Form 10QSB
period 2000-09-30
MILLENNIUM QUEST INC
filed 2000-11-14
CIK 1117057

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
         ____________________________________________________________

  (Mark one)
     XX           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
   -------        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
   -------        EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

    _____________________________________________________________________

                       Commission File Number: 0-31619

                            MILLENNIUM QUEST, INC.
      (Exact Name of small business issuer as specified in its charter)

               Delaware                           87-0430320
       _______________________               ______________________
       (State of Incorporation)              (IRS Employer ID Number)


              4089 Mount Olympus Way, Salt Lake City, Utah 84124
          __________________________________________________________
                   (Address of principal executive offices)

                                (801) 278-6990
                    _____________________________________
                         (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [XX] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     1,961,643 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [XX]

                            MILLENNIUM QUEST, INC.

             Form 10-QSB for the Quarter ended September 30, 2000

                              Table of Contents

Part I - Financial Information                                           Page


   Item 1.  Financial Statements                                           3

   Item 2.  Management's Discussion and Analysis or Plan of Operation     10

Part II - Other Information

   Item 1.  Legal Proceedings                                             12

   Item 2.  Changes in Securities                                         12

   Item 3.  Defaults Upon Senior Securities                               12

   Item 4.  Submission of Matters to a Vote of Security Holders           12

   Item 5.  Other Information                                             12

   Item 6.  Exhibits and Reports on Form 8-K                              12

Signatures                                                                12

                        Part I - Financial Information

Item 1 - Financial Statements

                            MILLENNIUM QUEST, INC.
                  (Formerly Dix Hills Equities Group, Inc.)
                        [A Development Stage Company]

                           CONDENSED BALANCE SHEETS
                                 [Unaudited]

                                    ASSETS

                                                 September 30,  December 31,
                                                     2000           1999
                                                 -------------  -------------
CURRENT ASSETS:
  Cash in bank                                   $     32,878   $     35,620
                                                 -------------  -------------
     Total Current Assets                              32,878         35,620
                                                 -------------  -------------
                                                 $     32,878   $     35,620
                                                 =============  =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $      3,865   $      2,399
                                                 -------------  -------------
     Total Current Liabilities                          3,865          2,399
                                                 -------------  -------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
    shares authorized, no shares issued and
    outstanding                                              -             -
  Common stock, $.001 par value, 20,000,000
    shares authorized, 1,961,643 shares issued
    and outstanding                                     1,962          1,962
  Capital in excess of par value                      161,088        161,088
  Deficit accumulated during the development
    stage                                            (134,037)      (129,829)
                                                 -------------  -------------
     Total Stockholders' Equity                        29,013         33,221
                                                 -------------  -------------
                                                 $     32,878   $     35,620
                                                 =============  =============

Note: The balance sheet as of December 31, 1999 was taken from the audited financial statements at that date and condensed.

            The accompanying notes are an integral part of these
                       unaudited financial statements.

                            MILLENNIUM QUEST, INC.
                  (Formerly Dix Hills Equities Group, Inc.)
                        [A Development Stage Company]

                      CONDENSED STATEMENTS OF OPERATIONS
                                 [Unaudited]


                                        For the                 For the
                                      Three Months            Nine Months          From Inception
                                         Ended                   Ended             on February 4,
                                      September 30,           September 30,        1986, Through
                               --------------------------------------------------- September 30,
                                    2000         1999        2000         1999     2000
                               ------------ ------------ ------------ ------------ --------------
REVENUE:                       $         -  $         -  $         -  $         -  $           -

OPERATING EXPENSES:
  General and Administrative             -        7,500        5,000        8,006         68,726
                               ------------ ------------ ------------ ------------ --------------
LOSS FROM OPERATIONS                     -       (7,500)      (5,000)      (8,006)       (68,726)
                               ------------ ------------ ------------ ------------ --------------
OTHER INCOME:
  Interest Income                      259          279          792          891         20,515
                               ------------ ------------ ------------ ------------ --------------
Total Other Income                     259          279          792          891         20,515
                               ------------ ------------ ------------ ------------ --------------
LOSS BEFORE INCOME TAXES               259       (7,221)      (4,208)      (7,115)       (48,211)

CURRENT TAX EXPENSE                      -            -            -            -              -

DEFERRED TAX EXPENSE                     -            -            -            -              -
                               ------------ ------------ ------------ ------------ --------------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS                259       (7,221)      (4,208)      (7,115)       (48,211)
                               ------------ ------------ ------------ ------------ --------------
DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued subsidiary              -            -            -            -       (131,258)
  Gain on disposal of
    discontinued subsidiary              -            -            -            -         45,432
                               ------------ ------------ ------------ ------------ --------------
INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                -            -            -            -        (85,826)
                               ------------ ------------ ------------ ------------ --------------
NET INCOME (LOSS)              $       259  $    (7,221) $    (4,208) $    (7,115) $    (134,037)
                               ============ ============ ============ ============ ==============
INCOME (LOSS) PER COMMON SHARE:

  Income (loss) from
    continuing operations      $       .00  $      (.00) $      (.00) $      (.00) $        (.02)
  (Loss) from discontinued
    operations                           -            -            -            -           (.05)
  Gain on disposal of subsidiary         -            -            -            -            .02
                               ------------ ------------ ------------ ------------ --------------
GAIN (LOSS) PER COMMON SHARE   $       .00 $       (.00) $      (.00) $      (.00) $        (.05)
                               ============ ============ ============ ============ ==============

The accompanying notes are an integral part of these unaudited financial statements.


                          MILLENNIUM QUEST, INC.
                 (Formerly Dix Hills Equities Group, Inc.)
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS
                                [Unaudited]

                                                         For the Nine           From Inception
                                                          Months Ended          on February 4,
                                                        September 30,1986       1986 Through
                                                   ---------------------------  September 30,
                                                       2000           1999      2000
                                                   ------------- -------------  --------------
Cash Flows from Operating Activities:
   Net Income (loss)                               $     (4,208) $     (7,115)  $    (134,037)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
       Non-cash expense                                       -             -          10,000
       Amortization expense                                   -             -             200
       Changes in assets and liabilities:
         Increase (decrease) in accounts payable          1,466             -           3,865
                                                   ------------- -------------  --------------
         Net Cash Flows (Used) by
          Operating Activities                           (2,742)       (7,115)       (119,972)
                                                   ------------- -------------  --------------
Cash Flows from Investing Activities:
  Organization costs                                          -             -            (200)
                                                   ------------- -------------  --------------

         Net Cash (Used) by Investing Activities              -             -            (200)
                                                   ------------- -------------  --------------
Cash Flows from Financing  Activities:
  Proceeds from common stock issuance                         -             -         181,350
  Stock offering costs                                        -             -         (28,300)
                                                   ------------- -------------  --------------
         Net Cash Provided by Financing Activities            -             -         153,050
                                                   ------------- -------------  --------------
Net Increase (decrease) in cash                          (2,742)       (7,115)         32,878

Cash at Beginning of Period                              35,620        42,552               -
                                                   ------------- -------------  --------------
Cash at End of Period                              $     32,878  $     35,437   $      32,878
                                                   ============= =============  ==============

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                                       $          -  $          -   $           -
    Income taxes                                   $          -  $          -   $           -


Supplemental Schedule of Noncash Investing and Financing Activities:

   For the nine months ended September 30, 2000:
     None

   For the nine months ended September 30, 1999:
     None.

The accompanying notes are an integral part of these unaudited financial statements.

                      MILLENNIUM QUEST, INC.
            (Formerly Dix Hills Equities Group, Inc.)
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized under the laws of the State of Delaware on February 4, 1986 as Teracom, Inc. The name was subsequently changed to Dix Hills Equities Group, Inc. in connection with an acquisition of a subsidiary in December, 1988. The acquisition was subsequently rescinded during 1994. During April 2000 the name of the Company was changed to Millennium Quest, Inc. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

Organization Costs - The Company previously amortized its organization costs, which reflect amounts expended to organize the Company, over sixty [60] months using the straight line method.

Restatement of Financial Statements - During January, 1989, the company effected a 1 for 10 reverse split of its common stock. The financial statements have been restated to reflect these changes for all periods presented [See Note 3].

Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Income (Loss) Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented [See
Note 4].

                      MILLENNIUM QUEST, INC.
            (Formerly Dix Hills Equities Group, Inc.)
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Income Taxes -The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires an asset/liability approach for the effect of income taxes [See Note 2].

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities   deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain
Derivative Instruments and Certain Hedging Activities   and Amendment of SFAS
No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2000 the Company has available unused operating loss carryforwards of approximately $114,000, which may be applied against future taxable income and which expire in various years through 2020.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $38,500 as of September 30, 2000 with an offsetting valuation allowance at period end of the same amount, resulting in a change in the valuation allowance of approximately $1,500 during the nine months ending September 30, 2000.

NOTE 3 - CAPITAL STOCK

Public Offering of Common Stock - During March, 1987, the Company completed a public offering of 806,750 shares of its previously authorized, but unissued common stock. This offering was registered by qualification in the State of Utah and was made in reliance on Rule 504 of Regulation D under the Securities Act of 1933. An offering price of $.20 per share was arbitrarily determined by the Company and the sales agent. Total proceeds of the offering amounted to $161,350 and stock offering costs of $28,300 were offset against capital in excess of par value.

                      MILLENNIUM QUEST, INC.
            (Formerly Dix Hills Equities Group, Inc.)
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK [CONTINUED]

Stock Split - In January, 1989, the Board of Directors authorized a 1 for 10 reverse stock split, thereby decreasing the number of shares issued and outstanding to 5,740,000. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split for all periods presented.

Preferred Stock - The Company has 5,000,000 shares of preferred stock authorized $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2000.

Cancellation of Common Stock - During 1994, 4,778,360 shares of common stock were returned for cancellation due to the recission of the acquisition which had occurred in 1988.

Common Stock - During February 1999, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. This stock was issued for services rendered and is valued at $10,000 (or $.01 per share).

NOTE 4  - LOSS PER SHARE

The following data show the amounts used in computing income/(loss) per share for the periods presented:

<CAPTION

                                  For the Three       For the Nine      From Inception
                                  Months Ended        Months Ended      on February 4,
                                  September 30,       September 30,     1986, Through
                           --------------------- ---------------------  September 30,
                              2000         1999       2000     1999     2000
                           ---------- ---------- ---------- ----------  ------------
Income (loss) from
continuing operations
available to common
shareholders (numerator)   $     259  $  (7,221) $  (4,208) $  (7,115)  $   (48,211)
                           ---------- ---------- ---------- ----------  ------------
(Loss) from discontinued
operations available to
common shareholders
(numerator)                $       -  $       -  $       -  $       -   $  (131,258)
                           ---------- ---------- ---------- ----------  ------------
Gain on disposal of
discontinued subsidiary
(numerator)                $       -  $       -  $       -  $       -   $    45,432
                           ---------- ---------- ---------- ----------  ------------
Weighted average number of
common shares outstanding
used in loss per share for
the period (denominator)    1,961,643  1,961,643  1,961,643  1,760,175    2,800,641
                           ---------- ---------- ---------- ----------  ------------



                      MILLENNIUM QUEST, INC.
            (Formerly Dix Hills Equities Group, Inc.)
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans, or through additional sales of its common stock or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

NOTE 6 - RELATED PARTY TRANSACTIONS

Management Compensation   During the year ended December 31, 1999 the Company
issued 1,000,000 shares of common stock for services rendered valued at $10,000. During the period ended September 30, 2000 the Company did not pay any compensation to its officers or directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 7 - ACQUISITION / RECISSION

In December, 1988, the Company entered into an acquisition agreement wherein the Company issued 4,592,000 shares of common stock to acquire all of the issued and outstanding shares of Dix Hills Equities Group, Inc., making it a wholly owned subsidiary of the Company. The Company changed its name to Dix Hills Equities Group, Inc. A Class Action Securities fraud lawsuit was subsequently filed against the Company and its officers (post acquisition) in October, 1991. In September of 1993 an agreement was reached to rescind the acquisition agreement and to return the control and status of the parent company back to its pre-acquisition officers. In May, 1994, 4,592,000 shares of common stock issued for the acquisition were returned for cancellation along with an additional 186,360 shares owned by former management.

                         Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)     Caution Regarding Forward-Looking Information

     This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)     Results of Operations

     For the past several years, the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

     The Company is not aware of any trends that have or are reasonably likely to have a material impact on its liquidity, net sales, revenues, or income
from continuing operations.   There have been no events which have caused
material changes from period to period in one or more line items of the financial statements or any seasonal aspects that have had a material effect on the financial condition or results of operation.

     During the preceding year, the Company has not experienced any material changes in results of operation. During the quarter ended September 30, 2000, the Company had no general and administrative expenses, as compared to $7,500 in expenses for the quarter ended September 30, 1999. All of such expenses were incurred in connection with the Company's ongoing reporting activities.

     The Company has realized net income for the three months ended September 30, 2000 of $259, resulting from interest income; a net loss for the three months ended September 30, 1999, of $7,221; and a net loss since inception of $134,037.

(3)     Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At September 30, 2000, the Company had working capital of approximately $32,900, which has not changed significantly since December 31, 1999. Working capital as of both dates consists of cash. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

     Although the Company's assets consist of cash, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940, and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurance that any investment made by the Company will not result in losses.

     The Company has very limited liquid assets, and such assets may not be sufficient for the Company to meet its operating needs over the next twelve months. The Company does not anticipate, however, that it will require substantial revenue, or additional cash assets, until it enters into an acquisition or reorganization transaction with a business opportunity. The Company has no material revenues and its needs for capital will in all likelihood change dramatically if it acquires an interest in a business opportunity in the next twelve months. The Company's current operating plan is to (a) cover the administrative and reporting requirements of a public company; and (b) search for, and investigate, potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company, and there can be no assurance that the Company will be able to identify any such business, product, technology or entity suitable for an acquisition or reorganization transaction. Moreover, there can be no assurance the Company will be successful in its efforts to enter into consummate an acquisition or reorganization transaction on terms favorable or beneficial to the Company and its shareholders, or that it, or its successor, will be able to effectively manage the business opportunity the Company acquires or becomes engaged in.

                   Part II - Other Information

Item 1 - Legal Proceedings

     None.

Item 2 - Changes in Securities

     None.

Item 3 - Defaults Upon Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     During the quarter ended September 30, 2000, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLENNIUM QUEST, INC.


     November 14, 2000                /s/ Dimitri Cocorinis
                                   -----------------------------------
                                          Dimitri Cocorinis, President

                                   MILLENNIUM QUEST, INC.


     November 14, 2000                /s/ Terry Cononelos
                                   -----------------------------------
                                    Terry Cononelos, Secretary/Treasurer