Form 10KSB
period 2001-12-31
MILLENNIUM QUEST INC
filed 2002-04-01
CIK 1117057

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the fiscal year ended December 31, 2001

                 Commission File Number:  0-31619

                      MILLENNIUM QUEST, INC.
       ---------------------------------------------------
      (Exact name of Registrant as specified in its Charter)

       DELAWARE                                         87-0430320
------------------------------                        -------------------
(State or other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

        4089 Mount Olympus Way, Salt Lake City, Utah 84124
      -----------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number including Area Code:  (801) 278-6990

                         (Not applicable)
        --------------------------------------------------
       Former name, former address and former fiscal year,
                  if changed since last report.

Securities Registered Under Section 12(b) of the Exchange Act:  None.

  Securities Registered Pursuant to Section 12(g) of the Act:
                  Common Stock, Par Value $0.001

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]   No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.  $0.

      State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: The Company's stock has not traded on the over-the-counter market for over ten years. There has been, therefore, no market for the Company's common stock in the over-the-counter market.

     As of March 27, 2002, the Registrant had outstanding 1,961,643 shares of its common stock, par value $0.001.

               DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. NONE.



                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I                                                               Page No.
------                                                                -------

Item 1.  Description of Business..........................................1
Item 2.  Description of Property..........................................7
Item 3.  Legal Proceedings................................................7
Item 4.  Submission or Matters to a Vote of Security Holders..............8

PART II
-------

Item 5.  Market for Common Equity and Related Stockholder Matters.........8
Item 6.  Management's Discussion and Analysis or Plan of Operation........8
Item 7.  Financial Statements.............................................9
Item 8.  Changes In and Disagreements With Accountants on Accounting and
             Financial Disclosure.........................................9

PART III
--------

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act..............10
Item 10. Executive Compensation..........................................11
Item 11. Security Ownership of Certain Beneficial Owners and Management..12
Item 12. Certain Relationships and Related Transactions..................12
Item 13. Exhibits and Reports on Form 8-K................................13
Signatures...............................................................14

                              PART I

                 ITEM 1.  DESCRIPTION OF BUSINESS

General

      Millennium Quest, Inc. (the "Company"), a Delaware corporation, is a "blank check" company which is attempting to locate a business enterprise which it may acquire, merge or reorganize with, or become engaged in. The Company has been inactive for several years, and to date has not located any specific business enterprise for its involvement, nor has it entered into any arrangement or agreements with respect thereto.

History

     Millennium Quest, Inc. (the "Company") was organized under the laws of the state of Delaware on February 4, 1986, under the name "Teracom, Inc.," for the purpose of seeking a business opportunity which the Company could acquire, merge with, or become engaged in. Immediately following the organization of the Company, it sold a total of 400,000 shares of common stock, as presently constituted, to its officers, directors and other shareholders for a total of $20,000 in cash. In order to provide the Company with additional capital to seek to acquire or enter into a business opportunity, in March, 1987, the Company completed an offering registered by qualification in the State of Utah, and offered pursuant to an exemption from registration under the Securities Act of 1933, as amended, as set forth in Rule 504 of Regulation D, as amended (the "offering"). In the offering, the Company sold a total of 806,750 shares of common stock at a sales price of $.20 per share, as presently constituted, after giving effect to a 1 for 10 reverse split effected by the Company in January, 1989, described below, or an aggregate offering of $161,350. Following the offering, the original officers, directors and shareholders contributed back to the Company a total of 58,750 shares of common stock, to meet certain dilution requirements of the Utah Securities Division, the state in which the offering was conducted. The Company received net proceeds from the offering of approximately $133,000 after offering costs.

      In December, 1988, the Company entered into a reorganization with Dix Hills Equities Group, Inc. ("Dix Hills"), a closely-held Delaware corporation, which transaction was later rescinded in May, 1994, as described below. Under the terms of the reorganization, the Company acquired all of the issued and outstanding shares of Dix Hills in exchange for the issuance of a total of 4,592,000 shares of restricted common stock, or a controlling interest of approximately 80%, to the Dix Hills shareholders. As a result of this transaction, Dix Hills, a company engaged in the air conditioning and heating business, became a wholly-owned subsidiary of the Company. In connection with the reorganization, the officers and directors of the Company resigned, and the designees of Dix Hills were appointed as the new directors and officers of the Company; the Company effected a 1-for-10 reverse split in its issued and outstanding shares; and the Company changed its name to "Dix Hills Equities Group, Inc." All share figures in this report give effect to the 1-for-10 reverse split described above.

      In connection with the reorganization, the Company spent several weeks reviewing the business and operating results of Dix Hills Equities Group, Inc. ("Dix Hills"). However, due to limited resources, the Company did not seek the assistance of experts in evaluating or assessing the business and financial condition of Dix Hills, or in verifying the information and representations provided by Dix Hills and its representatives. The reorganization was entered into in reliance upon numerous representations of management of Dix Hills, including representations that (a) that the surviving company would undertake a significant expansion plan, and (b) the surviving company had commitments from third parties to provide substantial additional capital to fund such expansion. Many of these representations were contained in the reorganization agreement. Following the reorganization, former management learned that management of the successor company, despite their representations to the contrary, were unable or unwilling to perform as represented. As a result, no expansion plan was implemented, and new management failed to keep the shareholders apprized of Company activities. This resulted in the lawsuit described below. Management has concluded that a number of measures could have been undertaken to reduce the possibility of similar mistakes in the future, including, a more thorough "due diligence" review of the merger candidate, and, where appropriate, the use of experts to assist in reviewing the proposed merger candidate; continuing participation on the board of directors of the successor company; penalty provisions and other safeguards in the merger or acquisition agreement in the event management failed to perform as represented, and the like. At the time of the transaction, management had relatively little business experience. Since 1988, management has acquired extensive experience in reviewing and evaluating companies, and in structuring transactions, which should reduce the likelihood of similar errors in the future.

       In October, 1991, a group of interested shareholders, consisting of Coombs & Company, a Washington state partnership, and the present officers and directors, filed a lawsuit in the United States District Court for the District of Utah, against Dix Hills and the new management of the Company (the "Dix Hills Group"), alleging a number of claims against the Dix Hills Group, including federal securities law claims. In September, 1993, the parties to the lawsuit entered into a settlement agreement, under the terms of which the Dix Hills Group agreed to rescind the reorganization agreement, and to return the control and status of the public company back to its pre-acquisition officers and directors. The settlement agreement provided for the payment by the Dix Hills Group to the Company of the sum of $80,000. In connection with the settlement, in May, 1994, the Dix Hills Group returned to the Company, for cancellation, all of the 4,592,000 post-split shares of common stock issued in the reorganization, together with an additional 186,360 shares of common stock owned by former management. As a result of the settlement agreement, the Dix Hills Group resigned as officers and directors of the Company, and present management was appointed.

      In April, 2000, the Company changed its name to "Millennium Quest, Inc." In February, 1999, the Company issued a total of 1,000,000 shares of restricted common stock, to its officers, directors and two other shareholders, in consideration of the efforts undertaken by these individuals to accomplish the recission, described above, and to reactivate the business of the Company.

Business - General

      As indicated, the Company is seeking a business enterprise for acquisition, reorganization or merger, or participation by the Company. Over the past few months, the Company's efforts have been focused on updating the Company's financial statements and preparing this filing, and the Company has not conducted any substantive review of any business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company will investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

     It is anticipated that opportunities will be made available to the Company through its officers and directors and through professional advisors including securities broker-dealers and through members of the financial community.

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firms business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

     For the past few years, the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

     There are no plans or arrangements proposed or under consideration for the issuance or sale of additional securities by the Company prior to the identification of an acquisition candidate. Consequently, management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. This lack of diversification should be considered a substantial risk, because it will not permit the Company to offset potential losses from one venture against gains from another.

      The Company has voluntarily filed this registration statement on Form 10-SB to become subject to the reporting requirements under the Securities Exchange Act of 1934 (the "Exchange Act"), based on management's belief that the Company's reporting status will enhance its ability to locate and acquire a business opportunity. The Company intends to continue to voluntarily file reports under the Exchange Act, regardless of whether its obligation to do so is suspended by rule or statute.

Selection of a Business

      The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth," the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

      Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services. Management of the Company will not be paid a finder's fee for locating a business opportunity.

      The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

      In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company. The Company will not acquire or merge with a business or corporation in which the Company's officers, directors, or promoters, or their affiliates or associates, have any direct or indirect ownership interest.

      The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

      The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

      The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business

      In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions.
On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

      In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition.

      Although the Company's present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

      In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, Management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management does not anticipate obtaining an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders. However, the Company has adopted a policy for resolving the foregoing adopted a resolution for the purpose of addressing potential conflicts of interest between controlling shareholders and/or management and the other shareholders. Under this policy, management and controlling shareholders are prohibited from entering into any transaction which would be in their interests but be contrary to the best interests of the minority shareholders. While this policy does not prohibit transactions which would result in a personal benefit to management or controlling shareholders, the policy does require management to more carefully evaluate a proposed transaction to determine that the transaction is in the best interest of the Company.

      The officers and directors of the Company intend to conduct their business in the best interests of all the shareholders.

      Under Delaware Law, the officers and directors of a corporation have a fiduciary duty to a corporation and the stockholders of the corporation. In general, management of a Delaware corporation are held to two duties as fiduciaries: (a) the duty of remaining loyalty to the interests of the corporation, and (b) the duty of exercising due care. The duty of loyalty is the obligation of an officer or director to give primacy to the interests of the corporation rather than personal concerns - to avoid self-dealing at the corporation's expense. An officer and director can be held personally liable if it is found that he breached this duty by using his corporate position to make a personal profit or for other personal gain. The duty of care is the obligation of an officer and director to exercise reasonable prudence - to investigate and to deliberate adequately - in making business judgments for the corporation or its stockholders. These duties are owed personally by the officers and directors of the Company, and the officers and directors, or each of them, can be personally liable for any damages to the Company resulting from a breach of such fiduciary duties.

       It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

       While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

     Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company. The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

     The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

      The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

      It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

      The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

      The Company is a development stage company and currently has no employees. Executive officers, who are not compensated for their time contributed to the Company, will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be no more than 20 hours per month per person, until such time as the Company enters into active negotiations to acquire or reorganize with a business. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry. The officers have received no cash compensation, but each were issued 350,000 shares of common stock in February, 1999, for services rendered on behalf of the Company.

                 ITEM 2.  DESCRIPTION OF PROPERTY

      The Company does not own any property. The Company uses offices and related clerical services at 4089 Mount Olympus Way, Salt Lake City, Utah 84124, provided by Terry Cononelos, the Secretary/Treasurer and a Director of the Company at no charge.

                    ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

   ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established trading market for the common stock, and there has not been a trading market in the Company's common stock for over ten (10) years. For the past several years, there have been no public transactions in
the common stock of the Company, to the best knowledge of the Company.   The
Company's common stock is not quoted on the OTC Bulletin Board, the "pink sheets," or in any other quotation system. The Company will seek to have its common stock quoted on the OTC Bulletin Board; however, there can be no assurance the Company will be successful in accomplishing this objective. Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

     At March 27, 2002, there were approximately 166 holders of record of the Company's Common Stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     As of December 31, 2001, the Company had cash of $30,355, liabilities of $9,777, and no other liquid assets or resources.

      At present, the Company does not have adequate capital to conduct any significant operations. The Company is engaged in the search for potential business opportunities for acquisition or involvement with the Company, which activities are severely limited by the Company's lack of resources. Management believes that any business venture in which the Company becomes involved will be made by issuing shares of the Company's authorized but unissued common stock. It is anticipated that the Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

      The Company has very limited liquid assets, and such assets may not be sufficient for the Company to meet its operating needs over the next twelve months, if the Company becomes engaged in a specific business endeavor. Until the Company finds a business to acquire or to become engaged in, the Company does not anticipate, however, that it will require substantial revenue, or additional cash assets, until after December 31, 2002. If additional funds should become necessary for operations, the Company may be required to seek funds privately from shareholders and officers and directors. In addition, the Company anticipates that if it enters into an acquisition transaction in the next twelve months, the surviving company may need additional capital for operations and expansion efforts. The Company will seek to enter into a business transaction with a company which either has sufficient operating capital for a period of at least one year, or which is capable of raising capital on terms favorable to the successor company. There is no assurance that the Company, or its successor, will be able to raise private capital when needed, or on favorable terms. The Company has no material revenues and its needs for capital will in all likelihood change dramatically if it acquires an interest in a business opportunity in the next twelve months. The Company's current operating plan is to (a) cover the administrative and reporting requirements of a public company; and (b) search for, and investigate, potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company, and there can be no assurance that the Company will be able to identify any such business, product, technology or entity suitable for an acquisition or reorganization transaction. Moreover, there can be no assurance the Company will be successful in its efforts to enter into consummate an acquisition or reorganization transaction on terms favorable or beneficial to the Company and its shareholders, or that it, or its successor, will be able to effectively manage the business opportunity the Company acquires or becomes engaged in.

      The Company is dependent upon management and/or its principal shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase, and until the Company is in a position to enter into a business transaction, of which there can be no assurance. It is the intent of management and its principal shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, if the Company is in need of additional capital to enter into a business opportunity, the Company may not have sufficient capital, or be able to obtain sufficient capital from management or its principal shareholders for such purpose.

RESULTS OF OPERATIONS

      The Company had essentially no operations during the fiscal year ended December 31, 2001.

      The Company has had no revenue from continuing operations and incurred expenses during the year ended December 31, 2001, of $9,078, in accounting, legal and other general and administrative expenses in connection with the Company's continuing efforts to file necessary periodic reports and to reactivate its business operations, and in reviewing a number of possible business opportunities during the fiscal year. For the years ended December 31, 2001 and 2000, the Company has incurred net losses of $8,434 and $4,209, respectively.

      As indicated, the Company will be dependent on management and its principal shareholders to provide sufficient capital to preserve the integrity of the corporate entity until the Company enters into a business enterprise.

                  ITEM 7.  FINANCIAL STATEMENTS

      The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 15.

           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with accountants since the Company's organization.

                             PART III

        ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS; COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

      The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.


    Name                     Age   Positions(1)                       Since
--------------------        -----  ---------------------------------  -----

Dimitri Cocorinis            47    President and Director             1994

Terry Cononelos              48    Secretary/Treasurer and Director   1994

(1) All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

      The following is information on the business experience of each director and officer.

      Dimitri Cocorinis, is the President and a director of the Company. Mr. Cocorinis has been a registered investment advisor for Wasatch Advisors, an investment advisory firm, for over ten (10) years. As an employee of Wasatch Advisors, Mr. Cocorinis is a senior trader and a money manager of mutual funds for institutional investors. From approximately 1980 until his current employment at Wasatch Advisors, Mr. Cocorinis was a real estate agent for Sugarhouse Realty, a Salt Lake City based real estate company. Mr. Cocorinis received his bachelor of arts degree from the University of Utah in philosophy. He also has a liberal arts degree from Franklin College in Lugano, Switzerland.

      Terry Cononelos, is the Secretary and a director of the Company. Mr. Cononelos has been a real estate agent with Chapman Richards, a Salt Lake City real estate firm, for the past eight years. From 1980 until his current position, he was a real estate agent at Sugarhouse Realty. Mr. Cononelos received his bachelor's degree in accounting from the University of Utah in 1977.

      Mr. Cocorinis and Mr. Cononelos are cousins.

OTHER SHELL COMPANY ACTIVITIES

      Neither of the officers and directors are involved in any other shell corporations, as an officer, director or principal shareholder, and have not had any such involvement for over ten (10) years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      To the best knowledge of the Company, there are no required reports that have not been filed or have been filed untimely during the most recent fiscal year ended December 31, 2001.

                 ITEM 10.  EXECUTIVE COMPENSATION

      The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business.

      There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

      There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

      On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation as discussed under "BUSINESS." In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

      In February, 1999, the Company granted to its officers and directors, and two other shareholders, a total of 1,000,000 shares of restricted common stock, for services rendered on behalf of the Company over the preceding several years. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS.")

                 ITEM 11.  SECURITY OWNERSHIP OF
             CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of the date of this report, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address                       Common Shares      Percent Of Class(1)
----------------                       --------------     -------------------

Officers and Directors:

Dimitri Cocorinis(2)
1346 East Harrison Avenue
Salt Lake City, Utah 84105                436,925            22.27

Terry Cononelos(2)
4089 Mount Olympus Way
Salt Lake City, Utah 84124                436,925            22.27


All Executive officers and
Directors as a Group (2 persons)          873,850            44.55


Greater than 5% Beneficial Owners:

Jack Coombs(2)
2581 East 1300 South
Salt Lake City, Utah 84108                295,000            15.04


(1)  All shares are held of record and beneficially.

(2) These individuals were issued a total of 950,000 shares of restricted common stock in February, 1999, in consideration of services rendered to the Company. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In February, 1999, the Company issued a total of 1,000,000 shares of restricted common stock to its two officers and directors, and to two other shareholders for services rendered by these individuals over the preceding several years in effecting a recission of the transaction with Dix Hills, described under "ITEM 1. BUSINESS," and in undertaking efforts to bring the Company current. These shares were issued as follows: Terry Cononelos and Dimitri Cocorinis (officers and directors) - 350,000 shares each; Jack Coombs
- 250,000 shares; and Jeff Helotes - 50,000 shares.   At the time of issuance
of these shares, and since the date of issuance, there has been no market for the common stock of the Company. These shares were issued in reliance upon the exemption from registration set forth under Section 4(2) of the Securities Act of 1933, as amended, and applicable exemptions in the state of Utah.

      Except for the transaction described above, there are no proposed transactions and no transactions during the past two years to which the Company was (or is) a party, and in which any officer, director, or principal shareholder, or their affiliates or associates, was also a party.

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.


SEC Ref. No.    Description/ Title of Document

   3.1*         Articles of Incorporation, as amended
   3.2*         Bylaws


*  Filed as Exhibit with corresponding number on Form 10-SB dated October 19,
2001.

      During the fiscal year ended December 31, 2001, the Company filed no reports on Form 8-K.

                            SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MILLENNIUM QUEST, INC.


Date: April 1,  2002                        By: /s/ Dimitri Cocorinis
                                        Dimitri Cocorinis, President

     In accordance with the Exchange Act, the registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 1, 2002                      By: /s/ Dimitri Cocorinis
                                             Dimitri Cocorinis, Director


Date: April 1, 2002                      By: /s/ Terry Cononelos
                                             Terry Cononelos, Director

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]



                             CONTENTS

                                                                        PAGE

      Independent Auditors' Report                                       16


      Balance Sheet, December 31, 2001                                   17


      Statements of Operations, for the years ended December 31,
         2001 and 2000 and for the period from the re-entering of
         development stage on May 4, 1994 through December 31, 2001      18


      Statement of Stockholders' Equity, from the re-entering of
         development stage on May 4, 1994 through December 31, 2001      19


      Statements of Cash Flows, for the years ended December 31,
         2001 and 2000 and for the period from the re-entering of
         development stage on May 4, 1994 through December 31, 2001      21


      Notes to Financial Statements                                      22

                   INDEPENDENT AUDITORS' REPORT



Board of Directors
MILLENNIUM QUEST, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Millennium Quest, Inc. [a development stage company] at December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and for the period from the re-entering of development stage on May 4, 1994 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Millennium Quest, Inc. [a development stage company] as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and for the period from the re-entering of development stage on May 4, 1994 through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since its inception and has no on-going operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Pritchett, Siler & Hardy, PC

PRITCHETT, SILER & HARDY, P.C.

March 4, 2002
Salt Lake City, Utah

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                          BALANCE SHEET


                              ASSETS

                                                              December 31,
                                                                  2001
                                                             -------------
CURRENT ASSETS:
  Cash                                                       $     30,355
                                                             -------------

    Total Current Assets                                           30,355
                                                             -------------

                                                             $     30,355
                                                             =============


               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                           $      9,777
                                                             -------------

     Total Current Liabilities                                      9,777
                                                             -------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, no shares issued and outstanding                  -
  Common stock, $.001 par value, 20,000,000 shares
   authorized, 1,961,643 shares issued and outstanding              1,962
  Capital in excess of par value                                  161,088
  Retained earnings (deficit)                                    (106,991)
  Deficit accumulated during the development stage                (35,481)
                                                             -------------

     Total Stockholders' Equity                                    20,578
                                                             -------------

                                                             $     30,355
                                                             =============













The accompanying notes are an integral part of this financial statement.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                     STATEMENTS OF OPERATIONS

                                                                  From the
                                           For the              re-entering
                                         Years Ended          of Development
                                         December 31,         Stage on May 4,
                                  --------------------------   1994 Through
                                       2001         2000     December 31, 2001
                                  ------------- ------------ -----------------
REVENUE                           $          -  $         -  $           -
                                  ------------- ------------ -----------------

OPERATING EXPENSES:
  General and administrative             9,078        5,260         44,262
                                  ------------- ------------ -----------------

LOSS FROM OPERATIONS                    (9,078)      (5,260)       (44,262)
                                  ------------- ------------ -----------------
OTHER INCOME:
  Interest and other income                644        1,051          8,781
                                  ------------- ------------ -----------------

     Total Other Income                    644        1,051          8,781
                                  ------------- ------------ -----------------
LOSS BEFORE INCOME TAXES                (8,434)      (4,209)       (35,481)

CURRENT TAX EXPENSE                          -            -              -

DEFERRED TAX EXPENSE                         -            -              -
                                  ------------- ------------ -----------------

NET LOSS                          $     (8,434) $    (4,209) $     (35,481)
                                  ============= ============ =================

LOSS PER COMMON SHARE             $       (.00) $      (.00) $        (.03)
                                  ============= ============ =================




The accompanying notes are an integral part of these financial statements.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

     FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON MAY 4, 1994

                    THROUGH DECEMBER 31, 2001


                                                                                                   Deficit
                                                                                                   Accumulated
                                 Preferred Stock         Common Stock        Capital in Retained   During the
                              --------------------- ------------------------ Excess of  Earnings   Development Total
                              Shares     Amount     Shares        Amount     Par Value  (Deficit)  Stage       Equity
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, May 4, 1994                  -  $       -     5,740,000  $   5,740  $ 147,310  $(106,991) $        -  $  46,059

Cancellation of shares for
 rescission of previous
 acquisition agreement,
 at $.001 per share, May
 1994                                 -          -    (4,778,360)    (4,778)     4,778          -           -          -

Other adjustments, rounding           -          -             3          -          -          -           -          -

Net loss for the year ended
 December 31, 1994                    -          -             -          -          -          -      (1,120)    (1,120)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, December 31, 1994            -          -       961,643        962    152,088   (106,991)     (1,120)    44,939


Net loss for the year ended
  December 31, 1995                   -          -             -          -          -          -      (5,040)    (5,040)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, December 31, 1995            -          -       961,643        962    152,088   (106,991)     (6,160)    39,899

Net income for the year ended
 December 31, 1996                    -          -             -          -          -          -         991        991
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, December 31, 1996            -          -       961,643        962    152,088   (106,991)     (5,169)    40,890

Net loss for the year ended
 December 31, 1997                    -          -             -          -          -          -        (976)      (976)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, December 31, 1997            -          -       961,643        962    152,088   (106,991)     (6,145)    39,914

Net loss for the year ended
 December 31, 1998                    -          -             -          -          -          -        (761)      (761)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, December 31, 1998            -          -       961,643        962    152,088   (106,991)     (6,906)    39,153

Shares issued for services
 rendered at $.01 per share,
 February 1999                        -          -     1,000,000      1,000      9,000          -           -     10,000

Net loss for the year ended
 December 31, 1999                    -          -             -          -          -          -     (15,932)   (15,932)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, December 31, 1999            -          -     1,961,643      1,962    161,088   (106,991)    (22,838)    33,221

Net loss for the year ended
 December 31, 2000                    -          -             -          -          -          -      (4,209)    (4,209)



                                    [CONTINUED]

                                        19

                              MILLENNIUM QUEST, INC.
                           [A Development Stage Company]

                         STATEMENT OF STOCKHOLDERS' EQUITY

             FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON MAY 4, 1994

                             THROUGH DECEMBER 31, 2001

                                    [CONTINUED]


                                                                                                   Deficit
                                                                                                   Accumulated
                                 Preferred Stock         Common Stock        Capital in Retained   During the
                              --------------------- ------------------------ Excess of  Earnings   Development Total
                              Shares     Amount     Shares        Amount     Par Value  (Deficit)  Stage       Equity
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, December 31, 2000            -          -     1,961,643      1,962    161,088   (106,991)    (27,047)    29,012

Net loss for the year ended
  December 31, 2001                   -          -             -          -         -           -      (8,434)    (8,434)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------

BALANCE, December 31, 2001            -  $       -     1,961,643  $   1,962  $ 161,088  $(106,991) $  (35,481) $  20,578
                              ========== ========== ============= ========== ========== ========== =========== ==========



















     The accompanying notes are an integral part of this financial statement.




                          MILLENNIUM QUEST, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                                                               From the
                                                          For the             re-entering
                                                        Years Ended         of Development
                                                        December 31,        Stage on May 4,
                                                --------------------------   1994 Through
                                                     2001         2000     December 31, 2001
                                                ------------- ------------ -----------------
Cash Flows from Operating Activities:
  Net Income (loss)                             $     (8,434) $    (4,209) $       (35,481)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Non-cash expenses                                     -            -           10,000
     Changes in assets and liabilities:
      Increase in accounts payable                     5,911        1,467            9,777
                                                ------------- ------------ -----------------
      Net Cash (Used) by Operating Activities         (2,523)      (2,742)         (15,704)
                                                ------------- ------------ -----------------

Cash Flows from Investing Activities                       -            -                -
                                                ------------- ------------ -----------------

      Net Cash (Used) by Investing Activities              -            -                -
                                                ------------- ------------ -----------------

Cash Flows from Financing Activities                       -            -                -
                                                ------------- ------------ -----------------

      Net Cash (Used) by Financing Activities              -            -                -
                                                ------------- ------------ -----------------

Net Increase (decrease) in cash                       (2,523)      (2,742)         (15,704)

Cash at Beginning of Period                           32,878       35,620           46,059
                                                ------------- ------------ -----------------

Cash at End of Period                           $     30,355  $    32,878  $        30,355
                                                ============= ============ =================

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                                    $          -  $         -  $             -
    Income taxes                                $          -  $         -  $             -

Supplemental schedule of Noncash Investing and Financing Activities:
   From the re-entering of development stage on May 4, 1994 through December 31, 2001:
       None









The accompanying notes are an integral part of these financial statements.


                                    21

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Millennium Quest, Inc. ("the Company") was organized under the laws of the State of Delaware on February 4, 1986 as Teracom, Inc. The name was subsequently changed to Dix Hills Equities Group, Inc. in connection with an acquisition of a subsidiary in December 1988. As a result of a class action lawsuit and settlement agreement a rescission of the acquisition was completed during 1994. During April 2000, the name of the Company was changed to Millennium Quest, Inc. The Company currently has no on-going operations but is seeking potential business opportunities. As a result of the rescission agreement the Company is considered to have re-entered into the development stage on May 4, 1994 and is currently considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

Income Taxes -The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires an asset/liability approach for the effect of income taxes [See Note 4].

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

Reduction of Authorized Shares - During March 2000, the Company amended its Certificate of Incorporation to reduce its number of authorized common shares by 180,000,000 shares and its authorized preferred shares by 5,000,000. After the amendment there were 20,000,000 common and 5,000,000 preferred shares authorized.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK [Continued]

Preferred Stock - The Company has 5,000,000 shares of preferred stock authorized, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2001.

Common Stock - On May 4, 1994, shareholders returned 4,778,360 shares of common stock for cancellation due to the rescission of the acquisition that had occurred in 1988. This resulted in a change in control of the Company and resulted in the Company entering into a new development stage.

On February 26, 1999, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock for services rendered valued at $10,000 (or $.01 per share).

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the years ended December 31, 2001 and 2000 the Company did not pay any compensation to its officers or directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2001, the Company has available unused operating loss carryforwards of approximately $122,000, which may be applied against future taxable income and which expire in various years through 2021. The amount of the net operating loss carryforwards, that can be utilized by the Company, will be subject to annual limitations due to the substantial change in ownership, that has occurred in the Company.


The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $18,300 and $17,000 as of December 31, 2001 and 2000, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,300 during 2001.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has no on-going operations, raising substantial doubt about the ability of the Company to continue as a going concern. Management is proposing to raise any necessary additional funds not provided by operations through loans, additional sales of its common stock, or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in establishing profitable operations. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the periods presented:


                                                                  From the
                                           For the              re-entering
                                         Years Ended          of Development
                                         December 31,         Stage on May 4,
                                  --------------------------   1994 Through
                                       2001         2000     December 31, 2001
                                  ------------- ------------ -----------------
Loss from continuing operations
  available to common
  shareholders (numerator)        $     (8,434) $    (4,209) $     (35,481)
                                  ------------- ------------ ----------------
Weighted average number of common
  shares outstanding used in loss
  per share for the period
  (denominator)                      1,961,643    1,961,643      1,333,694
                                  ------------- ------------ ----------------


Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.