Form 10QSB
period 2002-03-31
MILLENNIUM QUEST INC
filed 2002-05-10
CIK 1117057

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


(Mark one)
 [XX]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


_____________________________________________________________________

                 Commission File Number: 0-31619

                      MILLENNIUM QUEST, INC.
  --------------------------------------------------------------
(Exact Name of small business issuer as specified in its charter)

         Delaware                                           87-0445575
--------------------------                         ---------------------------
(State of Incorporation)                           (IRS Employer ID Number)


        4089 Mount Olympus Way, Salt Lake City, Utah 84124
     -------------------------------------------------------
             (Address of principal executive offices)

                           (801) 278-6990
      ------------------------------------------------------
                   (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     1,961,643 shares of its common stock, par value $0.001, as of the date of this report.

Transitional Small Business Disclosure Format (check one):   YES [ ]   NO [X]

                      MILLENNIUM QUEST, INC.

         Form 10-QSB for the Quarter ended March 31, 2002

                        Table of Contents

Part I - Financial Information                                          Page

         Item 1.  Financial Statements                                      3

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                         9

Part II - Other Information

         Item 1.  Legal Proceedings                                        11

         Item 2.  Changes in Securities                                    11

         Item 3.  Defaults Upon Senior Securities                          11

         Item 4.  Submission of Matters to a Vote of Security Holders      11

         Item 5.  Other Information                                        11

         Item 6.  Exhibits and Reports on Form 8-K                         11

Signatures                                                                 11

                             PART I
                  ITEM 1.  FINANCIAL INFORMATION


                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                                   March 31,     December 31,
                                                     2002            2001
                                                 -------------- -------------
CURRENT ASSETS:
  Cash                                           $      19,359  $     30,355
                                                 -------------- -------------

    Total Current Assets                                19,359        30,355
                                                 -------------- -------------

                                                 $      19,359  $     30,355
                                                 ============== =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $       1,200  $      9,777
                                                 -------------- -------------

    Total Current Liabilities                            1,200         9,777
                                                 -------------- -------------


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding                                               -             -
  Common stock, $.001 par value, 20,000,000
   shares authorized, 1,961,643 shares issued
   and outstanding                                       1,962         1,962
  Capital in excess of par value                       161,088       161,088
  Retained deficit                                    (106,991)     (106,991)
  Deficit accumulated during the development stage     (37,900)      (35,481)
                                                 -------------- -------------
    Total Stockholders' Equity                          18,159        20,578
                                                 -------------- -------------

                                                 $      19,359  $     30,355
                                                 ============== =============

Note: The balance sheet at December 31, 2001 was taken from the audited financial statements at that date and condensed.




The accompanying notes are an integral part of these unaudited condensed financial statements.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                  From the
                                                               re-entering of
                                           For the Three        Development
                                            Months Ended       Stage on May 4,
                                              March 31,         1994 Through
                                     -------------------------    March 31,
                                         2002         2001          2002
                                     ------------ ------------- -------------

REVENUE                              $         -  $          -  $          -

OPERATING EXPENSES:
  General and Administrative               2,474         1,461        46,736
                                     ------------ ------------- -------------

LOSS FROM OPERATIONS                      (2,474)       (1,461)      (46,736)
                                     ------------ ------------- -------------
OTHER INCOME:
  Interest Income                             55           221         8,836
                                     ------------ ------------- -------------

    Total Other Income                        55           221         8,836
                                     ------------ ------------- -------------

LOSS BEFORE INCOME TAXES                  (2,419)       (1,240)      (37,900)

CURRENT TAX EXPENSE                            -             -             -

DEFERRED TAX EXPENSE                           -             -             -
                                     ------------ ------------- -------------

NET LOSS                             $    (2,419) $     (1,240) $    (37,900)
                                     ============ ============= =============

LOSS PER COMMON SHARE                $      (.00) $       (.00) $       (.03)
                                     ============ ============= =============



The accompanying notes are an integral part of these unaudited condensed financial statements.



                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                           From the
                                                                        re-entering of
                                                   For the Three         Development
                                                    Months Ended       Stage on May 4,
                                                       March 31,         1994 Through
                                              -------------------------    March 31,
                                                  2002         2001          2002
                                              ------------ ------------- -------------
Cash Flows from Operating Activities:
 Net Income (loss)                            $    (2,419) $     (1,240) $    (37,900)
 Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Non-cash expense                                    -             -        10,000
    Amortization expense                                -             -             -
    Changes in assets and liabilities:
      Increase (decrease) in accounts payable      (8,577)        1,375         1,200
                                              ------------ ------------- -------------
      Net Cash Provided (Used) by
      Operating Activities                        (10,996)          135       (26,700)
                                              ------------ ------------- -------------
Cash Flows from Investing Activities:
 Organization costs                                     -             -             -
                                              ------------ ------------- -------------

      Net Cash (Used) by Investing Activities           -             -             -
                                              ------------ ------------- -------------
Cash Flows from Financing Activities:
 Proceeds from common stock issuance                    -             -             -
 Stock offering costs                                   -             -             -
                                              ------------ ------------- -------------

     Net Cash Provided by Financing Activities          -             -             -
                                              ------------ ------------- -------------
Net Increase (decrease) in cash                   (10,996)          135       (26,700)

Cash at Beginning of Period                        30,355        32,878        46,059
                                              ------------ ------------- -------------
Cash at End of Period                         $    19,359  $     33,013  $     19,359
                                              ============ ============= =============


Supplemental Disclosures of Cash Flow information:
 Cash paid during the period for:
   Interest                                   $         -  $          -  $          -
   Income taxes                               $         -  $          -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March 31, 2002:
    None

  For the three months ended March 31, 2001:
    None


The accompanying notes are an integral part of these unaudited condensed financial statements.

                                5

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

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

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Preferred Stock - The Company has 5,000,000 shares of preferred stock authorized, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2002 and December 31, 2001.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the three months ended March 31, 2002 and 2001 the Company did not pay any compensation to its officers or directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2002 the Company has available unused operating loss carryforwards of approximately $124,000, which may be applied against future taxable income and which expire in various years through 2022.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $19,100 and $18,300 as of March 31, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $800 during the three months ended March 31, 2002.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans, or through additional sales of its common stock or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                                  From the
                                                               re-entering of
                                           For the Three        Development
                                            Months Ended       Stage on May 4,
                                              March 31,         1994 Through
                                     -------------------------    March 31,
                                         2002         2001          2002
                                     ------------ ------------- -------------
Loss from continuing operations
available to common shareholders
(numerator)                          $    (2,419) $     (1,240) $    (37,900)
                                     ------------ ------------- -------------
Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)     1,961,643     1,961,643     1,353,263
                                     ------------ ------------- -------------

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                         PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(1)  Caution Regarding Forward-Looking Information and Risk Factors

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) volatility of the stock market; and (iii) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

(2)  Plan of Operation

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

(3)  Results of Operations

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

Three Months Periods Ended March 31, 2002 and 2001

     During the preceding year, the Company has not experienced any material changes in results of operation. During the quarter ended March 31, 2002, the Company had $2,474 in general and administrative expenses, as compared to $1,461 in expenses for the quarter ended March 31, 2001. All of such expenses were incurred in connection with the Company's ongoing reporting activities.

     The Company has realized a net loss for the three months ended March 31, 2002 and 2001, of $2,419 and $1,240, respectively; and a net loss from the reentering of development stage on May 4, 1994 through March 31, 2002, of $37,900.

(4)  Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At March 31, 2002, the Company had working capital of approximately $18,159, as compared to $20,578, at December 31, 2001. Working capital as of both dates consists of cash less accounts payable. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

     Although the Company's assets consist of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940, and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurance that any investment made by the Company will not result in losses.

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended March 31, 2002, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         None.



                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MILLENNIUM QUEST, INC.


May 10, 2002                        /s/ Dimitri Cocorinis
                                    -------------------------------------
                                    Dimitri Cocorinis
                                    President and Chief Financial Officer