Form 10QSB
period 2002-06-30
MILLENNIUM QUEST INC
filed 2002-08-14
CIK 1117057

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


(Mark one)
     XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

_____________________________________________________________________

                 Commission File Number: 0-31619


                      MILLENNIUM QUEST, INC.
(Exact Name of small business issuer as specified in its charter)

         Delaware                                       87-0445575
(State of Incorporation)                           (IRS Employer ID Number)


        4089 Mount Olympus Way, Salt Lake City, Utah 84124
             (Address of principal executive offices)

  (801) 278-6990
(Issuer's telephone number)



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

                      MILLENNIUM QUEST, INC.

         Form 10-QSB for the Quarter ended June 30, 2002

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

                             PART I
                  ITEM 1.  FINANCIAL INFORMATION

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                                      June 30,    December 31,
                                                       2002           2001
                                                   ------------- -------------
CURRENT ASSETS:
 Cash                                              $     16,982  $     30,355
                                                   ------------- -------------
  Total Current Assets                                   16,982        30,355
                                                   ------------- -------------

                                                   $     16,982  $     30,355
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                  $        530  $      9,777
                                                   ------------- -------------
   Total Current Liabilities                                530         9,777
                                                   ------------- -------------

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value, 5,000,000 shares
  authorized, no shares issued and outstanding                -             -
 Common stock, $.001 par value, 20,000,000 shares
  authorized, 1,961,643 shares issued
  and outstanding                                         1,962         1,962
 Capital in excess of par value                         161,088       161,088
 Retained deficit                                      (106,991)     (106,991)
 Deficit accumulated during the development stage       (39,607)      (35,481)
                                                   ------------- -------------

  Total Stockholders' Equity                             16,452        20,578
                                                   ------------- -------------

                                                   $     16,982  $     30,355
                                                   ============= =============


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


                            MILLENNIUM QUEST, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                       From Re-entering
                                            For the Three          For the Six         of Development
                                             Months Ended          Months Ended        Stage on May 4,
                                               June 30,              June 30,          1994, Through
                                 --------------------------- ------------------------- June 30,
                                       2002          2001          2002        2001    2002
                                 -------------- ------------ ------------ ------------ ---------------
REVENUE                          $           -  $         -  $         -  $         -  $            -

OPERATING EXPENSES:
 General and administrative              1,745        1,647        4,219        3,108          48,481
                                 -------------- ------------ ------------ ------------ ---------------

LOSS FROM OPERATIONS                    (1,745)      (1,647)      (4,219)      (3,108)        (48,481)
                                 -------------- ------------ ------------ ------------ ---------------
OTHER INCOME:
 Interest Income                            38          170           93          391           8,874
                                 -------------- ------------ ------------ ------------ ---------------

  Total Other Income                        38          170           93          391           8,874
                                 -------------- ------------ ------------ ------------ ---------------

LOSS BEFORE INCOME TAXES                (1,707)      (1,477)      (4,126)      (2,717)        (39,607)

CURRENT TAX EXPENSE                          -            -            -            -               -

DEFFERED TAX EXPENSE                         -            -            -            -               -
                                 -------------- ------------ ------------ ------------ ---------------

NET LOSS                         $      (1,707) $    (1,477) $    (4,126) $    (2,717) $      (39,607)
                                 ============== ============ ============ ============ ===============

LOSS PER COMMON SHARE            $        (.00) $      (.00) $      (.00) $      (.00) $         (.03)
                                 ============== ============ ============ ============ ===============





The accompanying notes are an integral part of these unaudited condensed financial statements.


                            MILLENNIUM QUEST, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    From Re-entering
                                                               For the Six          of Development Stage
                                                               Months Ended         on May 4,
                                                                 June 30,           1994 Through
                                                        --------------------------- June 30,
                                                               2002      2001       2002
                                                        ------------- ------------- -------------------
Cash Flows from Operating Activities:
 Net Income (loss)                                      $     (4,126) $     (2,717) $        (39,607)
 Adjustments to reconcile net loss to net
   cash used by operating activities:
     Non-cash expenses                                             -             -            10,000
     Changes in assets and liabilities:
        Increase (decrease) in accounts payable               (9,247)            -               530
                                                        ------------- ------------- -------------------

         Net Cash Flows (Used) by Operating Activities       (13,373)       (2,717)          (29,077)
                                                        ------------- ------------- -------------------
Cash Flows from Investing Activities:
 Organization costs                                                -             -                 -
                                                        ------------- ------------- -------------------
         Net Cash (Used) by Investing Activities                   -             -                 -
                                                        ------------- ------------- -------------------
Cash Flows from Financing  Activities:
 Proceeds from common stock issuance                               -             -                 -
 Stock offering costs                                              -             -                 -
                                                        ------------- ------------- -------------------
          Net Cash Provided by Financing Activities                -             -                 -
                                                        ------------- ------------- -------------------
Net Increase (decrease) in cash                              (13,373)       (2,717)          (29,077)

Cash at Beginning of Period                                   30,355        32,878            46,059
                                                        ------------- ------------- -------------------
Cash at End of Period                                   $     16,982  $     30,161  $         16,982
                                                        ============= ============= ===================

Supplemental Disclosures of Cash Flow information:
 Cash paid during the period for:
   Interest                                             $          -  $          -  $              -
   Income taxes                                         $          -  $          -  $              -

Supplemental Schedule of Noncash Investing and Financing Activities:
 For the six months ended June 30, 2002:
     None

 For the six months ended June 30, 2001:
     None

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

Reduction of Authorized Shares - During March 2000, the Company amended its Certificate of Incorporation to reduce its number of authorized common shares by 180,000,000 shares and its authorized preferred shares by 5,000,000. After the amendment there were 20,000,000 common and 5,000,000 preferred shares authorized.

Preferred Stock - The Company has 5,000,000 shares of preferred stock authorized, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2002 and December 31, 2001.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the six months ended June 30, 2002 and 2001 the Company did not pay any compensation to its officers or directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2002 the Company has available unused operating loss carryforwards of approximately $126,000, which may be applied against future taxable income and which expire in various years through 2022.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $18,900 and $18,300 as of June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $600 during the six months ended June 30, 2002.

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

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                                                       From Re-entering
                                            For the Three          For the Six         of Development
                                             Months Ended          Months Ended        Stage on May 4,
                                               June 30,              June 30,          1994, Through
                                 --------------------------- ------------------------- June 30,
                                       2002          2001          2002        2001    2002
                                 -------------- ------------ ------------ ------------ ---------------
 Loss from continuing operations
 available to common
 shareholders (numerator)        $      (1,707) $    (1,477) $    (4,126) $    (2,717) $    (39,607)
                                 -------------- ------------ ------------ ------------ ---------------

 Weighted average number of
 common shares outstanding used
 in loss per share for the period
 (denominator)                       1,961,643    1,961,643    1,961,643    1,961,643     1,371,848
                                 -------------- ------------ ------------ ------------ ---------------


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

(2)   Plan of Operation

      The Company's current operating plan is to (a) cover the administrative and reporting requirements of a public company; and (b) search for, and investigate, potential businesses, products, technologies and companies for acquisition or merger. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company, and there can be no assurance that the Company will be able to identify any such business, product, technology or entity suitable for an acquisition or reorganization transaction. Moreover, there can be no assurance the Company will be successful in its efforts to enter into or consummate an acquisition or reorganization transaction on terms favorable or beneficial to the Company and its shareholders, or that it, or its successor, will be able to effectively manage the business opportunity the Company acquires or becomes engaged in.

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

Three and Six Months Periods Ended June 30, 2002 and 2001

     During the preceding year, the Company has been inactive except for compliance with its reporting obligations and related activities, and, therefore, it has not experienced any material changes in results of operation. During the quarter ended June 30, 2002, the Company had $1,745 in general and administrative expenses, as compared to $1,647 in expenses for the quarter ended June 30, 2002. During the six months ended June 30, 2002, the Company had $4,219 in general and administrative expenses, as compared to $3,108 in expenses for the six months ended June 30, 2002. All of such expenses were incurred in connection with the Company's ongoing reporting activities.

     The Company has realized a net loss for the three months ended June 30, 2002 and 2001, of $1,707 and $1,477, respectively; a net loss for the six months ended June 30, 2002 and 2001, of $4,126 and $2,717, respectively; and a net loss from the reentering of development stage on May 4, 1994 through June 30, 2002, of $39,607.

(4)  Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At June 30, 2002, the Company had working capital of approximately $16,452, as compared to $20,578, at December 31, 2001. Working capital as of both dates consists of cash less accounts payable. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended June 30, 2002, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MILLENNIUM QUEST, INC.


August 13, 2002                         /s/ Dimitri Cocorinis
                                        Dimitri Cocorinis
                                        President and Chief Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Millennium Quest, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dimitri Cocorinis, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 13, 2002                   /s/ Dimitri Cocorinis

                                         Dimitri Cocorinis
                                         President and Chief Financial Officer