Form 10QSB
period 2002-09-30
MILLENNIUM QUEST INC
filed 2002-11-13
CIK 1117057

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
______________________________________________________________________________

                            (Mark one)
         [XX]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

         [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                EXCHANGE ACT OF 1934

                For the transition period from ___________ to ___________

______________________________________________________________________________

                 Commission File Number: 0-31619

                      MILLENNIUM QUEST, INC.
                   ___________________________
(Exact Name of small business issuer as specified in its charter)

         Delaware                                            87-0445575
______________________________              __________________________________
(State of Incorporation)                          (IRS Employer ID Number)


        4089 Mount Olympus Way, Salt Lake City, Utah 84124
        __________________________________________________
             (Address of principal executive offices)

                          (801) 278-6990
                    _________________________
                   (Issuer's telephone number)



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

                      MILLENNIUM QUEST, INC.

       Form 10-QSB for the Quarter ended September 30, 2002

                        Table of Contents

Part I - Financial Information                                           Page

    Item 1.  Financial Statements                                         3

    Item 2.  Management's Discussion and Analysis or Plan of Operation   10

    Item 3.  Controls and Procedures                                     11

Part II - Other Information

    Item 1.  Legal Proceedings                                           12

    Item 2.  Changes in Securities                                       12

    Item 3.  Defaults Upon Senior Securities                             12

    Item 4.  Submission of Matters to a Vote of Security Holders         12

    Item 5.  Other Information                                           12

    Item 6.  Exhibits and Reports on Form 8-K                            12

Signatures                                                               12

Certification                                                            13

Certification                                                            14

                  PART I - FINANCIAL INFORMATION
                  Item 1 - Financial Statements

                      MILLENNIUM QUEST, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                                 September 30,  December 31,
                                                    2002            2001
                                                --------------- -------------
CURRENT ASSETS:
  Cash                                          $       15,386  $     30,355
                                                --------------- -------------
     Total Current Assets                               15,386        30,355
                                                --------------- -------------

                                                $       15,386  $     30,355
                                                =============== =============



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $          810  $      9,777
                                                --------------- -------------

     Total Current Liabilities                             810         9,777
                                                --------------- -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                          -             -
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   1,961,643 shares issued and
   outstanding                                           1,962         1,962
  Capital in excess of par value                       161,088       161,088
  Retained deficit                                    (106,991)     (106,991)
  Deficit accumulated during the
   development stage                                   (41,483)      (35,481)
                                                --------------- -------------

     Total Stockholders' Equity                         14,576        20,578
                                                --------------- -------------
                                                $       15,386  $     30,355
                                                =============== =============


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


                         MILLENNIUM QUEST, INC.
                      [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                       From Re-entering
                                        For the Three             For the Nine         of Development
                                        Months Ended              Months Ended         Stage on May 4,
                                        September 30,             September 30,        1994, Through
                               --------------------------- --------------------------- September 30,
                                    2002          2001          2002         2001      2002
                               ------------- ------------- ------------- ------------- --------------
REVENUE                        $          -  $          -  $          -  $          -  $           -

OPERATING EXPENSES:
 General and administrative           1,905         3,187         6,124         6,295         50,386
                               ------------- ------------- ------------- ------------- --------------

LOSS FROM OPERATIONS                  1,905        (3,187)       (6,124)       (6,295)       (50,386)
                               ------------- ------------- ------------- ------------- --------------
OTHER INCOME:
 Interest Income                         29           147           122           538          8,903
                               ------------- ------------- ------------- ------------- --------------

   Total Other Income                    29           147           122           538          8,903
                               ------------- ------------- ------------- ------------- --------------

LOSS BEFORE INCOME TAXES             (1,876)       (3,040)       (6,002)       (5,757)       (41,483)

CURRENT TAX EXPENSE                       -             -             -             -              -

DEFFERED TAX EXPENSE                      -             -             -             -              -
                               ------------- ------------- ------------- ------------- --------------

NET LOSS                       $     (1,876) $     (3,040) $     (6,002) $     (5,757) $     (41,483)
                               ============= ============= ============= ============= ==============

LOSS PER COMMON SHARE          $       (.00) $       (.00) $       (.00) $       (.00) $        (.03)
                               ============= ============= ============= ============= ==============














The accompanying notes are an integral part of these unaudited condensed financial statements.




                            MILLENNIUM QUEST, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        From Re-entering
                                                                                        of Development
                                                                   For the Nine         Stage
                                                                   Months Ended         on May 4,
                                                                   September 30,        1994 Through
                                                            --------------------------- September 30,
                                                                  2002        2001      2002
                                                            ------------- ------------- -------------
Cash Flows from Operating Activities:
  Net Income (loss)                                         $     (6,002) $     (5,757) $    (41,483)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Non-cash expenses                                                 -             -        10,000
     Changes in assets and liabilities:
       Increase (decrease) in accounts payable                    (8,967)        3,128           810
                                                            ------------- ------------- -------------

         Net Cash Flows (Used) by Operating Activities           (14,969)       (2,629)      (30,673)
                                                            ------------- ------------- -------------

Cash Flows from Investing Activities:
  Organization costs                                                   -             -             -
                                                            ------------- ------------- -------------

         Net Cash (Used) by Investing Activities                       -             -             -
                                                            ------------- ------------- -------------
Cash Flows from Financing  Activities:
  Proceeds from common stock issuance                                  -             -             -
  Stock offering costs                                                 -             -             -
                                                            ------------- ------------- -------------

         Net Cash Provided by Financing Activities                     -             -             -
                                                            ------------- ------------- -------------

Net Increase (decrease) in cash                                  (14,969)       (2,629)      (30,673)

Cash at Beginning of Period                                       30,355        32,878        46,059
                                                            ------------- ------------- -------------

Cash at End of Period                                       $     15,386  $     30,249  $     15,386
                                                            ============= ============= =============

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                                                $          -  $          -  $          -
    Income taxes                                            $          -  $          -  $          -



Supplemental Schedule of Noncash Investing and Financing Activities:
  For the nine months ended September 30, 2002:
      None

  For the nine months ended September 30, 2001:
      None






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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

                      MILLENNIUM QUEST, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

Reduction of Authorized Shares - During March 2000, the Company amended its Certificate of Incorporation to reduce its number of authorized common shares by 180,000,000 shares and its authorized preferred shares by 5,000,000. After the amendment there were 20,000,000 common and 5,000,000 preferred shares authorized.

Preferred Stock - The Company has 5,000,000 shares of preferred stock authorized, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2002 and December 31, 2001.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the nine months ended September 30, 2002 and 2001 the Company did not pay any compensation to its officers or directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                      MILLENNIUM QUEST, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2002 the Company has available unused operating loss carryforwards of approximately $128,000, which may be applied against future taxable income and which expire in various years through 2022.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $19,200 and $18,300 as of September 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $900 during the nine months ended September 30, 2002.

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

                      MILLENNIUM QUEST, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                                                       From Re-entering
                                        For the Three             For the Nine         of Development
                                        Months Ended              Months Ended         Stage on May 4,
                                        September 30,             September 30,        1994, Through
                               --------------------------- --------------------------- September 30,
                                    2002          2001          2002         2001      2002
                               ------------- ------------- ------------- ------------- --------------
Loss from continuing operations
 available to common
 shareholders (numerator)      $     (1,876) $     (3,040) $     (6,002) $     (5,757) $    (41,483)
                               ------------- ------------- ------------- ------------- -------------
Weighted average number of
 common shares outstanding
 used in loss per share for
 the period (denominator)         1,961,643     1,961,643     1,961,643     1,961,643     1,389,517
                               ------------- ------------- ------------- ------------- -------------



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

Three and Nine Months Periods Ended September 30, 2002 and 2001

      During the preceding year, the Company has been inactive except for compliance with its reporting obligations and related activities, and, therefore, it has not experienced any material changes in results of operation. During the quarter ended September 30, 2002, the Company had $1,905 in general and administrative expenses, as compared to $3,187 in expenses for the quarter ended September 30, 2001. During the nine months ended September 30, 2002, the Company had $6,124 in general and administrative expenses, as compared to $6,295 in expenses for the nine months ended September 30, 2001. All of such expenses were incurred in connection with the Company's ongoing reporting activities.

      The Company has realized a net loss for the three months ended September 30, 2002 and 2001, of $1,876 and $3,040, respectively; a net loss for the nine months ended September 30, 2002 and 2001, of $6,002 and $5,757, respectively; and a net loss from the reentering of development stage on May 4, 1994 through September 30, 2002, of $41,483.

(4)   Liquidity and Capital Resources

      The Company has not experienced a material change in financial condition over the past year. At September 30, 2002, the Company had working capital of approximately $14,576, as compared to $20,578, at December 31, 2001. Working capital as of both dates consists of cash less accounts payable. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

Item 3 - Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer of the Company, Dimitri Cocorinis, and Chief Financial Officer of the Company, Terry Cononelos, concluded that the Company's disclosure controls and procedures were adequate.

     (b) Internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer, Dimitri Cocorinis, and Chief Financial Officer, Terry Cononelos.

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended September 30, 2002, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         None.


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               MILLENNIUM QUEST, INC.


     November 12, 2002         /s/ Dimitri Cocorinis
                               ----------------------------------
                               Dimitri Cocorinis
                               Chief Executive Officer



                               MILLENNIUM QUEST, INC.


     November 12, 2002         /s/ Terry Cononelos
                               ---------------------------------
                               Terry Cononelos
                               Chief Financial Officer

                          CERTIFICATION

    I, Dimitri Cocorinis, Chief Executive Officer of the Company, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Millennium Quest, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date: November 12, 2002     /s/ Dimitri Cocorinis
                                   -------------------------------
                                    Dimitri Cocorinis
                                    Chief Executive Officer

                          CERTIFICATION

    I, Terry Cononelos, Chief Financial Officer of the Company, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Millennium Quest, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date: November 12, 2002     /s/ Terry Cononelos
                                   ----------------------------
                                   Terry Cononelos
                                   Chief Financial Officer