Form 10KSB
period 2002-12-31
MILLENNIUM QUEST INC
filed 2003-03-31
CIK 1117057

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the fiscal year ended December 31, 2002

                 Commission File Number:  0-31619

                      MILLENNIUM QUEST, INC.
                 _______________________________
      (Exact name of Registrant as specified in its Charter)


            DELAWARE                                      87-043032
    _____________________________                       _______________
   (State or other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

        4089 Mount Olympus Way, Salt Lake City, Utah 84124
      ______________________________________________________
       (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number including Area Code:  (801) 278-6990

                         (Not applicable)
                       ___________________
       Former name, former address and former fiscal year,
                  if changed since last report.

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

As of March 24, 2003, the Registrant had outstanding 1,961,643 shares of its common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I                                                               Page No.

Item 1.  Description of Business.............................................1
Item 2.  Description of Property.............................................8
Item 3.  Legal Proceedings...................................................8
Item 4.  Submission or Matters to a Vote of Security Holders.................8

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............8
Item 6.  Management's Discussion and Analysis or Plan of Operation...........9
Item 7.  Financial Statements...............................................10
Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure...............................................10

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act..................10
Item 10. Executive Compensation.............................................11
Item 11. Security Ownership of Certain Beneficial Owners and Management.....12
Item 12. Certain Relationships and Related Transactions.....................13
Item 13. Exhibits and Reports on Form 8-K...................................13
Item 14. Controls and Procedures............................................13
Signatures..................................................................14
Certifications..............................................................15

The information contained in this Form 10-KSB for the fiscal year ended December 31, 2002, is as of the latest practicable date except for financial information, which relates to the fiscal year.

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

     In April, 2000, the Company changed its name to "Millennium Quest, Inc." In February, 1999, the Company issued a total of 1,000,000 shares of restricted common stock, to its officers, directors and two other shareholders, in consideration of the efforts undertaken by these individuals to accomplish the rescission, described above, and to reactivate the business of the Company.

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

     For the past few years, the Company has had no active business operations. In recent months, the Company has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management. There are no plans or arrangements proposed or under consideration for the issuance or sale of additional securities by the Company prior to the identification of an acquisition candidate. Consequently, management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. This lack of diversification should be considered a substantial risk, because it will not permit the Company to offset potential losses from one venture against gains from another.

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

Employees

     The Company is a development stage company and currently has no employees. Executive officers, who are not compensated for their time contributed to the Company, will devote only such time to the affairs of the Company as they deem appropriate, until such time as the Company enters into active negotiations to acquire or reorganize with a business. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry. The officers have received no cash compensation, but each were issued 350,000 shares of common stock in February, 1999, for services rendered on behalf of the Company.

Recent Developments

     Over the past year, the Company and its management have initiated efforts to locate an attractive enterprise with which the Company may acquire or become engaged in, or with which it may merge, or reorganize. These efforts include, but are not limited to, contacts with various professionals, including professional advisors, securities broker-dealers, lawyers and accountants, and other members of the financial community; and a preliminary review of certain business opportunities, all of which have been declined by the Company.

      To date, as indicated above, the Company has not entered into any transaction, and does not have any specific commitments or business opportunities under review. The Company is undertaking efforts to have its stock quoted in the "pink sheets," in an attempt to establish a trading market in the common stock.

     Management believes it has been unsuccessful to date in locating a suitable business enterprise for acquisition, merger or reorganization due to a number of factors, including the absence of a trading market for the Company's securities; the very limited resources of the Company; a perceived decline in "reverse acquisition" transactions in recent years; an increase in regulatory requirements; the costs involved in connection with becoming a publicly-owned company; and general economic and market conditions. Management is hopeful that this situation will change at such time as it obtains a pink sheet listing and market conditions improve; however, there is no assurance that will occur.

                 ITEM 2.  DESCRIPTION OF PROPERTY

     The Company does not own any property. The Company uses offices and related clerical services at 4089 Mount Olympus Way, Salt Lake City, Utah 84124, provided by Terry Cononelos, the Secretary/Treasurer and a Director of the Company, at no charge.

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

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for the common stock, and there has not been a trading market in the Company's common stock for over ten (10) years. For the past several years, there have been no public transactions in
the common stock of the Company, to the best knowledge of the Company.   The
Company's common stock is not quoted on the OTC Bulletin Board, the "pink sheets," or in any other quotation system. The Company is undertaking efforts to have its common stock quoted on the pink sheets; however, that has not been accomplished to date, and there can be no assurance the Company will be successful in accomplishing this objective.

     Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

     At March 24, 2003, there were approximately 166 holders of record of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

     As of December 31, 2002, the Company had cash of $15,406, liabilities of $2,253, and no other liquid assets or resources.

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

     The Company has very limited liquid assets, and such assets may not be sufficient for the Company to meet its operating needs over the next twelve months, if the Company becomes engaged in a specific business endeavor. Until the Company finds a business to acquire or to become engaged in, the Company anticipates that it has sufficient capital through at least September 30, 2003. This may change, however, if the Company is actively reviewing business opportunities, with attendant travel and other costs, or other unforeseen expenses are incurred. If additional funds should become necessary for operations, the Company may be required to seek funds privately from shareholders and officers and directors. However, there is no legal obligation on the part of the officers, directors, or principal shareholders to advance or supply funds to the Company. Accordingly, the preservation of the corporate entity cannot be assured. In addition, the Company anticipates that if it enters into an acquisition transaction in the next twelve months, the surviving company may need additional capital for operations and expansion efforts. The Company will seek to enter into a business transaction with a company which either has sufficient operating capital for a period of at least one year, or which is capable of raising capital on terms favorable to the successor company. There is no assurance that the Company, or its successor, will be able to raise private capital when needed, or on favorable terms. The Company has no material revenues and its needs for capital will in all likelihood change dramatically if it acquires an interest in a business opportunity in the next twelve months. The Company's current operating plan is to (a) cover the administrative and reporting requirements of a public company; and (b) search for, and investigate, potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company, and there can be no assurance that the Company will be able to identify any such business, product, technology or entity suitable for an acquisition or reorganization transaction. Moreover, there can be no assurance the Company will be successful in its efforts to enter into consummate an acquisition or reorganization transaction on terms favorable or beneficial to the Company and its shareholders, or that it, or its successor, will be able to effectively manage the business opportunity the Company acquires or becomes engaged in.

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

Results of Operations

     The Company had essentially no operations during the fiscal year ended December 31, 2002.

     The Company has had no revenue from continuing operations and incurred expenses during the year ended December 31, 2002, of $7,568, in accounting, legal and other general and administrative expenses in connection with the Company's continuing efforts to file necessary periodic reports during the fiscal year. For the years ended December 31, 2002 and 2001, the Company has incurred net losses of $7,425 and $8,434, respectively.

     As indicated, the Company will be dependent on management and its principal shareholders to provide sufficient capital to preserve the integrity of the corporate entity until the Company enters into a business enterprise.

                  ITEM 7.  FINANCIAL STATEMENTS

      The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 18.

           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with accountants since the Company's organization.

                             PART III
        ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

     The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                    Age   Positions(1)                        Since
----                    ----  ------------                        -----

Dimitri Cocorinis       48    President and Director               1994

Terry Cononelos         49    Secretary/Treasurer and Director     1994


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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     To the best knowledge of the Company, there are no required reports that have not been filed or have been filed untimely during the most recent fiscal year ended December 31, 2002.

                 ITEM 10.  EXECUTIVE COMPENSATION

     During the past three fiscal years, no officer or director has received any compensation from the Company. The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

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

                                                  Common        Percent
     Name and Address                             Shares        Of Class(1)
     ----------------                             ------------  ----------

     Officers and Directors:

     Dimitri Cocorinis(2)
     1346 East Harrison Avenue
     Salt Lake City, Utah 84105                   436,925       22.27

     Terry Cononelos(2)
     4089 Mount Olympus Way
     Salt Lake City, Utah 84124                   436,925       22.27

     All Executive officers and
     Directors as a Group (2 persons)             873,850       44.55

     Greater than 5% Beneficial Owners:

     Jack Coombs(2)
     2581 East 1300 South
     Salt Lake City, Utah 84108                   295,000       15.04


(1)  All shares are held of record and beneficially.

(2) These individuals were issued a total of 950,000 shares of restricted common stock in February, 1999, in consideration of services rendered to the Company. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February, 1999, the Company issued a total of 1,000,000 shares of restricted common stock to its two officers and directors, and to two other shareholders for services rendered by these individuals over the preceding several years in effecting a rescission of the transaction with Dix Hills, described under "ITEM 1. BUSINESS," and in undertaking efforts to bring the Company current. These shares were issued as follows: Terry Cononelos and Dimitri Cocorinis (officers and directors) - 350,000 shares each; Jack Coombs
- 250,000 shares; and Jeff Helotes - 50,000 shares.   At the time of issuance
of these shares, and since the date of issuance, there has been no market for the common stock of the Company. These shares were issued in reliance upon the exemption from registration set forth under Section 4(2) of the Securities Act of 1933, as amended, and applicable exemptions in the state of Utah. Except for the transaction described above, there are no proposed transactions and no transactions during the past two years to which the Company was (or is) a party, and in which any officer, director, or principal shareholder, or their affiliates or associates, was also a party.

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

     SEC Ref. No.       Description/ Title of Document

         3.1*           Articles of Incorporation, as amended

         3.2*           Bylaws


*  Filed as Exhibit with corresponding number on Form 10-SB dated October 19,
2001.

     (b) Reports on Form 8-K. During the fiscal year ended December 31, 2002, the Company filed no reports on Form 8-K.


                ITEM 14.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Based upon an evaluation under supervision and with the participation of our management, as of a date within 90 days of the filing date of this Annual Report on form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     Changes in Internal Accounting. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon the assumptions about the likelihood of future events, and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MILLENNIUM QUEST, INC.

Date: March 24, 2003              /s/  Dimitri Cocorinis
                                  -------------------------------------------
                                  By:  Dimitri Cocorinis
                                  Its: President, Chief Executive Officer
                                       and Director

Date: March 27, 2003              /s/  Terry Cononelos
                                  ------------------------------------------
                                  By:  Terry Cononelos
                                  Its: Chief Financial Officer,
                                       Secretary/Treasurer and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 24, 2003              /s/  Dimitri Cocorinis
                                  ------------------------------------------
                                  By:  Dimitri Cocorinis
                                  Its: President, Chief Executive Officer
                                       and Director

Date: March 27, 2003              /s/  Terry Cononelos
                                  ------------------------------------------
                                  By:  Terry Cononelos
                                  Its: Chief Financial Officer,
                                       Secretary/Treasurer and Director

                    CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dimitri Cocorinis, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Millennium Quest, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003               /s/ Dimitri Cocorinis
                                   ------------------------------------------
                                   Dimitri Cocorinis, Chief Executive Officer

                    CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry Cononelos, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Millennium Quest, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003               /s/ Terry Cononelos
                                   -----------------------------------------
                                   Terry Cononelos, Chief Financial Officer

                    CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Millennium Quest, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Dimitri Cocorinis and Terry Cononelos, Chief Executive Officer and Chief Financial Officer of the Company, respectively, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 24, 2003             /s/ Dimitri Cocorinis
                                 -------------------------------------------
                                 Dimitri Cocorinis, Chief Executive Officer


Date: March 27, 2003             /s/ Terry Cononelos
                                 -------------------------------------------
                                 Terry Cononelos, Chief Financial Officer

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]



                             CONTENTS

                                                                    PAGE

         -  Independent Auditors' Report                             19


         -  Balance Sheet, December 31, 2002                         20


         -  Statements of Operations, for the years
             ended December 31, 2002 and 2001
             and for the period from the re-entering
             of development stage on May 4, 1994
             through December 31, 2002                               21


        -   Statement of Stockholders' Equity, from
             the re-entering of development stage on
             May 4, 1994 through December 31, 2002                22-23


        -   Statements of Cash Flows, for the years
             ended December 31, 2002 and 2001
             and for the period from the re-entering
             of development stage on May 4, 1994
             through December 31, 2002                               24


        -   Notes to Financial Statements                          25-27

                   INDEPENDENT AUDITORS' REPORT



Board of Directors
MILLENNIUM QUEST, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Millennium Quest, Inc. [a development stage company] at December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and for the period from the re-entering of development stage on May 4, 1994 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Millennium Quest, Inc. [a development stage company] as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from the re-entering of development stage on May 4, 1994 through December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since its inception and has no on-going operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/S/ Pritchett, Siler & Hardy PC

PRITCHETT, SILER & HARDY, P.C.

February 20, 2003
Salt Lake City, Utah

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                          BALANCE SHEET


                              ASSETS

                                                                December 31,
                                                                    2002
                                                               -------------
CURRENT ASSETS:
   Cash                                                        $     15,406
                                                               -------------
     Total Current Assets                                            15,406
                                                               -------------
                                                               $     15,406
                                                               =============

               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable                                            $      2,253
                                                               -------------
     Total Current Liabilities                                        2,253
                                                               -------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value,
     5,000,000 shares authorized, no
     shares issued and outstanding                                        -
   Common stock, $.001 par value,
     20,000,000 shares authorized,
     1,961,643 shares issued and
     outstanding                                                      1,962
   Capital in excess of par value                                   161,088
   Retained earnings (deficit)                                     (106,991)
   Deficit accumulated during the
     development stage                                              (42,906)
                                                               -------------

     Total Stockholders' Equity                                      13,153
                                                               -------------

                                                               $     15,406
                                                               =============





The accompanying notes are an integral part of this financial statement.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                     STATEMENTS OF OPERATIONS

                                                               From the
                                                               re-entering of
                                             For the           Development
                                            Year Ended         Stage on May 4,
                                            December 31,       1994 Through
                                   --------------------------- December 31,
                                       2002           2001     2002
                                   ------------- ------------- -------------

REVENUE                            $          -  $          -  $          -
                                   ------------- ------------- -------------
OPERATING EXPENSES:
  General and administrative              7,568         9,078        51,830
                                   ------------- ------------- -------------

LOSS FROM OPERATIONS                     (7,568)       (9,078)      (51,830)
                                   ------------- ------------- -------------

OTHER INCOME:
  Interest and other income                 143           644         8,924
                                   ------------- ------------- -------------
   Total Other Income                       143           644         8,924
                                   ------------- ------------- -------------

LOSS BEFORE INCOME TAXES                 (7,425)       (8,434)      (42,906)

CURRENT TAX EXPENSE                           -             -             -

DEFERRED TAX EXPENSE                          -             -             -
                                   ------------- ------------- -------------
NET LOSS                           $     (7,425) $     (8,434) $    (42,906)
                                   ------------- ------------- -------------

LOSS PER COMMON SHARE              $       (.00) $       (.00) $       (.03)
                                   ------------- ------------- -------------




The accompanying notes are an integral part of these financial statements.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

     FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON MAY 4, 1994

                    THROUGH DECEMBER 31, 2002


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



                                    [CONTINUED]
                                        22



                              MILLENNIUM QUEST, INC.
                           [A Development Stage Company]

                         STATEMENT OF STOCKHOLDERS' EQUITY

             FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON MAY 4, 1994

                             THROUGH DECEMBER 31, 2002

                                    [CONTINUED]


                                                                                                   Deficit
                                                                                                   Accumulated
                                 Preferred Stock         Common Stock        Capital in Retained   During the
                              --------------------- ------------------------ Excess of  Earnings   Development Total
                              Shares     Amount     Shares        Amount     Par Value  (Deficit)  Stage       Equity
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, December 31, 2000            -          -     1,961,643      1,962    161,088   (106,991)    (27,047)    29,012

Net loss for the year ended
  December 31, 2001                   -          -             -          -         -           -      (8,434)    (8,434)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------

BALANCE, December 31, 2001            -          -     1,961,643      1,962    161,088   (106,991)    (35,481)    20,578

Net loss for the year ended
  December 31, 2002                   -          -             -          -          -          -      (7,425)    (7,425)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------

BALANCE, December 31, 2002            -  $       -     1,961,643  $   1,962  $ 161,088  $(106,991) $  (42,906) $  13,153
                              ========== ========== ============= ========== ========== ========== =========== ==========





     The accompanying notes are an integral part of this financial statement.










                          MILLENNIUM QUEST, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                                                                   From the
                                                                                   re-entering of
                                                                 For the           Development
                                                                Year Ended         Stage on May 4,
                                                                December 31,       1994 Through
                                                       --------------------------- December 31,
                                                            2002         2001      2002
                                                       ------------- ------------- -------------
Cash Flows from Operating Activities:
  Net Income (loss)                                    $     (7,425) $     (8,434) $    (42,906)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
      Non-cash expenses                                           -             -        10,000
      Changes in assets and liabilities:
       Increase (decrease) in accounts payable               (7,524)        5,911         2,253
                                                       ------------- ------------- -------------
          Net Cash (Used) by Operating Activities           (14,949)       (2,523)      (30,653)
                                                       ------------- ------------- -------------

Cash Flows from Investing Activities                              -             -             -
                                                       ------------- ------------- -------------

          Net Cash (Used) by Investing Activities                 -             -             -
                                                       ------------- ------------- -------------

Cash Flows from Financing Activities                              -             -             -
                                                       ------------- ------------- -------------

          Net Cash (Used) by Financing Activities                 -             -             -
                                                       ------------- ------------- -------------
Net Increase (decrease) in cash                             (14,949)       (2,523)      (30,653)

Cash at Beginning of Period                                  30,355        32,878        46,059
                                                       ------------- ------------- -------------

Cash at End of Period                                  $     15,406  $     30,355  $     15,406
                                                       ============= ============= =============

Supplemental Disclosures of Cash Flow information:
 Cash paid during the period for:
   Interest                                            $          -  $          -  $          -
   Income taxes                                        $          -  $          -  $          -

Supplemental schedule of Noncash Investing and Financing Activities:
 From the re-entering of development stage on May 4, 1994 through December 31, 2002:
 None





The accompanying notes are an integral part of these financial statements.


                                    24

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

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires an asset/liability approach for the effect of income taxes [See Note 4].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Preferred Stock - The Company has 5,000,000 shares of preferred stock authorized, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2002.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the years ended December 31, 2002 and 2001 the Company did not pay any compensation to its officers or directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2002 the Company has available unused operating loss carryforwards of approximately $129,000, which may be applied against future taxable income and which expire in various years through 2022.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $19,400 and $18,300 as of December 31, 2002 and 2001, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,100 during the year ended December 31, 2002.

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

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:


                                                               From the
                                                               re-entering of
                                             For the           Development
                                            Year Ended         Stage on May 4,
                                            December 31,       1994 Through
                                   --------------------------- December 31,
                                       2002           2001     2002
                                   ------------- ------------- -------------
 Loss from continuing operations
   available to common shareholders
  (numerator)                      $     (7,425) $     (8,434) $    (42,906)
                                   ------------- ------------- -------------
 Weighted average number of common
   shares outstanding used in loss
   per share for the period
  (denominator)                       1,961,643     1,961,643     1,406,158
                                   ------------- ------------- -------------

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.