Form 10QSB
period 2003-03-31
MILLENNIUM QUEST INC
filed 2003-05-14
CIK 1117057

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
______________________________________________________________________________

(Mark one)

 [XX]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

_____________________________________________________________________________

                 Commission File Number: 0-31619

                      MILLENNIUM QUEST, INC.
 ________________________________________________________________
(Exact Name of small business issuer as specified in its charter)

               Delaware                                87-0445575
       ________________________                 _______________________
       (State of Incorporation)                 (IRS Employer ID Number)


        4089 Mount Olympus Way, Salt Lake City, Utah 84124
 _______________________________________________________________
             (Address of principal executive offices)

                          (801) 278-6990
 _______________________________________________________________
                   (Issuer's telephone number)



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

Transitional Small Business Format: Yes [  ] No [XX]

                      MILLENNIUM QUEST, INC.

         Form 10-QSB for the Quarter ended March 31, 2003

                        Table of Contents

Part I - Financial Information                                            Page

    Item 1.  Financial Statements                                         3

    Item 2.  Management's Discussion and Analysis or Plan of Operation    10

    Item 3.  Controls and Procedures                                      11

Part II - Other Information

    Item 1.  Legal Proceedings                                            12

    Item 2.  Changes in Securities                                        12

    Item 3.  Defaults Upon Senior Securities                              12

    Item 4.  Submission of Matters to a Vote of Security Holders          12

    Item 5.  Other Information                                            12

    Item 6.  Exhibits and Reports on Form 8-K                             12

Signature                                                                 13

Certifications                                                            14

                  PART I - FINANCIAL INFORMATION
                  Item 1 - Financial Statements

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                                      March 31,   December 31,
                                                        2003         2002
                                                   ------------- -------------
CURRENT ASSETS:
  Cash                                             $     15,419  $     15,406
                                                   ------------- -------------
    Total Current Assets                                 15,419        15,406
                                                   ------------- -------------
                                                   $     15,419  $     15,406
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $      4,412   $     2,253
                                                   ------------- -------------
    Total Current Liabilities                             4,412         2,253
                                                   ------------- -------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                           -             -
 Common stock, $.001 par value,
   20,000,000 shares authorized,
   1,961,643 shares issued and
   outstanding                                            1,962         1,962
 Capital in excess of par value                         161,088       161,088
 Retained deficit                                      (106,991)     (106,991)
 Deficit accumulated during the development stage       (45,052)      (42,906)
                                                   ------------- -------------
  Total Stockholders' Equity                             11,007        13,153
                                                   ------------- -------------
                                                   $     15,419  $     15,406
                                                   ============= =============

Note: The balance sheet at December 31, 2002 was taken from the audited financial statements at that date and condensed.


      The accompanying notes are an integral part of these unaudited condensed financial statements.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                               From
                                                               Re-entering
                                          For the Three        of Development
                                           Months Ended        Stage on May 4,
                                            March 31,          1994, Through
                                   --------------------------- March 31,
                                       2003           2002     2003
                                   ------------- ------------- -------------
REVENUE                            $          -  $          -  $          -

OPERATING EXPENSES:
 General and administrative               2,159         2,474        53,989
                                   ------------- ------------- -------------

LOSS FROM OPERATIONS                     (2,159)       (2,474)      (53,989)
                                   ------------- ------------- -------------
OTHER INCOME:
 Interest and other income                   13            55         8,937
                                   ------------- ------------- -------------
    Total Other Income                       13            55         8,937
                                   ------------- ------------- -------------

LOSS BEFORE INCOME TAXES                 (2,146)       (2,419)      (45,052)

CURRENT TAX EXPENSE                           -             -             -

DEFERRED TAX EXPENSE                          -             -             -
                                   ------------- ------------- -------------

NET LOSS                           $     (2,146) $     (2,419) $    (45,052)
                                   ============= ============= =============

LOSS PER COMMON SHARE              $       (.00) $       (.00) $       (.03)
                                   ============= ============= =============





      The accompanying notes are an integral part of these unaudited condensed financial statements.


                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                       From
                                                                       Re-entering
                                                  For the Three        of Development
                                                   Months Ended        Stage on May 4,
                                                    March 31,          1994, Through
                                           --------------------------- March 31,
                                               2003           2002     2003
                                           ------------- ------------- -------------
Cash Flows from Operating Activities:
 Net Income (loss)                         $     (2,146) $     (2,419) $    (45,052)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
    Non-cash expenses                                 -             -        10,000
    Changes in assets and liabilities:
     Increase (decrease) in accounts payable      2,159        (8,577)        4,412
                                           ------------- ------------- -------------
          Net Cash Provided (Used) by
          Operating Activities                       13       (10,996)      (30,640)
                                           ------------- ------------- -------------

Cash Flows from Investing Activities                  -             -             -
                                           ------------- ------------- -------------
          Net Cash Provided by
          Investing Activities                        -             -             -
                                           ------------- ------------- -------------

Cash Flows from Financing Activities                  -             -             -
                                           ------------- ------------- -------------
          Net Cash Provided by
          Financing Activities                        -             -             -
                                           ------------- ------------- -------------

Net Increase (Decrease) in Cash                      13       (10,996)      (30,640)

Cash at Beginning of Period                      15,406        30,355        46,059
                                           ------------- ------------- -------------

Cash at End of Period                      $     15,419  $     19,359  $     15,419
                                           ============= ============= =============

Supplemental Disclosures of Cash Flow information:

  Cash paid during the period for:
    Interest                               $          -  $          -  $         -
    Income taxes                           $          -  $          -  $         -

Supplemental Schedule of Noncash Investing and Financing Activities:

  From the re-entering of development stage on May 4, 1994 through March 31, 2003:
    None


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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

Preferred Stock - The Company has 5,000,000 shares of preferred stock authorized, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2003 and December 31, 2002.

Common Stock - On May 4, 1994, shareholders returned 4,778,360 shares of common stock for cancellation due to the rescission of an acquisition that had occurred in 1988. This resulted in a change in control of the Company and the Company entered into a new development stage.

In February 1999, the Company issued 1,000,000 shares of its previously authorized but unissued common stock for services rendered valued at $10,000 (or $.01 per share).

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the three months ended March 31, 2003 and 2002, the Company did not pay any compensation to its officers or directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2003, the Company has available unused operating loss carryforwards of approximately $131,400, which may be applied against future taxable income and which expire in various years through 2023.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $19,700 and $19,400 as of March 31, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $300 during the three months ended March 31, 2003.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans or through additional sales of its common stock or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:


                                                               From
                                                               Re-entering
                                          For the Three        of Development
                                           Months Ended        Stage on May 4,
                                            March 31,          1994, Through
                                   --------------------------- March 31,
                                       2003           2002     2003
                                   ------------- ------------- -------------
 Loss from continuing operations
 available to common
 shareholders (numerator)           $    (2,146) $     (2,419) $    (45,052)
                                   ------------- ------------- -------------

 Weighted average number of common
 shares outstanding used in loss
 per share for the period
 (denominator)                         1,961,643    1,961,643     1,421,526
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

Three Months Periods Ended March 31, 2003 and 2002

    The Company had no revenue from continuing operations for the three months ended March 31, 2003 and 2002.

    During the preceding year, the Company has been inactive except for compliance with its reporting obligations and related activities, and, therefore, it has not experienced any material changes in results of operation. General and administrative expenses for the three-month periods ended March 31, 2003 and 2002 were $2,159 and $2,474, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

    The Company's cash is invested in short-term, liquid cash equivalents. As a result, the Company had interest income of $13 for the three-months ended March 31, 2003, as compared to interest income of $55 for the same period in 2002.

    Due to the foregoing factors, the Company has realized a net loss of $2,146 for the three months ended March 31, 2003, as compared to a net loss of $2,419 for the three months ended March 31, 2002. The Company has had a net loss from the reentering of development stage on May 4, 1994 through March 31, 2003, of $45,052.

(4) Liquidity and Capital Resources

    The Company has not experienced a material change in financial condition over the past year. At March 31, 2003, the Company had working capital of approximately $11,007, as compared to $13,153, at December 31, 2002. Working capital as of both dates consists of cash less accounts payable. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended March 31, 2003, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         None.

                            SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MILLENNIUM QUEST, INC.


May 12, 2003                      /s/ Dimitri Cocorinis
                                  _____________________________________
                                  Dimitri Cocorinis
                                  Chief Executive Officer

                                  MILLENNIUM QUEST, INC.


May 11, 2003                      /s/ Terry Cononelos
                                  _____________________________________
                                  Terry Cononelos
                                  Chief Financial Officer

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

Date:  May 12, 2003                         /s/ Dimitri Cocorinis
                                            _______________________________
                                            Dimitri Cocorinis
                                            Chief Executive Officer

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

Date:  May 11, 2003                           /s/ Terry Cononelos
                                              _______________________________
                                              Terry Cononelos
                                              Chief Financial Officer

                    CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Millennium Quest, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Dimitri Cocorinis and Terry Cononelos, Chief Executive Officer and Chief Financial Officer of the Company, respectively, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: May 12, 2003             /s/ Dimitri Cocorinis
                               __________________________________________
                               Dimitri Cocorinis, Chief Executive Officer


Date: May 11, 2003             /s/ Terry Cononelos
                               __________________________________________
                               Terry Cononelos, Chief Financial Officer