Form 10QSB
period 2003-06-30
MILLENNIUM QUEST INC
filed 2003-08-13
CIK 1117057

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

_____________________________________________________________________________
(Mark one)

[XX]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2003

[  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT OF 1934

           For the transition period from _____ to ____
_____________________________________________________________________________

                 Commission File Number: 0-31619

                      MILLENNIUM QUEST, INC.
                     -----------------------
(Exact Name of small business issuer as specified in its charter)

            Delaware                                 87-0445575
      -----------------------                  ------------------------
      (State of Incorporation)                 (IRS Employer ID Number)


        4089 Mount Olympus Way, Salt Lake City, Utah 84124
       ---------------------------------------------------
             (Address of principal executive offices)

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

Transitional Small Business Format: Yes [  ]   No  [ X ]

                      MILLENNIUM QUEST, INC.

         Form 10-QSB for the Quarter ended June 30, 2003

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

                  PART I - FINANCIAL INFORMATION
                  Item 1 - Financial Statements


                      MILLENNIUM QUEST, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                                      June 30,   December 31,
                                                        2003        2002
                                                   ------------- -------------
CURRENT ASSETS:
  Cash                                             $     12,496  $     15,406
                                                   ------------- -------------
     Total Current Assets                                12,496        15,406
                                                   ------------- -------------
                                                   $     12,496  $     15,406
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                 $      3,738  $      2,253
                                                   ------------- -------------
     Total Current Liabilities                            3,738         2,253
                                                   ------------- -------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding                          -             -
  Common stock, $.001 par value,
    20,000,000 shares authorized,
    1,961,643 shares issued and
    outstanding                                           1,962         1,962
  Capital in excess of par value                        161,088       161,088
  Retained deficit                                     (106,991)     (106,991)
  Deficit accumulated during the
    development stage                                   (47,301)      (42,906)
                                                   ------------- -------------
     Total Stockholders' Equity                           8,758        13,153
                                                   ------------- -------------
                                                   $     12,496  $     15,406
                                                   ============= =============




Note: The balance sheet at December 31, 2002 was taken from the audited financial statements at that date and condensed.



      The accompanying notes are an integral part of these
            unaudited condensed financial statements.
                                3



                           MILLENNIUM QUEST, INC.
                        [A Development Stage Company]

                UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                     From Re-entering
                                    For the Three                For the Six         of Development
                                     Months Ended                Months Ended        Stage on May 4,
                                       June 30,                    June 30,          1994, Through
                             --------------------------- ---------------------------    June 30,
                                  2003          2002          2003          2002         2003
                             ------------- ------------- ------------- ------------- -------------
REVENUE                      $          -  $          -  $          -  $          -  $          -

OPERATING EXPENSES:
 General and administrative         2,257         1,745         4,416         4,219        56,246
                             ------------- ------------- ------------- ------------- -------------

LOSS FROM OPERATIONS               (2,257)       (1,745)       (4,416)       (4,219)      (56,246)
                             ------------- ------------- ------------- ------------- -------------
OTHER INCOME:
  Interest and other income             8            38            21            93         8,945
                             ------------- ------------- ------------- ------------- -------------

     Total Other Income                 8            38            21            93         8,945
                             ------------- ------------- ------------- ------------- -------------

LOSS BEFORE INCOME TAXES           (2,249)       (1,707)       (4,395)       (4,126)      (47,301)

CURRENT TAX EXPENSE                     -             -             -             -             -

DEFERRED TAX EXPENSE                    -             -             -             -             -
                             ------------- ------------- ------------- ------------- -------------

NET LOSS                     $     (2,249) $     (1,707) $     (4,395) $     (4,126) $    (47,301)
                             ============= ============= ============= ============= =============

LOSS PER COMMON SHARE        $       (.00) $       (.00) $       (.00) $       (.00) $       (.03)
                             ============= ============= ============= ============= =============









The accompanying notes are an integral part of these unaudited condensed financial statements.




                           MILLENNIUM QUEST, INC.
                        [A Development Stage Company]

                UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     From Re-entering
                                                                 For the Six          of Development
                                                                 Months Ended         Stage on May 4,
                                                                  June 30,            1994, Through
                                                        ----------------------------     June 30,
                                                            2003          2002             2003
                                                        ------------- -------------- --------------
Cash Flows from Operating Activities:
  Net Income (loss)                                     $     (4,395) $      (4,126) $     (47,301)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Non-cash expenses                                             -              -         10,000
     Changes in assets and liabilities:
     Increase (decrease) in accounts payable                   1,485         (9,247)         3,738
                                                        ------------- -------------- --------------

       Net Cash Provided (Used) by Operating Activities       (2,910)       (13,373)       (33,563)
                                                        ------------- -------------- --------------

Cash Flows from Investing Activities                               -              -              -
                                                        ------------- -------------- --------------

       Net Cash Provided by Investing Activities                   -              -              -
                                                        ------------- -------------- --------------

Cash Flows from Financing Activities                               -              -              -
                                                        ------------- -------------- --------------

       Net Cash Provided by Financing Activities                   -              -              -
                                                        ------------- -------------- --------------

Net Increase (Decrease) in Cash                               (2,910)       (13,373)       (33,563)

Cash at Beginning of Period                                   15,406         30,355         46,059
                                                        ------------- -------------- --------------

Cash at End of Period                                   $     12,496  $      16,982  $      12,496
                                                        ============= ============== =============

Supplemental Disclosures of Cash Flow information:

 Cash paid during the period for:
   Interest                                             $          -  $           -  $           -
   Income taxes                                         $          -  $           -  $           -

Supplemental Schedule of Noncash Investing and Financing Activities:

  From the re-entering of development stage on May 4, 1994 through June 30, 2003:  None




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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

                      MILLENNIUM QUEST, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has 5,000,000 shares of preferred stock authorized, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2003 and December 31, 2002.

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

Reduction of Authorized Shares - In March 2000, the Company amended its Certificate of Incorporation to reduce its number of authorized common shares by 180,000,000 shares and its authorized preferred shares by 5,000,000. After the amendment there were 20,000,000 common and 5,000,000 preferred shares authorized.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the six months ended June 30, 2003 and 2002, the Company did not pay any compensation to its officers or directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2003, the Company has available unused operating loss carryforwards of approximately $133,700, which may be applied against future taxable income and which expire in various years through 2023.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $20,100 and $19,400 as of June 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $700 during the six months ended June 30, 2003.

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

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:



                                                                                     From Re-entering
                                    For the Three                For the Six         of Development
                                     Months Ended                Months Ended        Stage on May 4,
                                       June 30,                    June 30,          1994, Through
                             --------------------------- ---------------------------    June 30,
                                  2003          2002          2003          2002         2003
                             ------------- ------------- ------------- ------------- -------------
Loss from continuing
 operations available to
 common shareholders
 (numerator)                 $     (2,249) $     (1,707) $     (4,395) $     (4,126) $    (47,301)
                             ------------- ------------- ------------- ------------- -------------
Weighted average number of
 common shares outstanding
 used in loss per share for
 the period (denominator)       1,961,643     1,961,643     1,961,643     1,961,643     1,436,224
                             ------------- ------------- ------------- ------------- -------------

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.



                                      9

Item 2 - Management's Discussion and Analysis or Plan of Operation

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

Three and Six Months Periods Ended June 30, 2003 and 2002

     The Company had no revenue from continuing operations for the three and six months periods ended June 30, 2003 and 2002.

     During the preceding year, the Company has been inactive except for compliance with its reporting obligations and related activities, and, therefore, it has not experienced any material changes in results of operation. General and administrative expenses for the three-month periods ended June 30, 2003 and 2002 were $2,257 and $1,745, respectively. For the six-month periods ended June 30, 2003 and 2002, general and administrative expenses were $4,416 and $4,219, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

     The Company's cash is invested in short-term, liquid cash equivalents. As a result, the Company had interest income of $8 for the three-months ended June 30, 2003, as compared to interest income of $38 for the same period in 2002.

     Due to the foregoing factors, the Company has realized a net loss of $2,249 for the three months ended June 30, 2003, as compared to a net loss of $1,707 for the three months ended June 30, 2002. The Company has had a net loss from the reentering of development stage on May 4, 1994 through June 30, 2003, of $47,301.

(4)  Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At June 30, 2003, the Company had working capital of approximately $8,758, as compared to $13,153, at December 31, 2002. Working capital as of both dates consists of cash less accounts payable. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

Item 3 - Controls and Procedures

     As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) each of the chief executive officer and the chief financial officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

     There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                   PART II   OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended June 30, 2003, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K


Exhibit  Description


31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002*

31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002*

32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002**


*  Included herein pursuant to Item 601(b) 31 of Regulation SB.
** Included herein pursuant to Item 601(b) 32 of Regulation SB.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MILLENNIUM QUEST, INC.



August 12, 2003                   /s/ Dimitri Cocorinis
                                  ------------------------------------------
                                  Dimitri Cocorinis, Chief Executive Officer


                                  MILLENNIUM QUEST, INC.


August 12, 2003                   /s/ Terry Cononelos
                                  ------------------------------------------
                                  Terry Cononelos, Chief Financial Officer