Form 10QSB
period 2003-09-30
MILLENNIUM QUEST INC
filed 2003-11-14
CIK 1117057

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

______________________________________________________________________________

(Mark one)
   [XX]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2003

   [  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT OF 1934

             For the transition period from _______ to _______
______________________________________________________________________________

                 Commission File Number: 0-31619

                      MILLENNIUM QUEST, INC.
                     ------------------------
(Exact Name of small business issuer as specified in its charter)

              Delaware                                  87-0445575
       ------------------------                ------------------------
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

                      MILLENNIUM QUEST, INC.

       Form 10-QSB for the Quarter ended September 30, 2003

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

                  PART I - FINANCIAL INFORMATION
                  Item 1 - Financial Statements

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                                   September 30, December 31,
                                                       2003          2002
                                                   ------------- -------------
CURRENT ASSETS:
  Cash                                             $     12,352  $     15,406
                                                   ------------- -------------

    Total Current Assets                                 12,352        15,406
                                                   ------------- -------------

                                                   $     12,352  $     15,406
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                 $      5,251  $      2,253
                                                   ------------- -------------

    Total Current Liabilities                             5,251         2,253
                                                   ------------- -------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                           -             -
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   1,961,643 shares issued and
   outstanding                                            1,962         1,962
  Capital in excess of par value                        161,088       161,088
  Retained deficit                                     (106,991)     (106,991)
  Deficit accumulated during the
   development stage                                    (48,958)      (42,906)
                                                   ------------- -------------
     Total Stockholders' Equity                           7,101        13,153
                                                   ------------- -------------
                                                   $     12,352  $     15,406
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




                          MILLENNIUM QUEST, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                          From
                                                                                      Re-entering
                                  For the Three                 For the Nine        of Development
                                   Months Ended                 Months Ended        Stage on May 4,
                                   September 30,                September 30,        1994, Through
                           ---------------------------- ----------------------------  September 30,
                                2003           2002          2003          2002           2003
                           ------------- -------------- ------------- -------------- --------------
REVENUE                    $          -  $           -  $          -  $           -  $           -

OPERATING EXPENSES:
 General and administrative       1,665          1,905         6,081          6,124         57,911
                           ------------- -------------- ------------- -------------- --------------

LOSS FROM OPERATIONS             (1,665)        (1,905)       (6,081)        (6,124)       (57,911)
                           ------------- -------------- ------------- -------------- --------------
OTHER INCOME:
  Interest and other income           8             29            29            122          8,953
                           ------------- -------------- ------------- -------------- --------------

  Total Other Income                  8             29            29            122          8,953
                           ------------- -------------- ------------- -------------- --------------

LOSS BEFORE INCOME TAXES         (1,657)        (1,876)       (6,052)        (6,002)       (48,958)

CURRENT TAX EXPENSE                   -              -             -              -              -

DEFERRED TAX EXPENSE                  -              -             -              -              -
                           ------------- -------------- ------------- -------------- --------------

NET LOSS                   $     (1,657) $      (1,876) $     (6,052) $      (6,002) $     (48,958)
                           ============= ============== ============= ============== ==============

LOSS PER COMMON SHARE      $       (.00) $        (.00) $       (.00) $        (.00) $        (.03)
                           ============= ============== ============= ============== ==============


The accompanying notes are an integral part of these unaudited condensed financial statements.



                          MILLENNIUM QUEST, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                    From
                                                                                    Re-entering
                                                                For the Nine        of Development
                                                                Months Ended        Stage on May 4,
                                                                September 30,       1994, Through
                                                        --------------------------  September 30,
                                                             2003          2002          2003
                                                        ------------- ------------- -------------
Cash Flows from Operating Activities:
  Net Income (loss)                                     $     (6,052) $     (6,002) $    (48,958)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
     Non-cash expenses                                             -             -        10,000
     Changes in assets and liabilities:
      Increase (decrease) in accounts payable                  2,998        (8,967)        5,251
                                                        ------------- ------------- -------------

        Net Cash Provided (Used) by Operating Activities      (3,054)      (14,969)      (33,707)
                                                        ------------- ------------- -------------

Cash Flows from Investing Activities                               -             -             -
                                                        ------------- ------------- -------------

        Net Cash Provided by Investing Activities                  -             -             -
                                                        ------------- ------------- -------------

Cash Flows from Financing Activities                               -             -             -
                                                        ------------- ------------- -------------

        Net Cash Provided by Financing Activities                  -             -             -
                                                        ------------- ------------- -------------

Net Increase (Decrease) in Cash                               (3,054)      (14,969)      (33,707)

Cash at Beginning of Period                                   15,406        30,355        46,059
                                                        ------------- ------------- -------------

Cash at End of Period                                   $     12,352  $     15,386  $     12,352
                                                        ============= ============= =============

Supplemental Disclosures of Cash Flow information:

 Cash paid during the period for:
   Interest                                             $          -  $          -  $          -
   Income taxes                                         $          -  $          -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:

 From the re-entering of development stage on May 4, 1994 through September 30, 2003:
    None


  The accompanying notes are an integral part of these unaudited condensed financial statements.



                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Millennium Quest, Inc. ("the Company") was organized under the laws of the State of Delaware on February 4, 1986 as Teracom, Inc. The name was changed to Dix Hills Equities Group, Inc. in connection with an acquisition of a subsidiary in December 1988. As a result of a class action lawsuit and settlement agreement, a rescission of the acquisition was completed during 1994. During April 2000, the name of the Company was changed to Millennium Quest, Inc. The Company currently has no on-going operations but is seeking potential business opportunities. As a result of the rescission agreement the Company is considered to have re-entered into the development stage on May 4, 1994 and is currently considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has 5,000,000 shares of preferred stock authorized, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2003 and December 31, 2002.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the nine months ended September 30, 2003 and 2002, the Company did not pay any compensation to its officers or directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2003, the Company has available unused operating loss carryforwards of approximately $135,400, which may be applied against future taxable income and which expire in various years through 2023.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $20,300 and $19,400 as of September 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $900 during the nine months ended September 30, 2003.

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

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:



                                                                                             From
                                                                                          Re-entering
                                       For the Three                 For the Nine         of Development
                                       Months Ended                 Months Ended         Stage on May 4,
                                        September 30,                September 30,        1994, Through
                                ---------------------------- ----------------------------  September 30,
                                     2003           2002          2003          2002          2003
                                ------------- -------------- ------------- -------------- --------------
Loss from continuing
operations available to
common shareholders
(numerator)                     $     (1,657) $      (1,876) $     (6,052) $      (6,002) $     (48,958)
                                ------------- -------------- ------------- -------------- --------------

Weighted average number of
common shares outstanding
used in loss per share for
the period (denominator)           1,961,643      1,961,643     1,961,643      1,961,643      1,450,293
                                ------------- -------------- ------------- -------------- --------------


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

Three and Nine Months Periods Ended September 30, 2003 and 2002

     The Company had no revenue from continuing operations for the three and nine months periods ended September 30, 2003 and 2002.

     During the preceding year, the Company has been inactive except for compliance with its reporting obligations and related activities, and, therefore, it has not experienced any material changes in results of operation. General and administrative expenses for the three-month periods ended September 30, 2003 and 2002 were $1,665 and $1,905, respectively. For the nine-month periods ended September 30, 2003 and 2002, general and administrative expenses were $6,081 and $6,124, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

     The Company's cash is invested in short-term, liquid cash equivalents. As a result, the Company had interest income of $8 for the three-months ended September 30, 2003, as compared to interest income of $29 for the same period in 2002.

     Due to the foregoing factors, the Company has realized a net loss of $1,657 for the three months ended September 30, 2003, as compared to a net loss of $1,876 for the three months ended September 30, 2002. The Company has had a net loss from the reentering of development stage on May 4, 1994 through September 30, 2003, of $48,958.

(4)  Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At September 30, 2003, the Company had working capital of approximately $7,101, as compared to $13,153, at December 31, 2002. Working capital as of both dates consists of cash less accounts payable. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended September 30, 2003, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K


Exhibit  Description
-------  --------------------------------------------------------------------

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

                                        MILLENNIUM QUEST, INC.


November 13, 2003                       /s/ Dimitri Cocorinis
                                        -----------------------------------
                                        Dimitri Cocorinis, Chief Executive
                                        Officer

                                        MILLENNIUM QUEST, INC.


November 10, 2003                       /s/ Terry Cononelos
                                        ------------------------------------
                                        Terry Cononelos, Chief Financial
                                        Officer