Form 10KSB
period 2003-12-31
MILLENNIUM QUEST INC
filed 2004-04-14
CIK 1117057

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the fiscal year ended December 31, 2003

                 Commission File Number:  0-31619

                      MILLENNIUM QUEST, INC.
       ----------------------------------------------------
      (Exact name of Registrant as specified in its Charter)

             DELAWARE                               87-0430320
     -------------------------------             ------------------
     (State or other Jurisdiction of             (I.R.S. Employer
     Incorporation or Organization)              Identification No.)

        4089 Mount Olympus Way, Salt Lake City, Utah 84124
    ---------------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number including Area Code:  (801) 278-6990


                         (Not applicable)
      -----------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report.)

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

As of April 9, 2004, the Registrant had outstanding 1,961,643 shares of its common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I                                                               Page No.

Item 1.  Description of Business..........................................1
Item 2.  Description of Property..........................................8
Item 3.  Legal Proceedings................................................8
Item 4.  Submission or Matters to a Vote of Security Holders..............8

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.........8
Item 6.  Management's Discussion and Analysis or Plan of Operation........9
Item 7.  Financial Statements............................................10
Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure........................................10
Item8A.  Controls and Procedures.........................................10

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
 Compliance With Section 16(a) of the Exchange Act...............11
Item 10. Executive Compensation..........................................12
Item 11. Security Ownership of Certain Beneficial Owners and Management..13
Item 12. Certain Relationships and Related Transactions..................13
Item 13. Exhibits and Reports on Form 8-K................................14
Item 14. Principal Accountant Fees and Services..........................14
Signatures...............................................................15



The information contained in this Form 10-KSB for the fiscal year ended December 31, 2003, is as of the latest practicable date except for financial information, which relates to the fiscal year.

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

      Management believes it has been unsuccessful to date in locating a suitable business enterprise for acquisition, merger or reorganization due to a number of factors, including the absence of a trading market for the Company's securities; the very limited resources of the Company; a perceived decline in "reverse acquisition" transactions in recent years; an increase in regulatory requirements, and the attendant cost, in connection with becoming a publicly-owned company; and general economic and market conditions.
Management is hopeful that this situation will change at such time as it obtains a pink sheet listing and market conditions improve; however, there is no assurance that will occur.

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

      Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.
At April 9, 2004, there were approximately 166 holders of record of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

      As of December 31, 2003, the Company had cash of $12,116, liabilities of $6,041, and no other liquid assets or resources.

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

      The Company has very limited liquid assets, and such assets may not be sufficient for the Company to meet its operating needs over the next twelve months, if the Company becomes engaged in a specific business endeavor. Until the Company finds a business to acquire or to become engaged in, the Company anticipates that it has sufficient capital through at least September 30, 2004. This may change, however, if the Company is actively reviewing business opportunities, with attendant travel and other costs, or other unforeseen expenses are incurred. If additional funds should become necessary for operations, the Company may be required to seek funds privately from shareholders and officers and directors. However, there is no legal obligation on the part of the officers, directors, or principal shareholders to advance or supply funds to the Company. Accordingly, the preservation of the corporate entity cannot be assured. In addition, the Company anticipates that if it enters into an acquisition transaction in the next twelve months, the surviving company may need additional capital for operations and expansion efforts. The Company will seek to enter into a business transaction with a company which either has sufficient operating capital for a period of at least one year, or which is capable of raising capital on terms favorable to the successor company. There is no assurance that the Company, or its successor, will be able to raise private capital when needed, or on favorable terms. The Company has no material revenues and its needs for capital will in all likelihood change dramatically if it acquires an interest in a business opportunity in the next twelve months. The Company's current operating plan is to (a) cover the administrative and reporting requirements of a public company; and (b) search for, and investigate, potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company, and there can be no assurance that the Company will be able to identify any such business, product, technology or entity suitable for an acquisition or reorganization transaction. Moreover, there can be no assurance the Company will be successful in its efforts to enter into consummate an acquisition or reorganization transaction on terms favorable or beneficial to the Company and its shareholders, or that it, or its successor, will be able to effectively manage the business opportunity the Company acquires or becomes engaged in.

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

RESULTS OF OPERATIONS

      The Company had essentially no operations during the fiscal year ended December 31, 2003.

      The Company has had no revenue from continuing operations and incurred expenses during the year ended December 31, 2003, of $7,114, in accounting, legal and other general and administrative expenses in connection with the Company's continuing efforts to file necessary periodic reports and to reactivate its business operations, and in reviewing a number of possible business opportunities during the fiscal year. For the years ended December 31, 2003 and 2002, the Company has incurred net losses of $7,078 and $7,425, respectively.

      As indicated, the Company will be dependent on management and its principal shareholders to provide sufficient capital to preserve the integrity of the corporate entity until the Company enters into a business enterprise.

                  ITEM 7.  FINANCIAL STATEMENTS

      The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 16.

           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with accountants since the Company's organization.

                ITEM 8A.  CONTROLS AND PROCEDURES

      As of the date of this filing, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                             PART III

        ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS; COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

      The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                 Age     Positions(1)                             Since
-------              ----    ------------                             -----

Dimitri Cocorinis    49      President and Director                   1994

Terry Cononelos      50      Secretary/Treasurer and Director         1994


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

      Mr. Cocorinis and Mr. Cononelos are cousins.

Audit Committee Financial Expert

      Because we have had minimal operations, we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee or any other committee of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. To the best knowledge of the Company, there are no required reports that have not been filed or have been filed untimely during the most recent fiscal year ended December 31, 2003.

Code of Ethics

     Due to the fact that we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

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

                                                              Percent
        Name and Address                     Common Shares    Of Class(1)
        ----------------                     --------------   -----------
        Officers and Directors:

        Dimitri Cocorinis(2)
        1346 East Harrison Avenue
        Salt Lake City, Utah 84105              436,925          22.27

        Terry Cononelos(2)
        4089 Mount Olympus Way
        Salt Lake City, Utah 84124              436,925          22.27

        All Executive officers and
        Directors as a Group (2 persons)        873,850          44.55

        Greater than 5% Beneficial Owners:

        Jack Coombs(2)
        2581 East 1300 South
        Salt Lake City, Utah 84108              295,000          15.04

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

      3.1*   Articles of Incorporation, as amended
      3.2*   Bylaws
     31.1**  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2**  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32**    Certifications of Chief Executive Officer and Chief Financial
             Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002



*     Filed as Exhibit with corresponding number on Form 10-SB dated October
      19, 2001.
**    Filed as exhibits to this annual report on Form 10-KSB

      (b) Reports on Form 8-K. During the fiscal year ended December 31, 2003, the Company filed no reports on Form 8-K.

         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fee. The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of the Company's annual financial statement and review of financial statements included in the Company's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,730 for fiscal year ended 2002 and $3,010 for fiscal year ended 2003.

      Audit-Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported above were $0 for fiscal year ended 2002, and $0 for fiscal year ended 2003.

      Tax Fees. The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $310 for fiscal year ended 2002 and consisted of tax return preparation and $250 for fiscal year ended 2003 and consisted of tax return preparation.

      All Other Fees. The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2002, and $0 for fiscal year ended 2003.

      We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MILLENNIUM QUEST, INC.


Date: April 9, 2004                      /s/ Dimitri Cocorinis
                                         ---------------------------------
                                         By:  Dimitri Cocorinis
                                         Its: President, Chief Executive
                                              Officer and Director


Date: April 9, 2004                      /s/ Terry Cononelos
                                         ----------------------------------
                                         By:  Terry Cononelos
                                         Its: Chief Financial Officer,
                                              Secretary/Treasurer
                                              and Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 9, 2004                      /s/ Dimitri Cocorinis
                                         ---------------------------------
                                         By:  Dimitri Cocorinis
                                         Its:  President, Chief Executive
                                               Officer and Director


Date: April 9, 2004                      /s/ Terry Cononelos
                                         ----------------------------------
                                         By:  Terry Cononelos
                                         Its: Chief Financial Officer,
                                              Secretary/Treasurer and
                                              Director

                      MILLENNIUM QUEST, INC.
                  [A Development Stage Company]



                             CONTENTS

                                                                PAGE

       -    Independent Auditors' Report                          17


       -    Balance Sheet, December 31, 2003                      18


       -    Statements of Operations, for the years
              ended December 31, 2003 and 2002
              and for the period from the re-entering
              of development stage on May 4, 1994
              through December 31, 2003                           19


       -    Statement of Stockholders' Equity, from
              the re-entering of development stage on
              May 4, 1994 through December 31, 2003               20


       -    Statements of Cash Flows, for the years
              ended December 31, 2003 and 2002
              and for the period from the re-entering
              of development stage on May 4, 1994
              through December 31, 2003                           22


       -    Notes to Financial Statements                         23

                   INDEPENDENT AUDITORS' REPORT



Board of Directors
MILLENNIUM QUEST, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Millennium Quest, Inc. [a development stage company] at December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and for the period from the re-entering of development stage on May 4, 1994 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Millennium Quest, Inc. [a development stage company] as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from the re-entering of development stage on May 4, 1994 through December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

February 2, 2004
Salt Lake City, Utah

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                          BALANCE SHEET


                              ASSETS

                                                            December 31,
                                                                2003
                                                           -------------
CURRENT ASSETS:
 Cash                                                      $     12,116
                                                           -------------

  Total Current Assets                                           12,116
                                                           -------------

                                                           $     12,116
                                                           =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                          $      6,041
                                                           -------------

  Total Current Liabilities                                       6,041
                                                           -------------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value,
   5,000,000 shares authorized, no
   shares issued and outstanding                                      -
 Common stock, $.001 par value,
   20,000,000 shares authorized,
   1,961,643 shares issued and
   outstanding                                                    1,962
 Capital in excess of par value                                 161,088
 Retained earnings (deficit)                                   (106,991)
 Deficit accumulated during the
   development stage                                            (49,984)
                                                           -------------

  Total Stockholders' Equity                                      6,075
                                                           -------------

                                                           $     12,116
                                                           =============



The accompanying notes are an integral part of this financial statement.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                     STATEMENTS OF OPERATIONS
                                                               From the
                                                               Re-entering of
                                             For the           Development
                                          Year Ended           Stage on May 4,
                                          December 31,         1994 Through
                                   --------------------------- December 31,
                                        2003       2002        2003
                                   ------------- ------------- --------------

REVENUE                            $          -  $          -  $           -
                                   ------------- ------------- --------------
OPERATING EXPENSES:
 General and administrative               7,114         7,568         58,944
                                   ------------- ------------- --------------

LOSS FROM OPERATIONS                     (7,114)       (7,568)       (58,944)
                                   ------------- ------------- --------------
OTHER INCOME:
 Interest and other income                   36           143          8,960
                                   ------------- ------------- --------------

  Total Other Income                         36           143          8,960
                                   ------------- ------------- --------------

LOSS BEFORE INCOME TAXES                 (7,078)       (7,425)       (49,984)

CURRENT TAX EXPENSE                           -             -              -

DEFERRED TAX EXPENSE                          -             -              -
                                   ------------- ------------- --------------

NET LOSS                           $     (7,078) $     (7,425) $     (49,984)
                                   ============= ============= ==============

LOSS PER COMMON SHARE              $       (.00) $       (.00) $        (.03)
                                   ============= ============= ==============
















The accompanying notes are an integral part of these financial statements.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY
     FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON MAY 4, 1994
                    THROUGH DECEMBER 31, 2003


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



                                    [Continued]




                              MILLENNIUM QUEST, INC.
                           [A Development Stage Company]

                         STATEMENT OF STOCKHOLDERS' EQUITY

             FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON MAY 4, 1994

                             THROUGH DECEMBER 31, 2003

                                    [CONTINUED]


                                                                                                   Deficit
                                                                                                   Accumulated
                                 Preferred Stock         Common Stock        Capital in Retained   During the
                              --------------------- ------------------------ Excess of  Earnings   Development Total
                              Shares     Amount     Shares        Amount     Par Value  (Deficit)  Stage       Equity
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, December 31, 2000            -          -     1,961,643      1,962    161,088   (106,991)    (27,047)    29,012

Net loss for the year ended
  December 31, 2001                   -          -             -          -         -           -      (8,434)    (8,434)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, December 31, 2001            -          -     1,961,643      1,962    161,088   (106,991)    (35,481)    20,578

Net loss for the year ended
  December 31, 2002                   -          -             -          -          -          -      (7,425)    (7,425)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, December 31, 2002            -          -     1,961,643      1,962    161,088   (106,991)    (42,906)    13,153

Net loss for the year ended
  December 31, 2003                   -          -             -          -          -          -      (7,078)    (7,078)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------

BALANCE, December 31, 2003            -  $       -     1,961,643  $   1,962  $ 161,088  $(106,991) $  (49,984) $   6,075
                              ========== ========== ============= ========== ========== ========== =========== ==========









     The accompanying notes are an integral part of this financial statement.





                       MILLENNIUM QUEST, INC.
                    [A Development Stage Company]

                      STATEMENTS OF CASH FLOWS






                                                                          From the
                                                                          Re-entering of
                                                        For the           Development
                                                     Year Ended           Stage on May 4,
                                                     December 31,         1994 Through
                                              --------------------------- December 31,
                                                   2003       2002        2003
                                              ------------- ------------- --------------
Cash Flows from Operating Activities:
 Net loss                                     $     (7,078) $     (7,425) $     (49,984)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Non-cash expenses                                     -             -         10,000
   Changes in assets and liabilities:
    Increase (decrease) in accounts payable          3,788        (7,524)         6,041
                                              ------------- ------------- --------------
     Net Cash (Used) by Operating Activities        (3,290)      (14,949)       (33,943)
                                              ------------- ------------- --------------

Cash Flows from Investing Activities                     -             -              -
                                              ------------- ------------- --------------
     Net Cash Provided by Investing Activities           -             -              -
                                              ------------- ------------- --------------


Cash Flows from Financing Activities                     -             -              -
                                              ------------- ------------- --------------
     Net Cash Provided by Financing Activities           -             -              -
                                              ------------- ------------- --------------

Net Increase (Decrease) in Cash                     (3,290)      (14,949)       (33,943)

Cash at Beginning of Period                         15,406        30,355         46,059
                                              ------------- ------------- --------------

Cash at End of Period                         $     12,116  $     15,406  $      12,116
                                              ============= ============= ==============

Supplemental Disclosures of Cash Flow information:
 Cash paid during the period for:
   Interest                                   $          -  $          -  $           -
   Income taxes                               $          -  $          -  $           -


Supplemental schedule of Non-cash Investing and Financing Activities:
 From the re-entering of development stage on May 4, 1994 through December 31, 2003:
   None






The accompanying notes are an integral part of these financial statements.

                                22

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

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has 5,000,000 shares of preferred stock authorized, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2003.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the years ended December 31, 2003 and 2002 the Company did not pay any compensation to its officers or directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2003, the Company has available unused operating loss carryforwards of approximately $136,400, which may be applied against future taxable income and which expire in various years through 2023.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $20,500 and $19,400 as of December 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,100 during the year ended December 31, 2003.

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

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                               From the
                                                               Re-entering of
                                             For the           Development
                                          Year Ended           Stage on May 4,
                                          December 31,         1994 Through
                                   --------------------------- December 31,
                                        2003       2002        2003
                                   ------------- ------------- --------------
      Loss from continuing
      operations available to
      common shareholders
      (numerator)                  $     (7,078) $     (7,425) $     (49,984)
                                   ------------- ------------- --------------
      Weighted average number of
      common shares outstanding
      used in loss per share for
      the period (denominator)        1,961,643     1,961,643      1,463,627
                                   ------------- ------------- --------------


Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.