Form 10QSB
period 2004-06-30
MILLENNIUM QUEST INC
filed 2004-08-19
CIK 1117057

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

------------------------------------------------------------------------------
(Mark one)
 [XX]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2004

 [  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT OF 1934

             For the transition period from ___________ to ___________

------------------------------------------------------------------------------

                 Commission File Number: 0-31619

                      MILLENNIUM QUEST, INC.
 ---------------------------------------------------------------
(Exact Name of small business issuer as specified in its charter)

         Delaware                              87-0445575
 -----------------------                 -----------------------
 (State of Incorporation)                (IRS Employer ID Number)


        4089 Mount Olympus Way, Salt Lake City, Utah 84124
        --------------------------------------------------
             (Address of principal executive offices)

                          (801) 278-6990
       ---------------------------------------------------
                   (Issuer's telephone number)


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

                      MILLENNIUM QUEST, INC.

         Form 10-QSB for the Quarter ended June 30, 2004


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

                  PART I - FINANCIAL INFORMATION
                  Item 1 - Financial Statements

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                                     June 30,    December 31,
                                                       2004          2003
                                                  -------------- -------------
CURRENT ASSETS:
 Cash                                             $      10,937  $     12,116
                                                  -------------- -------------

  Total Current Assets                                   10,937        12,116
                                                  -------------- -------------

                                                  $      10,937  $     12,116
                                                  ============== =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                 $       9,371  $      6,041
                                                  -------------- -------------

   Total Current Liabilities                              9,371         6,041
                                                  -------------- -------------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value,
  5,000,000 shares authorized,
  no shares issued and outstanding                            -             -
 Common stock, $.001 par value,
  20,000,000 shares authorized,
  1,961,643 shares issued and
  outstanding                                             1,962         1,962
 Capital in excess of par value                         161,088       161,088
 Retained deficit                                      (106,991)     (106,991)
 Deficit accumulated during the
   development stage                                    (54,493)      (49,984)
                                                  -------------- -------------

  Total Stockholders' Equity                              1,566         6,075
                                                  -------------- -------------

                                                  $      10,937  $     12,116
                                                  ============== =============

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


                             MILLENNIUM QUEST, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                          From
                                                                                       Re-entering
                                  For the Three                 For the Six           of Development
                                   Months Ended                 Months Ended          Stage on May 4,
                                     June 30,                     June 30,            1994, Through
                           ----------------------------- ----------------------------    June 30,
                                2004          2003          2004        2003              2004
                           -------------- -------------- ------------- -------------- ---------------
REVENUE                    $           -  $           -  $          -  $           -  $            -

OPERATING EXPENSES:
 General and administrative        1,558          2,257         4,523          4,416          63,467
                           -------------- -------------- ------------- -------------- ---------------

LOSS FROM OPERATIONS              (1,558)        (2,257)       (4,523)        (4,416)        (63,467)
                           -------------- -------------- ------------- -------------- ---------------
OTHER INCOME:
 Interest and other income             7              8            14             21           8,974
                           -------------- -------------- ------------- -------------- ---------------

  Total Other Income                   7              8            14             21           8,974
                           -------------- -------------- ------------- -------------- ---------------

LOSS BEFORE INCOME TAXES          (1,551)        (2,249)       (4,509)        (4,395)        (54,493)

CURRENT TAX EXPENSE                    -              -             -              -               -

DEFERRED TAX EXPENSE                   -              -             -              -               -
                           -------------- -------------- ------------- -------------- ---------------

NET LOSS                   $      (1,551) $      (2,249) $     (4,509) $      (4,395) $      (54,493)
                           ============== ============== ============= ============== ===============

LOSS PER COMMON SHARE      $        (.00) $        (.00) $       (.00) $        (.00) $         (.04)
                           ============== ============== ============= ============== ===============



The accompanying notes are an integral part of these unaudited condensed financial statements.



                             MILLENNIUM QUEST, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                          From
                                                                          Re-entering
                                                     For the Six          of Development
                                                     Months Ended         Stage on May 4,
                                                        June 30,          1994, Through
                                              ------------- ------------- June 30,
                                                   2004           2003    2004
                                              ------------- ------------- --------------
Cash Flows from Operating Activities:
 Net Income (loss)                            $     (4,509) $     (4,395) $     (54,493)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
     Non-cash expenses                                   -             -         10,000
 Changes in assets and liabilities:
     Increase (decrease) in accounts payable         3,330         1,485          9,371
                                              ------------- ------------- --------------
     Net Cash Provided (Used) by
     Operating Activities                           (1,179)       (2,910)       (35,122)
                                              ------------- ------------- --------------

Cash Flows from Investing Activities                     -             -              -
                                              ------------- ------------- --------------
     Net Cash Provided by
     Investing Activities                                -             -              -
                                              ------------- ------------- --------------

Cash Flows from Financing Activities                     -             -              -
                                              ------------- ------------- --------------
     Net Cash Provided by
     Financing Activities                                -             -              -
                                              ------------- ------------- --------------

Net Increase (Decrease) in Cash                     (1,179)       (2,910)       (35,122)

Cash at Beginning of Period                         12,116        15,406         46,059
                                              ------------- ------------- --------------

Cash at End of Period                         $     10,937  $     12,496  $      10,937
                                              ============= ============= ==============

Supplemental Disclosures of Cash Flow information:

 Cash paid during the period for:
    Interest                                  $         -   $          -  $          -
    Income taxes                              $         -   $          -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:

    From the re-entering of development stage on May 4, 1994 through June 30, 2004:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires an asset/liability approach for the effect of income taxes [See Note 4].

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

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has 5,000,000 shares of preferred stock authorized, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2004 and December 31, 2003.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the six months ended June 30, 2004 and 2003, the Company did not pay any compensation to its officers or directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2004, the Company has available unused operating loss carryforwards of approximately $140,000, which may be applied against future taxable income and which expire in various years through 2024.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $21,000 and $20,500 as of June 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $500 during the six months ended June 30, 2004.

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

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                                 From
                                                                 Re-entering
                                                                 of
                                                                 Development
                         For the Three       For the Six         Stage
                         Months Ended        Months Ended        on May 4,
                           June 30,           June 30,           1994, Through
                    --------------------- ---------------------- June 30,
                       2004       2003       2004       2003     2004
                    ---------- ---------- ----------- ---------- -------------
Loss from
continuing
operations
available
to common
shareholders
(numerator)         $  (1,551) $  (2,249) $   (4,509) $  (4,395) $  (54,493)
                    ---------- ---------- ----------- ---------- -----------
Weighted
average
number of
common shares
outstanding
used in loss
per share for
the period
(denominator)        1,961,643  1,961,643   1,961,643  1,961,643  1,488,058
                    ---------- ---------- ----------- ---------- -----------


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

Three and Six Months Periods Ended June 30, 2004 and 2003

     The Company had no revenue from continuing operations for the three and six months periods ended June 30, 2004 and 2003.

     During the preceding year, the Company has been inactive except for compliance with its reporting obligations and related activities, and, therefore, it has not experienced any material changes in results of operation. General and administrative expenses for the three-month periods ended June 30, 2004 and 2003 were $1,558 and $2,257, respectively. For the six-month periods ended June 30, 2004 and 2003, general and administrative expenses were $4,523 and $4,416, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

     The Company's cash is invested in short-term, liquid cash equivalents. As a result, the Company had interest income of $7 for the three-months ended June 30, 2004, as compared to interest income of $8 for the same period in 2003.

     Due to the foregoing factors, the Company has realized a net loss of $1,551 for the three months ended June 30, 2004, as compared to a net loss of $2,249 for the three months ended June 30, 2003. The Company has had a net loss from the reentering of development stage on May 4, 1994 through June 30, 2004, of $54,493.

(4)  Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At June 30, 2004, the Company had working capital of approximately $1,566, as compared to $6,075, at December 31, 2003. Working capital as of both dates consists of cash less accounts payable. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

     None.

Item 3 - Defaults on Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     During the quarter ended June 30, 2004, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

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

                                 MILLENNIUM QUEST, INC.


August 17, 2004                  /s/ Dimitri Cocorinis
                                 -------------------------------------------
                                 Dimitri Cocorinis, Chief Executive Officer


                                 MILLENNIUM QUEST, INC.


August 17, 2004                  /s/ Terry Cononelos
                                 -------------------------------------------
                                 Terry Cononelos, Chief Financial Officer