Form 10KSB
period 2004-12-31
MILLENNIUM QUEST INC
filed 2005-04-15
CIK 1117057

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the fiscal year ended December 31, 2004

                 Commission File Number:  0-31619

                      MILLENNIUM QUEST, INC.
  -------------------------------------------------------------
      (Exact name of Registrant as specified in its Charter)

           DELAWARE                          87-0430320
  -------------------------------------------------------------
    (State or other Jurisdiction of          (I.R.S. Employer
    Incorporation or Organization)          Identification No.)

        4089 Mount Olympus Way, Salt Lake City, Utah 84124
  -------------------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)

 Registrant's Telephone Number including Area Code:(801)278-6990

                         (Not applicable)
  -------------------------------------------------------------
       Former name, former address and former fiscal year,
                  if changed since last report.

Securities Registered Under Section 12(b) of the Exchange Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock,
                                                            Par Value $0.001

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X]     No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

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

As of April 14, 2005, the Registrant had outstanding 1,961,643 shares of its common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I                                                              Page No.
------

Item 1.   Description of Business........................................ 1
Item 2.   Description of Property........................................ 8
Item 3.   Legal Proceedings.............................................. 8
Item 4.   Submission or Matters to a Vote of Security Holders............ 8

PART II
-------

Item 5.   Market for Common Equity and Related Stockholder Matters....... 8
Item 6.   Management's Discussion and Analysis or Plan of Operation...... 9
Item 7.   Financial Statements...........................................10
Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure.......................................10
Item 8A.  Controls and Procedures........................................10
Item 8B.  Other Information..............................................10

PART III
--------

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act..............11
Item 10.  Executive Compensation.........................................12
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.....................13
Item 12.  Certain Relationships and Related Transactions.................13
Item 13.  Exhibits.......................................................14
Item 14.  Principal Accountant Fees and Services.........................14
Signatures...............................................................15


The information contained in this Form 10-KSB for the fiscal year ended December 31, 2004, is as of the latest practicable date except for financial information, which relates to the fiscal year.

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

     At April 14, 2005, there were approximately 166 holders of record of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     As of December 31, 2004, the Company had cash of $9,936, liabilities of $13,031, and no other liquid assets or resources.

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

     The Company has liabilities exceeding its assets, and therefore will have difficulty meeting its operating needs over the next twelve months, unless the Company raises capital. If additional funds should become necessary for operations, the Company may be required to seek funds privately from shareholders and officers and directors. However, there is no legal obligation on the part of the officers, directors, or principal shareholders to advance or supply funds to the Company. Accordingly, the preservation of the corporate entity cannot be assured. In addition, the Company anticipates that if it enters into an acquisition transaction in the next twelve months, the surviving company may need additional capital for operations and expansion efforts. The Company will seek to enter into a business transaction with a company which either has sufficient operating capital for a period of at least one year, or which is capable of raising capital on terms favorable to the successor company. There is no assurance that the Company, or its successor, will be able to raise private capital when needed, or on favorable terms. The Company has no material revenues and its needs for capital will in all likelihood change dramatically if it acquires an interest in a business opportunity in the next twelve months. The Company's current operating plan is to (a) cover the administrative and reporting requirements of a public company; and (b) search for, and investigate, potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company, and there can be no assurance that the Company will be able to identify any such business, product, technology or entity suitable for an acquisition or reorganization transaction. Moreover, there can be no assurance the Company will be successful in its efforts to enter into consummate an acquisition or reorganization transaction on terms favorable or beneficial to the Company and its shareholders, or that it, or its successor, will be able to effectively manage the business opportunity the Company acquires or becomes engaged in.

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

RESULTS OF OPERATIONS

     The Company had essentially no operations during the fiscal year ended December 31, 2004.

     The Company has had no revenue from continuing operations and incurred expenses during the year ended December 31, 2004, of $9,199, in accounting, legal and other general and administrative expenses in connection with the Company's continuing efforts to file necessary periodic reports and to reactivate its business operations, and in reviewing a number of possible business opportunities during the fiscal year. For the years ended December 31, 2004 and 2003, the Company has incurred net losses of $9,170 and $7,078, respectively.

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

                ITEM 8A.  CONTROLS AND PROCEDURES

      With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on December 31, 2004. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its annual report on Form 10-KSB for the year ended December 31, 2004.

      During the fourth quarter of the year ended December 31, 2004, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

                   ITEM 8B.  OTHER INFORMATION

      None.

                             PART III

        ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS; COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

     Name                 Age  Positions(1)                        Since
     ------------------- ----- ----------------------------------- ------

     Dimitri Cocorinis    50   President and Director              1994

     Terry Cononelos      51   Secretary/Treasurer and Director    1994


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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. To the best knowledge of the Company, there are no required reports that have not been filed or have been filed untimely during the most recent fiscal year ended December 31, 2004.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

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


      Name and Address                    Common Shares  Percent Of Class(1)
      -----------------------------       -------------  -------------------
      Officers and Directors:

      Dimitri Cocorinis(2)
      1346 East Harrison Avenue
      Salt Lake City, Utah 84105               436,925          22.27

      Terry Cononelos(2)
      4089 Mount Olympus Way
      Salt Lake City, Utah 84124               436,925          22.27

      All Executive officers and
      Directors as a Group (2 persons)         873,850          44.55

      Greater than 5% Beneficial Owners:

      Jack Coombs(2)
      2581 East 1300 South
      Salt Lake City, Utah 84108               295,000          15.04

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

     3.1*    Articles of Incorporation, as amended
     3.2*    Bylaws
     31.1**  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2**  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1**  Certifications of Chief Executive Officer and Chief Financial
             Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*  Filed as Exhibit with corresponding number on Form 10-SB dated October 19,
   2001.
** Filed as exhibits to this annual report on Form 10-KSB.


         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fee. The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of the Company's annual financial statement and review of financial statements included in the Company's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,010 for fiscal year ended 2003 and $2,900 for fiscal year ended 2004.

      Audit-Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported above were $0 for fiscal year ended 2003, and $0 for fiscal year ended 2004.

      Tax Fees. The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $250 for fiscal year ended 2003 and consisted of tax return preparation and $250 for fiscal year ended 2004 and consisted of tax return preparation.

      All Other Fees. The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2003, and $0 for fiscal year ended 2004.

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

                                  MILLENNIUM QUEST, INC.


Date: April 14, 2005              /s/ Dimitri Cocorinis
                                  --------------------------------------------
                             By:  Dimitri Cocorinis
                             Its: President, Chief Executive Officer and
                                  Director


Date: April 14, 2005              /s/ Terry Cononelos
                                  --------------------------------------------
                             By:  Terry Cononelos
                             Its: Chief Financial Officer, Secretary/Treasurer
                                  and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 14, 2005              /s/ Dimitri Cocorinis
                                  -------------------------------------------
                             By:  Dimitri Cocorinis
                             Its: President, Chief Executive Officer and
                                  Director


Date: April 14, 2005              /s/ Terry Cononelos
                                  --------------------------------------------
                             By:  Terry Cononelos
                             Its: Chief Financial Officer, Secretary/Treasurer
                                  and Director

                      MILLENNIUM QUEST, INC.
                  [A Development Stage Company]



                             CONTENTS

                                                                      PAGE

     -   Report of Independent Registered Public
              Accounting Firm                                          17

     -   Balance Sheet, December 31, 2004                              18

     -   Statements of Operations, for the years
              ended December 31, 2004 and 2003
              and for the period from the re-entering
              of development stage on May 4, 1994
              through December 31, 2004                                19

     -   Statement of Stockholders' Equity (Deficit),
              from the re-entering of development stage
              on May 4, 1994 through December 31, 2004              20-21

     -   Statements of Cash Flows, for the years
              ended December 31, 2004 and 2003
              and for the period from the re-entering
              of development stage on May 4, 1994
              through December 31, 2004                                22


     -   Notes to Financial Statements                              23-25

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
MILLENNIUM QUEST, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Millennium Quest, Inc. [a development stage company] as of December 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and for the period from the re-entering of development stage on May 4, 1994 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Quest, Inc. [a development stage company] as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from the re-entering of development stage on May 4, 1994 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since re-entering development stage and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 18, 2005

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                          BALANCE SHEET


                              ASSETS

                                                            December 31,
                                                                2004
                                                           -------------
CURRENT ASSETS:
  Cash                                                     $      9,936
                                                           -------------

    Total Current Assets                                          9,936
                                                           -------------

                                                           $      9,936
                                                           =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                         $     13,031
                                                           -------------

     Total Current Liabilities                                   13,031
                                                           -------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
    5,000,000 shares authorized, no
    shares issued and outstanding                                     -
  Common stock, $.001 par value,
    20,000,000 shares authorized,
    1,961,643 shares issued and
    outstanding                                                   1,962
  Capital in excess of par value                                161,088
  Retained earnings (deficit)                                  (106,991)
  Deficit accumulated during the
    development stage                                           (59,154)
                                                           -------------

      Total Stockholders' Equity (Deficit)                       (3,095)
                                                           -------------

                                                           $      9,936
                                                           =============


The accompanying notes are an integral part of this financial statement.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                     STATEMENTS OF OPERATIONS

                                                               From the
                                                               Re-entering of
                                            For the            Development
                                          Year Ended           Stage on May 4,
                                          December 31,         1994 Through
                                   --------------------------- December 31,
                                        2004       2003        2004
                                   ------------- ------------- --------------

REVENUE                            $          -  $          -  $           -
                                   ------------- ------------- --------------
OPERATING EXPENSES:
  General and administrative              9,199         7,114         68,143
                                   ------------- ------------- --------------

LOSS BEFORE OTHER INCOME                 (9,199)       (7,114)       (68,143)
                                   ------------- ------------- --------------
OTHER INCOME:
  Interest and other income                  29            36          8,989
                                   ------------- ------------- --------------

    Total Other Income                       29            36          8,989
                                   ------------- ------------- --------------

LOSS BEFORE INCOME TAXES                 (9,170)       (7,078)       (59,154)

CURRENT TAX EXPENSE                           -             -              -

DEFERRED TAX EXPENSE                          -             -              -
                                   ------------- ------------- --------------

NET LOSS                           $     (9,170) $     (7,078) $     (59,154)
                                   ============= ============= ==============

LOSS PER COMMON SHARE              $       (.00) $       (.00) $        (.04)
                                   ============= ============= ==============


The accompanying notes are an integral part of these financial statements.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON MAY 4, 1994
                    THROUGH DECEMBER 31, 2004

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

Cancellation of shares for
 rescission of previous
 acquisition agreement at
 $.001 per share, May 1994            -          -    (4,778,360)    (4,778)     4,778          -           -          -

Other adjustments, rounding           -          -             3          -          -          -           -          -

Net loss for the period ended
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


                                    [Continued]



                              MILLENNIUM QUEST, INC.
                           [A Development Stage Company]

                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON MAY 4, 1994
                             THROUGH DECEMBER 31, 2004

                                    [CONTINUED]

                                                                                                   Deficit
                                                                                                   Accumulated
                                 Preferred Stock         Common Stock        Capital in Retained   During the
                              --------------------- ------------------------ Excess of  Earnings   Development Total
                              Shares     Amount     Shares        Amount     Par Value  (Deficit)  Stage       Equity
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------

BALANCE, December 31, 2000            -          -     1,961,643      1,962    161,088   (106,991)    (27,047)    29,012

Net loss for the year ended
  December 31, 2001                   -          -             -          -         -           -      (8,434)    (8,434)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, December 31, 2001            -          -     1,961,643      1,962    161,088   (106,991)    (35,481)    20,578

Net loss for the year ended
  December 31, 2002                   -          -             -          -          -          -      (7,425)    (7,425)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, December 31, 2002            -          -     1,961,643      1,962    161,088   (106,991)    (42,906)    13,153

Net loss for the year ended
  December 31, 2003                   -          -             -          -          -          -      (7,078)    (7,078)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, December 31, 2003            -          -     1,961,643      1,962    161,088   (106,991)    (49,984)     6,075

Net loss for the year ended
  December 31, 2004                   -          -             -          -          -          -      (9,170)    (9,170)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------

BALANCE, December 31, 2004            -  $       -     1,961,643  $   1,962  $ 161,088  $(106,991) $  (59,154) $  (3,095)
                              ========== ========== ============= ========== ========== ========== =========== ==========

     The accompanying notes are an integral part of this financial statement.


                              MILLENNIUM QUEST, INC.
                           [A Development Stage Company]

                             STATEMENTS OF CASH FLOWS


                                                                              From the
                                                                              Re-entering of
                                                            For the           Development
                                                         Year Ended           Stage on May 4,
                                                         December 31,         1994 Through
                                                  --------------------------- December 31,
                                                       2004       2003        2004
                                                  ------------- ------------- --------------
Cash Flows from Operating Activities:
  Net loss                                        $     (9,170) $     (7,078) $     (59,154)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Non-cash expenses                                       -             -         10,000
     Changes in assets and liabilities:
      Increase in accounts payable                       6,990         3,788         13,031
                                                  ------------- ------------- --------------

      Net Cash (Used) by Operating Activities           (2,180)       (3,290)       (36,123)
                                                  ------------- ------------- --------------

Cash Flows from Investing Activities                         -             -              -
                                                  ------------- ------------- --------------

      Net Cash Provided by Investing Activities              -             -              -
                                                  ------------- ------------- --------------

Cash Flows from Financing Activities                         -             -              -
                                                  ------------- ------------- --------------

      Net Cash Provided by Financing Activities              -             -              -
                                                  ------------- ------------- --------------
Net Increase (Decrease) in Cash                         (2,180)       (3,290)       (36,123)

Cash at Beginning of Period                             12,116        15,406         46,059
                                                  ------------- ------------- --------------

Cash at End of Period                             $      9,936  $     12,116  $       9,936
                                                  ============= ============= ==============

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                                      $          -  $          -  $           -
    Income taxes                                  $          -  $          -  $           -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the year ended December 31, 2004:
   None

  For the year ended December 31, 2003:
   None



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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued.
SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has 5,000,000 shares of preferred stock authorized, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2004.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the years ended December 31, 2004 and 2003, the Company did not pay any compensation to its officers or directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2004, the Company has available unused operating loss carryforwards of approximately $145,600, which may be applied against future taxable income and which expire in various years through 2024.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $21,800 and $20,500 as of December 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,300 during the year ended December 31, 2004.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since re-entering development stage and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans or through additional sales of its common stock or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                               From the
                                                               Re-entering of
                                           For the             Development
                                          Year Ended           Stage on May 4,
                                          December 31,         1994 Through
                                   --------------------------- December 31,
                                        2004       2003        2004
                                   ------------- ------------- --------------
      Loss from continuing
      operations available to
      common shareholders
      (numerator)                  $     (9,170) $     (7,078) $     (59,154)
                                   ------------- ------------- ---------------
      Weighted average number
      of common shares
      outstanding used in loss
      per share for the period
      (denominator)                   1,961,643     1,961,643      1,510,436
                                   ------------- ------------- ---------------

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.