Form 10QSB
period 2005-03-31
MILLENNIUM QUEST INC
filed 2005-08-26
CIK 1117057

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
______________________________________________________________________________

(Mark one)
 [XX]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2005

 [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________
_____________________________________________________________________________

                 Commission File Number: 0-31619


                      MILLENNIUM QUEST, INC.
_________________________________________________________________
(Exact Name of small business issuer as specified in its charter)

         Delaware                             87-0445575
 ________________________________________________________________
  (State of Incorporation)             (IRS Employer ID Number)


        4089 Mount Olympus Way, Salt Lake City, Utah 84124
 ________________________________________________________________
             (Address of principal executive offices)

                          (801) 278-6990
 ________________________________________________________________
                   (Issuer's telephone number)



_____________________________________________________________________________

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

                      MILLENNIUM QUEST, INC.

         Form 10-QSB for the Quarter ended March 31, 2005

                        Table of Contents

Part I - Financial Information                                         Page

         Item 1.  Financial Statements                                   3

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                     10

         Item 3.  Controls and Procedures                               11

Part II - Other Information

         Item 1.  Legal Proceedings                                     12

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds                                       12

         Item 3.  Defaults Upon Senior Securities                       12

         Item 4.  Submission of Matters to a Vote of Security Holders   12

         Item 5.  Other Information                                     12

         Item 6.  Exhibits and Reports on Form 8-K                      12

Signatures                                                              13

                  PART I - FINANCIAL INFORMATION
                  Item 1 - Financial Statements

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS


                              ASSETS

                                                    March 31,    December 31,
                                                      2005           2004
                                                 -------------- --------------
CURRENT ASSETS:
 Cash                                            $       4,139  $       9,936
                                                 -------------- --------------

  Total Current Assets                                   4,139          9,936
                                                 -------------- --------------

                                                 $       4,139  $       9,936
                                                 ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                                $       7,933  $      13,031
                                                 -------------- --------------

   Total Current Liabilities                             7,933         13,031
                                                 -------------- --------------

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.001 par value,
  5,000,000 shares authorized,
  no shares issued and outstanding                           -              -
 Common stock, $.001 par value,
  20,000,000 shares authorized,
  1,961,643 shares issued and
  outstanding                                            1,962          1,962
 Capital in excess of par value                        161,088        161,088
 Retained deficit                                     (106,991)      (106,991)
 Deficit accumulated during the
   development stage                                   (59,853)       (59,154)
                                                 -------------- --------------

   Total Stockholders' Equity (Deficit)                 (3,794)        (3,095)
                                                 -------------- --------------

                                                 $       4,139  $       9,936
                                                 ============== ==============

Note: The balance sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.


      The accompanying notes are an integral part of these unaudited condensed financial statements.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                               From
                                         For the Three         Re-entering
                                         Months Ended          of Development
                                          March 31,            Stage on May 4
                                 ----------------------------- 1994 Through
                                      2005           2004      March 31, 2005
                                 -------------- -------------- ---------------
REVENUE                          $           -  $           -  $            -

OPERATING EXPENSES:
 General and administrative                705          2,965          68,848
                                 -------------- -------------- ---------------

LOSS BEFORE OTHER INCOME                  (705)        (2,965)        (68,848)
                                 -------------- -------------- ---------------
OTHER INCOME:
 Interest and other income                   6              7           8,995
                                 -------------- -------------- ---------------

  Total Other Income                         6              7           8,995
                                 -------------- -------------- ---------------

LOSS BEFORE INCOME TAXES                  (699)        (2,958)        (59,853)

CURRENT TAX EXPENSE                          -              -               -

DEFERRED TAX EXPENSE                         -              -               -
                                 -------------- -------------- ---------------

NET LOSS                         $        (699) $      (2,958) $      (59,853)
                                 ============== ============== ===============

LOSS PER COMMON SHARE            $        (.00) $        (.00) $         (.04)
                                 ============== ============== ===============



       The accompanying notes are an integral part of these unaudited condensed financial statements.



                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                            From
                                                      For the Three         Re-entering
                                                      Months Ended          of Development
                                                        March 31,           Stage on May 4
                                              ----------------------------- 1994 Through
                                                   2005           2004      March 31, 2005
                                              -------------- -------------- ---------------
Cash Flows from Operating Activities:
 Net loss                                     $        (699) $      (2,958) $      (59,853)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
    Non-cash expenses                                     -              -          10,000
    Changes in assets and liabilities:
    Increase (decrease) in accounts payable          (5,098)         2,965           7,933
                                              -------------- -------------- ---------------
     Net Cash Provided (Used) by
     Operating Activities                            (5,797)             7         (41,920)
                                              -------------- -------------- ---------------

Cash Flows from Investing Activities                      -              -               -
                                              -------------- -------------- ---------------

     Net Cash Provided by Investing Activities            -              -               -
                                              -------------- -------------- ---------------

Cash Flows from Financing Activities                      -              -               -
                                              -------------- -------------- ---------------

     Net Cash Provided by Financing Activities            -              -               -
                                              -------------- -------------- ---------------

Net Increase (Decrease) in Cash                      (5,797)             7         (41,920)

Cash at Beginning of Period                           9,936         12,116          46,059
                                              -------------- -------------- ---------------

Cash at End of Period                         $       4,139  $      12,123  $        4,139
                                              ============== ============== ===============

Supplemental Disclosures of Cash Flow information:

 Cash paid during the period for:
   Interest                                   $           -  $           -  $            -
   Income taxes                               $           -  $           -  $            -

Supplemental Schedule of Noncash Investing and Financing Activities:

 For the three months ended March 31, 2005:
   None
 For the three months ended March 31, 2004:
   None



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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (revised
2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has 5,000,000 shares of preferred stock authorized, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2005 and December 31, 2004.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the three months ended March 31, 2005 and 2004, the Company did not pay any compensation to its officers or directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2005, the Company has available unused operating loss carryforwards of approximately $146,300, which may be applied against future taxable income and which expire in various years through 2025. However, if certain substantial changes should occur in the Company's ownership, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $21,900 and $21,800 as of March 31, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $100 during the three months ended March 31, 2005.

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

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                               From
                                         For the Three         Re-entering
                                         Months Ended          of Development
                                           March 31,           Stage on May 4
                                 ----------------------------- 1994 Through
                                      2005           2004      March 31, 2005
                                 -------------- -------------- ---------------

 Loss from continuing operations
 available to common
 shareholders (numerator)        $        (699) $      (2,958) $      (59,853)
                                 -------------- -------------- ---------------
 Weighted average number of
 common shares outstanding
 used in loss per share for the
 period (denominator)                1,961,643      1,961,643       1,520,629
                                 -------------- -------------- ---------------

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

Three-Month Periods Ended March 31, 2005 and 2004

      The Company has not been engaged in business operations, and has had no revenue from operations for the three-month periods ended March 31, 2005 and 2004.

      General and administrative expenses for the three-month periods ended March 31, 2005 and 2004, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs, in connection with periodic reports. These expenses were $705 and $2,965 for the three-month periods ended March 31, 2005 and 2004, respectively.

      The Company's cash is held in an interest-bearing checking account. As a result, the Company had nominal interest income for the three-months ended March 31, 2005 ($6) and 2004 ($7). Due to the foregoing factors, the Company has realized a net loss of $699 for the three months ended March 31, 2005, as compared to a net loss of $2,958 for the same period in 2004. The Company has had a net loss from the reentering of development stage on May 4, 1994 through March 31, 2005, of $59,853.

Liquidity and Capital Resources

      The Company has not experienced a material change in financial condition over the past year. At March 31, 2005 and December 31, 2004, the Company had no working capital. Working capital as of both dates consists of cash less accounts payable. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

      The Company has had no business operations for several years, and has a stockholders' deficit of $3,794 as of March 31, 2005. Therefore, these factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, in order to maintain operations, management would need to raise additional funds through loans or through additional sales of its common stock or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3 - Controls and Procedures

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended March 31, 2005, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

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


                                  MILLENNIUM QUEST, INC.


August 16, 2005                   /s/ Dimitri Cocorinis
                                  -------------------------------------------
                                  Dimitri Cocorinis, Chief Executive Officer


                                  MILLENNIUM QUEST, INC.


August 16, 2005                   /s/ Terry Cononelos
                                  -------------------------------------------
                                  Terry Cononelos, Chief Financial Officer