Form 10QSB
period 2005-06-30
MILLENNIUM QUEST INC
filed 2005-08-26
CIK 1117057

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

______________________________________________________________________________

(Mark one)
 [XX]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2005

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

                   (Issuer's telephone number)

______________________________________________________________________________

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

                      MILLENNIUM QUEST, INC.

         Form 10-QSB for the Quarter ended June 30, 2005

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

                  PART I - FINANCIAL INFORMATION
                  Item 1 - Financial Statements

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS


                              ASSETS

                                                    June 30,     December 31,
                                                      2005           2004
                                                 -------------- --------------
CURRENT ASSETS:
 Cash                                            $       3,847  $       9,936
                                                 -------------- --------------

  Total Current Assets                                   3,847          9,936
                                                 -------------- --------------

                                                 $       3,847  $       9,936
                                                 ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                                $      11,384  $      13,031
                                                 -------------- --------------

   Total Current Liabilities                            11,384         13,031
                                                 -------------- --------------
STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.001 par value,
  5,000,000 shares authorized,
  no shares issued and outstanding                           -              -
 Common stock, $.001 par value,
  20,000,000 shares authorized,
  1,961,643 shares issued and
  outstanding                                            1,962          1,962
 Capital in excess of par value                        161,088        161,088
 Retained deficit                                     (106,991)      (106,991)
 Deficit accumulated during the
   development stage                                   (63,596)       (59,154)
                                                 -------------- --------------

   Total Stockholders' Equity (Deficit)                 (7,537)        (3,095)
                                                 -------------- --------------

                                                 $       3,847  $       9,936
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






                            MILLENNIUM QUEST, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                        From Re-entering
                                        For the Three                For the Six         of Development
                                        Months Ended                 Months Ended        Stage on May 4,
                                          June 30,                     June 30,           1994 Through
                                 --------------------------- ---------------------------    June 30,
                                     2005          2004          2005          2004           2005
                                 ------------- ------------- ------------- ------------- --------------

REVENUE                          $          -  $          -  $          -  $          -  $           -

OPERATING EXPENSES:
  General and administrative            3,745         1,558         4,450         4,523         72,593
                                 ------------- ------------- ------------- ------------- --------------

LOSS BEFORE OTHER INCOME               (3,745)       (1,558)       (4,450)       (4,523)       (72,593)
                                 ------------- ------------- ------------- ------------- --------------
OTHER INCOME:
  Interest and other income                 2             7             8            14          8,997
                                 ------------- ------------- ------------- ------------- --------------
    Total Other Income                      2             7             8            14          8,997
                                 ------------- ------------- ------------- ------------- --------------

LOSS BEFORE INCOME TAXES               (3,743)       (1,551)       (4,442)       (4,509)       (63,596)

CURRENT TAX EXPENSE                         -             -             -             -              -

DEFERRED TAX EXPENSE                        -             -             -             -              -
                                 ------------- ------------- ------------- ------------- --------------

NET LOSS                         $     (3,743) $     (1,551) $     (4,442) $     (4,509) $     (63,596)
                                 ============= ============= ============= ============= ==============

LOSS PER COMMON SHARE            $       (.00) $       (.00) $       (.00) $       (.00) $        (.04)
                                 ============= ============= ============= ============= ==============


The accompanying notes are an integral part of these unaudited condensed financial statements.






                            MILLENNIUM QUEST, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       From Re-entering
                                                                   For the Six         of Development
                                                                  Months Ended         Stage on May 4,
                                                                    June 30,           1994 Through
                                                          ---------------------------- June 30,
                                                                2005         2004      2005
                                                          -------------- ------------- ---------------
Cash Flows from Operating Activities:
  Net loss                                                $      (4,442) $     (4,509)  $     (63,596)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Non-cash expenses                                                -             -          10,000
     Changes in assets and liabilities:
      Increase (decrease) in accounts payable                    (1,647)        3,330          11,384
                                                          -------------- ------------- ---------------

        Net Cash Provided (Used) by Operating Activities         (6,089)       (1,179)        (42,212)
                                                          -------------- ------------- ---------------

Cash Flows from Investing Activities                                  -             -               -
                                                          -------------- ------------- ---------------

        Net Cash Provided by Investing Activities                     -             -               -
                                                          -------------- ------------- ---------------

Cash Flows from Financing Activities                                  -             -               -
                                                          -------------- ------------- ---------------

        Net Cash Provided by Financing Activities                     -             -               -
                                                          -------------- ------------- ---------------

Net Increase (Decrease) in Cash                                  (6,089)       (1,179)        (42,212)

Cash at Beginning of Period                                       9,936        12,116          46,059
                                                          -------------- ------------- ---------------

Cash at End of Period                                     $       3,847  $     10,937  $        3,847
                                                          ============== ============= ===============

Supplemental Disclosures of Cash Flow information:

  Cash paid during the period for:
    Interest                                              $           -  $          -  $            -
    Income taxes                                          $           -  $          -  $            -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the six months ended June 30, 2005:
    None

  For the six months ended June 30, 2004:
    None


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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has 5,000,000 shares of preferred stock authorized, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2005 and December 31, 2004.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the six months ended June 30, 2005 and 2004, the Company did not pay any compensation to its officers or directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2005, the Company has available unused operating loss carryforwards of approximately $150,000, which may be applied against future taxable income and which expire in various years through 2025. However, if certain substantial changes should occur in the Company's ownership, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $22,500 and $21,800 as of June 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $700 during the six months ended June 30, 2005.

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

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                                                        From Re-entering
                                        For the Three                For the Six         of Development
                                        Months Ended                 Months Ended        Stage on May 4,
                                          June 30,                     June 30,           1994 Through
                                 --------------------------- ---------------------------    June 30,
                                     2005          2004          2005          2004           2005
                                 ------------- ------------- ------------- ------------- --------------

  Loss from continuing operations
  available to common
  shareholders (numerator)       $     (3,743)  $    (1,551)  $    (4,442)  $    (4,509)  $    (63,596)
                                 ------------- ------------- ------------- ------------- --------------
  Weighted average number of
  common shares outstanding
  used in loss per share for the
  period (denominator)              1,961,643     1,961,643     1,961,643     1,961,643       1,530,477
                                 ------------- ------------- ------------- ------------- --------------

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

Three and Six Month Periods Ended June 30, 2005 and 2004

      The Company has not been engaged in business operations, and has had no revenue from continuing operations for the three and six months periods ended June 30, 2005 and 2004.

      General and administrative expenses for the three-month periods ended June 30, 2005 and 2004 were $3,745 and $1,558, respectively. For the six-month periods ended June 30, 2005 and 2004, general and administrative expenses were $4,450 and $4,523, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs, in connection with periodic reports.

      The Company's cash is invested held in an interest-bearing checking account. As a result, the Company had nominal interest income for the three-months ended June 30, 2005 ($2) and 2004 ($7). Due to the foregoing factors, the Company has realized a net loss of $3,743 for the three months ended June 30, 2005, as compared to a net loss of $1,551 for the three months ended June 30, 2004. The Company has had a net loss from the reentering of development stage on May 4, 1994 through June 30, 2005, of $63,596.

Liquidity and Capital Resources

      The Company has not experienced a material change in financial condition over the past year. At June 30, 2005 and December 31, 2004, the Company had no working capital. Working capital as of both dates consists of cash less accounts payable. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

      The Company has had no business operations for several years, and has a stockholders' deficit of $7,537 as of June 30, 2005. Therefore, these factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, in order to maintain operations, management would need to raise additional funds through loans or through additional sales of its common stock or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended June 30, 2005, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

Exhibit  Description
-------  -----------------------------------------------------------------
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