Form 10QSB
period 2005-09-30
MILLENNIUM QUEST INC
filed 2005-11-16
CIK 1117057

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

______________________________________________________________________________

(Mark one)
  [XX]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2005

  [  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT OF 1934

            For the transition period from _____ to __________

______________________________________________________________________________

                 Commission File Number: 0-31619

                      MILLENNIUM QUEST, INC.
 ----------------------------------------------------------------
(Exact Name of small business issuer as specified in its charter)

            Delaware                               87-0445575
       ----------------------               -----------------------
      (State of Incorporation)              (IRS Employer ID Number)


        4089 Mount Olympus Way, Salt Lake City, Utah 84124
       ---------------------------------------------------
             (Address of principal executive offices)


                          (801) 278-6990
                 --------------------------------
                   (Issuer's telephone number)
______________________________________________________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [XX]   NO   [  ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   YES   [XX]   NO  [  ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 1,961,643 shares of its common stock, par value $0.001, as of the date of this report.

Transitional Small Business Format:   Yes   [  ]   No  [XX]

                      MILLENNIUM QUEST, INC.

       Form 10-QSB for the Quarter ended September 30, 2005

                        Table of Contents


Part I - Financial Information                                         Page

         Item 1.  Financial Statements                                   3

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation                                   8

         Item 3.  Controls and Procedures                                9

Part II - Other Information

         Item 1.  Legal Proceedings                                     10

         Item 2 - Unregistered Sales of Equity
                  Securities and Use of Proceeds                        10

         Item 3.  Defaults Upon Senior Securities                       10

         Item 4.  Submission of Matters to a Vote of Security Holders   10

         Item 5.  Other Information                                     10

         Item 6.  Exhibits and Reports on Form 8-K                      10

Signatures                                                              11

                  PART I - FINANCIAL INFORMATION
                  Item 1 - Financial Statements

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                     CONDENSED BALANCE SHEETS

                              ASSETS



                                                   September 30, December 31,
                                                       2005         2004
                                                   ------------- -------------
                                                    (unaudited)
CURRENT ASSETS:
  Cash                                             $      3,286  $      9,936
                                                   ------------- -------------

    Total Current Assets                                  3,286         9,936
                                                   ------------- -------------

                                                   $      3,286  $      9,936
                                                   ============= =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                 $     14,759  $     13,031
                                                   ------------- -------------

    Total Current Liabilities                            14,759        13,031
                                                   ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding                          -             -
  Common stock, $.001 par value,
    20,000,000 shares authorized,
    1,961,643 shares issued and
    outstanding                                           1,962         1,962
  Capital in excess of par value                        161,088       161,088
  Retained deficit                                     (106,991)     (106,991)
  Deficit accumulated during the
    development stage                                   (67,532)      (59,154)
                                                   ------------- -------------

    Total Stockholders' Equity (Deficit)                (11,473)       (3,095)
                                                   ------------- -------------

                                                   $      3,286  $      9,936
                                                   ============= =============

Note: The balance sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.


      The accompanying notes are an integral part of these unaudited condensed financial statements.



                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                        From Re-entering
                                        For the Three                For the Nine        of Development
                                        Months Ended                 Months Ended        Stage on May 4,
                                        September 30,                September 30,       1994 Through
                                 --------------------------- --------------------------- September 30,
                                     2005          2004          2005          2004           2005
                                 ------------- ------------- ------------- ------------- --------------
REVENUE                          $          -  $          -  $          -  $          -  $           -

OPERATING EXPENSES:
 General and administrative             3,939         1,833         8,389         6,356         76,532
                                 ------------- ------------- ------------- ------------- --------------

LOSS BEFORE OTHER INCOME               (3,939)       (1,833)       (8,389)       (6,356)       (76,532)
                                 ------------- ------------- ------------- ------------- --------------
OTHER INCOME:
 Interest and other income                  3             8            11            22          9,000
                                 ------------- ------------- ------------- ------------- --------------

    Total Other Income                      3             8            11            22          9,000
                                 ------------- ------------- ------------- ------------- --------------

LOSS BEFORE INCOME TAXES               (3,936)       (1,825)       (8,378)       (6,334)       (67,532)

CURRENT TAX EXPENSE                         -             -             -             -              -

DEFERRED TAX EXPENSE                        -             -             -             -              -
                                 ------------- ------------- ------------- ------------- --------------

NET LOSS                         $     (3,936) $     (1,825) $     (8,378) $     (6,334) $     (67,532)
                                 ============= ============= ============= ============= ==============

LOSS PER COMMON SHARE            $       (.00) $       (.00) $       (.00) $       (.00) $        (.04)
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

                                       4


                            MILLENNIUM QUEST, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       From Re-entering
                                                                  For the Nine         of Development
                                                                  Months Ended         Stage on May 4,
                                                                  September 30,        1994 Through
                                                          ---------------------------- September 30,
                                                                2005         2004      2005
                                                          -------------- ------------- ---------------
Cash Flows from Operating Activities:
   Net loss                                               $      (8,378) $     (6,334) $      (67,532)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
      Non-cash expenses                                               -             -          10,000
   Changes in assets and liabilities:
      Increase (decrease) in accounts payable                     1,728         5,163          14,759
                                                          -------------- ------------- ---------------

      Net Cash Provided (Used) by Operating Activities           (6,650)       (1,171)        (42,773)
                                                          -------------- ------------- ---------------

Cash Flows from Investing Activities                                  -             -               -
                                                          -------------- ------------- ---------------

      Net Cash Provided by Investing Activities                       -             -               -
                                                          -------------- ------------- ---------------

Cash Flows from Financing Activities                                  -             -               -
                                                          -------------- ------------- ---------------

     Net Cash Provided by Financing Activities                        -             -               -
                                                          -------------- ------------- ---------------

Net Increase (Decrease) in Cash                                  (6,650)       (1,171)        (42,773)

Cash at Beginning of Period                                       9,936        12,116          46,059
                                                          -------------- ------------- ---------------

Cash at End of Period                                     $       3,286  $     10,945  $        3,286
                                                          ============== ============= ===============

Supplemental Disclosures of Cash Flow information:

 Cash paid during the period for:
   Interest                                               $           -  $          -  $            -
   Income taxes                                           $           -  $          -  $            -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the nine months ended September 30, 2005:
    None

  For the nine months ended September 30, 2004:
    None


The accompanying notes are an integral part of these unaudited condensed financial statements.



                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

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

NOTE 3 - INCOME TAXES

At September 30, 2005, the Company has available unused operating loss carryforwards of approximately $154,000, which may be applied against future taxable income and which expire in various years through 2025. However, if certain substantial changes should occur in the Company's ownership, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized. The net deferred tax assets are approximately $23,100 and $21,800 as of September 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,300 during the nine months ended September 30, 2005.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                                                        From Re-entering
                                        For the Three                For the Nine        of Development
                                        Months Ended                 Months Ended        Stage on May 4,
                                        September 30,                September 30,        1994 Through
                                 --------------------------- ---------------------------  September 30,
                                     2005          2004          2005          2004           2005
                                 ------------- ------------- ------------- ------------- --------------
  Loss available to common
  shareholders (numerator)       $     (3,936)  $    (1,825)  $    (8,378)  $    (6,334)  $    (67,532)
                                 ------------- ------------- ------------- ------------- --------------
  Weighted average number of
  common shares outstanding
  used in loss per share for
  the period (denominator)          1,961,643     1,961,643     1,961,643     1,961,643       1,539,997
                                 ------------- ------------- ------------- ------------- --------------

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.


                                       7

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

Three and Nine Month Periods Ended September 30, 2005 and 2004

      The Company has not been engaged in business operations, and has had no revenue from continuing operations for the three and nine months periods ended September 30, 2005 and 2004.

      General and administrative expenses for the three-month periods ended September 30, 2005 and 2004 were $3,939 and $1,833, respectively. For the nine-month periods ended September 30, 2005 and 2004, general and administrative expenses were $8,389 and $6,356, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs, in connection with periodic reports and related corporate matters.

      The Company's cash is held in an interest-bearing checking account. As a result, the Company had nominal interest income for the three-months ended September 30, 2005 ($3) and 2004 ($8). Due to the foregoing factors, the Company has realized a net loss of $3,936 for the three months ended September 30, 2005, as compared to a net loss of $1,825 for the three months ended September 30, 2004. The Company has had a net loss from the reentering of development stage on May 4, 1994 through September 30, 2005, of $67,532.

Liquidity and Capital Resources

      The Company has not experienced a material change in financial condition over the past year. At September 30, 2005 and December 31, 2004, the Company had no working capital. Working capital consists of cash less accounts payable. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

      The Company has had no business operations for several years, and has a stockholders' deficit of $11,473 as of September 30, 2005. Therefore, these factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, in order to maintain operations, management would need to raise additional funds through loans or through additional sales of its common stock or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended September 30, 2005, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits.

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

*  Included herein pursuant to Item 601(b) 31 of Regulation SB.
** Included herein pursuant to Item 601(b) 32 of Regulation SB.

         (b) Reports on Form 8-K. During the quarter ended September 30, 2005, the Company did not file any reports on Form 8-K. However, on November 16, 2005, the Company filed a report on Form 8-K, reporting the resignation of Pritchett, Siler & Hardy, P.C., as the Company's auditors, and the appointment of Michael J. Larsen, LLC, as the new auditors.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLENNIUM QUEST, INC.


November 16, 2005                  /s/ Dimitri Cocorinis
                                   ------------------------------------------
                                   Dimitri Cocorinis, Chief Executive Officer


                                   MILLENNIUM QUEST, INC.


November 16, 2005                  /s/ Terry Cononelos
                                   ------------------------------------------
                                   Terry Cononelos, Chief Financial Officer