Form 10KSB
period 2005-12-31
MILLENNIUM QUEST INC
filed 2006-04-21
CIK 1117057

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the fiscal year ended December 31, 2005

                 Commission File Number:  0-31619

                      MILLENNIUM QUEST, INC.
      ------------------------------------------------------
      (Exact name of Registrant as specified in its Charter)

            DELAWARE                      87-0430320
     -------------------------------      ------------------
           (State or other Jurisdiction of     (I.R.S. Employer
            Incorporation or Organization)      Identification No.)

       4089 Mount Olympus Way, Salt Lake City, Utah  84124
 ---------------------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number including Area Code:  (801) 278-6990

                         (Not applicable)
-----------------------------------------------------------------
       Former name, former address and former fiscal year,
                   if changed since last report.


Securities Registered Under Section 12(b) of the Exchange Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock,
                                                             Par Value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [ X ]     No [ ]

State issuer's revenues for its most recent fiscal year.  $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). The Company's stock has only recently been listed on the OTC Bulletin Board since November, 2005. There has been, therefore, neither quotations nor a market for the Company's common stock in the over-the-counter market.

As of April 21, 2006, the Registrant had outstanding 2,261,643 shares of its common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I                                                               Page No.
------

Item 1.    Description of Business ........................................1
Item 2.    Description of Property.........................................8
Item 3.    Legal Proceedings...............................................8
Item 4.    Submission or Matters to a Vote of Security Holders.............8

PART II
-------

Item 5.    Market for Common Equity and Related Stockholder Matters........8
Item 6.    Management's Discussion and Analysis or Plan of Operation.......9
Item 7.    Financial Statements...........................................10
Item 8.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure.......................................10
Item 8A.   Controls and Procedures........................................11
Item 8B.   Other Information..............................................11

PART III
--------

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act..............12
Item 10.   Executive Compensation.........................................13
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.....................14
Item 12.   Certain Relationships and Related Transactions.................14
Item 13.   Exhibits.......................................................16
Item 14.   Principal Accountant Fees and Services.........................16

The information contained in this Form 10-KSB for the fiscal year ended December 31, 2005, is as of the latest practicable date except for financial information, which relates to the fiscal year.

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

History

      Millennium Quest, Inc. (the "Company") was organized under the laws of the state of Delaware on February 4, 1986, under the name "Teracom, Inc.," for the purpose of seeking a business opportunity which the Company could acquire, merge with, or become engaged in. Immediately following the organization of the Company, it sold a total of 400,000 shares of common stock, as presently constituted, to its officers, directors and other shareholders for a total of $20,000 in cash. In order to provide the Company with additional capital to seek to acquire or enter into a business opportunity, in March, 1987, the Company completed an offering registered by qualification in the State of Utah, and offered pursuant to an exemption from registration under the Securities Act of 1933, as amended, as set forth in Rule 504 of Regulation D, as amended (the "offering"). In the offering, the Company sold a total of 806,750 shares of common stock at a sales price of $0.20 per share, as presently constituted, after giving effect to a 1 for 10 reverse split effected by the Company in January, 1989, described below, or an aggregate offering of $161,350. Following the offering, the original officers, directors and shareholders contributed back to the Company a total of 58,750 shares of common stock, to meet certain dilution requirements of the Utah Securities Division, the state in which the offering was conducted. The Company received net proceeds from the offering of approximately $133,000 after offering costs.

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

      In April, 2000, the Company changed its name to "Millennium Quest, Inc." In February, 1999, the Company issued a total of 1,000,000 shares of restricted common stock, to its officers, directors and two other shareholders, in consideration of the efforts undertaken by these individuals to accomplish the rescission, described above, and to reactivate the business of the Company. In February, 2006, the Company issued a total of 300,000 shares to its officers (150,000 shares each) in consideration of services and loan accommodations on behalf of the Company.

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

      In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, Management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management does not anticipate obtaining an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders. However, the Company has adopted a resolution for the purpose of addressing potential conflicts of interest between controlling shareholders and/or management and the other shareholders. Under this policy, management and controlling shareholders are prohibited from entering into any transaction which would be in their interests but be contrary to the best interests of the minority shareholders. While this policy does not prohibit transactions which would result in a personal benefit to management or controlling shareholders, the policy does require management to more carefully evaluate a proposed transaction to determine that the transaction is in the best interest of the Company.

      The officers and directors of the Company intend to conduct their business in the best interests of all the shareholders.

      Under Delaware Law, the officers and directors of a corporation have a fiduciary duty to a corporation and the stockholders of the corporation. In general, management of a Delaware corporation are held to two duties as fiduciaries: (a) the duty of remaining loyal to the interests of the corporation, and (b) the duty of exercising due care. The duty of loyalty is the obligation of an officer or director to give primacy to the interests of the corporation rather than personal concerns - to avoid self-dealing at the corporation's expense. An officer and director can be held personally liable if it is found that he breached this duty by using his corporate position to make a personal profit or for other personal gain. The duty of care is the obligation of an officer and director to exercise reasonable prudence - to investigate and to deliberate adequately - in making business judgments for the corporation or its stockholders. These duties are owed personally by the officers and directors of the Company, and the officers and directors, or each of them, can be personally liable for any damages to the Company resulting from a breach of such fiduciary duties.

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

Employees

      The Company is a development stage company and currently has no employees. Executive officers, who are not compensated for their time contributed to the Company, will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be no more than 20 hours per month per person, until such time as the Company enters into active negotiations to acquire or reorganize with a business. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry. The officers have received no cash compensation, but each were issued 350,000 shares of common stock in February, 1999, for services rendered on behalf of the Company, and an additional 150,000 shares of common stock each in February, 2006.

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

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      As of November, 2005, quotations for the Company's common stock appear on the OTC Bulletin Board ("MLQT"); however, there were no quotations of the Company's common stock as of December 31, 2005. There is no established trading market for the common stock. Transactions in the common stock can only be described as sporadic. As of April 21, 2006, the common stock was at $0.30 bid, $10.00 ask. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

      All shares of common stock outstanding may be sold without restriction under Rule 144(k) promulgated under the Securities Act of 1933, except 1,212,381 shares, which are held by officers and directors ("Control Shares"). Control Shares may be sold subject to complying with all of the terms and conditions of Rule 144, except the one-year holding period, which has been satisfied, with respect to all but 300,000 of the shares held by the officers (acquired in February, 2006).

      Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

      At April 20, 2006, there were approximately 166 holders of record of the Company's Common Stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

      As of December 31, 2005, the Company had cash of $1,083, liabilities of $15,338, and no other liquid assets or resources.

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

      On or about February 1, 2006, C&C Investment Partnership, a partnership owned by Messrs. Cocorinis and Cononelos, loaned the Company the sum of $20,000, to cover business operations and outstanding payables. The loan is repayable, with interest at 7% per annum, on or before August 1, 2006 or the date on which the Company enters into a merger, reorganization or acquisition transaction, whichever occurs first. The Company does not have the funds to repay the loan, and does not anticipate that funds will be available until such time as the Company enters into a merger or acquisition transaction. The board of directors of the Company consists of Messrs. Cocorinis and Cononelos, so this transaction cannot be considered the result of arms' length negotiations.

      In addition, the Company anticipates that if it enters into an acquisition transaction in the next twelve months, the surviving company may need additional capital for operations and expansion efforts. The Company will seek to enter into a business transaction with a company which either has sufficient operating capital for a period of at least one year, or which is capable of raising capital on terms favorable to the successor company. There is no assurance that the Company, or its successor, will be able to raise private capital when needed, or on favorable terms. The Company has no revenues and its needs for capital will in all likelihood change dramatically if it acquires an interest in a business opportunity in the next twelve months. The Company's current operating plan is to (a) cover the administrative and reporting requirements of a public company; and (b) search for, and investigate, potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company, and there can be no assurance that the Company will be able to identify any such business, product, technology or entity suitable for an acquisition or reorganization transaction. Moreover, there can be no assurance the Company will be successful in its efforts to consummate an acquisition or reorganization transaction on terms favorable or beneficial to the Company and its shareholders, or that it, or its successor, will be able to effectively manage the business opportunity the Company acquires or becomes engaged in.

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

RESULTS OF OPERATIONS

      The Company had essentially no operations during the fiscal year ended December 31, 2005.

      The Company has had no revenue from continuing operations and incurred expenses during the year ended December 31, 2005, of $11,174, in accounting, legal and other general and administrative expenses in connection with the Company's continuing efforts to file necessary periodic reports and to reactivate its business operations, and in reviewing a number of possible business opportunities during the fiscal year. For the years ended December 31, 2005 and 2004, the Company has incurred net losses of $11,160 and $9,170, respectively.

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

           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On November 16, 2005, the Company filed a Current Report on Form 8-K reporting a change in accountants, which is incorporated herein by reference. On November 14, 2005, Pritchett, Siler & Hardy, P.C. ("PSH"), notified Millennium Quest, Inc. (the "Company") of its resignation as the auditors of the Company due to the partner rotation rules of the U.S. Securities and Exchange Commission. On November 14, 2005, the Board of Directors, acting in the capacity of the Audit Committee, of the Company approved a change in auditors to audit its financial statements. The Company appointed Michael J. Larsen, LLC ("Larsen") to serve as the Company's independent certified public accountants, effective November 14, 2005. Larsen replaced PSH. The reports of PSH for each of the fiscal years ending December 31, 2004 and December 31, 2003, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to the audit scope or accounting principles.
However, the reports of PSH did contain an explanatory paragraph with respect to uncertainty as to the Company's ability to continue as a going concern.

                ITEM 8A.  CONTROLS AND PROCEDURES

      (a) Disclosure Controls and Procedures. The Company does not maintain a formal or written set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company is in the process of establishing disclosure controls and procedures. However, the Company's current informal disclosure controls and procedures would not constitute effective internal control over financial reporting as of December 31, 2005.

      (b) Internal Control Over Financial Reporting. During the course of the Company's preparation of its 2005 financial statements, including the audit of those financial statements by the Company's independent public accounting firm, certain material weaknesses in the Company's internal control over financial reporting were identified. These material weaknesses were (1) the delay in recording financial transactions, which could result in inadvertent errors or omissions, (2) the lack of an organized system of document review, signing, retaining copies, and orderly filing, (3) the lack of a significant segregation of duties or review of financial transactions and
(4) the lack of documentation of controls and accounting procedures.

      The material weaknesses described above are the direct result of a lack of resources and accounting personnel. Currently, the Company's chief executive officer has primary responsibility for receipts and disbursements, and for the preparation of financial statements and filing of periodic reports and other filings. Because of limited resources, the Company has been impaired in its ability to segregate duties and to ensure consistently complete and accurate financial reporting. Notwithstanding these limitations, management plans to institute systems that require the involvement of both officers in reviewing, recording, authorizing, processing and monitoring transactions, and to engage accounting assistance and implement such additional accounting controls and systems as may be appropriate.

      (c) Changes in Internal Control Over Financial Reporting. There were no changes in the Company's disclosure controls and procedures that occurred during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Subsequent to the date of the evaluation, there have been no significant changes in the Company's disclosure controls and procedures that could significantly affect the Company's internal control over financial reporting, other than the planned corrective actions discussed above.

                   ITEM 8B.  OTHER INFORMATION

      None.

                             PART III
        ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS; COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

      Name                    Age   Positions(1)                       Since
      ----------------------  ----  ---------------------------------  -----
      Dimitri Cocorinis        51   President and Director             1994

      Terry Cononelos          52   Secretary/Treasurer and Director   1994

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

      Terry Cononelos, is the Secretary and a director of the Company. Mr. Cononelos has been a real estate agent with Chapman Richards, a Salt Lake City real estate firm, for the past nine years. From 1980 until his current position, he was a real estate agent at Sugarhouse Realty. Mr. Cononelos received his bachelor's degree in accounting from the University of Utah in 1977.

      Mr. Cocorinis and Mr. Cononelos are cousins.

Audit Committee Financial Expert

      Because we have had minimal operations, we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee or any other committee of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. To the best knowledge of the Company, there are no required reports that have not been filed or have been filed untimely during the most recent fiscal year ended December 31, 2005.

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

      In February, 1999, the Company granted to its officers and directors, and two other shareholders, a total of 1,000,000 shares of restricted common stock, for services rendered on behalf of the Company over the preceding several years. In February, 2006, the Company granted to its offers and directors a total of 300,000 shares of restricted common stock, for services rendered and other consideration on behalf of the Company over the preceding years, as reported in a Current Report on Form 8-K dated February 17, 2006, and incorporated herein by reference. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

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

                                               Common         Percent
      Name and Address                         Shares         Of Class(1)
      -----------------                        ---------      -----------
      Officers and Directors:

      Dimitri Cocorinis(2)(3)
      1200 South Bonneville Drive
      Salt Lake City, Utah 84108                 586,925         25.95

      Terry Cononelos(2)(3)
      4089 Mount Olympus Way
      Salt Lake City, Utah 84124                 625,456         27.65

      All Executive officers and
      Directors as a Group (2 persons)         1,212,381         53.61

      Greater than 5% Beneficial Owners:

      Jack Coombs(2)
      2581 East 1300 South
      Salt Lake City, Utah 84108                 295,000         13.04


(1)  All shares are held of record and beneficially.

(2) These individuals were issued a total of 950,000 shares of restricted common stock in February, 1999, in consideration of services rendered to the Company. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

(3) These individuals were issued a total of 300,000 shares of restricted common stock in February, 2006, in consideration of services rendered to the Company. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

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

      On February 17, 2006, the board of directors approved the issuance of a total of 150,000 shares of restricted common stock each to Dimitri Cocorinis and Terry Cononelos, the Company's officers, or a total of 300,000 shares of restricted common stock. The issuance of this stock was authorized in consideration of services rendered by Messrs. Cocorinis and Cononelos to the Company over the past several months, and in facilitating a loan to the Company through an affiliate of the officers.

      At the time of issuance of these shares, and since the date of issuance, there has been no market for the common stock of the Company. These shares were issued in reliance upon the exemption from registration set forth under
Section 4(2) of the Securities Act of 1933, as amended, and applicable exemptions in the state of Utah.

      On or about February 1, 2006, C&C Investment Partnership, a partnership owned by Messrs. Cocorinis and Cononelos, loaned the Company the sum of $20,000, to cover business operations and outstanding payables. The loan is repayable, with interest at 7% per annum, on or before August 1, 2006 or the date on which the Company enters into a merger, reorganization or acquisition transaction, whichever occurs first. The Company does not have the funds to repay the loan, and does not anticipate that funds will be available until such time as the Company enters into a merger or acquisition transaction. The board authorized the issuance of the common stock described above, as a means of compensating the officers for services to the Company, and for the risks attendant to the loan described above. The board of directors of the Company consists of Messrs. Cocorinis and Cononelos, so this transaction cannot be considered the result of arms' length negotiations.

      The shares of common stock issued in the transactions described above, are "restricted securities" within the meaning of the Securities Act of 1933, as amended, and were issued in reliance upon the exemption set forth under
Section 4(2) of the Securities Act of 1933, as amended, for "transactions not involving a public offering," as well as similar state securities exemptions. Each of the officers, who are also principal shareholders of the Company, have acknowledged that the shares of common stock issued in this transaction are "restricted securities" under the Securities Act of 1933, as amended; his intention that the purchase was for investment purposes; and that the shares cannot be resold in the absence of a registration or an applicable exemption from registration.

      Except for the transactions described above, there are no proposed transactions and no transactions during the past two years to which the Company was (or is) a party, and in which any officer, director, or principal shareholder, or their affiliates or associates, was also a party.

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


         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fee. The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of the Company's annual financial statement and review of financial statements included in the Company's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,900 for fiscal year ended 2004 and $4,452 for fiscal year ended 2005.

      Audit-Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported above were $0 for fiscal year ended 2004, and $0 for fiscal year ended 2005.

      Tax Fees. The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $250 for fiscal year ended 2004 and consisted of tax return preparation and $450 for fiscal year ended 2005 and consisted of tax return preparation.

      All Other Fees. The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2004, and $0 for fiscal year ended 2005.

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

                                    MILLENNIUM QUEST, INC.

Date: April 21, 2006                /s/ Dimitri Cocorinis
                                    ----------------------------------------
                                    By:  Dimitri Cocorinis
                                    Its:  President, Chief Executive Officer
                                    and Director


Date: April 21, 2006                /s/ Terry Cononelos
                                    ----------------------------------------
                                    By:  Terry Cononelos
                                    Its:  Chief Financial Officer,
                                    Secretary/Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 21, 2006                /s/ Dimitri Cocorinis
                                    ----------------------------------------
                                    By:  Dimitri Cocorinis
                                    Its:  President, Chief Executive Officer
                                    and Director

Date: April 21, 2006                /s/ Terry Cononelos
                                    ----------------------------------------
                                    By:  Terry Cononelos
                                    Its:  Chief Financial Officer,
                                    Secretary/Treasurer and Director

                      MILLENNIUM QUEST, INC.
                  [A Development Stage Company]



                             CONTENTS

                                                              PAGE

  -  Reports of Independent Registered Public
     Accounting Firms                                           19


  -  Balance Sheet, December 31, 2005                           21


  -  Statements of Operations, for the years
     ended December 31, 2005 and 2004
     and for the period from the re-entering
     of development stage on May 4, 1994
     through December 31, 2005                                  22


  -  Statement of Stockholders' Equity (Deficit),
     from the re-entering of development stage
     on May 4, 1994 through December 31, 2005                   23


  -  Statements of Cash Flows, for the years
     ended December 31, 2005 and 2004
     and for the period from the re-entering
     of development stage on May 4, 1994
     through December 31, 2005                                  25


  -  Notes to Financial Statements                              26

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Millennium Quest, Inc.

I have audited the accompanying balance sheet of Millennium Quest, Inc. (a development stage company) as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Quest, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since re-entering development stage, has no on-going operations, and has current liabilities in excess of current assets, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Michael J. Larsen LLC

Michael J. Larsen, LLC

Sandy, Utah
April 14, 2006

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
MILLENNIUM QUEST, INC.
Salt Lake City, Utah

We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows of Millennium Quest, Inc. [a development stage company] for the year ended December 31, 2004 and for the period from the re-entering of development stage on May 4, 1994 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Millennium Quest, Inc. [a development stage company] for the year ended December 31, 2004 and for the period from the re-entering of development stage on May 4, 1994 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Pritchett, Siler & Hardy

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 18, 2005

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]


                          BALANCE SHEET

                              ASSETS

                                                         December 31,
                                                             2005
                                                         ------------
CURRENT ASSETS:
  Cash                                                   $     1,083
                                                         ------------
    Total Current Assets                                       1,083
                                                         ------------
                                                         $     1,083
                                                         ============


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                       $    15,338
                                                         ------------
    Total Current Liabilities                                 15,338
                                                         ------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, no shares issued and outstanding             -
  Common stock, $.001 par value, 20,000,000 shares
   authorized, 1,961,643 shares issued and outstanding         1,962
  Capital in excess of par value                             161,088
  Retained earnings (deficit)                               (106,991)
  Deficit accumulated during the development stage           (70,314)
                                                        -------------
    Total Stockholders' Equity (Deficit)                     (14,255)
                                                        -------------
                                                        $      1,083
                                                        =============




The accompanying notes are an integral part of this financial statement.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                     STATEMENTS OF OPERATIONS

                                                             From the
                                             For the         re-entering
                                           Year Ended        of Development
                                           December 31,      Stage on May 4,
                                  -------------------------- 1994 Through
                                         2005          2004  December 31, 2005
                                  ------------- ------------ -----------------

REVENUE                           $          -  $         -  $          -
                                  ------------- ------------ -------------
OPERATING EXPENSES:
  General and administrative            11,174        9,199        79,317
                                  ------------- ------------ -------------

LOSS BEFORE OTHER INCOME               (11,174)      (9,199)      (79,317)
                                  ------------- ------------ -------------
OTHER INCOME:
  Interest and other income                 14           29         9,003
                                  ------------- ------------ -------------
    Total Other Income                      14           29         9,003
                                  ------------- ------------ -------------

LOSS BEFORE INCOME TAXES               (11,160)      (9,170)      (70,314)

CURRENT TAX EXPENSE                          -            -             -

DEFERRED TAX EXPENSE                         -            -             -
                                  ------------- ------------ -------------

NET LOSS                          $    (11,160) $    (9,170) $    (70,314)
                                  ============= ============ =============

LOSS PER COMMON SHARE             $       (.01) $      (.00)
                                  ============= ============



The accompanying notes are an integral part of these financial statements.


                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON MAY 4, 1994
                    THROUGH DECEMBER 31, 2005



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


                                    [Continued]



                              MILLENNIUM QUEST, INC.
                           [A Development Stage Company]

                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON MAY 4, 1994
                             THROUGH DECEMBER 31, 2005

                                    [CONTINUED]

                                                                                                   Deficit
                                                                                                   Accumulated
                                 Preferred Stock         Common Stock        Capital in Retained   During the
                              --------------------- ------------------------ Excess of  Earnings   Development Total
                              Shares     Amount     Shares        Amount     Par Value  (Deficit)  Stage       Equity
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------

BALANCE, December 31, 2000            -          -     1,961,643      1,962    161,088   (106,991)    (27,047)    29,012

Net loss for the year ended
  December 31, 2001                   -          -             -          -         -           -      (8,434)    (8,434)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, December 31, 2001            -          -     1,961,643      1,962    161,088   (106,991)    (35,481)    20,578

Net loss for the year ended
  December 31, 2002                   -          -             -          -          -          -      (7,425)    (7,425)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, December 31, 2002            -          -     1,961,643      1,962    161,088   (106,991)    (42,906)    13,153

Net loss for the year ended
  December 31, 2003                   -          -             -          -          -          -      (7,078)    (7,078)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, December 31, 2003            -          -     1,961,643      1,962    161,088   (106,991)    (49,984)     6,075

Net loss for the year ended
  December 31, 2004                   -          -             -          -          -          -      (9,170)    (9,170)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------

BALANCE, December 31, 2004            -          -     1,961,643      1,962    161,088   (106,991)    (59,154)    (3,095)

Net loss for the year ended
  December 31, 2005                   -          -             -          -          -          -     (11,160)   (11,160)
                              ---------- ---------- ------------- ---------- ---------- ---------- ----------- ----------
BALANCE, December 31, 2005            -  $       -     1,961,643  $   1,962  $ 161,088  $(106,991) $  (70,314) $ (14,255)
                              ========== ========== ============= ========== ========== ========== =========== ==========




     The accompanying notes are an integral part of this financial statement.


                              MILLENNIUM QUEST, INC.
                           [A Development Stage Company]

                             STATEMENTS OF CASH FLOWS


                                                                              From the
                                                                              Re-entering of
                                                            For the           Development
                                                         Year Ended           Stage on May 4,
                                                         December 31,         1994 Through
                                                  --------------------------- December 31,
                                                       2005       2004        2005
                                                  ------------- ------------- --------------
Cash Flows from Operating Activities:
  Net loss                                        $    (11,160) $     (9,170) $     (70,314)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Non-cash expenses                                        -             -         10,000
    Changes in assets and liabilities:
      Increase in accounts payable                       2,307         6,990         15,338
                                                  ------------- ------------- --------------

        Net Cash (Used) by Operating Activities         (8,853)       (2,180)       (44,976)
                                                  ------------- ------------- --------------

Cash Flows from Investing Activities                         -             -              -
                                                  ------------- ------------- --------------

        Net Cash Provided by Investing Activities            -             -              -
                                                  ------------- ------------- --------------

Cash Flows from Financing Activities                         -             -              -
                                                  ------------- ------------- --------------

        Net Cash Provided by Financing Activities            -             -              -
                                                  ------------- ------------- --------------
Net Increase (Decrease) in Cash                         (8,853)       (2,180)       (44,976)

Cash at Beginning of Period                              9,936        12,116         46,059
                                                  ------------- ------------- --------------

Cash at End of Period                             $      1,083  $      9,936  $       1,083
                                                  ============= ============= ==============

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                                      $          -  $          -  $           -
    Income taxes                                  $          -  $          -  $           -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the year ended December 31, 2005:
    None

  For the year ended December 31, 2004:
    None


    The accompanying notes are an integral part of these financial statements.

                                        25

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140", and SFAS No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140," were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has 5,000,000 shares of preferred stock authorized, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2005.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the years ended December 31, 2005 and 2004, the Company did not pay any compensation to its officers or directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2005, the Company has available unused federal operating loss carryforwards of approximately $156,700 which may be applied against future taxable income and which expire in various years through 2025 and has available unused Delaware operating loss carryforwards of approximately $11,200 which may be applied against future taxable income and which expire in 2025. However, if certain substantial changes should occur in the Company's ownership, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $24,300 and $21,800 as of December 31, 2005 and 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,500 during the year ended December 31, 2005.

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

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                            For the
                                                           Year Ended
                                                           December 31,
                                                        2005         2004
                                                   ------------- -------------
  Loss from continuing operations available
    to common shareholders (numerator)             $    (11,160) $     (9,170)
                                                   ------------- -------------
  Weighted average number of common
    shares outstanding used in loss per
    share for the period (denominator)                1,961,643     1,961,643
                                                   ------------- -------------

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - SUBSEQUENT EVENTS

On February 17, 2006, the board of directors approved the issuance of a total of 150,000 shares of restricted common stock each to Dimitri Cocorinis and Terry Cononelos, the Company's officers, or a total of 300,000 shares of restricted common stock. The issuance of this stock was authorized in consideration of services rendered by Messrs. Cocorinis and Cononelos to the Company over the past several months, and in facilitating a loan to the Company through an affiliate of the officers.

On or about February 1, 2006, C&C Investment Partnership, a partnership owned by Messrs. Cocorinis and Cononelos, loaned the Company the sum of $20,000, to cover business operations and outstanding payables. The loan is repayable, with interest at 7% per annum, on or before August 1, 2006 or the date on which the Company enters into a merger, reorganization or acquisition transaction, whichever occurs first. The Company does not have the funds to repay the loan, and does not anticipate that funds will be available until such time as the Company enters into a merger or acquisition transaction. The board authorized the issuance of the common stock described above, as a means of compensating the officers for services to the Company, and for the risks attendant the loan described above. The board of directors of the Company consists of Messrs. Cocorinis and Cononelos, so this transaction cannot be considered the result of arms' length negotiations.