Form 10QSB
period 2006-03-31
MILLENNIUM QUEST INC
filed 2006-05-17
CIK 1117057

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
____________________________________________________________________________

(Mark one)
  [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2006

  [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT OF 1934

            For the transition period from ______ to _______
__________________________________________________________________________

                 Commission File Number: 0-31619

                      MILLENNIUM QUEST, INC.
  ______________________________________________________________
(Exact Name of small business issuer as specified in its charter)

            Delaware                                 87-0445575
      _______________________                  _______________________
      (State of Incorporation)                 (IRS Employer ID Number)


        4089 Mount Olympus Way, Salt Lake City, Utah 84124
       ___________________________________________________
             (Address of principal executive offices)

                          (801) 278-6990
                    _________________________
                   (Issuer's telephone number)

__________________________________________________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   YES [X]   NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,261,643 shares of its common stock, par value $0.001, as of the date of this report.

Transitional Small Business Format: Yes [ ]  No [X]

                      MILLENNIUM QUEST, INC.

         Form 10-QSB for the Quarter ended March 31, 2006

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

                  PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS


                                                     March 31,   December 31,
                                                        2006         2005
                                                   ------------- -------------
CURRENT ASSETS:
  Cash                                             $      8,606  $      1,083
                                                   ------------- -------------
  Total Current Assets                                    8,606         1,083
                                                   ------------- -------------

                                                   $      8,606  $      1,083
                                                   ============= =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                 $      7,111  $     15,338
  Interest Payable - related party                          226             -
  Shareholder Loan                                       20,000             -
                                                   ------------- -------------
   Total Current Liabilities                             27,337        15,338
                                                   ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding                          -             -
  Common stock, $.001 par value,
    20,000,000 shares authorized,
    2,261,643 and 1,961,643 shares
    issued and outstanding, respectively                  2,262         1,962
  Capital in excess of par value                        163,788       161,088
  Retained deficit                                     (106,991)     (106,991)
  Deficit accumulated during the
   development stage                                    (77,790)      (70,314)
                                                   ------------- -------------
    Total Stockholders' Equity (Deficit)                (18,731)      (14,255)
                                                   ------------- -------------

                                                   $      8,606  $      1,083
                                                   ============= =============

Note: The balance sheet at December 31, 2005 was taken from the audited financial statements at that date and condensed.



      The accompanying notes are an integral part of these unaudited condensed financial statements.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                               From
                                         For the Three         Re-entering
                                         Months Ended          of Development
                                          March 31,            Stage on May 4
                                 ----------------------------- 1994 Through
                                      2006           2005      March 31, 2006
                                 -------------- -------------- ---------------

REVENUE                          $           -  $           -  $            -

OPERATING EXPENSES:
  General and administrative             7,266            705          86,583
                                 -------------- -------------- ---------------

LOSS BEFORE OTHER INCOME (EXPENSE)      (7,266)          (705)        (86,583)
                                 -------------- -------------- ---------------
OTHER INCOME (EXPENSE):
  Interest Expense- related party         (226)             -            (226)
  Interest and other income                 16              6           9,019
                                 -------------- -------------- ---------------

    Total Other Income (Expense)          (210)             6           8,793
                                 -------------- -------------- ---------------

LOSS BEFORE INCOME TAXES                (7,476)          (699)        (77,790)

CURRENT TAX EXPENSE                          -              -               -

DEFERRED TAX EXPENSE                         -              -               -
                                 -------------- -------------- ---------------
NET LOSS                         $      (7,476) $        (699) $      (77,790)
                                 ============== ============== ===============

BASIC LOSS PER SHARE             $       (0.00) $       (0.00)
                                 ============== ==============
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                 2,101,643      1,961,643
                                 ============== ==============



       The accompanying notes are an integral part of these unaudited condensed financial statements.


                         MILLENNIUM QUEST, INC.
                      [A Development Stage Company]

              UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                                                               From
                                                         For the Three         Re-entering
                                                         Months Ended          of Development
                                                          March 31,            Stage on May 4
                                                 ----------------------------- 1994 Through
                                                      2006           2005      March 31, 2006
                                                 -------------- -------------- ---------------
Cash Flows from Operating Activities:
 Net loss                                        $      (7,476) $        (699) $      (77,790)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Non-cash expenses                                     3,000              -          13,000
   Changes in assets and liabilities:
    Increase (decrease) in accounts payable             (8,227)        (5,098)          7,111
    Increase in interest payable - related party           226              -             226
                                                 -------------- -------------- ---------------
      Net Cash Used by Operating Activities            (12,477)        (5,797)        (57,453)
                                                 -------------- -------------- ---------------

Cash Flows from Investing Activities:                        -              -               -
                                                 -------------- -------------- ---------------
      Net Cash Provided by Investing Activities              -              -               -
                                                 -------------- -------------- ---------------
Cash Flows from Financing Activities:
 Proceeds from shareholder loan                         20,000              -          20,000
                                                 -------------- -------------- ---------------
      Net Cash Provided by Financing Activities         20,000              -          20,000
                                                 -------------- -------------- ---------------

Net Increase (Decrease) in Cash                          7,523         (5,797)        (37,453)

Cash at Beginning of Period                              1,083          9,936          46,059
                                                 -------------- -------------- ---------------
Cash at End of Period                            $       8,606  $       4,139  $        8,606
                                                 ============== ============== ===============

Supplemental Disclosures of Cash Flow information:

  Cash paid during the period for:
   Interest                                      $           -  $           -  $            -
   Income taxes                                  $           -  $           -  $            -

Supplemental Schedule of Non-Cash Investing and Financing Activities:

 For the three months ended March 31, 2006:  None.

 For the three months ended March 31, 2005:  None.


          The accompanying notes are an integral part of these unaudited condensed financial statements.




                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INCOME TAXES

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $26,000 and $24,300 as of March 31, 2006 and December 31, 2005, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,700 during the quarter ended March 31, 2006.

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 4 - RELATED PARTY TRANSACTIONS

On February 17, 2006, the board of directors approved the issuance of 150,000 shares of common stock each to Dimitri Cocorinis and Terry Cononelos, the Company's officers, or a total of 300,000 shares of common stock. The issuance of this stock was authorized in consideration of services rendered by Messrs. Cocorinis and Cononelos to the Company. The transaction has been valued at $3,000 ($0.01 per share).

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

Three-Month Periods Ended March 31, 2006 and 2005

      The Company has not been engaged in business operations, and has had no revenue from operations for the three-month periods ended March 31, 2006 and 2005.

      General and administrative expenses for the three-month periods ended March 31, 2006 and 2005, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs, in connection with periodic reports. These expenses were $7,266 and $705 for the three-month periods ended March 31, 2006 and 2005, respectively.

      The Company's cash is held in an interest-bearing checking account. As a result, the Company had nominal interest income for the three-months ended March 31, 2006 ($16) and 2005 ($6). Due to the foregoing factors, the Company has realized a net loss of $7,476 for the three months ended March 31, 2006, as compared to a net loss of $699 for the same period in 2005. The Company has had a net loss from the reentering of development stage on May 4, 1994 through March 31, 2006, of $77,790.

      During the quarter ended March 31, 2006, an affiliate of the officers loaned the Company the sum of $20,000 to cover current expenses.

Liquidity and Capital Resources

      The Company has not experienced a material change in financial condition over the past year, except for an increase in liabilities and a decrease in stockholders' equity, as described herein. At March 31, 2006 and December 31, 2005, the Company had no working capital. Working capital as of both dates consists of cash less accounts payable. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

      The Company has had no business operations for several years, and has a stockholders' deficit of $18,731 as of March 31, 2006, as compared to $14,255 at December 31, 2005. During the quarter, an affiliate of the officers loaned the Company the sum of $20,000 to cover ongoing expenses. There are insufficient funds to repay this obligation. Therefore, these factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, in order to maintain operations, management would need to raise additional funds through loans or through additional sales of its common stock or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3 - Controls and Procedures

      The Company does not maintain a formal or written set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the end of the quarter, the Company has been in the process of establishing disclosure controls and procedures. However, the Company's current informal disclosure controls and procedures would not constitute effective internal control over financial reporting as of March 31, 2006.

      During the course of the Company's preparation of its December 2005 and March 2006 financial statements, including the audit of the year end financial statements by the Company's independent public accounting firm, certain material weaknesses in the Company's internal control over financial reporting were identified. These material weaknesses were (1) the delay in recording financial transactions, which could result in inadvertent errors or omissions,
(2) the lack of an organized system of document review, signing, retaining copies, and orderly filing, (3) the lack of a significant segregation of duties or review of financial transactions and (4) the lack of documentation of controls and accounting procedures.

      The material weaknesses described above are the direct result of a lack of resources and accounting personnel. The Company's chief executive officer had the primary responsibility for receipts and disbursements, and for the preparation of financial statements and filing of periodic reports and other filings. Because of limited resources, the Company was impaired in its ability to segregate duties and to ensure consistently complete and accurate financial reporting. Notwithstanding these limitations, management is in the process of implementing a system that requires the involvement of both officers in reviewing, recording, authorizing, processing and monitoring transactions, the engagement of accounting assistance when necessary; and the establishment of such additional accounting controls and systems as may be appropriate.

      There were no changes in the Company's disclosure controls and procedures that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Subsequent to the date of the evaluation, there have been no significant changes in the Company's disclosure controls and procedures that could significantly affect the Company's internal control over financial reporting, other than the planned corrective actions discussed above.

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

         On or about February 1, 2006, C&C Investment Partnership, a partnership owned by Messrs. Cocorinis and Cononelos, loaned the Company the sum of $20,000, to cover business operations and outstanding payables. The loan is repayable, with interest at 7% per annum, on or before August 1, 2006 or the date on which the Company enters into a merger, reorganization or acquisition transaction, whichever occurs first. (See Item 6(b) below). The Company does not have the funds to repay the loan, and does not anticipate that funds will be available until such time as the Company enters into a merger or acquisition transaction. The board authorized the issuance of the common stock described above, as a means of compensating the officers for services to the Company, and for the risks attendant the loan described above. The board of directors of the Company consists of Messrs. Cocorinis and Cononelos, so this transaction cannot be considered the result of arms' length negotiations.

         The shares of common stock issued in the transaction described above, are "restricted securities" within the meaning of the Securities Act of 1933, as amended, and were issued in reliance upon the exemption set forth under
Section 4(2) of the Securities Act of 1933, as amended, for "transactions not involving a public offering," as well as similar state securities exemptions. Each of the officers, who are also principal shareholders of the Company, have acknowledged that the shares of common stock issued in this transaction are "restricted securities" under the Securities Act of 1933, as amended; his intention that the purchase was for investment purposes; and that the shares cannot be resold in the absence of a registration or an applicable exemption from registration.


Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended March 31, 2006, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits.

Exhibit  Description
_______  __________________________________________________________________

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

*  Included herein pursuant to Item 601(b) 31 of Regulation SB.
** Included herein pursuant to Item 601(b) 32 of Regulation SB.

      (b) Reports on Form 8-K. On February 21, 2006, the Company filed a Current Report on Form 8 reporting the issuance of a total of 150,000 shares of restricted common stock each to Dimitri Cocorinis and Terry Cononelos, the Company's officers, or a total of 300,000 shares of restricted common stock. The issuance of this stock was authorized in consideration of services rendered by Messrs. Cocorinis and Cononelos to the Company over the past several months, and in facilitating a loan to the Company through an affiliate of the officers.

                            SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MILLENNIUM QUEST, INC.


May 16, 2006                              /s/ Dimitri Cocorinis
                                          __________________________________
                                          Dimitri Cocorinis,
                                          Chief Executive Officer




                                          MILLENNIUM QUEST, INC.


May 16, 2006                             /s/ Terry Cononelos
                                         ___________________________________
                                         Terry Cononelos,
                                         Chief Financial Officer