Form 10QSB
period 2006-06-30
MILLENNIUM QUEST INC
filed 2006-08-14
CIK 1117057

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

______________________________________________________________________________

(Mark one)
 [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2006

 [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

______________________________________________________________________________

                 Commission File Number: 0-31619

                      MILLENNIUM QUEST, INC.
 ________________________________________________________________
(Exact Name of small business issuer as specified in its charter)

               Delaware                           87-0445575
      ________________________              ________________________
      (State of Incorporation)              (IRS Employer ID Number)


        4089 Mount Olympus Way, Salt Lake City, Utah 84124
___________________________________________________________________
             (Address of principal executive offices)

                          (801) 278-6990
                    __________________________
                   (Issuer's telephone number)

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

                      MILLENNIUM QUEST, INC.

         Form 10-QSB for the Quarter ended June 30, 2006

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

         Item 2.  Unregistered Sales of Equity Securities
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

                  PART I - FINANCIAL INFORMATION
                  Item 1 -  Financial Statements

                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS





                                                       June 30,   December 31,
                                                         2006         2005
                                                     ------------ ------------
CURRENT ASSETS:
   Cash                                              $     6,102  $     1,083
                                                     ------------ ------------
     Total Current Assets                                  6,102        1,083
                                                     ------------ ------------
                                                     $     6,102  $     1,083
                                                     ============ ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                  $    19,972  $    15,338
   Interest Payable - related party                          575            -
   Shareholder Loan                                       20,000            -
                                                     ------------ ------------
     Total Current Liabilities                            40,547       15,338
                                                     ------------ ------------
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding                           -            -
   Common stock, $.001 par value,
    20,000,000 shares authorized,
    2,261,643 and 1,961,643 shares
    issued and outstanding, respectively                   2,262        1,962
   Capital in excess of par value                        163,788      161,088
   Retained deficit                                     (106,991)    (106,991)
   Deficit accumulated during the
    development stage                                    (93,504)     (70,314)
                                                     ------------ ------------
     Total Stockholders' Equity (Deficit)                (34,445)     (14,255)
                                                     ------------ ------------
                                                     $     6,102  $     1,083
                                                     ============ ============


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






                            MILLENNIUM QUEST, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                        From Re-entering
                                        For the Three                For the Six         of Development
                                        Months Ended                 Months Ended        Stage on May 4,
                                          June 30,                     June 30,           1994 Through
                                 --------------------------- ---------------------------    June 30,
                                     2006          2005          2006          2005           2006
                                 ------------- ------------- ------------- ------------- --------------
REVENUE                          $          -  $          -  $          -  $          -  $           -

OPERATING EXPENSES:
 General and administrative            15,377         3,745        22,643         4,450        101,960
                                 ------------- ------------- ------------- ------------- --------------
LOSS BEFORE OTHER INCOME (EXPENSE)    (15,377)       (3,745)      (22,643)       (4,450)      (101,960)
                                 ------------- ------------- ------------- ------------- --------------
OTHER INCOME (EXPENSE):
  Interest Expense - related party       (349)            -          (575)            -           (575)
  Interest and other income                12             2            28             8          9,031
                                 ------------- ------------- ------------- ------------- --------------
    Total Other Income (Expense)         (337)            2          (547)            8          8,456
                                 ------------- ------------- ------------- ------------- --------------

LOSS BEFORE INCOME TAXES              (15,714)       (3,743)      (23,190)       (4,442)       (93,504)

CURRENT TAX EXPENSE                         -             -             -             -              -

DEFERRED TAX EXPENSE                        -             -             -             -              -
                                 ------------- ------------- ------------- ------------- --------------

NET LOSS                         $    (15,714) $     (3,743) $    (23,190) $     (4,442) $     (93,504)
                                 ============= ============= ============= ============= ==============

BASIC LOSS PER SHARE             $       (.01) $       (.00) $       (.01) $       (.00)
                                 ============= ============= ============= =============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING             2,261,643     1,961,643     2,182,085     1,961,643
                                 ============= ============= ============= =============


The accompanying notes are an integral part of these unaudited condensed financial statements.



                            MILLENNIUM QUEST, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       From Re-entering
                                                                   For the Six         of Development
                                                                  Months Ended         Stage on May 4,
                                                                    June 30,           1994 Through
                                                          ---------------------------- June 30,
                                                                2006         2005      2006
                                                          -------------- ------------- ---------------
Cash Flows from Operating Activities:
  Net loss                                                $     (23,190) $     (4,442) $      (93,504)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Non-cash expenses                                            3,000             -          13,000
  Changes in assets and liabilities:
    Increase (decrease) in accounts payable                       4,634        (1,647)         19,972
    Increase in interest payable - related party                    575             -             575
                                                          -------------- ------------- ---------------
     Net Cash Used by Operating Activities                      (14,981)       (6,089)        (59,957)
                                                          -------------- ------------- ---------------

Cash Flows from Investing Activities                                  -             -               -
                                                          -------------- ------------- ---------------
     Net Cash Provided by Investing Activities                        -             -               -
                                                          -------------- ------------- ---------------
Cash Flows from Financing Activities:
  Proceeds from shareholder loan                                 20,000             -          20,000
                                                          -------------- ------------- ---------------
     Net Cash Provided by Financing Activities                   20,000             -          20,000
                                                          -------------- ------------- ---------------

Net Increase (Decrease) in Cash                                   5,019        (6,089)        (39,957)

Cash at Beginning of Period                                       1,083         9,936          46,059
                                                          -------------- ------------- ---------------

Cash at End of Period                                     $       6,102  $      3,847  $        6,102
                                                          ============== ============= ===============

Supplemental Disclosures of Cash Flow information:

   Cash paid during the period for:
    Interest                                              $           -  $          -  $            -
    Income taxes                                          $           -  $          -  $            -

Supplemental Schedule of Non-Cash Investing and Financing Activities:

    For the six months ended June 30, 2006:  None.
    For the six months ended June 30, 2005:  None.



The accompanying notes are an integral part of these unaudited condensed financial statements.




                      MILLENNIUM QUEST, INC.
                   [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INCOME TAXES

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards. The net deferred tax assets are approximately $29,500 and $24,300 as of June 30, 2006 and December 31, 2005, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $5,200 during the six months ended June 30, 2006.

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

On or about February 1, 2006, C&C Investment Partnership, a partnership owned by Messrs. Cocorinis and Cononelos, loaned the Company the sum of $20,000, to cover business operations and outstanding payables. The loan is repayable, with interest at 7% per annum, on or before August 1, 2006 or the date on which the Company enters into a merger, reorganization or acquisition transaction, whichever occurs first. The Company does not currently have the funds to repay the loan, and does not anticipate that funds will be available until such time as the Company enters into a merger or acquisition transaction. The board of directors of the Company consists of Messrs. Cocorinis and Cononelos, so this transaction cannot be considered the result of arms' length negotiations.

NOTE 5 - SUBSEQUENT EVENT

On August 11, 2006, C&C Investment Partnership agreed to extend the due date on the $20,000 note referenced in Note 4 above, for an additional 120 days.

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

Three and Six Month Periods Ended June 30, 2006 and 2005

      The Company has not been engaged in business operations, and has had no revenue from operations for the three and six month periods ended June 30, 2006 and 2005.

      General and administrative expenses for the three-month periods ended June 30, 2006 and 2005, were $15,377 and $3,745, respectively. For the six-month periods ended June 30, 2006 and 2005, general and administrative expenses were $22,643 and $4,450, respectively. These expenses consisted primarily of general corporate administration, legal and professional expenses, and accounting and auditing costs, in connection with periodic reports.

      The Company's cash is held in an interest-bearing checking account. As a result, the Company had nominal interest income for the six-months ended June 30, 2006 ($28) and 2005 ($8). Due to the foregoing factors, the Company has realized a net loss of $15,714 for the three months ended June 30, 2006, as compared to a net loss of $3,743 for the same period in 2005. The Company has had a net loss from the reentering of development stage on May 4, 1994 through June 30, 2006, of $93,504.

Liquidity and Capital Resources

      The Company has not experienced a material change in financial condition over the past year, except for an increase in liabilities and a decrease in stockholders' equity, as described herein. At June 30, 2006 and December 31, 2005, the Company had no working capital. Working capital as of both dates consists of cash less current liabilities. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

      The Company has had no business operations for several years, and has a stockholders' deficit of $34,445 as of June 30, 2006, as compared to a deficit of $14,255 at December 31, 2005. During the quarter ended March 31, 2006, an affiliate of the officers loaned the Company the sum of $20,000 to cover ongoing expenses. There are insufficient funds to repay this obligation. Therefore, these factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, in order to maintain operations, management would need to raise additional funds through loans or through additional sales of its common stock or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3 - Controls and Procedures

      The Company does not maintain a formal or written set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since the end of the last fiscal year on December 31, 2005, the Company has been in the process of establishing disclosure controls and procedures. However, the Company's current informal disclosure controls and procedures would not constitute effective internal control over financial reporting as of June 30, 2006.

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

      The material weaknesses described above are the direct result of a lack of resources and accounting personnel. The Company's chief executive officer had the primary responsibility for receipts and disbursements, and for the preparation of financial statements and filing of periodic reports and other filings. Because of limited resources, the Company was impaired in its ability to segregate duties and to ensure consistently complete and accurate financial reporting. Notwithstanding these limitations, management has implemented a system that requires the involvement of both officers in reviewing, recording, authorizing, processing and monitoring transactions, the engagement of accounting assistance when necessary; and the establishment of such additional accounting controls and systems as may be appropriate.
There were no changes in the Company's disclosure controls and procedures that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Subsequent to the date of the evaluation, there have been no significant changes in the Company's disclosure controls and procedures that could significantly affect the Company's internal control over financial reporting, other than the planned corrective actions discussed above.

                   PART II -  OTHER INFORMATION

Item 1 - Legal Proceedings

      None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3 - Defaults on Senior Securities

      None.

Item 4 - Submission of Matters to a Vote of Security Holders

      During the quarter ended June 30, 2006, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

      None.

Item 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits.

Exhibit     Description
--------    ------------------------------------------------------------------
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

                               MILLENNIUM QUEST, INC.


August 11, 2006               /s/ Dimitri Cocorinis
                              __________________________________________
                              Dimitri Cocorinis, Chief Executive Officer


                              MILLENNIUM QUEST, INC.


August 11, 2006               /s/ Terry Cononelos
                              ___________________________________________
                              Terry Cononelos, Chief Financial Officer