Form 10QSB
period 2006-09-30
MILLENNIUM QUEST INC
filed 2006-11-17
CIK 1117057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark one)

   XX

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

  _____

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

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   XX   NO____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES    XX   NO ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  2,261,643 shares of its common stock, par value $0.001, as of the date of this report.

Transitional Small Business Format: Yes [    ] No [ X ]

MILLENNIUM QUEST, INC.

Form 10-QSB for the Quarter ended September 30, 2006

Table of Contents

Part I - Financial Information

Page

Item 1.  Financial Statements

  3

Item 2.  Management’s Discussion and Analysis or Plan of Operation

  8

Item 3.  Controls and Procedures

  9

Part II - Other Information

Item 1.  Legal Proceedings

  10

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

  10

Item 3.  Defaults Upon Senior Securities

  10

Item 4.  Submission of Matters to a Vote of Security Holders

  10

Item 5.  Other Information

  10

Item 6.  Exhibits and Reports on Form 8-K

  11

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

MILLENNIUM QUEST, INC.

 [A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2006	2005

Current Assets:
Cash	$361	$1,083
Total Current Assets	361	1,083
Total Assets	$361	$1,083

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$18,696	$15,338
Interest Payable – related party	928	-
Shareholder Loan	20,000	-
Total Current Liabilities	39,624	15,338

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 20,000,000 shares authorized, 2,261,643 and 1,961,643 shares issued and outstanding, respectively	2,262	1,962
Capital in excess of par value	163,788	161,088
Retained deficit	(106,991)	(106,991)
Deficit accumulated during the development stage	(98,322)	(70,314)
Total Stockholders' Equity (Deficit)	(39,263)	(14,255)
Total Liabilities and Shareholders' Equity (Deficit)	$361	$1,083

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

Stage on May 4,

September 30,

September 30,

1994 Through

______________________

______________________

September 30,

2006

2005

2006

2005

2006

 __________

__________

__________

__________

_____________

REVENUE

$

-

$

-

$

-

$

-

$

-

OPERATING EXPENSES:

General and administrative

4,469

3,939

27,112

8,389

106,429

 __________

__________

__________

__________

_____________

LOSS BEFORE OTHER INCOME

  (EXPENSE)

(4,469)

(3,939)

(27,112)

(8,389)

(106,429)

 __________

__________

__________

__________

_____________

OTHER INCOME (EXPENSE):

Interest Expense – related party

 (353)

-

(928)

-

(928)

Interest and other income

4

3

32

11

9,035

__________

__________

__________

__________

_____________

Total Other Income

  (Expense)

(349)

3

(896)

11

8,107

__________

__________

__________

__________

_____________

LOSS BEFORE INCOME

  TAXES

(4,818)

(3,936)

(28,008)

(8,378)

(98,322)

CURRENT TAX EXPENSE

-

-

-

-

-

DEFFERED TAX EXPENSE

-

-

-

-

-

__________

__________

__________

__________

_____________

NET LOSS

$

(4,818)

$

(3,936)

$

(28,008)

$

(8,378)

$

(98,322)

__________

__________

__________

__________

_____________

BASIC LOSS PER SHARE

$

(.00)

$

(.00)

$

(.01)

$

(.00)

__________

__________

__________

__________

WEIGHTED AVERAGE NUMBER

OF SHARES OUTSTANDING

2,261,643

1,961,643

2,208,896

1,961,643

__________

__________

__________

__________

The accompanying notes are an integral part of these unaudited condensed financial statements.

MILLENNIUM QUEST, INC.

 [A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Re-entering
			of Development
	For the Nine		Stage on May 4,
	Months Ended		1994 Through
	September 30,		September 30,
	2006	2005	2006
Cash Flows from Operating Activities:
Net loss	$ (28,008)	$ (8,378)	$ (98,322)
Adjustments to reconcile net loss to net
cash used by operating activities:
Non-cash expenses	3,000	-	13,000
Changes in assets and liabilities:
Increase (decrease) in accounts payable	3,358	1,728	18,696
Increase in interest payable – related party	928	-	928
Net Cash Used by Operating Activities	(20,722)	(6,650)	(65,698)

Cash Flows from Investing Activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from shareholder loan	20,000	-	20,000

Net Cash Provided by Financing Activities	20,000	-	20,000

Net Increase (Decrease) in Cash	(722)	(6,650)	(45,698)

Cash at Beginning of Period	1,083	9,936	46,059

Cash at End of Period	$ 361	$ 3,286	$ 361

Supplemental Disclosures of Cash Flow information:

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Non-Cash Investing and Financing Activities:
For the nine months ended September 30, 2006: None
For the nine months ended September 30, 2005: None.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MILLENNIUM QUEST, INC.

 [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements.  The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - INCOME TAXES

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized in the financial statements for the loss carryforwards.  The net deferred tax assets are approximately $30,600 and $24,300 as of September 30, 2006 and December 31, 2005, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $6,300 during the nine months ended September 30, 2006.

MILLENNIUM QUEST, INC.

 [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS

On February 17, 2006, the board of directors approved the issuance of 150,000 shares of common stock each to Dimitri Cocorinis and Terry Cononelos, the Company’s officers, or a total of 300,000 shares of common stock.  The issuance of this stock was authorized in consideration of services rendered by Messrs. Cocorinis and Cononelos to the Company.  The transaction has been valued at $3,000 ($0.01 per share).

On or about February 1, 2006, C&C Investment Partnership, a partnership owned by Messrs. Cocorinis and Cononelos, loaned the Company the sum of $20,000, to cover business operations and outstanding payables.  The loan is repayable, with interest at 7% per annum, on or before August 1, 2006 or the date on which the Company enters into a merger, reorganization or acquisition transaction, whichever occurs first.  The Company does not currently have the funds to repay the loan, and does not anticipate that funds will be available until such time as the Company enters into a merger or acquisition transaction.  The board of directors of the Company consists of Messrs. Cocorinis and Cononelos, so this transaction cannot be considered the result of arms’ length negotiations.  On August 11, 2006, C&C Investment Partnership agreed to extend the due date of this note for an additional 120 days.

NOTE 5 - SUBSEQUENT EVENT

On or about November 13, 2006, C&C Investment Partnership, loaned the Company an additional $7,000 in cash, to cover business operations and outstanding payables.  The loan is repayable, with interest at 7% per annum, on or before June 30, 2007, or the date on which the Company enters into a merger, reorganization or acquisition transaction, whichever occurs first.  The Company does not currently have the funds to repay the loan, and does not anticipate that funds will be available until such time as the Company enters into a merger or acquisition transaction.  The board of directors of the Company consists of Messrs. Cocorinis and Cononelos, so this transaction cannot be considered the result of arms’ length negotiations.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

(1)

Caution Regarding Forward-Looking Information

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

(2)

Plan of Operation

The Company’s current operating plan is to (a) cover the administrative and reporting requirements of a public company; and (b) search for, and investigate, potential businesses, products, technologies and companies for acquisition or merger.  For the past several years, the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential.  The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire.  It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

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

Three and Nine Month Periods Ended September 30, 2006 and 2005

The Company has not been engaged in business operations, and has had no revenue from operations for the three and nine month periods ended September 30, 2006 and 2005.

General and administrative expenses for the three-month periods ended September 30, 2006 and 2005, were $4,469 and $3,939, respectively.  For the nine-month periods ended September 30, 2006 and 2005, general and administrative expenses were $27,112 and $8,389, respectively.  These expenses consisted primarily of general corporate administration, legal and professional expenses, and accounting and auditing costs, in connection with periodic reports.

The Company’s cash is held in an interest-bearing checking account.  As a result, the Company had nominal interest income for the nine-months ended September 30, 2006 ($32) and 2005 ($11).  Due to the foregoing factors, the Company has realized a net loss of $4,818 for the three months ended September 30, 2006, as compared to a net loss of $3,936 for the same period in 2005. The Company has had a net loss from the reentering of development stage on May 4, 1994 through September 30, 2006, of $98,322.

Liquidity and Capital Resources

The Company has not experienced a material change in financial condition over the past year, except for an increase in liabilities and a decrease in stockholders’ equity, as described herein.  At September 30, 2006 and December 31, 2005, the Company had no working capital.  Working capital as of both dates consists of cash less current liabilities.  The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase.  It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

Although the Company’s assets consist of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities.  Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940, and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets.  There can be no assurance that any investment made by the Company will not result in losses.

The Company has had no business operations for several years, and has a stockholders’ deficit of $39,263 as of September 30, 2006, as compared to a deficit of $14,255 at December 31, 2005.  During the quarter ended March 31, 2006, an affiliate of the officers loaned the Company the sum of $20,000 to cover ongoing expenses.  There are insufficient funds to repay this obligation.  Therefore, these factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, in order to maintain operations, management would need to raise additional funds through loans or through additional sales of its common stock or through the acquisition of other companies.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 3 – Controls and Procedures

The Company does not maintain a formal or written set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Since the end of the last fiscal year on December 31, 2005, the Company has been in the process of establishing disclosure controls and procedures.  However, the Company’s current informal disclosure controls and procedures would not constitute effective internal control over financial reporting as of September 30, 2006.

During the course of the Company’s preparation of its December 2005 and March 2006 financial statements, including the audit of the year end financial statements by the Company’s independent public accounting firm, certain material weaknesses in the Company’s internal control over financial reporting were identified.  These material weaknesses were (1) the delay in recording financial transactions, which could result in inadvertent errors or omissions, (2) the lack of an organized system of document review, signing, retaining copies, and orderly filing, (3) the lack of a significant segregation of duties or review of financial transactions and (4) the lack of documentation of controls and accounting procedures.

The material weaknesses described above are the direct result of a lack of resources and accounting personnel.  The Company’s chief executive officer had the primary responsibility for receipts and disbursements, and for the preparation of financial statements and filing of periodic reports and other filings.  Because of limited resources, the Company was impaired in its ability to segregate duties and to ensure consistently complete and accurate financial reporting.  Notwithstanding these limitations, management has implemented a system that requires the involvement of both officers in reviewing, recording, authorizing, processing and monitoring transactions, the engagement of accounting assistance when necessary; and the establishment of such additional accounting controls and systems as may be appropriate.

There were no changes in the Company’s disclosure controls and procedures that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subsequent to the date of the evaluation, there have been no significant changes in the Company’s disclosure controls and procedures that could significantly affect the Company’s internal control over financial reporting, other than the planned corrective actions discussed above.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults on Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2006, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company’s security holders.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a)

Exhibits.

Exhibit	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*Included herein pursuant to Item 601(b) 31 of Regulation SB.

**Included herein pursuant to Item 601(b) 32 of Regulation SB.

(b)

Reports on Form 8-K.  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM QUEST, INC.

November 17, 2006

/s/ Dimitri Cocorinis

Dimitri Cocorinis, Chief Executive Officer

MILLENNIUM QUEST, INC.

November 17, 2006

/s/ Terry Cononelos

Terry Cononelos, Chief Financial Officer

11