Form 10KSB
period 2006-12-31
MILLENNIUM QUEST INC
filed 2007-04-09
CIK 1117057

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[ X ]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[    ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2006

Commission File No.:  0-31619

MILLENNIUM QUEST, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	87-0430320
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer ID Number)

4089 Mount Olympus Way, Salt Lake City, Utah 84124

(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number including Area Code:  (801) 278-6990

(Not applicable)

Former name, former address and former fiscal year, if changed since last report.

Securities Registered Under Section 12(b) of the Exchange Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, Par Value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]     No [   ]

State issuer’s revenues for its most recent fiscal year.  $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act).  The Company’s stock has been listed on the OTC Bulletin Board since November, 2005.  There has been neither quotations nor a market for the Company’s common stock in the over-the-counter market.

As of March 31, 2007, the Registrant had outstanding 2,261,643 shares of its common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

TABLE OF CONTENTS

PART I

 Page No.

Item 1.

Description of Business

1

Item 2.

Description of Property

17

Item 3.

Legal Proceedings

17

Item 4.

Submission or Matters to a Vote of Security Holders

17

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

17

Item 6.

Management’s Discussion and Analysis or Plan of Operations

18

Item 7.

Financial Statements

F-1

Item 8.

Changes In and Disagreements With Accountants on Accounting and

Financial Disclosure

21

Item 8A.

Controls and Procedures

21

Item 8B.

Other Information

22

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons;

Compliance With Section 16(a) of the Exchange Act

22

Item 10.

Executive Compensation

24

Item 11.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

25

Item 12.

Certain Relationships and Related Transactions

27

Item 13.

Exhibits

28

Item 14.

Principal Accountant Fees and Services

29

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Millennium Quest, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Millennium Quest, Inc. (the “Company”), a Delaware corporation, is a “blank check” company which is attempting to locate a business enterprise which it may acquire, merge or reorganize with, or become engaged in.  The Company has been inactive for several years, and to date has not located any specific business enterprise for its involvement, nor has it entered into any arrangement or agreements with respect thereto.

On April 5, 2007, Millennium Quest, Inc., a Delaware corporation (the “Company”) entered into a Stock Purchase Agreement (the “Agreement”) with Halter Financial Investments, L.P., a Texas limited partnership (“Purchaser”), pursuant to which the Company has agreed to sell to Purchaser a total of 100,000 shares of the Company’s Series A Voting Convertible Preferred Stock (the “Preferred Stock”) for the sum of $455,000 in cash.  The Preferred Stock has 428.56 votes per share, and therefore will represent, following closing approximately 90% of the voting control of the Company (after issuance of stock to two officers in cancellation of debt, described below).  It is expected that the Stock Purchase Agreement will close on or around April 10, 2007.

The Stock Purchase Agreement provides that the closing will occur within five (5) days following the filing of this Form 10-KSB, provided the parties comply with all covenants, agreements and representations in the Stock Purchase Agreement.   At closing, there will be a change in control of the Company, and the Purchaser will be able to elect directors and control the policies and practices of the Company.   In addition, at closing, Terry Cononelos and Mitch Cocorinis will resign as officers of the Company, Mr. Cononelos will resign as a director, and Timothy P. Halter, a principal of Halter, will be appointed as President and Secretary, and a director, of the Company.   Mr. Cocorinis will resign as a director of the Company following a required ten (10) day transmittal notification to the stockholders under Regulation 14f-1.

The Preferred Stock is convertible into common stock at the option of the holder at any time, but in no event prior to the earliest of:  (a) September 30, 2007; (b) the date on which the Company completes a business combination with a corporation or business entity with current business operations; or (c) the date such conversion is approved by the Company’s board of directors.

The Stock Purchase Agreement also provides that, following closing, the Company’s board of directors will declare and pay a special cash dividend in an amount equal to approximately $0.18 per share, or a total of approximately $415,000, to the current stockholders of the Company.   The Purchaser will not participate in the dividend.  The dividend will be payable to the Company’s current stockholders who hold a total of 2,261,643 shares of common stock.

The Stock Purchase Agreement contains covenants that Purchaser, in its capacity as controlling stockholder of the Company following closing, will not approve any reverse splits other than a one-time reverse split of not greater than 1-for-33 effected by the Company in connection with a business combination transaction with a company or business entity with current business operations (a “Going Public Transaction”); that it will ensure that the Company does not authorize the issuance of any additional shares of common stock or securities convertible into shares of common stock except in connection with a Going Public Transaction; and that it will not allow the Company to enter into a Going Public Transaction unless the Company, on a combined basis with the operating entity with which it completes a Going Public Transaction, satisfies the financial conditions for listing on the NASDAQ Capital Market immediately following the closing of the Going Public Transaction.  The Stock Purchase Agreement also grants demand and “piggy back” registration rights to Purchaser.

At the closing of the Stock Purchase Agreement, C&C Investment Partnership (“C&C”), a partnership owned by the Company’s two officers, will enter into a Settlement and Stock Issuance Agreement (the “Settlement Agreement”) with the Company, pursuant to which C&C and its principals will accept the issuance to them of a total of 2,500,000 shares of restricted common stock of the Company in full payment and satisfaction of $25,000 in principal amount of notes payable obligations to C&C.  These shares will be issued at a price of $0.01 per share, or the same price per share at which common stock has been issued to the officers in 2006, and approximately the same price per share that will be paid by Purchaser if the Stock Purchase Agreement is consummated, and assuming that the Preferred Stock is converted to common stock.   The shares issuable under the Settlement Agreement will not participate in the special dividend.  The holders of these shares will be granted the same piggyback registration rights as the Purchaser.

The foregoing summary of selected provisions of the Stock Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Stock Purchase Agreement, a copy of which is filed as an exhibit to this Form 10-KSB.

The Preferred Stock will be sold and issued to Purchaser without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.  The shares will be sold without general advertising or solicitation, and the Purchaser will acknowledge that it is purchasing “restricted securities” which are not registered under the Securities Act and which are subject to certain restrictions on resale, and the certificate representing the shares will be imprinted with a restricted stock legend indicating that the shares had not been registered and cannot be resold without registration under the Securities Act or the availability of an exemption from the registration requirements thereof.

History of Company

Millennium Quest, Inc. (the “Company”) was organized under the laws of the state of Delaware on February 4, 1986, under the name “Teracom, Inc.,” for the purpose of seeking a business opportunity which the Company could acquire, merge with, or become engaged in.  Immediately following the organization of the Company, it sold a total of 400,000 shares of common stock, as presently constituted, to its officers, directors and other stockholders for a total of $20,000 in cash.  In order to provide the Company with additional capital to seek to acquire or enter into a business opportunity, in March, 1987, the Company completed an offering registered by qualification in the State of Utah, and offered pursuant to an exemption from registration under the Securities Act of 1933, as amended, as set forth in Rule 504 of Regulation D, as amended (the “offering”).  In the offering, the Company sold a total of 806,750 shares of common stock at a sales price of $0.20 per share, as presently constituted, after giving effect to a 1 for 10 reverse split effected by the Company in January, 1989, described below, or an aggregate offering of $161,350.  Following the offering, the original officers, directors and stockholders contributed back to the Company a total of 58,750 shares of common stock, to meet certain dilution requirements of the Utah Securities Division, the state in which the offering was conducted.  The Company received net proceeds from the offering of approximately $133,000 after offering costs.

In December, 1988, the Company entered into a reorganization with Dix Hills Equities Group, Inc. (“Dix Hills”), a closely-held Delaware corporation, which transaction was later rescinded in May, 1994, as described below.  Under the terms of the reorganization, the Company acquired all of the issued and outstanding shares of Dix Hills in exchange for the issuance of a total of 4,592,000 shares of restricted common stock, or a controlling interest of approximately 80%, to the Dix Hills stockholders.  As a result of this transaction, Dix Hills, a company engaged in the air conditioning and heating business, became a wholly-owned subsidiary of the Company.  In connection with the reorganization, the officers and directors of the Company resigned, and the designees of Dix Hills were appointed as the new directors and officers of the Company; the Company effected a 1-for-10 reverse split in its issued and outstanding shares; and the Company changed its name to “Dix Hills Equities Group, Inc.”  All share figures in this report give effect to the 1-for-10 reverse split described above.

Following the Dix Hills reorganization, former management learned that management of the successor company, despite their representations to the contrary, were unable or unwilling to perform as represented.  As a result, no expansion plan was implemented, and new management failed to keep the stockholders apprized of Company activities.  This resulted in a lawsuit by a group of interested stockholders, consisting of Coombs & Company, a Washington state partnership, and the present officers and directors, in the United States District Court for the District of Utah, against Dix Hills and the new management of the Company (the “Dix Hills Group”), alleging a number of claims against the Dix Hills Group, including federal securities law claims.  In September, 1993, the parties to the lawsuit entered into a settlement agreement, under the terms of which the Dix Hills Group agreed to rescind the reorganization agreement, and to return the control and status of the public company back to its pre-acquisition officers and directors.  The settlement agreement provided for the payment by the Dix Hills Group to the Company of the sum of $80,000.   In connection with the settlement, in May, 1994, the Dix Hills Group returned to the Company, for cancellation, all of the 4,592,000 post-split shares of common stock issued in the reorganization, together with an additional 186,360 shares of common stock owned by former management.   As a result of the settlement agreement, the Dix Hills Group resigned as officers and directors of the Company, and present management was appointed.

In April, 2000, the Company changed its name to “Millennium Quest, Inc.”  In February, 1999, the Company issued a total of 1,000,000 shares of restricted common stock, to its officers, directors and two other stockholders, in consideration of the efforts undertaken by these individuals to accomplish the rescission, described above, and to reactivate the business of the Company.  In February, 2006, the Company issued a total of 300,000 shares to its officers (150,000 shares each) in consideration of services and loan accommodations on behalf of the Company.

Business – General

As indicated, the Company has entered into the Stock Purchase Agreement.  The Stock Purchase Agreement and the other actions described therein, if consummated, will not result in any change in the status of the Company as a shell corporation and the Company will continue its search for business opportunities for acquisition or participation by the Company.

The Company has not entered into any other agreement, nor does it have any commitment or understanding to enter into or become engaged in another transaction as of the date of this filing.  The Company will investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

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

Except as indicated above in connection with the Stock Purchase Agreement, there are no plans or arrangements proposed or under consideration for the issuance or sale of additional securities by the Company prior to the identification of an acquisition candidate.

Selection of a Business

Private companies wishing to become publicly traded may wish to merge with a shell (a reverse merger), such as the Company, whereby the stockholders of the private company become the majority of the stockholders and holders of a majority of the capital stock of the combined company.  The stockholders of the private company may exchange stock in the private company for all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the board and officers of the private company become the new board and officers of the shell corporation and often the name of the private company becomes the name of the shell corporation.

We intend to search for a potential transaction involving a target enterprise looking for value in a shell corporation.  At the present time, we have not reached any agreement or definitive understanding with any enterprise concerning its interest in us as a shell corporation.

Our search will be directed toward enterprises that have a desire to become public corporations.  In addition, these enterprises may seek to have our stock qualify for trading on an exchange such as NASDAQ or the American Stock Exchange. We intend to concentrate our search on enterprises that we believe may realize a substantial benefit by being publicly owned.

We do not propose to restrict our search to enterprises that are located in any particular geographical area or involved in any particular industry.  We may, therefore, search for enterprises that engage in essentially any business to the extent of their limited resources.  Our discretion in our search for enterprises is unrestricted.

It is anticipated that we will not be able to diversify, but will essentially be limited to targeting one enterprise due to our limited financial resources.  This lack of diversification will not permit us to offset potential losses from one enterprise against profits from another.

Our business strategy will be implemented by or under the supervision of our officers and directors, none of whom are professional business analysts.  Although there is no current plan to do so, our management might hire an outside consultant to assist in the investigation and selection of target enterprises, and might pay a finder's fee.

In analyzing potential target enterprises, our management anticipates that it will consider, among other things, the following factors:

1.

Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;

2.

Perceived reception of the target enterprise by the investment community and by stockholders;

3.

Potential for listing our common stock on an exchange such as NASDAQ or the American Stock Exchange; and

4.

Strength of existing management or management prospects of the target enterprise.

None of the factors described above will be controlling in the selection of a target enterprise, and we will attempt to analyze all factors appropriate to each opportunity and make a determination based upon available information.

We are unable to predict if or when our search for a target enterprise will be complete.

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

Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements.  Consequently, the Company is currently unable to predict the cost of utilizing such services.  Management of the Company will not be paid a finder’s fee for locating a business opportunity.

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

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted.  Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions.  On the consummation of a transaction, it is likely that the present management and stockholders of the Company will not be in control of the Company.  In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's stockholders.

In connection with the Company's acquisition of a business, the present stockholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company.  As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company.  Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition.  Although the Company's present stockholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present stockholders in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization.  Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances.  Furthermore, the Company's stockholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present stockholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts.  Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction.  Where the business opportunity is not well suited, but the price offered management for their shares is high, Management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company.  Management does not anticipate obtaining an independent appraisal to determine whether any price that may be offered for their shares is fair.  Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.  However, the Company has adopted a resolution for the purpose of addressing potential conflicts of interest between controlling stockholders and/or management and the other stockholders.  Under this policy, management and controlling stockholders are prohibited from entering into any transaction which would be in their interests but be contrary to the best interests of the minority stockholders.  While this policy does not prohibit transactions which would result in a personal benefit to management or controlling stockholders, the policy does require management to more carefully evaluate a proposed transaction to determine that the transaction is in the best interest of the Company.

The officers and directors of the Company intend to conduct their business in the best interests of all the stockholders.

Under Delaware Law, the officers and directors of a corporation have a fiduciary duty to a corporation and the stockholders of the corporation.  In general, management of a Delaware corporation are held to two duties as fiduciaries: (a) the duty of remaining loyal to the interests of the corporation, and (b) the duty of exercising due care.  The duty of loyalty is the obligation of an officer or director to give primacy to the interests of the corporation rather than personal concerns - to avoid self-dealing at the corporation’s expense.  An officer and director can be held personally liable if it is found that he breached this duty by using his corporate position to make a personal profit or for other personal gain.  The duty of care is the obligation of an officer and director to exercise reasonable prudence - to investigate and to deliberate adequately - in making business judgments for the corporation or its stockholders.  These duties are owed personally by the officers and directors of the Company, and the officers and directors, or each of them, can be personally liable for any damages to the Company resulting from a breach of such fiduciary duties.

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

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called “tax-free” event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the “Code”).  In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity.  In such event, the stockholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity.  Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation.  Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities.  It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the stockholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity.  Consequently, there is a substantial possibility that the stockholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity.  Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

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

Operation of Business After Acquisition

The Company’s operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired.  The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition.  It may be expected that the business will present various risks, which cannot be predicted at the present time.

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

Employees

The Company is a development stage company and currently has no employees.  Executive officers will devote only such time to the affairs of the Company, as they deem appropriate.  Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses.  The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

The officers of the Company have received no cash compensation during the past year, but were each issued 150,000 shares of common stock for services rendered on behalf of the Company.

Recent Developments

Over the past year, the Company and its management have initiated efforts to locate an attractive enterprise which the Company may acquire or become engaged in, or with which it may merge, or reorganize.  These efforts include, but are not limited to, contacts with various professionals, including professional advisors, securities broker-dealers, lawyers and accountants, and other members of the financial community; and a preliminary review of certain business opportunities, all of which have been declined by the Company.  As indicated above, the Company has recently entered into a Stock Purchase Agreement.  (See “Business,” above).

RISK FACTORS

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, if the Stock Purchase Agreement is consummated, investors should be aware that the Purchaser is currently involved with other shell companies, and in the pursuit of business combinations, conflicts with such other shell companies with which it is, and may in the future become, affiliated, may arise.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only nominal assets, there is a risk that we will be unable to consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have almost no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of investment. The success of our plan of operations will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has an existing agreement; however, there can be no assurances that the transaction will be consummated.

On April 5, 2007, we entered into a Stock Purchase Agreement.  There can be no assurances that the Stock Purchase Agreement or any similar transaction contemplated under the terms of the Stock Purchase Agreement will be consummated.

In the event the Stock Purchase Agreement is not consummated, the Company will resume its efforts in locating a private company which it may acquire or with which it may merge.

If we do not consummate the Stock Purchase Agreement, we will resume our efforts in locating a private company to acquire or with which to merge. We can provide no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

If we do not consummate the Stock Purchase Agreement, management intends to devote only a limited amount of time to seeking a target company, which may adversely impact our ability to identify a suitable acquisition candidate.

If we do not consummate the Stock Purchase Agreement, while seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Quotations for our common stock appear on the OTC Bulletin Board (“MLQT”).  There is no established trading market for the common stock. Transactions in the common stock can only be described as very sporadic.  The last purchase of the Company’s common stock was on

November 17, 2006.  As of April 2, 2007, the common stock was at $0.51 bid, $10.00 ask.  Consequently, we are of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

            Since our shares of Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form SB-2 or Form S-1, or some other available form, to register for resale such shares of Common Stock.  We cannot control this future registration process in all respects as some matters are outside our control.  Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities.  The SEC has taken the position that  these smaller issuers may not be able to rely on Rule 415 under the Securities Act, which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a  direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.  It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances.  Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors.  Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company.  The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of Common Stock to be registered in such registration statement.   The result of the foregoing is that a stockholder’s liquidity in our Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our Common Stock.

We have never paid dividends on our Common Stock and, except as contemplated by the Stock Purchase Agreement, do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 20,000,000 shares of Common Stock and a maximum of 5,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

Our principal stockholders may engage in a transaction to cause the Company to repurchase their shares of Common Stock.

In order to provide an interest in the Company to a third party, our principal stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of Common Stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our Common Stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our Common Stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our Common Stock on either of those or any other stock exchange. After completing a business combination, until our Common Stock is listed on the NASDAQ or another stock exchange, we expect that our Common Stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Authorization of Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

This report on Form 10-KSB contains forward-looking statements and information relating to us, our industry and to other businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this annual report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

Market Information

As of November, 2005, quotations for the Company's common stock appear on the OTC Bulletin Board (“MLQT”); however, there were no quotations of the Company’s common stock as of December 31, 2005.  There is no established trading market for the common stock. Transactions in the common stock can only be described as extremely sporadic.  The last purchase of the Company’s common stock was on November 17, 2006, at a price of $1.10.  As of

April 2, 2007, the common stock was at $0.51 bid, $10.00 ask.  Consequently, we are of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

Since its inception, no dividends have been paid on the Company’s common stock.  The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future except as contemplated by the Stock Purchase Agreement.

At April 2, 2007, there were approximately 163 holders of record of the Company’s Common Stock.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS

As of December 31, 2006, the Company had cash of $1,066, liabilities of $43,914, and no other liquid assets or resources.

At present, the Company does not have adequate capital to conduct any significant operations.  The Company is engaged in the search for potential business opportunities for acquisition or involvement with the Company, which activities are severely limited by the Company’s lack of resources.  Management believes that any business venture in which the Company becomes involved will be made by issuing shares of the Company’s authorized but unissued common stock.  It is anticipated that the Company’s liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

If the Stock Purchase Agreement is consummated, substantially all of the purchase price ($455,000) paid by the Purchaser will be utilized to either pay the special distribution to current stockholders, or to satisfy existing Company liabilities.  Therefore, even in these circumstances, the Company will have inadequate capital to conduct operations for a length of time, unless it enters into a “Going Public Transaction.”

The Company has liabilities exceeding its assets, and therefore will have difficulty meeting its operating needs over the next twelve months, unless the Company raises capital.  If additional funds should become necessary for operations, the Company may be required to seek funds privately from stockholders and officers and directors.  However, there is no legal obligation on the part of the officers, directors, or principal stockholders to advance or supply funds to the Company.  Accordingly, the preservation of the corporate entity cannot be assured.

On or about February 1, 2006, C&C Investment Partnership, a partnership owned by Messrs. Cocorinis and Cononelos, officers, loaned the Company the sum of $20,000, to cover business operations and outstanding payables.  Additional sums of $7,000 and $5,000 were loaned to the Company on November 13, 2006, and February 26, 2007, respectively.  The loans are repayable, with interest at 7% per annum, on the date on which the Company enters into a merger, reorganization or acquisition transaction.  The Company does not have the funds to repay the loans, and does not anticipate that funds will be available until either the Stock Purchase Agreement is consummated, or as the Company enters into a merger or acquisition transaction.  In addition, in connection with the closing of the Stock Purchase Agreement dated April 5, 2007, C&C Investment Partnership (“C&C”), a partnership owned by the Company’s two officers and directors, will enter into a Settlement Agreement under the terms of which C&C and its principals will be issued a total of 2,500,000 shares of common stock at closing in full payment and cancellation of $25,000 in principal amount of notes payable obligations  to C&C.  (See Item 1.  Business—General”).  The board of directors of the Company consists of Messrs. Cocorinis and Cononelos, so these transactions cannot be considered the result of arms’ length negotiations.

In addition, the Company anticipates that if it enters into an acquisition transaction in the next twelve months, the surviving company may need additional capital for operations and expansion efforts.  The Company will seek to enter into a business transaction with a company which either has sufficient operating capital for a period of at least one year, or which is capable of raising capital on terms favorable to the successor company.  There is no assurance that the Company, or its successor, will be able to raise private capital when needed, or on favorable terms. The Company has no revenues and its needs for capital will in all likelihood change dramatically if it acquires an interest in a business opportunity in the next twelve months.  The Company’s current operating plan is to (a) cover the administrative and reporting requirements of a public company; and (b) search for, and investigate, potential businesses, products, technologies and companies for acquisition.  At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company, and there can be no assurance that the Company will be able to identify any such business, product, technology or entity suitable for an acquisition or reorganization transaction.  Moreover, there can be no assurance the Company will be successful in its efforts to consummate an acquisition or reorganization transaction on terms favorable or beneficial to the Company and its stockholders, or that it, or its successor, will be able to effectively manage the business opportunity the Company acquires or becomes engaged in.

The Company is dependent upon management and/or its principal stockholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase, and until the Company is in a position to enter into a business transaction, of which there can be no assurance.  It is the intent of management and its principal stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, if the Company is in need of additional capital to enter into a business opportunity, the Company may not have sufficient capital, or be able to obtain sufficient capital from management or its principal stockholders for such purpose.

RESULTS OF OPERATIONS

The Company had essentially no operations during the fiscal year ended December 31, 2006.

The Company has had no revenue from continuing operations and incurred expenses during the year ended December 31, 2006, of $30,281, in accounting, legal and other general and administrative expenses in connection with the Company’s continuing efforts to file necessary periodic reports and to reactivate its business operations, and in reviewing a number of possible business opportunities during the fiscal year.  For the years ended December 31, 2006 and 2005, the Company has incurred net losses of $31,593 and $11,160, respectively.

As indicated, the Company will be dependent on management and its principal stockholders to provide sufficient capital to preserve the integrity of the corporate entity until the Company enters into a business enterprise.

ITEM 7.  FINANCIAL STATEMENTS

MILLENNIUM QUEST, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Report of Independent Registered Public Accounting Firm

F-2

—

Balance Sheet, December 31, 2006

F-3

—

Statements of Operations, for the years

ended December 31, 2006 and 2005

and for the period from the re-entering

of development stage on May 4, 1994

through December 31, 2006

F-4

—

Statement of Stockholders' Equity (Deficit),

from the re-entering of development stage

on May 4, 1994 through December 31, 2006

F-5

—

Statements of Cash Flows, for the years

ended December 31, 2006 and 2005

and for the period from the re-entering

of development stage on May 4, 1994

through December 31, 2006

F-7

—

Notes to Financial Statements

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Millennium Quest, Inc.

I have audited the accompanying balance sheet of Millennium Quest, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005.  These financial statements are the responsibility of the company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.  The financial statements of Millennium Quest, Inc. for the period from re-entering development stage on May 4, 1994 through December 31, 2004, were audited by other auditors whose report, dated March 18, 2005, on those statements included an explanatory paragraph that described conditions which raised substantial doubt about the ability of the company to continue as a going concern.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Quest, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 5 to the financial statements, the company has incurred losses since re-entering development stage, has no on-going operations, and has current liabilities in excess of current assets, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael J. Larsen, PC

Michael J. Larsen, PC

Salt Lake City, Utah

March 31, 2007

MILLENNIUM QUEST, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS

December 31,
2006

Current Assets:
Cash	$1,066
Total Current Assets	1,066
Total Assets	$1,066

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$15,568
Interest Payable – related party	1,346
Stockholder Loans	27,000
Total Current Liabilities	$43,914

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 20,000,000 shares authorized, 2,261,643 shares issued and outstanding	2,262
Capital in excess of par value	163,788
Retained deficit	(106,991)
Deficit accumulated during the development stage	(101,907)
Total Stockholders' Equity (Deficit)	(42,848)
Total Liabilities and Stockholders' Equity	$1,066

The accompanying notes are an integral part of this financial statement.

MILLENNIUM QUEST, INC.

 [A Development Stage Company]

STATEMENTS OF OPERATIONS

			From the
			Re-entering of
			Development
	For the		Stage on May 4,
	Year Ended		1994 through
	December 31,		December 31,
	2006	2005	2006

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative	30,281	11,174	109,598

LOSS BEFORE OTHER INCOME (EXPENSE)	(30,281)	(11,174)	(109,598)

OTHER INCOME (EXPENSE):
Interest Expense – related party	(1,346)	-	(1,346)
Interest and other income	34	14	9,037
Total Other Income (Expense)	(1,312)	14	7,691

LOSS BEFORE INCOME TAXES	(31,593)	(11,160)	(101,907)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(31,593)	$(11,160)	$(101,907)

BASIC AND DILUTED LOSS PER SHARE	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,222,191	1,961,643

The accompanying notes are an integral part of these financial statements.

MILLENNIUM QUEST, INC.

 [A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON MAY 4, 1994

THROUGH DECEMBER 31, 2006

Deficit

Accumulated

        Preferred Stock

Common Stock

Capital in

Retained

During the

_______________

________________

Excess of

Earnings

Development

Total

Shares

Amount

Shares

Amount

Par Value

(Deficit)

Stage

Equity

_______

_______

________

_______

_______

________

__________

_______

BALANCE, May 4, 1994

-

$

-

5,740,000

$

5,740

$

147,310

$

(106,991)

$

-

$

46,059

Cancellation of shares for

  rescission of previous

  acquisition agreement at $.001

  per share, May 1994

-

-

(4,778,360)

(4,778)

4,778

-

-

-

Other adjustments, rounding

-

-

3

-

-

-

-

-

Net loss for the period ended

  December 31, 1994

-

-

-

-

-

-

(1,120)

(1,120)

_______

_______

________

_______

_______

________

__________

_______

BALANCE, December 31, 1994

-

-

961,643

962

152,088

(106,991)

(1,120)

44,939

Net loss for the year ended

  December 31, 1995

-

-

-

-

-

-

(5,040)

(5,040)

_______

_______

________

_______

_______

________

__________

_______

BALANCE, December 31, 1995

-

-

961,643

962

152,088

(106,991)

(6,160)

39,899

Net income for the year ended

  December 31, 1996

-

-

-

-

-

-

991

991

_______

_______

________

_______

_______

________

__________

_______

BALANCE, December 31, 1996

-

-

961,643

962

152,088

(106,991)

(5,169)

40,890

Net loss for the year ended

  December 31, 1997

-

-

-

-

-

-

(976)

(976)

_______

_______

________

_______

_______

________

__________

_______

BALANCE, December 31, 1997

-

-

961,643

962

152,088

(106,991)

(6,145)

39,914

Net loss for the year ended

  December 31, 1998

-

-

-

-

-

-

(761)

(761)

_______

_______

________

_______

_______

________

__________

_______

BALANCE, December 31, 1998

-

-

961,643

962

152,088

(106,991)

(6,906)

39,153

Shares issued for services

  rendered at $.01 per share,

  February 1999

-

-

1,000,000

1,000

9,000

-

-

10,000

Net loss for the year ended

  December 31, 1999

-

-

-

-

-

-

(15,932)

(15,932)

_______

_______

________

_______

_______

________

__________

_______

BALANCE, December 31, 1999

-

-

1,961,643

1,962

161,088

(106,991)

(22,838)

33,221

Net loss for the year ended

  December 31, 2000

-

-

-

-

-

-

(4,209)

(4,209)

[Continued]

MILLENNIUM QUEST, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON MAY 4, 1994

THROUGH DECEMBER 31, 2006

[CONTINUED]

Deficit

Accumulated

Preferred Stock

Common Stock

Capital in

Retained

During the

_______________

________________

Excess of

Earnings

Development

Total

Shares

Amount

Shares

Amount

Par Value

(Deficit)

Stage

Equity

_______

_______

________

_______

_______

________

__________

_______

BALANCE, December 31, 2000

-

-

1,961,643

1,962

161,088

(106,991)

(27,047)

29,012

Net loss for the year ended

  December 31, 2001

-

-

-

-

-

-

(8,434)

(8,434)

_______

_______

________

_______

_______

________

__________

_______

BALANCE, December 31, 2001

-

-

1,961,643

1,962

161,088

(106,991)

(35,481)

20,578

Net loss for the year ended

  December 31, 2002

-

-

-

-

-

-

(7,425)

(7,425)

_______

_______

________

_______

_______

________

__________

_______

BALANCE, December 31, 2002

-

-

1,961,643

1,962

161,088

(106,991)

(42,906)

13,153

Net loss for the year ended

  December 31, 2003

-

-

-

-

-

-

(7,078)

(7,078)

_______

_______

________

_______

_______

________

__________

_______

BALANCE, December 31, 2003

-

-

1,961,643

1,962

161,088

(106,991)

(49,984)

6,075

Net loss for the year ended

  December 31, 2004

-

-

-

-

-

-

(9,170)

(9,170)

_______

_______

________

_______

_______

________

__________

_______

BALANCE, December 31, 2004

-

-

1,961,643

1,962

161,088

(106,991)

(59,154)

(3,095)

Net loss for the year ended

  December 31, 2005

-

-

-

-

-

-

(11,160)

(11,160)

_______

_______

________

_______

_______

________

__________

_______

BALANCE, December 31, 2005

-

-

1,961,643

1,962

161,088

(106,991)

(70,314)

(14,255)

Shares issued for services

  valued at $.01 per share,

  February 2006

-

-

300,000

300

2,700

-

-

3,000

Net loss for the year ended

  December 31, 2006

-

-

-

-

-

-

(31,593)

(31,593)

_______

_______

________

_______

_______

________

__________

_______

BALANCE, December 31, 2006

-

$

-

2,261,643

$

2,262

$

163,788

$

(106,991)

$

(101,907)

$

(42,848)

_______

_______

_________

_______

_______

_________

___________

_______

The accompanying notes are an integral part of this financial statement.

MILLENNIUM QUEST, INC.

 [A Development Stage Company]

STATEMENTS OF CASH FLOWS

			From the Re-
			entering of
			Development
	For the		Stage on May 4,
	Year Ended		1994 through
	December 31,		December 31,
	2006	2005	2006
Cash Flows from Operating Activities:
Net Loss	$(31,593)	$(11,160)	$(101,907)
Adjustments to reconcile net loss to net
Cash used by operating activities:
Non-cash expenses	3,000	-	13,000
Changes in assets and liabilities:
Increase (decrease) in accounts payable	230	2,307	15,568
Increase in interest payable-related party	1,346	-	1,346
Net Cash Used by Operating Activities	(27,017)	(8,853)	(71,993)

Cash Flows from Investing Activities:	-	-	-
Net Cash Used by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from stockholder loans	27,000	-	27,000
Net Cash Used by Financing Activities	27,000	-	27,000

Net Increase (Decrease) in Cash	(17)	(8,853)	(44,993)
Cash at Beginning of Period	1,083	9,936	46,059
Cash at End of Period	$1,066	$1,083	$1,066

Supplemental Disclosures of Cash Flow information:

Cash paid during the period for:

   Interest

$

-

$

-

$

-

   Income taxes

$

-

$

-

$

-

Supplemental schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2006:  None.

For the year ended December 31, 2005:  None.

The accompanying notes are an integral part of these financial statements.

MILLENNIUM QUEST, INC.

 [A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Millennium Quest, Inc. (“the Company”) was organized under the laws of the State of Delaware on February 4, 1986 as Teracom, Inc.  The name was changed to Dix Hills Equities Group, Inc. in connection with an acquisition of a subsidiary in December 1988.  As a result of a class action lawsuit and settlement agreement, a rescission of the acquisition was completed during 1994.  During April 2000, the name of the Company was changed to Millennium Quest, Inc.  The Company currently has no on-going operations but is seeking potential business opportunities.  As a result of the rescission agreement the Company is considered to have re-entered into the development stage on May 4, 1994 and is currently considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

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

Fair Value of Financial Instruments – The carrying values of stockholder loans and related interest approximate fair value because the underlying instruments are at interest rates that approximate current market rates available for similar maturities.  No financial instruments are held for trading purposes.

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has 5,000,000 shares of preferred stock authorized, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2006.

Common Stock - On May 4, 1994, stockholders returned 4,778,360 shares of common stock for cancellation due to the rescission of an acquisition that had occurred in 1988.  This resulted in a change in control of the Company and the Company entered into a new development stage.

In February 1999, the Company issued 1,000,000 shares of its previously authorized but unissued common stock for services rendered valued at $10,000 (or $.01 per share).

In February 2006, the Company issued 300,000 shares of its previously authorized but unissued common stock for services rendered valued at $3,000 (or $.01 per share).

Reduction of Authorized Shares - In April 2000, the Company amended its Certificate of Incorporation to reduce its number of authorized common shares by 180,000,000 shares and its authorized preferred shares by 5,000,000.  After the amendment there were 20,000,000 common and 5,000,000 preferred shares authorized.

MILLENNIUM QUEST, INC.

 [A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Stockholder Loans  -  During the year ended December 31, 2006, C&C Investment Partnership (“C&C”), an affiliate of Company officers, loaned to the Company the sum of $20,000 on February 1, 2006, and the sum of $7,000 on November 13, 2006.   These loans are evidenced by promissory notes bearing in interest at 7% per annum.  The total obligation with interest owed to C&C at December 31, 2006, is $28,346.   The notes are repayable on the date on which the Company enters into a merger, reorganization or loan transaction.  The interest expense on these loans was $1,346 during the year ended December 31, 2006 and $0 during the year ended December 31, 2005.

Management Compensation - During the years ended December 31, 2006 and 2005, the Company did not pay any cash compensation to its officers or directors.  However, in February 2006, the Company issued a total of 300,000 shares of its previously authorized but unissued common stock for services rendered by its officers and directors valued at $3,000 (or $0.01 per share).

Office Space - The Company has not had a need to rent office space.  An officer/stockholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company's deferred tax assets, deferred tax liabilities, and valuation allowance are as follows:

December 31, 2006
Deferred tax assets:
Deferred Compensation	$672
Net operating loss carryforwards	30,736
Total deferred tax assets	$31,408

Total deferred tax liabilities	-
Valuation allowance	(31,408)
Net deferred tax asset (liability)	$-

 These amounts have been presented in the financial statements as follows:

Current deferred tax asset (liability)	$-
Non-current deferred tax asset (liability)	-
$-

MILLENNIUM QUEST, INC.

 [A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

At December 31, 2006, the Company has federal net operating loss carryforwards of approximately $185,300 available to offset future federal taxable income and expiring in various years from 2008 through 2026, and has available unused Delaware net operating loss carryforwards of approximately $39,800 which may be applied against future Delaware taxable income and which expire in 2025 and 2026.  However, if certain substantial changes should occur in the Company’s ownership, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized.  Further, the Company incurred $3,000 in compensation which has not yet been deducted for income tax purposes.  Because the Company estimates that it is more likely that the Company will be unable to utilize the deferred tax assets to offset future taxable income, the Company has established a valuation allowance of $31,408 to offset the net tax assets from the net operating loss carryforwards and deferred compensation.

The income tax provision consists of the following components:

For the Year ended
December 31,
	2006	2005
Current income tax expense (benefit):
Federal	$-	$-
State	-	-
	$-	$-

Deferred income tax expense (benefit):
Federal	$-	$-
State	-	-
	$-	$-

The income tax provision differs from the amounts that would be obtained by applying federal and state statutory income tax rates to income (loss) before income tax rates as follows:

	Year ended
	December 31,
	2006	2005
Income (loss) before income taxes	$(31,593)	$(11,160)
Expected combined federal and state income tax rate	23.7%	23.7%
Expected income tax expense (benefit) at statutory rates	$(7,488)	$(2,645)
Tax effect of:
Federal benefit of state income taxes	412	146
Change in valuation allowance	7,076	2,499
Net income tax expense (benefit)	$-	$-

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

NOTE 6 – SUBSEQUENT EVENTS

On or about February 26, 2007, C&C Investment Partnership (“C&C”), a partnership owned by Messrs. Cocorinis and Cononelos, loaned the Company an additional sum of $5,000, to cover business operations and outstanding payables.  The loan is repayable, with interest at 7% per annum, on or before the date on which the Company enters into a merger, reorganization or acquisition transaction.  The board of directors of the Company consists of Messrs. Cocorinis and Cononelos, so this transaction cannot be considered the result of arms’ length negotiations.

On April 5, 2007, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among Dimitri Cocorinis and Terry Cononelos, officers, directors and principal stockholders of the Company, and Halter Financial Investments, L.P. (“Halter”), a Texas limited partnership, pursuant to which Halter has agreed to purchase and acquire from the Company, and the Company agrees to sell and deliver to Halter, 100,000 restricted shares of the Company's Series A Voting Convertible Preferred stock, par value $0.001 (the "Shares"), in consideration of Halter’s payment to the Company of $455,000 in immediately available funds at Closing.  The Shares shall have voting rights equivalent to, and shall be convertible into, 42,856,000 shares of the Company’s common stock. The Stock Purchase Agreement provides that, subject to meeting all of its conditions, the closing of the transactions contemplated by the Stock Purchase Agreement shall take place at a mutually agreeable location in Salt Lake City, Utah on a mutually convenient date and time within five business days following the Company’s filing with the Securities and Exchange Commission of this 2006 Annual Report on Form 10-KSB (the “Closing Date” or the “Closing”).

The Stock Purchase Agreement contemplates that on or prior to the Closing Date, the Company shall declare a special cash distribution to the stockholders of record of the Company’s common stock.  Such special cash distribution shall be in the aggregate amount of approximately $415,000 or approximately $0.18 per share for each of the 2,261,643 shares of common stock outstanding on the record date for such distribution; provided, however, that in no event shall the aggregate amount of such distribution exceed the amount permitted by the Delaware General Corporation Law.

MILLENNIUM QUEST, INC.

 [A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – SUBSEQUENT EVENTS [Continued]

In connection with the Stock Purchase Agreement, C&C Investment Partnership (“C&C”), a partnership owned by the Company’s two officers, will enter into a Settlement and Stock Issuance Agreement (“Settlement Agreement”) with the Company, pursuant to which C&C and its principals will agree, following the Closing, to accept the issuance to them of a total of 2,500,000 shares of restricted common stock of the Company in payment and satisfaction of $25,000 in principal amount of notes payable obligations to C&C.  The shares issuable under the Settlement Agreement will not participate in the special dividend.

Promptly following the execution of the Stock Purchase Agreement, it is contemplated that the Company shall take the actions required by Regulation 14f-1 promulgated under the Securities Exchange Act of 1934, as amended, with respect to a change in the Company’s management. On the Closing Date, Terry Cononelos and Dimitri Cocorinis shall resign from their positions as officers of the Company, and Terry Cononelos shall resign from his position as a director of the Company and Timothy P. Halter shall be appointed as President, Secretary and a director of the Company to fill the vacancies created by such resignations.  Following the expiration of the waiting period required by Regulation 14f-1, Dimitri Cocorinis shall resign from his position as a director of the Company.

There is no assurance that the Company will be able to consummate the transactions contemplated by the Stock Purchase Agreement and the Settlement Agreement.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company does not maintain a formal or written set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  The Company is in the process of establishing disclosure controls and procedures.  However, the Company’s current informal disclosure controls and procedures would not constitute effective internal control over financial reporting as of December 31, 2006.

(b)

Internal Control Over Financial Reporting.  During the course of the Company’s preparation of its 2005 financial statements, including the audit of those financial statements by the Company’s independent public accounting firm, certain material weaknesses in the Company’s internal control over financial reporting were identified.  These material weaknesses were (1) the delay in recording financial transactions, which could result in inadvertent errors or omissions, (2) the lack of an organized system of document review, signing, retaining copies, and orderly filing, (3) the lack of a significant segregation of duties or review of financial transactions, (4) the lack of accounting expertise for supervision of the financial reporting process, and (5) the lack of documentation of controls and accounting procedures.

The material weaknesses described above were the direct result of a lack of resources and accounting personnel.  Currently, the Company’s chief executive officer has primary responsibility for receipts and disbursements, and for the preparation of financial statements and filing of periodic reports and other filings.  Because of limited resources, the Company has been impaired in its ability to segregate duties and to ensure consistently complete and accurate financial reporting.  Notwithstanding these limitations over the past fiscal year, management has instituted systems that require the involvement of both officers in reviewing, recording, authorizing, processing and monitoring transactions, and in engaging accounting assistance and implementing such additional accounting controls and systems as may be appropriate.  Management believes these changes have improved the Company’s control over its financial reporting; however, material weaknesses in internal control continue to exist and additional procedures may be necessary in the future.

(c)

Changes in Internal Control Over Financial Reporting.  Except as indicated above, there were no changes in the Company’s disclosure controls and procedures that occurred during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subsequent to the date of the evaluation, there have been no significant changes in the Company’s disclosure controls and procedures that could significantly affect the Company’s internal control over financial reporting, other than the planned corrective actions discussed above.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

(a)

Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2006:

Name	Age	Positions (1)(2)	Since
Dimitri Cocorinis	52	President and Director	1994
Terry Cononelos	53	Secretary/Treasurer and Director	1994

(1)

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

(2)

If the Stock Purchase Agreement described under “Item 1. Business” is closed, the officers of the Company will change pursuant to the Stock Purchase Agreement.

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

Terry Cononelos, is the Secretary/Treasurer and a director of the Company.  Mr. Cononelos has been a real estate agent with Chapman Richards, a Salt Lake City real estate firm, for the past ten years.  From 1980 until his current position, he was a real estate agent at Sugarhouse Realty.  Mr. Cononelos received his bachelor’s degree in accounting from the University of Utah in 1977.

(b)

Significant Employees.  As of the date hereof, the Company has no significant employees.

(c)

Family Relationships.  Mr. Cocorinis and Mr. Cononelos, officers, directors and principal stockholders of the Company are cousins.

(d)

Involvement in Certain Legal Proceedings.  There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

If the Stock Purchase Agreement described in this Form 10-KSB is consummated, Mr. Timothy Halter will be appointed President, Secretary and a director at closing.  Set forth below is certain biographical information concerning Mr. Halter.

Timothy P. Halter, age 40, has been the president and the sole shareholder of Halter Financial Group, Inc., a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance, since 1995.  Mr. Halter currently serves as a director of the following public companies:  DXP Enterprises, Inc. (a Texas corporation), Nevstar Corporation (a Nevada corporation), Point Acquisition Corporation (a Nevada corporation), Marketing Acquisition Corporation (a Nevada corporation), BTHC VI, Inc. (a Delaware corporation), BTHC VII, Inc. (a Delaware corporation), BTHC VIII, Inc. (a Delaware corporation), and BTHC X, Inc. (a Delaware corporation).  Mr. Halter will devote as much of his time to the Company’s business affairs as may be necessary to implement its business plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. To the best knowledge of the Company, there are no required reports that have not been filed or have been filed untimely during the most recent fiscal year ended December 31, 2006.

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

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended December 31, 2006 and December 31, 2005.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dimitri Cocorinis Principal Executive Officer and Director	2006 2005	-- --	-- --	1,500 --	-- --	-- --	-- --	-- --	1,500 --
Terry Cononelos Principal Financial Officer and Director	2006 2005	-- --	-- --	1,500 --	-- --	-- --	-- --	-- --	1,500 --
TOTAL		--	--	3,000	--	--	--	--	3,000

(1)

On February 17, 2006, the board of directors approved the issuance of 150,000 shares of common stock each to Dimitri Cocorinis and Terry Cononelos, the Company’s officers, or a total of 300,000 shares of common stock.  The issuance of this stock was authorized in consideration of services rendered by Messrs. Cocorinis and Cononelos to the Company, as reported in a Current Report on Form 8-K dated February 17, 2006, and incorporated herein by reference.  The transaction has been valued at $3,000 ($0.01 per share).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

See Summary Compensation table above.

DIRECTOR COMPENSATION

As indicated above, in February, 2006, the Company granted to its officers and directors a total of 300,000 shares of restricted common stock, for services rendered and other consideration on behalf of the Company over the preceding years.  We do not currently pay any cash fees to our directors.

The Company is not a party to any employment agreements.  The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services.  The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock for compensation.  There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business.  There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business.  No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation as discussed under “BUSINESS.”  In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of the date of this report, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, are beneficially owned immediately before and which will be beneficially owned after the closing of the Stock Purchase Agreement by (i) each person who is currently a director of the Company or will become a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Before Closing of the Stock Purchase Agreement		After Closing of the Stock Purchase Agreement
	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock	Amount and Nature of Beneficial Ownership	Percent of Voting Control (2)
Officers and Directors:
Terry Cononelos (3) 4089 Mount Olympus Way Salt Lake City, UT 84124	625,456	27.65	3,125,456 (4)	6.6
Dimitri Cocorinis 1200 South Bonneville Drive Salt Lake City, UT 84108	586,925	25.95	3,086,925 (4)	6.5
Timothy P. Halter 12890 Hill Top Road Argyle, TX 76226	-	-	42,856,000 (5)	90.0
Directors and Officers as a Group (6)	1,212,381	53.61	45,942,925	96.5
Greater than 5% Beneficial Owners:
Jack Coombs 2581 East 1300 South Salt Lake City, UT 84108	295,000	13.04	295,000	*
Terry Cononelos	----------------------------------See above----------------------------------
Dimitri Cocorinis	----------------------------------See above----------------------------------
Halter Financial Investments, L.P. 12890 Hill Top Road Argyle, TX 76226	-	-	42,856,000 (5)	90.0

____________________

 *Less than 1%.

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company common stock.

(2)

Represents shares of (i) common stock and (ii) shares of preferred stock that will have voting power of 428.56 per preferred share, and are convertible into shares common stock on a 428.56-for-1 basis.  (See Note 5 below).

(3)

Terry Cononelos will resign as an officer and director of the Company at the closing of the Stock Purchase Agreement.

(4)

Pursuant to a Settlement Agreement to be entered into in connection with the closing, a total of 2,500,000 shares of restricted common stock will be issued to C&C Investment Partnership, an investment partnership of which Terry Cononelos and Dimitri Cocorinis are the sole partners, in satisfaction of $25,000 under a note obligation.  Messrs. Cononelos and Cocorinis will each, therefore, be deemed to be the beneficial owners of the shares.

(5)

At closing, Timothy P. Halter will be appointed President, Secretary and a director of the Company.  In addition, at closing, Halter Financial Investments, L.P. will hold 100,000 shares of Series A Preferred Stock, which have voting powers equal to, and are convertible into, 42,856,000 shares of common stock.  The shares will be owned by Halter Financial Investments, L.P., of which TPH, L.P. is a limited partner of which TPH GP, LLC, is the sole general partner of which Timothy P. Halter is the sole member.  Timothy P. Halter is, therefore, deemed to be the beneficial owner.

(6)

Before the closing of the Stock Purchase Agreement, the officers and directors consist of two (2) persons—Terry Cononelos and Dimitri Cocorinis.  After the closing, the officers and directors will consist of two (2) persons—Timothy P. Halter and Dimitri Cocorinis.  After the required ten (10) day transmittal notification to the stockholder under Regulation 14f-1, there will only be one (1) officer and director—Timothy P. Halter).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 17, 2006, the board of directors approved the issuance of a total of 150,000 shares of restricted common stock each to Dimitri Cocorinis and Terry Cononelos, the Company’s officers, or a total of 300,000 shares of restricted common stock.  The issuance of this stock was authorized in consideration of services rendered by Messrs. Cocorinis and Cononelos to the Company over the past several months, and in facilitating a loan to the Company through an affiliate of the officers in February, 2006, described in the paragraph below.  The stock was valued at $0.01 per share, or a total of $3,000.  These shares were issued in reliance upon the exemption from registration set forth under Section 4(2) of the Securities Act of 1933, as amended, and applicable exemptions in the state of Utah.

On or about February 1, 2006, C&C Investment Partnership, a partnership owned by Messrs. Cocorinis and Cononelos, loaned the Company the sum of $20,000, to cover business operations and outstanding payables.  C&C Investment Partnership loaned the Company the sum of $7,000 on November 13, 2006, and an additional sum of $5,000 on February 26, 2007.  The loans are repayable, with interest at 7% per annum, on the date on which the Company enters into a merger, reorganization or acquisition transaction.  The Company does not have the funds to repay the loans, and does not anticipate that funds will be available until such time as the Company enters into a merger or acquisition transaction, or until the Stock Purchase Agreement is closed, as described below.

On April 5, 2007, the Company, Dimitri Cocorinis and Terry Cononelos, officers, directors and principal stockholders of the Company, and Halter Financial Investments, L.P. (“Halter”), a Texas limited partnership, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), pursuant to which Halter has agreed to purchase from the Company, a total of 100,000 restricted shares of the Company's Series A Voting Convertible Preferred stock, par value $0.001 (the "Shares"), in consideration of Halter’s payment to the Company of $455,000 in cash at Closing.  The Shares shall have voting rights equivalent to, and shall be convertible into, 42,856,000 shares of the Company’s common stock. The rights and preferences associated with the Shares are set forth in their entirety in the Certificate of Designation of Series A Voting Convertible Preferred Stock (the “Preferred Stock Designation”), which shall be filed with the Delaware Secretary of State on or before Closing, a copy of which is attached hereto as an exhibit.  The issue and sale of the Shares to Halter is an isolated private offering of preferred stock being conducted by the Company in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) thereunder.  For a more detailed description of this transaction, see “Item 1.  Business.”

In connection with the Stock Purchase Agreement, C&C Investment Partnership (“C&C”), a partnership owned by the Company’s two officers, will enter into a Settlement and Stock Issuance Agreement (the “Settlement Agreement”) with the Company, pursuant to which C&C and its principals have agreed, following the Closing, to accept the issuance to them of a total of 2,500,000 shares of restricted common stock of the Company in full payment and satisfaction of $25,000 in principal amount of notes payable obligations to C&C.   The purchase price of $0.01 per share, is the same price at which the Company has issued restricted common stock to its officers in 2006, and is approximately the same price per share which will be paid by the Purchaser, if the Stock Purchase Agreement is consummated, assuming the Preferred Stock is converted to common stock.  The shares issuable under the Settlement Agreement will not participate in the special dividend.  The holders of these shares will be granted the same demand and piggy back registration rights as the Purchaser.

The board of directors of the Company consists of Messrs. Cocorinis and Cononelos, so the transactions described above between the Company and C&C and Messrs. Cocorinis and Cononelos cannot be considered the result of arms’ length negotiations.

Except for the transactions described above, there are no proposed transactions and no transactions during the past two years to which the Company was (or is) a party, and in which any officer, director, or principal stockholder, or their affiliates or associates, was also a party.

ITEM 13.  EXHIBITS

Exhibits.  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

3.1*

Articles of Incorporation, as amended

3.2*

Bylaws

4.1**

Certificate of Designation of Series A Voting Convertible Preferred Stock

10.1**

Stock Purchase Agreement dated April 5, 2007, by and among the Company, Dimitri Cocorinis, Terry Cononelos, and Halter Financial Investments, L.P.

31.1**

Certification of Chief Executive Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

31.2**

Certification of Chief Financial Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

32.1**

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed as exhibit with corresponding number on Form 10-SB filed October 19, 2001.

**Filed as exhibits to this annual report on Form 10-KSB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,452 for fiscal year ended 2005 and $12,757 for fiscal year ended 2006.

Audit-Related Fees.  The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above were $0 for fiscal year ended 2005, and $0 for fiscal year ended 2006.

Tax Fees.  The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $450 for fiscal year ended 2005 and consisted of tax return preparation and $0 for fiscal year ended 2006 and consisted of tax return preparation.

All Other Fees.  The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2005, and $0 for fiscal year ended 2006.

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

MILLENNIUM QUEST, INC.

Date: April 5, 2007

/s/ Dimitri Cocorinis

By:  Dimitri Cocorinis

Its:  President, Chief Executive Officer and Director

Date: April 5, 2007

/s/ Terry Cononelos

By:  Terry Cononelos

Its:  Chief Financial Officer, Secretary/Treasurer

and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 5, 2007

/s/ Dimitri Cocorinis

By:  Dimitri Cocorinis

Its:  President, Chief Executive Officer and Director

Date: April 5, 2007

/s/ Terry Cononelos

By:  Terry Cononelos

Its:  Chief Financial Officer, Secretary/Treasurer and Director

30