Form 10QSB
period 2007-03-31
MILLENNIUM QUEST INC
filed 2007-05-21
CIK 1117057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
    X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the quarterly period ended March 31, 2007

               Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ______________ to _____________



                         Commission File Number: 0-31619

                             Millennium Quest, Inc.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                             87-0430320
       --------                                     --------------------------
(State of incorporation)                              (IRS Employer ID Number)

                               Beihuan Zhong Road
                                  Junan County
                             Shandong, China 276600
                    (Address of principal executive offices)

                                (86) 539-7318818
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES X    NO

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): YES    NO X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 11, 2007: 10,508,643
                                          ------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X

                             Millennium Quest, Inc.

                Form 10-QSB for the Quarter ended March 31, 2007

                                Table of Contents


                                                                            Page
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation             9

  Item 3 Controls and Procedures                                              11

Part II - Other Information

  Item 1 Legal Proceedings                                                    12

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds          12

  Item 3 Defaults Upon Senior Securities                                      13

  Item 4 Submission of Matters to a Vote of Security Holders                  13

  Item 5 Other Information                                                    13

  Item 6 Exhibits                                                             13


Signatures                                                                    13


Part I
Item 1 - Financial Statements

                             Millennium Quest, Inc.
                          (a development stage company)
                       Unaudited Condensed Balance Sheets

                                                             March 31,     December 31,
                                                               2007           2006
                                                             -------        -------

                                     ASSETS
Current Assets
   Cash                                                      $   623        $ 1,066
                                                             -------        -------

   Total Current Assets                                          623          1,066
                                                             -------        -------

Total Assets                                                 $   623        $ 1,066
                                                             =======        =======


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
   Current Liabilities
     Accounts payable                                        $13,424        $15,568
     Stockholder loans                                        32,000         27,000
     Accrued interest payable on stockholder loans             1,847          1,346
                                                             -------        -------

     Total Current Liabilities                                47,271         43,914
                                                             -------        -------


Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     5,000,000 shares authorized,
  none issued and outstanding                                    --             --
Common stock - $0.001 par value.
  20,000,000 shares authorized.
  2,261,643 shares issued and outstanding                      2,262          2,262
Capital in excess of par value                               163,788        163,788
Retained deficit                                            (106,991)      (106,991)
Deficit accumulated during the development stage            (105,707)      (101,907)
                                                           ---------      ---------

Total Stockholders' Equity (Deficit)                         (46,648)       (42,848)
                                                           ---------      ---------

Total Liabilities and Stockholders' Equity (Deficit)       $     623      $   1,066
                                                          ==========      =========




The  accompanying  notes  are an  integral  part of  these  unaudited  condensed financial statements.




                             Millennium Quest, Inc.
                          (a development stage company)
                  Unaudited Condensed Statements of Operations

                                                                                   Period from
                                                                                   May 4, 1994
                                                                                (date of reentry
                                          Three months        Three months       to development
                                              ended               ended          stage) through
                                         March 31, 2007      March 31, 2006      March 31, 2007
                                         --------------      --------------      --------------


Revenues                                   $      --            $      --            $      --
                                           -----------          -----------          -----------

Operating Expenses
   General and administrative expenses           3,301                7,266              112,899
                                           -----------          -----------          -----------

   Total operating expenses                      3,301                7,266              112,899
                                           -----------          -----------          -----------

Loss from operations                            (3,301)              (7,266)            (112,899)

Other Income (Expense)
   Interest expense - related party               (501)                (226)              (1,847)
   Interest and other income                         2                   16                9,039
                                           -----------          -----------          -----------

   Total other income (expense)                   (499)                (210)               7,192
                                           -----------          -----------          -----------

Loss before provision for income taxes          (3,800)              (7,476)            (105,707)

Provision for income taxes                        --                   --                   --
                                           -----------          -----------          -----------

Net Loss                                   $    (3,800)         $    (7,476)         $  (105,707)
                                           ===========          ===========          ===========

Net loss per share of common stock
   outstanding  -
   basic and fully diluted                  $     (0.00)   $     (0.00)
                                            ===========    ===========

Weighted-average number of shares
   outstanding - basic and fully diluted     2,261,643      2,101,643
                                            ===========    ===========




The  accompanying  notes  are an  integral  part of  these  unaudited  condensed financial statements.




                             Millennium Quest, Inc.
                          (a development stage company)
                  Unaudited Condensed Statements of Cash Flows

                                                                                                     Period from
                                                                                                     May 4, 1994
                                                                                                  (date of reentry
                                                            Three months        Three months       to development
                                                                ended               ended          stage) through
                                                           March 31, 2007      March 31, 2006      March 31, 2007
                                                           --------------      --------------      --------------

Cash Flows from Operating Activities
   Net loss                                                 $  (3,800)           $  (7,476)           $(105,707)
   Adjustments to reconcile net loss to
   net cash used by operating activities
     Non-cash expenses                                           --                  3,000               13,000
     Net increase (decrease) in
       Accounts payable                                        (2,144)              (8,227)              13,424
       Accrued interest payable on stockholder loans              501                  226                1,847
                                                            ---------            ---------            ---------
   Net cash used by operating activities                       (5,443)             (12,477)             (77,436)
                                                            ---------            ---------            ---------


Cash Flows from Investing Activities                             --                   --                   --
                                                            ---------            ---------            ---------


Cash Flows from Financing Activities
   Cash received from stockholder loans                         5,000               20,000               32,000
                                                            ---------            ---------            ---------

   Net cash provided by financing activities                    5,000               20,000               32,000
                                                            ---------            ---------            ---------

Net Increase (Decrease) in Cash                                  (443)               7,523              (45,436)

Cash at beginning of period                                     1,066                1,083               46,059
                                                            ---------            ---------            ---------

Cash at end of period                                       $     623            $   8,606            $     623
                                                            =========            =========            =========


Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid during the period                        $    --              $    --              $    --
                                                            =========            =========            =========
     Income taxes paid during the period                    $    --              $    --              $    --
                                                            =========            =========            =========




The  accompanying  notes  are an  integral  part of  these  unaudited  condensed financial statements.

                             Millennium Quest, Inc.
                          (a development stage company)
                Notes to Unaudited Condensed Financial Statements

Note A - Summary of Significant Accounting Policies

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

Note B - Going Concern Uncertainty

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

Note C - Stockholder Loans

C&C Investment Partnership, an affiliate of the Company's former officers, loaned an additional $5,000 to the Company on February 27, 2007. This loan is evidenced by promissory note bearing in interest at 7% per annum. As of March 31, 2007, the Company owes a total of $32,000 in principal and has accrued an aggregate $1,847 in interest payable on these loans. The interest expense on these loans was $501 and $226 during the three months ended March 31, 2007 and 2006, respectively.

Note D - Income Taxes

Due to changes in control in April and May 2007, the Company has a nominal net operating loss carryforward available for future periods. The ultimate amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt rate; continuity of historical business; and subsequent taxable income of the Company all enter into the computation of allowable annual utilization of the net operating loss carryforwards.




                             Millennium Quest, Inc.
                          (a development stage company)
                Notes to Unaudited Condensed Financial Statements

Note D - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2007 and 2006 differed from the combined statutory federal and state rate of 23.7 percent as follows:

                                                          Three months     Three months
                                                            ended             ended
                                                         March 31, 2007   March 31, 2006
                                                         --------------   --------------

Statutory rate applied to income before income taxes        $  (901)         $(1,772)
Income tax effect resulting from:
     Federal benefit of state income taxes                       50               98
     Change in valuation allowance                              851            1,674
                                                            -------          -------

         Income tax expense                                 $  --            $  --
                                                            =======          =======


As of March 31, 2007, the Company's deferred tax assets and valuation allowance are as follows:


       Deferred tax assets
         Deferred compensation                               $     672
         Net operating loss carryforwards                       31,587
         Less valuation allowance                              (32,259)
                                                             ----------

         Net Deferred Tax Assets                             $     --
                                                             ===========


Note E - Subsequent Events

Sale of Series A Voting Convertible Preferred Stock - On April 5, 2007, the Company entered into a Stock Purchase Agreement ("Stock Purchase Agreement") by and among Dimitri Cocorinis and Terry Cononelos, former officers, directors and principal stockholders of the Company, and Halter Financial Investments, L.P. ("Halter"), a Texas limited partnership, pursuant to which Halter has agreed to purchase and acquire from the Company, and the Company agrees to sell and deliver to Halter, 100,000 restricted, unregistered shares of the Company's Series A Voting Convertible Preferred stock, par value $0.001 ("the Shares"), in consideration of Halter's payment to the Company of $455,000 in immediately available funds. The Shares shall have voting rights equivalent to, and shall be convertible into, 42,856,000 shares of the Company's common stock. This transaction closed on April 10, 2007, and Terry Cononelos and Dimitri Cocorinis resigned from their positions as officers of the Company, Terry Cononelos resigned from his position as a director of the Company, and Timothy P. Halter was appointed as President, Secretary and a director of the Company to fill the vacancies created by such resignations. Later in April 2007, Dimitri Cocorinis also resigned from his position as a director of the Company.

Cash Dividend - In connection with the Stock Purchase Agreement, the Company declared a $0.1827 per share liquidating cash dividend to stockholders of record of 2,261,643 shares of common stock on April 16, 2007.

                             Millennium Quest, Inc.
                          (a development stage company)
                Notes to Unaudited Condensed Financial Statements

Note E - Subsequent Events - Continued

Common Stock Issued to Settle Loans - In connection with the Stock Purchase Agreement, C&C Investment Partnership ("C&C"), a partnership owned by the Company's two former officers, entered into a Settlement and Stock Issuance Agreement with the Company, pursuant to which C&C and its principals agreed to accept the issuance to them of a total of 2,500,000 shares of restricted common stock of the Company in payment and satisfaction of $25,000 in principal amount of notes payable obligations to C&C.

Consulting Agreements - On April 24, 2007, the Company entered into separate consulting agreements ("Consulting Agreements") with Heritage Management Consultants, Inc. ("Heritage") and Shufang Zhang ("Zhang"). Heritage and Zhang have each been engaged to assist the Company in its efforts to consummate a business combination transaction with a privately-held entity. In consideration for the services to be provided under the Consulting Agreements, Heritage and Zhang received 1,642,000 and 4,105,000 shares of the Company's common stock, respectively.

Common Stock Split - On April 30, 2007, the Company's Board of Directors approved, subject to receiving the approval of the holders of a majority of the Company's outstanding capital stock, a 1-for-32.84 reverse split of the Company's issued and outstanding common stock.

Amendment to Certificate of Incorporation - On April 30, 2007, the Company's Board of Directors approved, subject to receiving the approval of the holders of a majority of the Company's outstanding capital stock, an amendment and restatement of the Company's Restated Certificate of Incorporation to increase the total authorized stock from 20,000,000 to 200,000,000 shares of Common Stock and change the name of the Company to "American Lorain Corporation".

Business Combination - On May 3, 2007, the Company entered into a Share Exchange Agreement ("Share Exchange Agreement") with International Lorain Holding, Inc., a Cayman Islands company, and its sole shareholder, Mr. Hisashi Akazawa. Pursuant to the Share Exchange Agreement, Mr. Akazawa agreed to transfer all of the shares of the capital stock of International Lorain Holding, Inc. held by him, constituting all of the issued and outstanding stock of International Lorain Holding, Inc., in exchange for 697,663 shares of the Company's new Series B Voting Convertible Preferred Stock. The Company has designated 1,000,000 shares of preferred stock as Series B with each share having voting rights equivalent to, and being convertible into, approximately 23.375 shares of common stock and having a stated value of $66.15 that would be paid first in the event of the liquidation of the Company.



Sale of Series B Voting Convertible Preferred Stock and Common Stock Warrants -On May 3, 2007, in connection with the Share Exchange Agreement, the Company entered into Securities Purchase Agreements with certain accredited investors, pursuant to which the Company agreed to issue and sell to these investors 299,055.78 shares of our Series B Voting Convertible Preferred Stock and warrants for the purchase of 45,912,455 shares of the Company's common stock for approximately $19.8 million. These warrants are for a term of 3 years and have an exercise price of $0.1294153 per share.

Grant of Common Stock Warrants - In connection with the Share Exchange Agreement, the Company agreed to issue warrants to consultants for the purchase of 16,069,594 shares of common stock, which warrants are for a term of 3 years and have an exercise price of $0.1294153 per share.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information


Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2007 and 2006.

General and administrative expenses for each of the respective three-month periods ended March 31, 2007 and 2006 were nominal, consisting principally of professional fees and other expenses related to the Company's compliance with the Company's filing requirements under the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with its periodic reporting requirements.

Net loss per share for the respective three-month periods ended March 31, 2007 and 2006 were $0.00 and $0.00 based on the weighted-average shares issued and outstanding for each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes an acquisition with an operating company.

Liquidity and Capital Resources

At March 31, 2007, the Company had working capital of $(46,648).

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Transactions subsequent to March 31, 2007

On April 5, 2007, we entered into a Stock Purchase Agreement (Stock Purchase Agreement) by and among Dimitri Cocorinis and Terry Cononelos, former officers, directors and principal stockholders of the Company, and Halter Financial Investments, L.P. (Halter), a Texas limited partnership, pursuant to which Halter has agreed to purchase and acquire from the Company, and the Company agreed to sell and deliver to Halter, 100,000 restricted, unregistered shares of the Company's Series A Voting Convertible Preferred stock, par value $0.001 (the "Shares"), in consideration of Halter's payment to the Company of $455,000 in immediately available funds at Closing. The Shares shall have voting rights equivalent to, and shall be convertible into, 42,856,000 shares of our common stock.


The Stock Purchase Agreement contemplates that on or prior to the Closing Date, we shall declare a special cash distribution to the stockholders of record of the Company's common stock. Such special cash distribution shall be in the aggregate amount of approximately $415,000 or approximately $0.18 per share for each of the 2,261,643 shares of common stock outstanding on the record date for such distribution; provided, however, that in no event shall the aggregate amount of such distribution exceed the amount permitted by the Delaware General Corporation Law. This special distribution totaled $413,202.

In connection with the Stock Purchase Agreement, C&C Investment Partnership (C&C), a partnership owned by our then officers, entered into a Settlement and Stock Issuance Agreement (Settlement Agreement) with the Company, pursuant to which C&C and its principals agreed, following the Closing, to accept the issuance to them of a total of 2,500,000 shares of restricted, unregistered common stock of the Company in payment and satisfaction of $25,000 in principal amount of notes payable obligations to C&C. The shares issuable under the Settlement Agreement will not participate in the special dividend.

Promptly following the execution of the Stock Purchase Agreement, we undertook the actions required by Regulation 14f-1 promulgated under the Securities Exchange Act of 1934, as amended, with respect to a change in the Company's management. On the Closing Date, Terry Cononelos and Dimitri Cocorinis resigned from their positions as officers of the Company, and Terry Cononelos resigned from his position as a director of the Company and Timothy P. Halter was appointed as President, Secretary and a director of the Company to fill the vacancies created by such resignations. Following the expiration of the waiting period required by Regulation 14f-1, Dimitri Cocorinis resigned from his position as a director of the Company.

The above discussed transaction(s) closed on April 10, 2007.

On April 24, 2007, we entered into separate consulting agreements (Consulting Agreements) with Heritage Management Consultants, Inc. (Heritage) and Shufang Zhang (Zhang), respectively. Heritage and Zhang have each been engaged to assist the Company in its efforts to consummate a business combination transaction with a privately-held entity. In consideration for the services to be provided under the Consulting Agreements, Heritage and Zhang received 1,642,000 and 4,105,000 shares of the Company's common stock, respectively.

On May 3, 2007, we entered into a share exchange agreement with International Lorain Holding, Inc., a Cayman Islands company, and its sole shareholder, Mr. Hisashi Akazawa (Share Exchange Agreement). Pursuant to the Share Exchange

Agreement, Mr. Akazawa agreed to transfer all of the shares of the capital stock of International Lorain Holding, Inc. held by him, constituting all of the issued and outstanding stock of International Lorain Holding, Inc., in exchange for a number of newly issued shares of our Series B Voting Convertible Preferred Stock that would, in the aggregate, constitute at least 65.43% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement and after giving effect to a financing transaction that resulted in gross proceeds to us of $19.8 million. In connection with the Share Exchange Agreement, Mr. Akazawa agreed not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of his shares of our Series B Voting Convertible Preferred Stock for a period of 12 months from the date of issuance of such stock.

On May 3, 2007 Mr. Akazawa, granted an option to Mr. Si Chen, our Chief Executive Officer, for the purchase of up to 627,897 of his shares of our Series B Voting Convertible Preferred Stock along with any shares of Common Stock that such Series B Preferred Stock may be converted into, pursuant to the terms of an Option Agreement, dated as of May 3, 2007, between Mr. Akazawa and Mr. Chen (the "Option Agreement"). Pursuant to the Option Agreement, if Mr. Chen exercises his option to purchase such shares he will be bound to the lock-up provisions of the Share Exchange Agreement mentioned above to the same extent to which Mr. Akazawa is bound as if Mr. Chen had been an original party to the Share Exchange Agreement.

On May 3, 2007, we entered into a securities purchase agreement with certain accredited investors (Securities Purchase Agreement), pursuant to which we issued and sold to these investors 299,055.78 shares of our Series B Voting Convertible Preferred Stock and warrants for the purchase of up to an aggregate of 45,912,455 shares of our Common Stock for approximately $19.8 million. At the same time, we entered into a registration rights agreement with these investors under which, among other things, we agreed to register the shares of our common stock issuable upon conversion of our Series B Voting Convertible Preferred Stock as well as shares of our common stock issuable upon exercise of the warrants we issued to the investors within a pre-defined period.

Complete details of the above described transactions as well as copies of the Share Exchange Agreement and Option Agreement can be found in our Current Report on Form 8-K as filed with the SEC on May 9, 2007.


Item 3 - Controls and Procedures

The Company does not maintain a formal or written set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company's current informal disclosure controls and procedures would not constitute effective internal control over financial reporting as of March 31, 2007.

During the course of the Company's preparation of its December 2006 and March 2007 financial statements, including the audit of the year end financial statements by the Company's independent public accounting firm, certain material weaknesses in the Company's internal control over financial reporting were identified. These material weaknesses were (1) the delay in recording financial transactions, which could result in inadvertent errors or omissions, (2) the lack of an organized system of document review, signing, retaining copies, and orderly filing, (3) the lack of a significant segregation of duties or review of financial transactions and (4) the lack of documentation of controls and accounting procedures.

The material weaknesses described above are the direct result of a lack of resources and accounting personnel. The Company's chief executive officer had the primary responsibility for receipts and disbursements, and for the preparation of financial statements and filing of periodic reports and other filings. Because of limited resources, the Company was impaired in its ability to segregate duties and to ensure consistently complete and accurate financial reporting. Notwithstanding these limitations, management had implemented a system that required the involvement of both officers in reviewing, recording, authorizing, processing and monitoring transactions, the engagement of accounting assistance when necessary; and the establishment of such additional accounting controls and systems as may be appropriate.

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

(b)  Changes in Internal Controls

     During the quarter ended March 31, 2007, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

     On April 5, 2007, we entered into a Stock Purchase Agreement (Stock Purchase Agreement) by and among Dimitri Cocorinis and Terry Cononelos, former officers, directors and principal stockholders of the Company, and Halter Financial Investments, L.P. (Halter), a Texas limited partnership, pursuant to which Halter has agreed to purchase and acquire from the
     Company, and the Company agreed to sell and deliver to Halter, 100,000 restricted, unregistered shares of the Company's Series A Voting
     Convertible Preferred stock, par value $0.001 (the "Shares"), in consideration of Halter's payment to the Company of $455,000 in immediately available funds at Closing. The Shares shall have voting rights equivalent to, and shall be convertible into, 42,856,000 shares of our common stock.


     In connection with the Stock Purchase Agreement, C&C Investment Partnership (C&C), a partnership owned by our then officers, entered into a Settlement and Stock Issuance Agreement (Settlement Agreement) with the Company, pursuant to which C&C and its principals agreed, following the Closing, to accept the issuance to them of a total of 2,500,000 shares of restricted, unregistered common stock of the Company in payment and satisfaction of $25,000 in principal amount of notes payable obligations to C&C.

     The above discussed transaction(s) closed on April 10, 2007.

     On April 24, 2007, we entered into separate consulting agreements (Consulting Agreements) with Heritage Management Consultants, Inc. (Heritage) and Shufang Zhang (Zhang), respectively. Heritage and Zhang have each been engaged to assist the Company in its efforts to consummate a business combination transaction with a privately-held entity. In consideration for the services to be provided under the Consulting Agreements, Heritage and Zhang received 1,642,000 and 4,105,000 shares of the Company's common stock, respectively.

     On May 3, 2007, we entered into a share exchange agreement with International Lorain Holding, Inc., a Cayman Islands company, and its sole shareholder, Mr. Hisashi Akazawa (Share Exchange Agreement). Pursuant to the Share Exchange Agreement, Mr. Akazawa agreed to transfer all of the shares of the capital stock of International Lorain Holding, Inc. held by him, constituting all of the issued and outstanding stock of International Lorain Holding, Inc., in exchange for a number of newly issued shares of our Series B Voting Convertible Preferred Stock that would, in the aggregate, constitute at least 65.43% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement and after giving effect to a financing transaction that resulted in gross proceeds to us of approximately $20.0 million. In connection with the Share Exchange Agreement, Mr. Akazawa agreed not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of his shares of our Series B Voting Convertible Preferred Stock for a period of 12 months from the date of issuance of such stock.

     On May 3, 2007 Mr. Akazawa, granted an option to Mr. Si Chen, our Chief Executive Officer, for the purchase of up to 627,897 of his shares of our Series B Voting Convertible Preferred Stock along with any shares of Common Stock that such Series B Preferred Stock may be converted into, pursuant to the terms of an Option Agreement, dated as of May 3, 2007, between Mr. Akazawa and Mr. Chen (the "Option Agreement"). Pursuant to the Option Agreement, if Mr. Chen exercises his option to purchase such shares he will be bound to the lock-up provisions of the Share Exchange Agreement mentioned above to the same extent to which Mr. Akazawa is bound as if Mr. Chen had been an original party to the Share Exchange Agreement.

     On May 3, 2007, we entered into a securities purchase agreement with certain accredited investors (Securities Purchase Agreement), pursuant to which we issued and sold to these investors 299,055.78 shares of our Series B Voting Convertible Preferred Stock and warrants for the purchase of up to an aggregate of 45,912,455 shares of our Common Stock for approximately $19.8 million. At the same time, we entered into a registration rights agreement with these investors under which, among other things, we agreed to register the shares of our common stock issuable upon conversion of our Series B Voting Convertible Preferred Stock as well as shares of our common stock issuable upon exercise of the warrants we issued to the investors within a pre-defined period.

     Complete details of the above described transactions as well as copies of the Share Exchange Agreement and Option Agreement can be found in our Current Report on Form 8-K as filed with the SEC on May 9, 2007.

Item 3 - Defaults on Senior Securities

   None.

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits

   31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

   31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer

   32.1   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         Millennium Quest, Inc.

Dated: May 17, 2007                                      By: /s/ Si Chen
       --- --- ----                                      -----------------------
                                                         Si Chen
                                                         Chief Executive Officer