Form 10-Q
period 2007-06-30
American Lorain CORP
filed 2007-08-20
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-31619

AMERICAN LORAIN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0430320
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer ID No.)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August 20, 2007, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,923,178

Table of Contents

		Page

Part I - Financial Information

Item 1	Financial Statements	3

Item 2	Management's Discussion and Analysis or Plan of Operation	18

Item 3	Controls and Procedures

Part II - Other Information

Item 1	Legal Proceedings	31

Item 2	Recent Sales of Unregistered Securities and Use of Proceeds	47

Item 3	Defaults Upon Senior Securities	48

Item 4	Submission of Matters to a Vote of Security Holders	48

Item 5	Other Information	48

Item 6	Exhibits	48

Signatures		49

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMERICAL LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in U.S. Dollars)

	Notes	2007	2006
ASSETS
Current assets
Cash and cash equivalents		$2,526,427	$2,316,425
Restricted cash	3	6,536,540	2,549,321
Short term Investment		6,951	26,618
Trade accounts receivable	4	8,903,779	11,805,229
Prepayments for raw materials		3,353,642	2,406,161
Income tax prepayment		-	38,375
Other receivables		9,637,204	4,466,169
Inventories	5	13,773,027	12,294,354
Total current assets		$44,737,570	$35,902,652

Other Assets
Property, plant and equipment, net	6	13,100,394	8,883,464
Leasehold land, net	7	2,852,723	2,777,476
Total Non Current Assets		$15,953,117	$11,660,940

TOTAL ASSETS		$60,690,687	$47,563,592

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans		$16,062,061	$21,858,467
Current maturities of long term debts		-	5,117
Accounts and notes payable		3,615,618	5,262,549
Customers’ deposits		727,216	843,089
Accrued expenses and other		5,938,551	10,228,267
Income tax payable		307,376	402,217
Total current liabilities		$26,650,822	$38,599,706

Long term bank loans		1,416,921	1,384,741

TOTAL LIABILITIES		$28,067,743	$39,984,447

See notes to consolidated financial statements and accountant's report

AMERICAL LORAIN CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	Notes	2007	2006

Minority interests		$3,629,879	$3,474,042

STOCKHOLDERS’ EQUITY
Series A voting convertible preferred stock
$0.001 par value, 100,000 shares
authorized; 100,000 shares issued but
immediately converted to common stock		$-	$-

Series B voting convertible preferred stock
$0.001 par value, 1,000,000 shares
authorized; 996,718.78 shares issued but
immediately converted to common stock		-	-

Common stock, $0.001 par value,
200,000,000 shares authorized;
35,111,908 and 28,121,507 shares issued
and outstanding at June 30, 2007 and
December 31, 2006	8	35,112	28,122

Additional Paid-in Capital	8	20,349,190	-
Statutory reserves		2,495,587	904,594
Retained earnings		4,589,115	3,141,804
Accumulated other comprehensive income		1,524,061	30,583

Total Stockholders’ Equity		$28,993,065	$4,105,103

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$60,690,687	$47,563,592

See notes to consolidated financial statements and accountant's report

AMERICAL LORAIN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

		Six months ended June 30,		Three months ended June 30,
	Note	2007	2006	2007	2006
Revenue
Net revenues		$25,242,021	$15,090,325	$13,343,209	$9,502,539
Cost of revenues		(19,341,479)	(11,725,331)	(10,388,680)	(7,438,589)

Gross profit		5,900,542	3,364,994	2,954,529	2,063,950

Operating expenses
Selling and marketing expenses		(422,750)	(623,870)	(296,917)	(327,225)
General and administrative expenses		(820,140)	(673,868)	(460,141)	(311,905)

Income from continuing operations		4,657,652	2,067,256	2,197,471	1,424,820

Finance costs, net		(1,303,281)	(744,074)	(764,201)	(379,687)
Government grant		-	-	-	(2,910)
Sundry		33,824	15,704	26,103	15,704
Other income		-	-	-	(58,751)
Other expenses	9	(1,333,429)	(34,148)	(1,329,203)	(3,901)

Income before taxation		2,054,766	1,304,738	130,170	995,275
Income tax	10	(615,577)	(270,129)	(285,597)	(190,878)

Net income before minority interests		1,439,189	1,034,609	(155,427)	804,397
Minority interests		(155,837)	4,283	(54,442)	484,652

Net income		$1,283,352	$1,038,892	$(209,869)	$1,289,049

Net income per share, basic and
diluted		$0.0366	$0.0295	$(0.00746)	$0.0458

Weighted average shares
outstanding of common stock		35,111,908	35,111,908	28,121,507	28,121,507

See notes to consolidated financial statements and accountant's report

AMERICAL LORAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTHS AND THREE-MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Cash Flows from Operating Activities
Net income	$1,283,352	$1,038,892	$(209,869)	$1,289,049
Depreciation	345,003	378,516	185,240	233,844
Amortization	24,019	24,019	5,981	13,593
Minority interest	155,837	(4,283)	54,442	(484,652)

Increase in accounts and other receivables	(3,178,691)	(4,681,372)	(6,173,644)	(9,068,823)
(Increase)/decrease in inventories	(1,478,673)	(8,189,298)	(2,565,667)	(4,785,675)
Increase/(decrease) in accounts and other payables	(6,147,360)	16,012,172	(7,514,109)	13,034,878

Net cash (used in)/provided by operating activities	$(8,996,513)	$4,578,646	$(16,217,626)	$232,214

Cash Flows from Investing Activities
Purchase of Landscaping, plant and tree	(1,031,299)	(1,000,000)	(1,031,299)	(1,000,000)
Purchase of plant and equipment	-	(7,506,599)	(887,995)	(6,898,494)
Purchase of leasehold land	-	(1,530,817)		(1,530,817)
(Increase)/Decrease in restricted cash	(3,987,219)	2,838,067	(6,209,092)	246,183
Payment of cost of lease payment	-	-	1,081,811	105,259
Investment in short term securities	19,667	16,474	19,930	20,908
Construction in Progress	(777,177)	(500,000)	(777,177)	(500,000)

Cash (Used)/Sourced in Investing Activities	$(5,776,028)	(7,682,875)	$(7,803,822)	$(9,556,961)

Cash Flows from Financing Activities
Bank borrowings, net of payment	(5,769,343)	(2,675,029)	(2,618,282)	(51,170)
Issue of common stock	103,679	-	103,679	-
Additional Paid-in capital	20,260,623	-	20,260,623	-

Cash (Used)/Sourced in Financing Activities	$14,594,959	$(2,675,029)	$17,746,020	$(51,170)

Net Increase in Cash & Cash Equivalents for the Period	$(177,582)	$(5,779,258)	$(6,275,428)	$(9,375,917)

Effect of foreign currency translation on Cash & Cash equivalents	387,585	(220,895)	351,291	(750,574)

Cash & Cash Equivalents at Beginning of Period	2,316,425	7,429,038	8,450,565	11,555,376

Cash & Cash Equivalents at End of Period	$2,526,428	1,428,885	$2,526,428	$1,428,885

See notes to consolidated financial statements and accountant's report

1.  ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPAL ACTIVITIES

(a)	Organization history of American Lorain Corporation (formerly known as Millennium Quest, Inc.)

American Lorain Corporation (the “Company” or “ALC”) is a Delaware corporation incorporated on February 4, 1986. From inception through May 3, 2007, the Company did not engage in any active business operations other than in search and evaluation of potential business opportunity to become an acquiree of a reverse-merger deal.

(b)	Organization History of International Lorain Holding Inc. and its subsidiaries

International Lorain Holding Inc. (“ILH”) is a Cayman Islands company incorporated on August 4, 2006 and was wholly-owned by Mr. Hisashi Akazawa. Through restructuring and acquisition in 2006, the Company presently has two direct wholly-owned subsidiaries, Junan Hongrun and Luotian Lorain, and one indirectly wholly-owned subsidiary through Junan Hongrun, which is Beijing Lorain.

In addition, the Company directly and indirectly has 80.2% ownership of Shandong Lorain. The other 19.8% is owned by Shandong Economic Development Investment Co. Ltd., a State-owned entity is not included as a part of the Group.

(c)	Reverse-Merger

On May 3, 2007, the Company entered into a share exchange agreement with International Lorain Holding Inc. (“ILH”) whereby the Company consummated its acquisition of Lorain by issuance of 697,663 Series B voting convertible preferred shares to the shareholders of Lorain in exchange of 5,099,503 Lorain shares. Concurrently on May 3, 2007, the Company issued 299,058.78 Series B voting convertible preferred shares (which were later converted to 6,990,401 common shares) at a selling price of $2.87 per share to certain private investors.

The share exchange transaction and the private financing transaction are collectively referred to hereafter as the “reverse-merger transaction.” The share exchange transaction has been accounted for as a recapitalization of ALC where the Company (the legal acquirer) is considered the accounting acquiree and ILH (the acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of ILH.

Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer, ALC. The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented. See also Note 12 Capitalization.

(d)	Business Activities

The Company develops, manufactures, and sells convenience foods (such as cut fruit and premixed salads, which are known as lightly processed; ready-to-cook (or RTC) meals; ready-to-eat (or RTE) meals and meals ready-to-eat (or MRE); chestnut products; and frozen, canned, and bulk foods, in hundreds of varieties. The Company operates through indirect Chinese subsidiaries. The products are sold in 19 provinces and administrative regions in China and 23 foreign countries. Food products are categorized into three types: (1) chestnut products, (2) convenience food, and (3) frozen, canned, and bulk food.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

(b)	Principles of Consolidation

The consolidated financial statements which include the Company and its subsidiaries, are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries; ownership interest of minority investors are recorded as minority interests.

The Company owned the four subsidiaries since its reverse-merger on May 3, 2007. As of June 30, 2007, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
Shandong Green Foodstuff Co., Ltd	PRC	80.2	$12,901,823	(RMB 100,860,000)
Luotian Green Foodstuff Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000)
Junan Hongrun Foodstuff Co., Ltd	PRC	100	$2,430,445	(RMB 19,000,000)
Beijing Green Foodstuff Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000)

(c)	Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(d)	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(e)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts only in the PRC. The Company does not maintain any bank accounts in the United States of America.

(f)	Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

(g)	Inventories

Inventories consisting of finished goods and raw materials are stated at the lower of cost or market value. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

(h)	Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	40 years
Machinery and equipment	10 years
Motor vehicles	10 years
Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(i)	Construction in progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

(j)	Leasehold Land

Leasehold Land represents the cost of land use rights in the PRC. Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years.

(k)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the reporting periods, there was no impairment loss.

(l)	Investment securities

The Company classifies its equity securities into trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All securities not included in trading securities are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in the net income. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from net income and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged as an expense to the statement of income and comprehensive income and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end, and forecasted performance of the investee.

Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

(m)	Customer deposits

Customer deposits were received from customers in connection with orders of products to be delivered in future periods.

(n)	Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

(o)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

(p)	Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). , No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

(q)	Advertising

All advertising costs are expensed as incurred.

(r)	Shipping and handling

All shipping and handling are expensed as incurred.

(s)	Research and development

All research and development costs are expensed as incurred.

(t)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the pro forma consolidated statement of income as incurred.

(u)	Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

(v)	Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the years.

(w)	Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	June 30, 2007	December 31, 2006	June 30, 2006
Year end RMB : US$ exchange rate	7.6248	7.8175	8.0065
Average yearly RMB : US$ exchange rate	7.72999	7.98189	8.03924

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(x)	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(y)	Segment reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.

(z)	Recent accounting pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115” (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

The Company does not anticipate that the adoption of the above standards will have a material impact on these consolidated financial statements.

3.  RESTRICTED CASH

Restricted Cash represents cash placed with banks to secure banking facilities, which are comprised of loans and notes payable in addition to other collateral.

4.  TRADE ACCOUNTS RECEIVABLE

	2007	2006
Trade accounts receivable	$9,130,660	$12,032,110
Less: Allowance for doubtful accounts	(221,881)	(226,881)

	$8,903,779	$11,805,229

The Group offer credit terms of between 90 to 180 days to most of their international distributors and between 30 to 90 days for most of their domestic distributors.

An analysis of the allowance for doubtful accounts for the period ended June 30, 2007 and December 31, 2006 is as follows:

	2007	2006
Balance at beginning of year	$226,881	$-
Arising through acquisition	-	67,090
Addition of bad debt expense, net	-	159,791

Balance at end of year	$226,881	$226,881

5.  INVENTORIES

Inventories at June 30, 2007 and December 31, 2006 consists of the following:

	2007	2006
Raw materials	$6,560,319	$7,785,927
Finished goods	7,212,708	4,508,427

	$13,773,027	$12,294,354

6.  PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at June 30, 2007 consist of the following:

	2007	2006
At cost
Buildings	$8,395,048	$5,706,515
Machinery and equipment	4,869,942	3,658,663
Office equipment	227,060	163,100
Motor vehicles	329,043	245,139

	$13,821,093	$10,236,071
Less: accumulated depreciation	(2,529,175)	(2,184,172)
Landscaping, plant and tree	1,031,299
Construction in progress	777,177	831,565

	$13,100,394	$8,883,464

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories. Capital commitments for the construction are immaterial for the three year.

Landscaping, plant and tree is chestnut trees investment in the development of agricultural operations, which have not been the significant source of the raw materials needed for the Company’s operations to date.

7.  LEASEHOLD LAND, NET

Leasehold Land at June 30, 2007 and December 31, 2006 consists of the following:

	2007	2006
Leasehold Land, at cost	$2,985,853	$2,886,587
Accumulated amortization	(133,130)	(109,111)

	$2,852,723	$2,777,476

Leasehold Land represents the prepaid land use right. The PRC government owns the land on which the Company’s corporate campus is being constructed.

Amortization expense, which is calculated by straight-line, for the above leasehold land was $24,019 and $23,788 for the period ended June 30, 2007 and December 31, 2006.

8.  CAPITALIZATION

As a result of the reverse-merger on May 3, 2007 involving an exchange of shares and issuance of shares to private investors and other parties involved in the deal, total capitalization of the Company by common stock and Series A and B of preferred stock with related additional paid-in capital at June 30, 2007 and December 31, 2006 are depicted in the following table:

Name of Shareholder	Number of Shares	Stock Capital	Additional Paid-in capital
Shareholders of International Lorain Holding Inc. (697,663 Series B preferred shares converted to common shares)	$16,307,872	$16,308	$(16,148)
Halter Financial Investments LP and Other (100,000 Series A preferred shares converted to common shares)	1,304,992	1,305	(1,305)
Original Shareholders of Millennium Quest before reverse-merger	10,508,643	10,509	(10,509)
Private Investors (299,055.78 Series B preferred shares converted to common shares)	6,990,401	6,990	19,318,943
Less: Cost of issue	-	-	(2,043,295)
Original Additional Paid-in capital from the 4 PRC subsidiaries	-	-	3,101,504

	$35,111,908	$35,112	$20,349,190

9.  OTHER EXPENSES

Included in this heading of expense was casualty loss on the Company’s Beijing production facility, which had a fire due to electricity short-circuit on May 26, 2007. The cost to rebuild the facility and replace equipment incurred during the current quarter amounted to $ 1,243,000 (RMB 9,500,000). Production was restored to normal during early August 2007.

10.  INCOME TAXES

All of the Group’s income before income taxes and related tax expenses are from PRC sources. In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, also in accordance with the relevant taxation laws in the PRC, some of the subsidiaries of the Group are eligible for tax exemption. In particular, from the time that a company has its first profitable tax year, the company is exempt from corporate income tax for its first two year and is then entitled to a 50% tax reduction for the succeeding three year. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 33% to income before income tax for the period from August 4, 2006 (date of incorporation) to December 31, 2006 for the following reasons:

	2007	2006
Income before tax	$2,054,766	$5,411,264

Tax at the income tax rate	678,072	1,785,717
Effect of tax exemption granted	(62,495)	(842,586)

Income tax	$615,577	$943,131

As of June 30, 2007, there existed no deferred tax assets or liabilities for the Group pursuant to the PRC tax law.

PART I. ITEM. 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a Delaware corporation that was incorporated on February 4, 1986 and we are headquartered in Shandong Province, China. From our inception in 1986 until May 3, 2007, when we completed a reverse acquisition transaction with Lorain Holding, we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

We develop, manufacture and sell convenience foods. Convenience foods like cut fruit and premixed salads, which are known as lightly processed -- our convenience foods include ready-to-cook (or RTC) meals, ready-to-eat (or RTE) meals and meals ready-to-eat (or MREs), chestnut products, and frozen, canned and bulk foods, in hundreds of varieties. We operate through our indirect Chinese subsidiaries. Our products are sold in 19 provinces and administrative regions in China and 23 foreign countries.

Background and History of Lorain Holding and its Operating Subsidiaries and Affiliates

Lorain Holding was incorporated in the Cayman Islands in August 2006. Lorain Holding presently has two direct, wholly-owned Chinese operating subsidiaries: Luotian Lorain and Junan Hongrun, one indirect wholly owned operating subsidiary, Beijing Lorain, and one majority-owned subsidiary, Shandong Lorain, which is 80.2% owned by us (with Shandong Economic Development Investment Co. Ltd. owning the remaining 19.8% interest). We sometimes refer to these four Chinese operating subsidiaries as the Lorain Group Companies.

Recent Developments

On July 17th, we have changed our company name into American Lorain Corporation and completed reverse split of stock.

In the second quarter, Shandong Lorain worked on constructing an egg-processing workshop, the estimated cost of which is 14 million RMB (U.S. $1.81 million). Ten percent of this project has been completed and the final completion is anticipated the end of this year. During the same period, Shandong Lorain worked on constructing a sewage plant, for which 1.45 million RMB (U.S. $0.18 million) has been spent, and seventy percent of the project has been completed. The reconstruction of Beijing Lorain, which factory was damaged during the fire mentioned below, has been finished, and the factory will resume operation at the end of this August.

Uncertainties that Affect our Financial Condition

May 26, 2007, as the result of a short circuit there was a fire at Beijing Green Foodstuff Co., Ltd. (“Beijing Lorain”).The fire consumed production space and equipment that was worth approximately 10.16 million RMB (U.S. $1.3 million) on the Company’s books. The local government of Miyun County has subsidized 1.2 million RMB (U.S. $0.16 million) of the cost of rebuilding the facility on July 18, 2007. Additionally, the Company estimates an approximate U.S. $1 million loss of revenue.

The cost of one of our raw materials, asparagus, increased dramatically during the second quarter of 2007. Accordingly, the selling price of our asparagus products increased significantly, which led to decreased sales volume of such products in the foreign market.

Results of Operations

Three months Ended June 30, 2007 Compared to Three months Ended June 30, 2006

The following table summarizes the results of our operations during the three-month period ended June 30, 2007 and ended June 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2007 to the three-month period ended June 30, 2006.

AMERICAL LORAIN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

		Three months ended June 30,		Dollar ($)	Percentage(%)
	Note	2007	2006	Increase (Decrease)	Increase (Decrease)
Revenue
Net revenues		$13,343,209	$9,502,539	3,840,670	40.42%
Cost of revenues		(10,388,680)	(7,438,589)	2,950,091	39.66%

Gross profit		2,954,529	2,063,950	890,579	43.15%

Operating expenses
Selling and marketing expenses		(296,917)	(327,225)	(30,308)	(9.26%)
General and administrative expenses		(460,141)	(311,905)	148,236	47.52%

Income from continuing operations		2,197,471	1,424,820	772,651	54.23%

Finance costs, net		(764,201)	(379,687)	384,514	101.27%
Government grant		-	(2,910)	(2,910)	(100%)
Sundry		26,103	15,704	10,399	66.22%
Other income		-	(58,751)	(58,751)	(100%)
Other expenses	9	(1,329,203)	(3,901)	1,325,302	33973.39%

Income before taxation		130,170	995,275	(865,105)	(86.92%)
Income tax	10	(285,597)	(190,878)	94,719	49.62%

Net income before minority interests		(155,427)	804,397	(959,824)	(119.32%)
Minority interests		(54,442)	484,652	(539,094)	(111.23%)

Net income		$(209,869)	$1,289,049	$(1,498,918)	(116.28%)

Net Revenues. Our net revenue for the three months ended June 30, 2007 amounted to $13.34 million, which is approximately $3.84 million or 40.42% more than that of the same period ended on June 30, 2006, where we had revenue of $9.5 million.  This increase was attributable to an increase of 94.48% in domestic sales as compared to the same period ended June 30, 2006, in spite of the fact that our sales in foreign market decreased by 42.47% due primarily to a general lack of confidence with Chinese food which occurred in the foreign markets in the second quarter and also due to increased selling price of our asparagus products.

Cost of Revenues. Our cost of goods sold, which consists of raw materials, direct labor and manufacturing overhead expenses, was $10.39 million for the three month period ended June 30, 2007, a increase of $2.95 million or 39.66%, as compared to $7.44 million for the three month period ended June 30, 2006. This increase was mainly attributable to increased volume of products sold.

Gross Profit. Our gross profit increased $0.89 million , or 43.15% to $2.95 million for the three months ended June 30, 2007 from $2.06 million for the same period in 2006. This increase was mainly attributable to the increase in sales.

Selling and Marketing Expenses. Selling and marketing expenses decreased $0.03 million, or 9.26% to $0.30 million for the three months ended June 30, 2007 from $0.33 million for the same period in 2006. This decrease mainly resulted from decreased transportation cost for export sales as the sale volume in foreign market decreased.

General and Administrative Expenses. General and administrative expenses increased $0.15 million, or 47.52% to $0.46 million for the three months ended June 30, 2007 from $0.31 million for the same period of 2006. The increase of general and administrative expenses was primarily attributable to (1) increased compensation for managerial personnel and (2) increased traveling and lodging expenses associated with increased field sales efforts.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest decreased $0.87 million or 86.92% to $0.13 million for the three months ended June 30, 2007 from $1.00 million for the same period of 2006. The decrease was primarily attributed to the substantial loss incurred by Beijing Lorain due to the fire.

Income Taxes. Income taxes increased $0.09 million or 49.62% to $0.28 million for the three months ended June 30, 2007 from $0.19 million RMB for the same period of 2006. The increase of tax paid was primarily a result of higher income achieved by all the subsidiaries except for Beijing Lorain.

 On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application, scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law will be effective on January 1, 2008.  According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries may be subject to change.  As the implementation details have not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

Net Income. Net income decreased $1.50 million , or 116.28% to $0.21 million for the three months ended June 30, 2007 from$ 1.29 million for the same period of 2006.

Six months Ended June 30, 2007 Compared to Six months Ended June 30, 2006

The following table summarizes the results of our operations during the six-month period ended June 30, 2007 and ended June 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2007 to the six-month period ended June 30, 2006.

(All amounts, other than percentages, are in thousands of U.S. dollars)

	Six months ended June 30,		Dollar ($)	Percentage (%)
	2007	2006	Increase (Decrease)	Increase (Decrease)
Revenue
Net revenues	$25,242,021	$15,090,325	$10,151,696	67.27%
Cost of revenues	(19,341,479)	(11,725,331)	7,616,148	64.95%

Gross profit	5,900,542	3,364,994	2,535,548	75.35%

Operating expenses
Selling and marketing expenses	(422,750)	(623,870)	(201,120)	(32.23%)
General and administrative expenses	(820,140)	(673,868)	146,272	21.7%

Income from continuing operations	4,657,652	2,067,256	2,590,396	125.30%

Finance costs, net	(1,303,281)	(744,074)	559,207	75.15%
Government grant	-	-
Sundry	33,824	15,704	18,120	115.38%
Other income	-	-
Other expenses	(1,333,429)	(34,148)	1,299,281	3804.85%

Income before taxation	2,054,766	1,304,738	750,028	57.48%
Income tax	(615,577)	(270,129)	345,448	127.88%

Net income before minority interests	1,439,189	1,034,609	404,580	39.1%
Minority interests	(155,837)	4,283	160,120	3738.5%

Net income	$1,283,352	$1,038,892	$244,460	23.53%

Net Revenues. Our net revenue for the six months ended June 30, 2007 amounted to $25.24 million, which is approximately $10.15 million or 67.27% more than that of the same period ended on June 30, 2006, where we had revenue of $15.09 million. The increased revenues were attributable to the expansion of our customer base and our strengthened marketing activities.

Cost of Revenues. Our cost of goods sold, which consists of raw materials, direct labor and manufacturing overhead expenses, was $19.34 million for the six month period ended June 30, 2007, a increase of $7.62 million or 64.95%, as compared to $11.72 million for the six month period ended June 30, 2006. The cost of goods sold increased because the sales in the first six months of 2007 increased as compared to the same period ended June 30, 2006.

Gross Profit. Our gross profit increased $2.54 million, or 75.35% to $5.9 million for the six months ended June 30, 2007 from $3.36 million for the same period in 2006. This increase was attributable to the increased sales of chestnuts products as a percentage of total sales, since chestnuts have higher gross profit margin.

Selling and Marketing Expenses. Selling and marketing expenses decreased $0.20 million, or 32.23% to $0.42 million for the six months ended June 30, 2007 from $0.62 million for the same period in 2006. This decrease mainly resulted from decreased transportation cost for export sales as foreign sales decreased as a percentage of total sales.

General and Administrative Expenses. General and administrative expenses increased $0.15 million, or 21.70% to $0.82 million for the six months ended June 30, 2007 from $0.67 million for the same period of 2006. The increase of general and administrative expenses was primarily attributable to increased travel and lodging expenses associated with increased sales promotion activities.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest increased $0.75 million or 57.48% to $2.06 million for the six months ended June 30, 2007 from $1.31 million for the same period of 2006. The increase was primarily a result of the higher revenue during the six month period ended on June 30, 2007 as compared to 2006.

Income Taxes. Income taxes increased $0.35 million or 127.88% to $0.62 million for the six months ended June 30, 2007 from $0.27 million for the same period of 2006. The increase of tax paid was primarily a result of the increase of income in 2007, as compared to the year of 2006.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application, scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law will be effective on January 1, 2008.  According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries may be subject to change.  As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

Net Income. Net income increased $0.24million, or 23.53% to $1.28 million for the six months ended June 30, 2007 from $1.04 million for the same period of 2006.

Liquidity and Capital Resources

General

As of June 30, 2007, we had cash and cash equivalents (including restricted cash) of $2.5 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow (in thousands)
	Six Months Ended June 30,
	2007	2006
Net cash provided by (used in) operating activities	$(8,996,513)	$4,578,646
Net cash provided by (used in) investing activities	$(5,776,028)	$(7,682,875)
Net cash provided by (used in) financing activities	$14,594,959	$(2,675,029)
Net cash flow (outflow)	$(14,772,541)	$(10,357,904)

Operating Activities

Net cash provided by operating activities was $(8.99) million for the six months period ended June 30, 2007, which is an decrease of $13.57 million from $4.58 million for the same period of 2006. The decrease of the cash provided by operating activities was primarily a result of the decrease in accounts and other payables in 2007, as compared to the year of 2006.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash provided by investing activities for the six months period ended June 30, 2007 was $5.78 million, which is an decrease of $1.9 million from net cash provided by investing activities of $7.68 million for the same period of 2006. The decrease was primarily due to the decrease in restricted cash in 2007, as compared to the year of 2006.

Financing Activities

Net cash used in financing activities for the six months period ended June 30, 2007 was $14.59 million, which is an increase of $17.27 million from $(2.68) million net cash used in financing activities during the same period of 2006. The increase of the cash used in financing activities was primarily a result of the increase of additional paid-in capital, resulting from the private placement.

Loan Facilities

As of June 30, 2007, the amounts and maturity dates for our bank loans were as follows:

All amounts, other than percentages, in thousands of U.S. dollars.

Banks	Amounts	Beginning	Ending	Duration
Junan County Agriculture Bank	28.84	10/10/2006	10/09/2007	12 months
Junan County Agriculture Bank	590.00	10/31/2006	10/30/2007	12 months
Junan County Agriculture Bank	262.23	11/03/2006	11/02/2007	12 months
Junan County Agriculture Bank	668.67	11/16/2006	11/15/2007	12 months
Junan County Agriculture Bank	472.00	12/06/2006	12/05/2007	12 months
Junan County Agriculture Bank	498.23	12/06/2006	12/05/2007	12 months
Junan County Agriculture Bank	118.00	06/14/2007	06/07/2008	12 months
Junan County Agriculture Bank	39.33	06/14/2007	06/07/2008	12 months
Junan County Agriculture Bank	524.45	06/30/2007	06/29/2008	12 months
Junan County Agriculture Bank	104.89	06/30/2007	06/29/2008	12 months
Junan County Construction Bank	393.33	08/31/2006	08/31/2007	12 months
Junan County Construction Bank	329.09	09/08/2006	09/07/2007	12 months
Junan County Industrial and Commercial Bank	222.89	12/14/2006	12/15/2007	12 months
Junan County Industrial and Commercial Bank	621.47	12/11/2006	12/10/2007	12 months
Junan County Industrial and Commercial Bank	725.05	12/11/2006	11/15/2007	12 months
Junan County Industrial and Commercial Bank	524.45	01/12/2007	01/11/2008	12 months
Junan County Industrial and Commercial Bank	131.11	01/11/2007	01/10/2008	12 months
Junan County Industrial and Commercial Bank	524.45	06/08/2007	01/29/2008	8 months

Banks	Amounts	Beginning	Ending	Duration
Bank of China, Junan Branch	12.29	09/19/2006	05/19/2009	8 months
International Trust & Investment Co., Ltd.	1,311.12	06/14/2005	06/13/2008	36 months
Linyi Commercial Bank	590.00	02/07/2007	02/06/2008	12 months
Linyi Commercial Bank	616.22	02/10/2007	02/09/2008	12 months
Linyi Commercial Bank	314.67	04/30/2006	10/20/2007	12 months
Linyi Commercial Bank	196.67	11/30/2006	11/29/2007	12 months
Junan Agricultural Development Bank	590.00	07/20/2006	07/19/2007	12 months
Junan Agricultural Development Bank	721.11	09/05/2006	09/04/2007	12 months
Junan County Industrial and Commercial Bank	28.84	02/05/2007	08/01/2007	6 months
Junan County Industrial and Commercial Bank	340.89	04/26/2007	08/10/2007	3 months
Junan County Construction Bank	340.89	06/06/2007	03/05/2008	9 months
Beijing Miyun County Shilipu Rural Financial Institution	1,947.01	09/28/2006	09/27/2007	12 months
Beijing Miyun County Shilipu Rural Financial Institution	655.56	09/25/2006	09/26/2007	12 months
China Agricultural Bank, Miyun Branch	262.22	07/19/2006	07/18/2007	12 months
Agricultural Development Department of Luotian Government	98.33	12/11/2006	12/11/2010	48 months
China Agricultural Bank, Luotian Square Branch	380.22	09/05/2006	09/05/2007	12 months
Junan County Industrial and Commercial Bank	458.89	01/31/2007	01/18/2008	12 months
Junan County Industrial and Commercial Bank	524.45	01/31/2007	01/18/2008	12 months
Junan County Industrial and Commercial Bank	1,311.12	03/06/2007	03/05/2008	12 months
Total	17478.98

As shown in the above table, we have $17.48 million in loans maturing on or before the end of June 30, 2007. We plan to repay this debt either as it matures or refinance this debt with other debt.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contracts

We do not have any material contractual obligations as of June 30, 2007.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Method of Accounting -- We maintain our general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by us conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

•
Use of estimates -- The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

•
Principles of consolidation -- The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its commonly controlled entity. All significant inter-company balances and transactions are eliminated in combination.

As of June 30, 2007, the particulars of the commonly controlled entities are as follows:

Name of company	Place of incorporation	Attributable equity interest %	Registered capital

Shandong Green Foodstuff CO., LTD.	PRC	80.2%	RMB 100,860,000
Luotian Green Foodstuff CO., LTD	PRC	100%	RMB 10,000,000
Junan Hongrun Foodstuff CO., LTD.	PRC	100%	RMB 19,000,000
Beijing Green Foodstuff CO., LTD.	PRC	100%	RMB 10,000,000

Accounting for the Impairment of Long-Lived Assets -- The long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the reporting years, there was no impairment loss.

Revenue recognition -- Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, we have no other significant obligations and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Our revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

Recent accounting pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal year.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

The management of the Company does not anticipate that the adoption of these three standards will have a material impact on these consolidated financial statements.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our raw materials are mostly fresh agricultural products. Therefore, we are subject to production seasonality by product, though we are able to maintain overall year-round production. Specifically, the main processing season for chestnut products is from the latter half of August to the next January. During the busy season, our chestnut production lines are running with full capacity. Other than this period, we still maintain a small amount of chestnut production by using frozen chestnuts. However, this pattern may change, as a result of new market opportunities or new product introductions.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically 12 months and interest rates are subject to change upon renewal. Since April 28, 2006, China People’s Bank has increased the interest rate of RMB bank loans with a term of 6 months or less by 0.27%, and loans with a term of 6 to 12 months by 0.54%. The new interest rates are 5.67% and 6.39% for RMB bank loans with a term 6 months or less and loans with a term of 6-12 months, respectively. The change in interest rates has no impact on our bank loans that were made before April 28, 2006. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at March 31, 2006 would decrease net income before provision for income taxes by approximately $230,000 for the six months ended December 31, 2006. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in Renminbi. All of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues, if the selling prices of our products do not increase with these increased costs.

ITEMS 4 AND 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Si Chen, our Chief Executive Officer, and Huanxiang Sheng, our Interim Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2007.

Internal Control Over Financial Reporting.

We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting procedures in the U.S. (“GAAP”), and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Changes in Internal Control Over Financial Reporting.

There has not been any change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition.

ITEM 1A.  RISK FACTORS

The shares of our common stock being offered for resale by the selling stockholders are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results will suffer, the trading price of our common stock could decline, and you may lose all or part of your investment. You should also refer to the other information about us contained in this prospectus, including our financial statements and related notes.

BUSINESS RISKS

We may not be able to obtain sufficient raw materials to satisfy our production requirements and any decline in the amount or quality of raw materials could reduce our sales and negatively affect our financial prospects.

In 2006, we procured approximately 16,181 metric tons of chestnuts and approximately 23,300 metric tons of vegetables and other raw materials from a number of third party suppliers and produced approximately 220 metric tons of chestnuts and approximately 1,980 metric tons of vegetables and other raw materials from our own agricultural operations. We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. We may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs and we may not be able to expand our own agricultural operations in a timely manner to satisfy our needs. Any interruptions to or decline in the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The average price we paid for our raw materials experienced significant fluctuation during the three years ended December 31, 2004, 2005 and 2006. These price fluctuations could result in fluctuations in our profit margins and could materially adversely affect our financial condition.

The average prices we paid for chestnuts in 2004, 2005 and 2006 were approximately $805 per metric ton, $884 per metric ton, and $713 per metric ton respectively, excluding any value added tax assessed on the purchased chestnuts. The prices that we pay for our raw materials may not be stable in the future. Price changes may result in unexpected increases in production costs, and we may be unable to increase the prices of our products to offset these increased costs and therefore may suffer a reduction to our profit margins. We do not currently hedge against changes in our raw material prices. If the costs of raw materials or other costs of production and distribution of our products increase further, and we are unable to entirely offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

Our sales and reputation may be affected by product liability claims, litigation, product recalls, or adverse publicity in relation to our products.

The sale of products for human consumption involves an inherent risk of injury to consumers. We face risks associated with product liability claims, litigation, or product recalls, if our products cause injury, or become adulterated or misbranded. Our products are subject to product tampering, and to contamination risks, such as mold, bacteria, insects and other pests, shell fragments and off-flavor contamination during the various stages of the procurement, production, transportation and storage processes. If any of our products were to be tampered with, or become tainted in any of these respects and we were unable to detect this, our products could be subject to product liability claims or product recalls. Our ability to sell products could be reduced if certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by other agents.

Although we have never had a product recall in the past, we have experienced product liability claims that were made by our customers. On average, we experience and expect to continue to experience product liability claims in the amount of approximately $30,000 to $40,000 per year. However, we have no control over the amount of claims made in any year and larger claims of product defect or product liability may be made in the future.

We would be liable for the full amount of any damages awarded against us in any product liability claim. As the insurance industry in China is still in an early stage of development, business insurance is not readily available in China. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment. Product liability claims and product recalls could have a material adverse effect on the demand for our products and on our business goodwill and reputation. Adverse publicity could result in a loss of consumer confidence in our products.

We may be unable to manage future rapid growth.

We have grown rapidly over the last few years. Our sales increased by 77% from $27,735,833 in 2004 to $49,560,957 in 2006. The number of product types we sold increased from approximately 100 in 2004 to approximately 192 in early 2007. We intend to continue to expand the volume and variety of products we offer, as well as the geographical scope of our sales and production facilities. Our business growth could place a significant strain on our managerial, operational and financial resources. Our ability to manage future growth will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our workforce. We cannot assure you that our personnel, systems, procedures and controls will be adequate to support our future growth. Failure to effectively manage our expansion may lead to increased costs, a decline in sales and reduced profitability.

Our expansion strategy may not prove successful and could adversely affect our existing business.

Our growth strategy includes the expansion of our manufacturing operations including new production lines and agricultural operations. In the past few years, we have expanded rapidly. In 2003, Luotian Lorain set up one production line with a production of 600 metric tons per year, and in 2004, a second production line with a production of 9,912 metric tons per year. In 2003, Beijing Lorain set up one production line with a production of 9,912 metric tons per year, and in 2004, three additional production lines with a production of 1,425 metric tons per year per line. In both 2005 and 2006, Shandong Lorain established Chestnut planting bases. Beijing Lorain established a Chestnut planting base in 2005, a sticky corn and sweet corn planting base in 2004 and pumpkin planting base in 2005. We also plan to expand our sales in China and internationally. We will need to engage in various forms of promotional and marketing activities in order to develop branding of our products and increase our market share in new and existing markets.

The implementation of this strategy may involve large transactions and present financial, managerial and operational challenges. We could also experience financial or other setbacks if any of our growth strategies incur problems of which we are not presently aware. We may have difficulty in successfully expanding the sale of our products in areas that have not traditionally experienced high levels chestnut consumption due to lack of chestnut familiarity. If we fail to generate sufficient sales in new markets or increase our sales in existing markets, we may not be able to recover the production, distribution, promotional and marketing expenses, as well as administrative costs, we have incurred in developing such markets.

The acquisition of other businesses could pose risks to our profitability.

We may try to grow through acquisitions in the future. Any proposed acquisition could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our existing business and the market price of our common stock. Acquisitions, in general, entail many risks, including risks relating to the failed integration of the acquired operations, diversion of management’s attention, and the potential loss of key employees of the acquired organizations. We may be unable to integrate successfully businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock.

We are subject to risks of doing business internationally. If the international market does not grow as we expect, our business and financial condition may be adversely affected.

We conduct a substantial amount of business with overseas distributors primarily from Japan, Korea, countries in Asia and western countries. During the year ended 2004, 2005 and 2006, sales outside China accounted for 45%, 44% and 52% of our total sales, respectively. Our international operations are subject to a number of inherent risks, including:

•	chestnut products may not be widely recognized internationally, especially in western countries;

•	local economic and political conditions, including disruptions in trading markets;

•	restrictive foreign governmental actions, including restrictions on transfers of funds and trade;

•	protection measures, including export duties and quotas and customs duties and tariffs;

•	currency exchange rate fluctuations; and

•	earthquakes, tsunamis, floods or other major disasters may limit the imported food products.

Any of the foregoing risks could have a material and adverse effect on our operating results. As a result, our products and our revenues would be decreased and we may need to adjust our market strategy.

We mainly rely on distributors to sell our products. Any delays in delivery or poor handling by distributors and third-party transport operators may affect our sales and damage our reputation.

In 2006, we sold over 81% of our products through over 180 distributors. We rely on these distributors for the distribution of our products. A significant portion of our revenues historically have been derived from a limited number of domestic supermarkets and international distributors, particularly in our chestnut processing business. The sales to our five largest customers and overseas retailers accounted for approximately 27%, 37%, and 43% of our total revenue in 2004, 2005 and 2006 respectively. The loss of any of these customers and international distributors or a material decrease in purchases could result in decreased sales and adversely impact our revenues.

Additionally, the distribution service provided by these distributors could be suspended and could cause interruption to the supply of our products to overseas retailers in the case of unforeseen events. Delivery disruptions may occur for various reasons beyond our control, including poor handling by distributors or third party transport operators, transportation bottlenecks, natural disasters and labor strikes, and could lead to delayed or lost deliveries. Poor handling by distributors and third-party transport operators could also result in damage to our products. If our products are not delivered to retailers on time, or are delivered damaged, or our products are contaminated during the stage of transportation or storage, we would be liable for the compensation, and we could lose business and our reputation could be harmed.

The development and introduction of new products is key to our expansion strategy. Failure to do so may cause us to lose our competitiveness in the food industry and may cause our profits to decline.

If we are unable to gain market acceptance or significant market share for the new products we introduce, then we will incur development, production and marketing costs which we would not be able to recover. We constantly introduce new packaging and new flavors for our products. For example, we have introduced 15 new products in 2006, and we will be introducing about 20 new products in 2007. The success of the new products we introduce depends on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences. We intend to introduce new product lines including different flavors, different sizes and packaging. We may not be able to gain market acceptance or significant market share for our new products. Consumer preferences change, and any new products that we introduce may fail to meet the particular tastes or requirements of consumers, or may be unable to replace their existing preferences. Our failure to anticipate, identify or react to these particular tastes or changes could result in reduced demand for our products, which could in turn cause us to be unable to recover our development, production and marketing costs, thereby leading to a decline in our profitability.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our research and development, operations and revenue.

The Lorain Group Companies were founded in 1995 by Mr. Si Chen, our chairman and chief executive officer. Since then, Mr. Chen and our senior management team have developed us into a leading food production company. Mr. Chen, together with other senior management, has been the key driver of our strategy and has been fundamental to our achievements to date. The successful management of our business is, to a considerable extent, dependent on the services of Mr. Chen and other senior management. The loss of the services of any key management employee or failure to recruit a suitable or comparable replacement could have a significant impact upon our ability to manage our business effectively and our business and future growth may be adversely affected.

We compete for qualified personnel with other food processing companies, food retailers and research institutions. Intense competition for these personnel could cause our compensation costs to increase significantly, which could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on the continued service of these individuals and our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

We face increasing competition from both domestic and foreign companies, which may affect our market share and profit margins.

The food industry in China is fragmented. Our ability to compete against other national and international enterprises is, to a significant extent, dependent on our ability to distinguish our products from those of our competitors by providing large volumes and high quality products at reasonable prices that appeal to consumers’ tastes and preferences. Some of our competitors may have been in business longer than we have, may be better established in their markets. Our current or future competitors may provide products comparable or superior to those we provide or adapt more quickly than we do to evolving industry trends or changing market requirements. Increased competition may result in price reductions, reduced margins and loss of market share, any of which could materially adversely affect our profit margins. We cannot assure you that we will be able to compete effectively against current and future competitors.

We may be adversely affected by a change in consumer preferences, which may result in decreased demand for our products.

Consumer tastes can change rapidly due to many factors, including shifting consumer preferences, and spending habits. A general decline in the consumption of our chestnuts products and other products could occur as a result of a change in consumer preferences, perceptions and spending habits at any time and future success will depend partly on our ability to anticipate or adapt to such changes and to offer, on a timely basis, new products that meet consumer preferences. Our failure to adapt our products offering to respond to such changes, may result in reduced demand and lower prices for our products and a decline in the market share of our products. Any changes in consumer preferences could result in lower sales of our products, put pressure on pricing or lead to increased levels of selling and promotional expenses, resulting in a material adverse effect on our sales volumes, sales and profits.

An increase in the cost of energy could affect our profitability.

Recently, we have experienced significant increases in energy costs, and energy costs could continue to rise, which would result in higher distribution, freight and other operating costs. Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases.

Our chestnut products and brand names may be subject to counterfeiting or imitation, which could impact upon our reputation and brand name as well as lead to higher administrative costs.

While we sell our products both under our brand name and under private labels, we regard brand positioning as the core of our competitive strategy, and intend to position our "Lorain" and “Yimeng Lorain” brand to promote the consumption of green foods by our customers. We believe our advanced processing technology makes it difficult for illegal manufacturers to counterfeit our products. Although we have experienced limited counterfeiting and imitation of our chestnut products, we cannot guarantee that counterfeiting or imitation of our products will not occur in the future or that we will be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could impact negatively upon our corporate and brand image, particularly if the counterfeit or imitation products cause sickness, or injury to consumers. In addition, counterfeit or imitation products could result in a reduction in our market share, a loss of revenues or an increase in our administrative expenses in respect of detection or prosecution.

We rely on an outside contractor to provide a majority of our labor.

We hire Linyi Zhifu Labor Service Company to provide employees to our production facilities. During normal production times Linyi Zhifu Labor Service Company provides about 5 out of every 6 of our production line personnel. During times of peak production Linyi Zhifu Labor Service Company usually provides the additional personnel needed to meet the additional production demands which increases the ratio of Linyi Zhifu Labor Service Company employees to our employees above the 5 out of every 6 mark. Under our arrangement with Linyi Zhifu Labor Service Company we pay their employees directly for services rendered to our Company and we pay Linyi Zhifu Labor Service Company a fee for their services related to providing employees to our business. Linyi Zhifu Labor Service Company pays for state pension contribution and social insurance for its employees.

Should Linyi Zhifu Labor Service Company be unable continue to provide the number of employees we need for our facilities our production could be disrupted. Linyi Zhifu Labor Service Company could raise their service fees or terminate their relationship with us in the future which may result in increased production costs which we may not be able to pass on to our customers.

REGULATORY RISKS

Government regulation could increase our costs of production and increase our legal and regulatory expenditures.

The food industry is subject to extensive regulation by Chinese government agencies. Among other things, these regulations govern the manufacturing, importation, processing, packaging, storage, exportation, distribution and labeling of our products. New or amended statutes and regulations, increased production at our existing facilities, and our expansion into new operations and jurisdictions may require us to obtain new licenses and permits and could require us to change our methods of operations at costs that could be substantial. If the relevant regulatory authorities set standards with which we are unable to comply or which increase our production costs, our ability to sell products may be limited.

Changes in the existing laws and regulations or additional or stricter laws and regulations on environmental protection in China may cause us to incur capital expenditures.

We carry on our business in an industry that is subject to PRC environmental protection laws and regulations. These laws and regulations require enterprises engaged in manufacturing and construction that may cause environmental waste to adopt effective measures to control and properly dispose of waste gases, waste water, industrial waste, dust and other environmental waste materials, as well as fee payments from producers discharging waste substances. Fines may be levied against producers causing pollution. If failure to comply with such laws or regulations results in environmental pollution, the administrative department for environmental protection can levy fines. If the circumstances of the breach are serious, it is at the discretion of the central government of the PRC including all governmental subdivisions to cease or close any operation failing to comply with such laws or regulations. The Chinese government may also change the existing laws or regulations or impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditures, which we may be unable to pass on to our customers through higher prices for our products.

Changes in existing PRC food hygiene laws may cause us to incur additional costs to comply with the more stringent laws and regulations, which could have an adverse impact on our financial position.

Manufacturers in food industry operating in China are subject to compliance with PRC food hygiene laws and regulations. These food hygiene laws require all enterprises engaged in the production of chestnut and other various vegetables and fruits to obtain a hygiene license for each of their production facilities. They also set out hygiene standards with respect to food and food additives, packaging and containers, information to be disclosed on packaging as well as hygiene requirements for food production and sites, facilities and equipment used for the transportation and sale of food. Failure to comply with PRC food hygiene laws may result in fines, suspension of operations, loss of hygiene licenses and, in more extreme cases, criminal proceedings against an enterprise and its management. Although we are in compliance with current food hygiene laws, in the event that the PRC government increases the stringency of such laws, our production and distribution costs may increase, and we may be unable to pass these additional costs on to our customers.

FINANCIAL RISKS

We are subject to credit risk in respect of account receivables.

We offer credit terms of between 90 to 180 days to most of our international distributors and between 30 to 120 days for many of our domestic distributors. For each of the three years ended December 31, 2004, 2005 and 2006, our third party trade receivables outstanding were $7,611,531, $7,992,923 and $11,805,229, which accounted for 16.6%, 14.7%, and 24.8%, of our total assets, respectively. Should a significant number of our customers fail to settle the account receivables in full for any reasons, our financial conditions and profitability could be adversely effected.

Our operations are cash intensive, and our business could be adversely affected if we fail to maintain sufficient levels of working capital.

We spent a significant amount of cash in our operations, principally to fund our raw material procurement. Our suppliers, in particular farmers of chestnuts, vegetables and fruits, and suppliers of packaging materials usually grant us a credit period. In turn, we require our customers and distributors to make payment either prior to or shortly after delivery, although we offer some of our long-standing customers credit terms. We generally fund most of our working capital requirements out of cash flow generated from operations. If we fail to generate sufficient sales, or if we suffer decreasing sales to customers as a result of failing to offer credit terms, if our suppliers stop to offer us credit terms, or if we were to experience difficulties in collecting our accounts receivables, we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

Our borrowing levels and significant interest payment obligations could limit the funds we have available for various business purposes.

We have relied mainly on a high level of short-term borrowings to fund a portion of our capital requirements, and may continue to do so in the future. As of December 31, 2006, we had total borrowings of $23,248,325. Our ratio of total indebtedness to total assets stood at 48.88% as at December 31, 2006. As at December 31, 2006, 94.04%, of such borrowings was due within one year, primarily from our use of short-term loans from Chinese banks to satisfy our working capital needs. Historically, we have repaid a significant portion of such short-term loans by rolling over the loans on an annual basis. In addition, we may not have sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest that we pay on our debt and legal actions against us by our creditors, or even insolvency.

The discontinuation of any preferential tax treatment or other incentives currently available to us in the PRC could materially and adversely affect our business, financial condition and results of operations.

Our subsidiaries enjoy certain special or preferential tax treatments regarding foreign enterprise income tax in accordance with the “Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises” and its implementing rules. Accordingly, they have been entitled to tax concessions whereby the profit for the first two financial years beginning with the first profit-making year (after setting off tax losses carried forward from prior years) is exempt from income tax in the PRC and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing tax rates set by the relevant tax authorities. However, on March 16, 2007, the PRC’s National People’s Congress passed a new corporate income tax law, which will be effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate, cost deduction and tax incentive policies for both domestic and foreign-invested enterprises. According to the new corporate income tax law, the applicable corporate income tax rate of our operating subsidiary will be moved up to a rate of 25% over a five-year grandfather period. We expect the measures to implement this grandfather period to be enacted by the PRC government in the coming months and we will make an assessment of what the impact of the new unified tax law is expected to be in the grandfather period. The discontinuation of any such special or preferential tax treatment or other incentives could have an adverse affect our business, financial condition and results of operations.

Under current PRC tax law, regulations and rulings, dividends from our operations in China paid to us (as a foreign legal person) are not currently subject to PRC income tax. If these distributions become subject to tax in the future, our net income would be adversely affected.

RISKS RELATING TO OUR CORPORATE GOVERNANCE STRUCTURE

The concentration of ownership of our securities by our controlling stockholder who does not participate in the management of our business and who may have conflicting interests can result in stockholder votes that are not in our best interests or the best interests of our minority stockholders.

Mr. Akazawa, is the record owner of approximately 65.43% of our outstanding voting securities, giving him a controlling interest in the Company. However, Mr. Akazawa is not an executive officer or director of the Company and is not a participant in any way in the day to day affairs of the Company. Mr. Akazawa may have little to no knowledge of the details of the Company’s operations and does not participate in the corporate governance of the Company. To the extent that Mr. Akazawa does participate as a stockholder in the governance of the Company's affairs, his interests may be conflicted since he is an affiliate of one of our largest customers and he may act in his best interests or in our customer’s best interest instead of our best interests. Additionally, Mr. Akazawa may act as if he has little or no economic interest in the Company in his role as stockholder since he has granted an option to our sole director and Chief Executive Officer, Mr. Chen, allowing Mr. Chen to buy 90% of Mr. Akazawa's interest in the Company at a fixed price at a future time in accordance with the terms of an option agreement between the two parties. The result of this option agreement is that Mr. Akazawa has only limited economic benefit if our financial performance excels as he will have only limited benefit from any upward movement in our stock price since most of the stock that he currently owns is subject to the option in favor of Mr. Chen.

We do not have any independent directors and may be unable to appoint any qualified independent directors.

We currently do not have any independent directors. We plan to appoint a number of independent directors which will constitute a majority of our board of directors before our common stock is listed on a national securities exchange, but we may not be able to identify independent directors qualified to be on our board that are willing to serve on our board.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as well as the operating effectiveness of the Company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2006. Accordingly, we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by these requirements of SOX 404. Under current law, we will be subject to these requirements beginning with our annual report for the fiscal year ending December 31, 2007. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

We may be exposed to potential risks relating to Lorain Holding’s acquisition of certain interests in Lorain Group Companies from a British Virgin Islands company.

Lorain Holding acquired certain interests in the Lorain Group Companies from a British Virgin Islands company controlled by Mr. Chen. According to a notice promulgated by SAFE in October 2005 (“Notice No. 75”), Mr. Chen is required to register with and obtain approvals from SAFE or its agency in connection with his direct offshore investment activities before March 31, 2006. Pursuant to the Notice No. 75, if a PRC shareholder with a direct or indirect stake in an offshore parent company fails to make the required SAFE registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Because Mr. Chen did not register with the relevant authorities to disclose his offshore investment before March 31, 2006, it is uncertain whether it will affect our acquisition of interests in Lorain Group Companies from this British Virgin Islands company and what types of actions those authorities might take, including potential action against British Virgin Islands company, Lorain Holding and the Lorain Group Companies.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance traditions and a lack of flexible currency exchange policy continue to persist. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against our Chinese operations and subsidiaries.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

Only recently has China permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business profitably in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation in the future may cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. Likewise, negative inflation could have an unfavorable effect on our business profitability in China. Negative inflation may cause a period where consumers are reluctant to spend, as consumers anticipate lower prices for products in the future. In the event of negative inflation, the Chinese government may impose controls on credit and/or prices, or take other actions, which could inhibit economic activity, harming the market for our products.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi and U.S. Dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Our strategy to procure raw ingredients supply is to diversify our suppliers both in the PRC and overseas. Currently, some of our raw materials and major equipment are imported. In the event that the U.S. dollars appreciate against Renminbi, our costs will increase. If we cannot pass the resulting cost increase on to our customers, our profitability and operating results will suffer. In addition, since our sales to international customers grew rapidly, we are subject to the risk of foreign currency depreciation.

Our licenses are subject to governmental control and renewal, failure to obtain renewal will cause all or part of our operations to be suspended or terminated.

In accordance with PRC laws and regulations, we are required to maintain various licenses and permits in order to operate our business at each of our production facilities including, without limitation, hygiene permits, and industrial products production permits. We are required to comply with applicable hygiene and food safety standards in relation to our production processes. Our premises and transportation vehicles are subject to regular inspections by the regulatory authorities for compliance with the Detailed Rules for Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises. Failure to pass these inspections, or the loss of or failure to renew our licenses and permits, could require us to temporarily or permanently suspend some or all of our production activities, which could disrupt our operations and adversely affect our business.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Certain of our stockholders hold a significant percentage of our outstanding voting securities.

Mr. Akazawa, is the record owner of approximately 65.43% of our outstanding voting securities. As a result, he possesses significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of August 17, 2007, the closing price for our common stock was $7.00 per share, but our recent trading history has also shown prices below $5.00 per share and, therefore, our stock could be designated a “penny stock.” As a “penny stock,” our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Securities Exchange Act of 1934, or “Exchange Act”, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change- in-control.

Our Certificate of Incorporation authorizes our board of directors to issue up to 5,000,000 shares of preferred stock without stockholder approval. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights and redemption rights provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 3, 2007, through a private placement, we raised approximately $19.8 million in gross proceeds, which left us with approximately $18 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.8 million. We plan to use part of the proceeds to build new production lines and purchase new equipment for the expansion of our production capacity. This financing resulted in an increase of our net cash flow and a decrease of our asset/liability ratio and financial risks.

Through the reverse acquisition of Lorain Holding we acquired all of the issued and outstanding capital stock of Lorain Holding, which became our wholly-owned subsidiary, and in exchange for that capital stock we issued to the former stockholders of Lorain Holding 697,663 shares of our Series B Voting Convertible Preferred Stock, which shares of preferred stock were convertible into 16,384,706 shares of our common stock immediately following the effectiveness of an amendment to our charter filed July 17, 2007 that, among other things, increases the number of our authorized shares of common stock from 20,000,000 to 200,000,000 and effectuated a 1-for-32.84 reverse stock split.

Contemporaneous with the reverse acquisition, we also completed a private placement transaction in which we issued and sold to accredited investors 299,055.78 shares of our Series B Voting Convertible Preferred Stock and warrants for the purchase of up to an aggregate of 1,398,065 shares of our Common Stock for gross proceeds of approximately $19.8 million. These shares of Series B Voting Convertible Preferred Stock were converted into 6,990,401 shares of our common stock at the effective time of an amendment and restatement of our Restated Certificate of Incorporation filed on July 17, 2007.

Details of unregistered sale of common securities can be found in the Company’s Current Report filed on Form 8-K, dated May 3, 2007 filed by the SEC on May 9, 2007, which is incorporated into this Quartely report by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the quarter ended June 30, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 3, 2007, the board of directors of Millennium Quest, Inc, a Delaware corporation (the “Company”) and Halter Financial Investments, L.P., the record holder 70.5% of the Company’s issued and outstanding common stock, approved, by written consent, an amendment of the Company’s Articles of Incorporation (the “Amendment”) that (i) will increase the number of shares of our authorized common stock from 20,000,000 to 200,000,000 shares, (ii) effectuate a 1-for-32.84 reverse stock split for our common stock and (iii) to change the Company’s name to “American Lorain Corporation”.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6.  EXHIBITS

EXHIBITS.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Principal Executive Officer and Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAN LORAIN CORPORATION

Date: August 20, 2007

By: /S/ Si Chen
Si Chen Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Principal Executive Officer and Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.