Form 10-Q
period 2007-09-30
American Lorain CORP
filed 2007-11-14
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: September 30, 2007

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

Yes    X     No

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ___            Accelerated filer ___            Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes           No     X

The numbers of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2007, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,923,178

Table of Contents

		Page
Part I - Financial Information

Item 1	Financial Statements	1 to 14

Item 2	Management's Discussion and Analysis or Plan of Operation	15 to 24

Item 3	Controls and Procedures	25

Part II - Other Information

Item 1	Legal Proceedings	26

Item 2	Recent Sales of Unregistered Securities and Use of Proceeds	27

Item 3	Defaults Upon Senior Securities	27

Item 4	Submission of Matters to a Vote of Security Holders	27

Item 5	Other Information	27

Item 6	Exhibits	27

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in U.S. Dollars)

	Notes	9/30/2007	12/31/2006
ASSETS
Current assets
Cash and cash equivalents		$9,467,255	$2,290,676
Restricted cash	3	3,676,403	2,549,321
Trade accounts receivable	4	21,710,604	11,805,231
Prepayments for raw materials		12,126,023	2,406,160
Income tax prepayment		-	38,375
Other receivables		3,211,193	4,683,630
Inventories	5	11,006,716	12,294,354
Total current assets		$61,198,194	$36,067,747

Other Assets
Property, plant and equipment, net	6	17,065,668	13,517,908
Investment securities		7,050	26,620
Leasehold land, net	7	2,937,061	2,777,475
Total Non Current Assets		$20,009,779	$16,322,003

TOTAL ASSETS		$81,207,973	$52,389,750

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities
Short term bank loans		$25,544,083	$21,858,467
Current maturities of long term debts		-	5,117
Accounts and notes payable		9,750,634	5,794,201
Customers' deposits		837,974	843,091
Accrued expenses and other payables		3,130,311	2,497,912
Income tax payable		1,577,035	402,216
Total current liabilities		$40,840,037	$31,401,004

Long term bank loans		105,466	1,384,742

TOTAL LIABILITIES		$40,945,503	$32,785,746

See notes to consolidated financial statements and accountant's report

AMERICAN LORAIN CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	Notes	9/30/2007	12/31/2006

Minority interests		$3,250,147	$3,474,043

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value,
200,000,000 shares authorized;
24,923,178 and 17,932,777 shares issued
and outstanding at September 30, 2007
and December 31, 2006	8	24,923	17,933
Additional Paid-in Capital	8	22,015,893	7,050,117
Statutory reserves		4,846,313	2,434,070
Retained earnings		8,604,678	4,803,767
Accumulated other comprehensive income		1,520,516	1,824,074

Total Stockholders' Equity		$37,012,323	$16,129,961

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY		$81,207,973	$52,389,750

See notes to consolidated financial statements and accountant's report

AMERICAN LORAIN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

		Nine months		Three months
		ended September 30,		ended September 30,
	Note	2007	2006	2007	2006
Revenue
Net revenues		$48,076,119	$27,801,612	$22,834,098	$12,711,287
Cost of revenues		(37,463,120)	(21,399,050)	(18,121,641)	(9,673,719)

Gross profit		10,612,999	6,402,562	4,712,457	3,037,568

Operating expenses
Selling and marketing expenses		(1,247,303)	(977,790)	(824,553)	(353,920)
General and administrative expenses		(1,903,762)	(1,079,283)	(1,083,622)	(405,415)

Income from operations		7,461,934	4,345,489	2,804,282	2,278,233

Finance costs, net		(1,608,229)	(1,148,483)	(304,948)	(404,409)
Government grant		392,897	415,230	392,897	415,230
Sundry		-	-	(33,824)	(15,704)
Other income		35,238	16,359	35,238	32,940
Other expenses	9	(1,376,143)	(17,567)	(42,714)	-
Income before taxation		4,905,697	3,609,814	2,850,931	2,306,290
Income tax	10	(972,259)	(436,254)	(356,682)	(166,125)

Net income before minority interests		3,933,438	3,173,560	2,494,249	2,140,165
Minority interests		(206,859)	(251,630)	(51,022)	(255,913)

Net income		$3,726,579	$2,923,144	$2,443,227	$1,884,252

Earnings per share
Basic		$0.1712	$0.1630	$0.0980	$0.1051
Diluted		$0.1669	$0.1630	$0.0953	$0.1051

Weighted average shares
outstanding of common stock
Basic		21,764,553	17,932,778	24,923,179	17,932,778
Diluted		22,325,886	17,932,778	25,626,780	17,932,778

See notes to consolidated financial statements and accountant's report

AMERICAN LORAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTHS AND THREE-MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Cash Flows from Operating Activities
Net income	$3,726,579	$2,923,144	$2,443,227	$1,884,252
Depreciation	575,091	445,683	230,088	67,167
Amortization	54,028	31,656	30,009	7,637
Investment income	(4,733)	(777)	(4,733)	(777)
Minority interest	206,859	251,630	51,022	255,913
Increase in accounts and other receivables	(8,438,054)	26,526,986	(5,259,363)	31,208,358
(Increase)/decrease in inventories	(8,432,225)	(2,113,574)	(6,953,552)	6,075,724
Increase/(decrease) in accounts and other payables	6,483,845	(18,755,151)	12,630,205	(34,767,323)

Net cash (used in)/provided by operating activities	$(5,829,610)	$9,309,596	$3,166,903	$4,730,950

Cash Flows from Investing Activities
Purchase of plant and equipment	(4,122,851)	(2,103,657)	(3,091,552)	6,402,942
Purchase of leasehold land	(213,614)	(1,003,039)	(213,614)	527,778
(Increase)/Decrease in restricted cash	(1,127,082)	(6,765,411)	2,860,137	(9,603,478)
Investment in short term securities	62,677	(8,707)	43,010	(25,181)
Construction in Progress	-	-	777,177	500,000

Cash (Used in)/provided by Investing Activities	$(5,400,870)	$(9,880,814)	$375,158	$2,197,939

Cash Flows from Financing Activities
Bank borrowings, net of payment	1,595,006	3,541,968	7,364,349	6,216,997
Dividends paid	(136,872)	135,156	(240,551)	135,156
Issue of common stock	6,990	(8,615,375)	(20,253,633)	(8,615,375)
Additional Paid-in capital	16,707,883	-	16,707,883	-
Adjustments to statutory reserves	(63,315)	-	(63,315)	-

Cash (Used in)/provided by Financing Activities	$18,109,692	$(4,938,251)	$3,514,733	$(2,263,222)

Net Increase in Cash & Cash Equivalents for the Period	$6,879,212	$(5,509,469)	$7,056,794	$269,789
Effect of foreign currency translation on Cash & Cash equivalents	297,367	237,157	(121,234)	458,052

Cash & Cash Equivalents at Beginning of Period	2,290,676	7,429,038	2,531,695	1,428,885

Cash & Cash Equivalents at End of Period	$9,467,255	$2,156,725	$9,467,255	$2,156,725

See notes to consolidated financial statements and accountant's report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

1.

ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPAL ACTIVITIES

(a)

Organization history of American Lorain Corporation (formerly known as Millennium Quest, Inc.)

American Lorain Corporation (the "Company" or "ALC") is a Delaware corporation incorporated on February 4, 1986. From inception through May 3, 2007, the Company did not engage in any active business operations other than the search for and evaluation of potential business opportunities for acquisition or participation.

(b)

Organization History of International Lorain Holding Inc. and its subsidiaries

International Lorain Holding Inc. ("ILH") is a Cayman Islands company incorporated on August 4, 2006, and was, until May 3, 2007, wholly-owned by Mr. Hisashi Akazawa. Through a restructuring and acquisition transaction in 2006, the Company presently has two direct wholly-owned subsidiaries, Junan Hongrun and Luotian Lorain, and one indirectly wholly-owned subsidiary through Junan Hongrun, which is Beijing Lorain. In addition, the Company directly and indirectly has 80.2% ownership of Shandong Lorain. We sometimes refer to these four Chinese operating subsidiaries as the Lorain Group Companies or the Group. The rest of the 19.8% ownership interest of Shandong Lorain is owned by the State under the name of Shandong Economic Development Investment Co. Ltd.

(c)

Reverse-Merger

On May 3, 2007, the Company entered into a share exchange agreement with International Lorain Holding Inc. ("ILH") whereby the Company consummated its acquisition of ILH by issuance of 697,663 Series B voting convertible preferred shares to the shareholders of ILH in exchange of 5,099,503 ILH shares. Concurrently on May 3, 2007, the Company also entered into a securities purchase agreement with certain investors and Mr. Hisashi Akazawa and Mr. Si Chen (each a "beneficial owner") whereby the Company issued 319,913 (after reverse-split at 32.84 from 10,508,643) common shares to its shareholders as consideration of the Company's reverse-merger with Lorain. Concurrently on May 3, 2007, the Company issued 299,058.78 Series B voting convertible preferred shares (later converted to 6,990,401 common shares) at a selling price of $2.87 per share to certain private investors.

The share exchange transaction and the private financing transaction are collectively referred to hereafter as the "reverse-merger transaction." The share exchange transaction has been accounted for as a recapitalization of ALC where the Company (the legal acquirer) is considered the accounting acquiree and ILH (the acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of ILH.

Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer, ALC. The historical stockholders' equity of the accounting acquirer prior to the share exchange has been transaction occurred as of the beginning of the first period presented. See also Note 12 Capitalization.

(d)

Business Activities

The Company develops, manufactures, and sells convenience foods (such as cut fruit and premixed salads), which are known as lightly processed; ready-to-cook (or RTC) meals; ready-to-eat (or RTE) meals and meals ready-to-eat (or MRE); chestnut products; and frozen, canned, and bulk foods, in hundreds of varieties. The Company operates through indirect Chinese subsidiaries. The products are sold in 19 provinces and administrative regions in China and 23 foreign countries. Food products are categorized into three types: (1) chestnut products, (2) convenience food, and (3) frozen, canned, and bulk food.

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

The Company owned the four subsidiaries since its reverse-merger on May 3, 2007. As of June 30, 2007, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
Shandong Green Foodstuff Co., Ltd	PRC	80.2	$12,901,823	(RMB 100,860,000)
Luotian Green Foodstuff Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000)
Junan Hongrun Foodstuff Co., Ltd	PRC	100	$2,430,445	(RMB 19,000,000)
Beijing Green Foodstuff Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000

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

(d)

Economic and political risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

(o)

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's current component of other comprehensive income is the foreign currency translation adjustment.

(p)

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). , No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

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

	YTD	Q3	YTD	YTD	Q3
	9/30/2007	9/30/2007	12/31/2006	9/30/2006	9/30/2006
Year end RMB : US$ exchange rate	7.5176	7.5176	7.8175	7.9168	7.9168

Average yearly RMB : US$ exchange rate	7.67576	7.56906	7.98189	8.0183	7.97711

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

(y)

Segment reporting

The Company uses the "management approach" in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments.

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

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company's financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115" (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

The Company does not anticipate that the adoption of the above standards will have a material impact on these consolidated financial statements.

3.

RESTRICTED CASH

Restricted Cash represents cash placed with banks to secure banking facilities, which are comprised of loans and notes payable in addition to other collateral.

4.

TRADE ACCOUNTS RECEIVABLE

	2007	2006
Trade accounts receivable	$21,946,536	$12,032,110
Less: Allowance for doubtful accounts	(235,932)	(226,881)

	$21,710,604	$11,805,229

The Group offer credit terms of between 90 to 180 days to most of their international distributors and between 30 to 90 days for most of their domestic distributors.

An analysis of the allowance for doubtful accounts for the period ended September 30, 2007 and December 31, 2006 is as follows:

	2007	2006
Balance at beginning of year	$226,881	$-
Arising through acquisition		67,090
Addition of bad debt expense, net	9,051	159,791

Balance at end of year	$235,932	$226,881

5.

INVENTORIES

Inventories at September 30, 2007 and December 31, 2006 consists of the following:

	2007	2006
Raw materials	$6,685,184	$7,785,927
Finished goods	4,321,532	4,508,427

	$11,006,716	$12,294,354

6.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at September 30, 2007 consist of the following:

At cost	2007	2006
Buildings	$10,252,696	$8,967,534
Machinery and equipment	5,094,465	4,362,645
Office equipment	83,328	213,527
Motor vehicles	531,174	320,932

	$15,961,663	$13,864,638
Less: accumulated depreciation	(2,846,396)	(2,184,172)
Landscaping, plant and tree	2,708,770	1,005,878
Construction in progress	1,241,631	831,564

	$17,065,668	$13,517,908

Construction in progress is mainly comprised of capital expenditures for construction of the Company's new corporate campus, including offices, factories, and staff dormitories.

Landscaping, plant and tree is chestnut trees in the growing bases, which have not been the significant procurement source.

7.

 LEASEHOLD LAND, NET

Leasehold Land at September 30, 2007 and December 31, 2006 consists of the following:

	2007	2006
Leasehold Land, at cost	$3,105,689	$2,886,587
Accumulated amortization	(168,628)	(109,112)

	$2,937,061	$2,777,475

Leasehold Land represents the prepaid land use right. The PRC government owns the land on which the Company's corporate campus is being constructed.

Amortization expense, which is calculated by straight-line, for the above leasehold land was $24,019 and $23,788 for the period ended September 30, 2007 and December 31, 2006.

8.

CAPITALIZATION

As a result of the reverse-merger on May 3, 2007 involving an exchange of shares and issuance of shares to private investors and other parties involved in the deal, the total number of the Company's common stock shares at 24,923,178 and 17,932,777 issued and outstanding at September 30, 2007 and December 31, 2006 respectively have been restated to recognize the recapitalization as depicted in the following table:

	Number of	Stock	Additional
Name of Shareholder	Shares	Capital	Paid-in capital

Shareholders of International Lorain Holding Inc. (697,663 Series B preferred shares converted to common shares at one for 23.375 split)	$16,307,872	$16,308	$-

Halter Financial Investments LP and Other (100,000 Series A preferred shares converted to common shares:
100,000 x 428.56 =42,856,000 / 32.84) Reversed-split	1,304,992	1,305	-

Original Shareholders of Millennium Quest (Shell) 10,508,643 shares / 32.84 reverse-split adjusted for round-down	319,913	320	-

Original additional paid-in capital from the 4 PRC subsidiaries	-	-	7,050,117

Private Investors (299,055.78 Series B preferred shares converted to common shares at 23.375 = 6,990,401 shares)	6,990,401	6,990	19,318,943
Less: Cost of issue	-	-	(2,043,295)
Cash acquired from Shell (Millennium Quest Inc.) upon reverse-merger on May 3, 2007 credited to APIC	-	-	5,268
Reclassification to Retained Earnings for Statutory Reserve	-	-	(2,315,140)

	24,923,178	24,923	22,015,893

9.

OTHER EXPENSES

Included in this category of expense was casualty loss on the Company's Beijing production facility, which had a fire due to electricity short-circuit on May 26, 2007. The cost to rebuild the facility and replace equipment incurred during the current quarter amounted to $ 1,243,000 (RMB 9,500,000). Production was restored to normal levels in early August 2007.

10.

INCOME TAXES

All of the Group's income before income taxes and related tax expenses are from PRC sources. In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, also in accordance with the relevant taxation laws in the PRC, some of the subsidiaries of the Group are eligible for tax exemption. In particular, from the time that a company has its first profitable tax year, the company is exempt from corporate income tax for its first two year and is then entitled to a 50% tax reduction for the succeeding three year.

	2007	2006

Income before tax	$4,905,697	$3,609,814

Tax at the income tax rate	1,618,880	1,191,239
	(646,621)	(754,985)
Effect of tax exemption granted

Income tax	$972,259	$436,254

As of September 30, 2007, there existed no deferred tax assets or liabilities for the Group pursuant to the PRC tax law.

PART I. ITEM. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Background and History of Lorain Holding and its Operating Subsidiaries and Affiliates

Lorain Holding was incorporated in the Cayman Islands in August 2006.  Lorain Holding presently has two direct, wholly-owned Chinese operating subsidiaries: Luotian Lorain and Junan Hongrun, one indirect wholly owned operating subsidiary, Beijing Lorain, and one majority-owned subsidiary, Shandong Lorain, which is 80.2% owned by us (with Shandong Economic Development Investment Co. Ltd. owning the remaining 19.8% interest).  We sometimes refer to these four Chinese operating subsidiaries as the Lorain Group Companies or the Group.

Recent Developments

On July 17th, we changed our company name into American Lorain Corporation and completed a reverse split of our common stock.

In the second quarter of 2007, Shandong Lorain began to work on constructing an egg-processing workshop, the estimated cost of which is 14 million RMB (approximately U.S. $1.81 million). By the end of third quarter of 2007, seventy percent (70%) of the construction of the egg-processing workshop has been completed. We anticipate that the facility will be completed and production will begin by the end of calendar 2007. During the same period, Shandong Lorain also worked on constructing a sewage plant, for which 1.45 million RMB (approximately U.S. $0.18 million) was spent. The project was completed and began operations in October, 2007.

Uncertainties that Affect our Financial Condition

We do not have any material uncertainties that affect our financial condition as of September 30, 2007.

Results of Operations

Three months Ended September 30, 2007 Compared to Three months Ended September 30, 2006

The following table summarizes the results of our operations during the three-month period ended September 30, 2007 and ended September 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2007 to the three-month period ended September 30, 2006.

 (All amounts, other than percentages, stated in U.S. dollars)

	Three months ended Sept 30,		Dollar ($)	Percentage (%)
	2007	2006	Increase (Decrease)	Increase (Decrease)
Revenue
Net revenues	$22,834,098	$12,711,287	10,122,811	79.64%
Cost of revenues	(18,121,641)	(9,673,719)	8,447,922	87.33%

Gross profit	4,712,457	3,037,568	1,674,889	55.14%

Operating expenses
Selling and marketing expenses	(824,553)	(353,920)	470,633	132.98%
General and administrative expenses	(1,083,622)	(405,415)	678,207	167.29%

Income from continuing operations	2,804,282	2,278,233	526,049	23.09%

Finance costs, net	(304,948)	(404,409)	99,461	24.59%
Government grant	392,897	415,230	(22,333)	(5.38%)
Sundry	(33,824)	(15,704)	18,120	115.38%
Other income	35,238	32,940	2,298	6.98%
Other expenses	(42,714)	-	(42,714)	-

Income before taxation	2,850,931	2,306,290	544,641	23.62%
Income tax	(356,682)	(166,125)	190,557	114.71%

Net income before minority interests	2,494,249	2,140,165	354,084	16.54%
Minority interests	(51,022)	(255,913)	204,891	80.06%

Net income	$2,443,227	$1,884,252	$558,975	29.67%

Net Revenues.   Our net revenues for the three months ended September 30, 2007 were $22.83 million, which is approximately $10.12 million or 79.64% more than revenues during the same period in 2006, which were $12.71 million. This increase was mainly attributable to increased sales resulting from the continuing advancement of our marketing strategies to enhance our competitive advantages, the significant adjustment of our operation structures, and expansion of our sales markets.

Cost of Revenues.   Our cost of goods sold, which consists of raw materials, direct labor and manufacturing overhead expenses, was $18.12 million for the three month period ended September 30, 2007, an increase of $8.45 million or 87.33%, as compared to $9.67 million for the three month period ended September 30, 2006. This increase was mainly attributable to increased volume of products sold.

Gross Profit.   Our gross profit increased $1.67 million, or 55.14% to $4.71 million for the three months ended September 30, 2007 from $3.04 million for the same period in 2006.  This increase was mainly attributable to the increase in sales. Gross profit as a percentage of net revenues was 20.64% for the three months ended September 30, 2007, as compared to 23.90% during the same period in 2006. The decrease of gross profit as a percentage of net revenues was due to the increased domestic sales with a lower profit margin in 2007 compared to the same period of 2006.

Selling and Marketing Expenses.   Selling and marketing expenses increased $0.47 million, or 132.98% to $0.82 million for the three months ended September 30, 2007 from $0.35 million for the same period in 2006.  This increase mainly resulted from increased transportation cost for the increase of the sale volume.

General and Administrative Expenses.   General and administrative expenses increased $0.68 million, or 167.29% to $1.08 million for the three months ended September 30, 2007 from $0.41 million for the same period of 2006.  The increase of general and administrative expenses was primarily attributable to (1) the increased salary and compensation for managerial personnel and (2) the increased budget to overall employees' benefits.

Income Before Income Taxes and Minority Interest.   Income before income taxes and minority interest increases $0.54 million or 23.62% to $2.85 million for the three months ended September 30, 2007 from $2.31 million for the same period of 2006.  The increase was primarily attributed to the substantial increase of revenues.

Income Taxes.  Income taxes increased $0.19 million or 114.71% to $0.36 million for the three months ended September 30, 2007 from $0.17 million for the same period of 2006.  The increase of tax paid was primarily a result of higher income achieved in this period.

On March 16, 2007, the National People's Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application, scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law will be effective on January 1, 2008.  According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries may be subject to change.  As the implementation details have not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

Income Tax Rate	2007	2008	2009
Junan Hongrun	15%	15%	25%
Luotian Lorain	0%	15%	15%
Beijing Lorain	0%	0%	15%
Shangdong Lorain	30%	25%	25%

Net Income.   Net income increased $0.56 million , or 29.67% to $2.44 million for the three months ended September 30, 2007 from $1.88 million for the same period of 2006.

Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006

The following table summarizes the results of our operations during the six-month period ended September 30, 2007 and ended September 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended September 30, 2007 to the six-month period ended September 30, 2006.

(State in U.S. dollars)	Nine months ended September 30,		Dollar ($)	Percentage (%)
	2007	2006	Increase (Decrease)	Increase (Decrease)
Revenue
Net revenues	$48,076,119	$27,801,612	$20,274,507	72.93%
Cost of revenues	(37,463,120)	(21,399,050)	16,064,070	75.07%

Gross profit	10,612,999	6,402,562	4,210,437	62.76%

Operating expenses
Selling and marketing expenses	(1,247,303)	(977,790)	269,513	27.56%
General and administrative expenses	(1,903,762)	(1,079,283)	824,479	76.39%

Income from continuing operations	7,461,934	4,354,489	3,116,445	71.72%

Finance costs, net	(1,608,229)	(1,148,483)	459,746	40.03%
Government grant	392,896	415,230	(22,333)	(5.38%)
Sundry	-	-	-	-
Other income	35,238	16,359	18,879	115.4%
Other expenses	(1,376,143)	(17,567)	1,358,576	7733.68%

Income before taxation	4,905,697	3,609,814	1,295,883	35.9%
Income tax	(972,259)	(436,254)	536,005	122.86%

Net income before minority interests	3,933,438	3,173,560	759,878	23.94%
Minority interests	(206,859)	(251,630)	44,771	17.79%

Net income	$3,726,579	$2,923,144	$803,435	27.49%

Net Revenues.   Net Revenues.   Our net revenues for the nine months ended September 30, 2007 were $48.08 million, which is approximately $20.27 million or 72.932% more than for the same period in 2006, where we had revenues of $27.80 million. The increased revenues were attributable to increased sales as a result of expansion of our customer base, an increase in marketing activities, an adjustment to our operational structure, and an expansion of our sales network.

Cost of Revenues.   Our cost of goods sold, which consists of raw materials, direct labor and manufacturing overhead expenses, was $37.46 million for the nine month period ended September 30, 2007, an increase of $16.06 million or 75.07%, as compared to $21.40 million for the nine month period ended September 30, 2006.  The cost of goods sold increased because the overall sales volumes in the first nine months of 2007 increased as compared to the same period ended September 30, 2006.

Gross Profit.   Our gross profit increased $4.21 million, or 65.76% to $10.61 million for the nine months ended September 30, 2007 from $6.4 million for the same period in 2006.  This increase was attributable to an overall increases in sales, and in particular, the substantial increase in the percentage of domestic products we sold, in the three months period ended September 30, 2007, compared to the same period of 2006. Gross profit as a percentage of net revenues was 22.07% for the nine months ended September 30, 2007, as compared to 23.02% during the same period in 2006. The decrease of gross profit as a percentage of net revenues was due to the increased domestic sale volume with a lower profit margin 2007 compared to the same period of 2006.

Selling and Marketing Expenses.   Selling and marketing expenses increased $0.27 million, or 27.56% to $1.25 million for the nine months ended September 30, 2007 from $0.98 million for the same period in 2006.  This increase mainly resulted from increased transportation cost for increased sales volume.

General and Administrative Expenses.   General and administrative expenses increased $0.82 million, or 76.4% to $1.90 million for the nine months ended September 30, 2007 from $1.08 million for the same period of 2006.  The increase of general and administrative expenses was primarily attributable to increased travel and lodging expenses associated with increased sales promotion activities and to increases salary and compensation of our managerial staffs.

Income Before Income Taxes and Minority Interest.   Income before income taxes and minority interest increased $1.30 million or 35.9% to $4.91 million for the nine months ended September 30, 2007 from $3.61 million for the same period of 2006.  The increase was primarily a result of the higher revenue during the nine month period ended on September 30, 2007 as compared to 2006.

Income Taxes.  Income taxes increased $0.53 million or 122.86% to $0.97 million for the nine months ended September 30, 2007 from $0.44 million for the same period of 2006.  The increase of tax paid was primarily a result of the substantial increase of income in the nine months period ended September 30, 2007, as compared to the same period of 2006.

On March 16, 2007, the National People's Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application, scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law will be effective on January 1, 2008.  According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries may be subject to change.  As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

Income Tax Rate	2007	2008	2009
Junan Hongrun	15%	15%	25%
Luotian Lorain	0%	15%	15%
Beijing Lorain	0%	0%	15%
Shangdong Lorain	30%	25%	25%

Net Income.   Net income increased $0.80 million, or 27.49% to $3.72 million for the nine months ended September 30, 2007 from $2.92 million for the same period of 2006.

Liquidity and Capital Resources

General

As of September 30, 2007, we had cash and cash equivalents (including restricted cash) of $6.88 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow (in U.S. dollars)
	Nine months Ended Sept 30,
	2007	2006
Net cash provided by (used in) operating activities	$(5,829,610)	9,309,596
Net cash provided by (used in) investing activities	$(5,400,870)	(9,880,814)
Net cash provided by (used in) financing activities	$18,109,692	(4,938,251)
Net cash flow (outflow)	11,230,480	14,819,065

Operating Activities

Net cash used in operating activities was $5.83 million for the nine months period ended September 30, 2007, which is an decrease of $15.14 million from net cash provided by operating activities of $9.31million for the same period of 2006.  The decrease of the cash provided by operating activities was primarily a result of the substantial decrease in accounts receivable and other receivables 2007, as compared to the same period in the year of 2006.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash used by investing activities for the nine months period ended September 30, 2007 was $ 5.4 million, which is an decrease of $4.48 million from net cash used in investing activities of $9.88 million for the same period of 2006. The decrease was primarily due to the decrease in restricted cash in 2007, as compared to the year of 2006.

Financing Activities

Net cash provided by financing activities for the nine months period ended September 30, 2007 was $18.11 million, which is an increase of $23.05million from $4.94 million net cash used in financing activities during the same period of 2006.  The increase of the cash provided by financing activities was primarily a result of the increase of additional paid-in capital, resulting from the private placement transaction that closed in May, 2007.

Loan Facilities

As of September 30, 2007, the amounts and maturity dates for our bank loans were as follows:

All amounts, other than percentages, in thousands of U.S. dollars.

Banks	Amounts	Beginning	Ending	Duration
Junan County Construction Bank	399.06	08/31/2006	08/31/2007*	12 months
Junan County Construction Bank	333.88	09/08/2006	09/07/2007*	12 months
Junan County Agriculture Bank	266.04	11/03/2006	11/02/2007	12 months
Junan County Agriculture Bank	678.41	11/16/2006	11/15/2007	12 months
Junan County Industrial and Commercial Bank	735.61	12/11/2006	11/15/2007	12 months
Linyi Commercial Bank	199.53	11/30/2006	11/29/2007	12 months
Junan County Agriculture Bank	478.88	12/06/2006	12/05/2007	12 months
Junan County Agriculture Bank	505.48	12/06/2006	12/05/2007	12 months
Junan County Construction Bank	1,197.19	09/17/2007	12/06/2007	3 months
Junan County Industrial and Commercial Bank	1,995.32	08/23/2007	12/07/2007	4 months
Junan County Industrial and Commercial Bank	630.52	12/11/2006	12/10/2007	12 months
Junan County Industrial and Commercial Bank	226.14	12/14/2006	12/15/2007	12 months
Junan County Construction Bank	399.06	09/27/2007	12/18/2007	3 months
Junan County Construction Bank	399.06	09/27/2007	12/18/2007	3 months
Junan County Construction Bank	345.86	09/27/2007	12/18/2007	3 months
Junan County Agriculture Bank	79.81	08/02/2007	01/08/2008	12 months
Junan County Industrial and Commercial Bank	133.02	01/11/2007	01/10/2008	12 months
Junan County Industrial and Commercial Bank	532.08	01/12/2007	01/11/2008	12 months
Junan County Agriculture Bank	224.81	08/14/2007	01/11/2008	5 months
Junan County Agriculture Bank	336.54	09/12/2007	01/11/2008	4 months
Junan County Industrial and Commercial Bank	465.57	01/31/2007	01/18/2008	12 months
Junan County Industrial and Commercial Bank	532.08	01/31/2007	01/18/2008	12 months
Junan County Industrial and Commercial Bank	532.08	06/08/2007	01/29/2008	8 months
Linyi Commercial Bank	598.60	02/07/2007	02/06/2008	12 months
Linyi Commercial Bank	524.46	02/10/2007	02/09/2008	12 months
Junan County Industrial and Commercial Bank	1,330.21	03/06/2007	03/05/2008	12 months
Junan County Construction Bank	345.86	06/06/2007	03/05/2008	9 months
Junan County Industrial and Commercial Bank	399.06	08/16/2007	03/07/2008	7 months
Jinan, China Merchants Bank	1,330.21	09/13/2007	03/13/2008	6 months
Junan County Agriculture Bank	119.72	06/14/2007	06/07/2008	12 months
Junan County Agriculture Bank	39.91	06/14/2007	06/07/2008	12 months
International Trust & Investment Co., Ltd.	1,330.21	06/14/2005	06/13/2008	36 months
Junan County Agriculture Bank	532.08	06/30/2007	06/29/2008	12 months
Junan County Agriculture Bank	106.42	06/30/2007	06/29/2008	12 months
Junan County Agriculture Bank	492.18	07/04/2007	07/03/2008	12 months
China Agricultural Bank, Miyun Branch	266.04	07/18/2007	07/18/2008	12 months
Junan County Construction Bank	319.25	07/24/2007	07/23/2008	12 months
Junan County Agriculture Bank	186.23	08/02/2007	07/25/2008	11 months
China Agricultural Bank, Luotian Square Branch	1,010.96	08/30/2007	08/30/2008	12 months
Junan County Construction Bank	249.75	09/18/2007	09/17/2008	12 months
Junan Agricultural Development Bank	1,330.21	09/28/2007	09/26/2008	12 months
Bank of China, Junan Branch	5.32	09/19/2006	09/30/2008	8 months
Total	22,142.71

1 Two of the loans listed in the table above have stated expirations prior to September 30, 2007. These loans were disbursed under a special aid development program and were not required to be repaid by their stated expiration date. We are not in default on these loans.  We intend to repay the loans in accordance with the special aid development program's terms and conditions.

As shown in the above table, we have $22.14 million in loans maturing on or before the end of September 30, 2008. We plan to repay this debt either as it matures or refinance this debt with other debt.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contracts

We do not have any material contractual obligations as of September 30, 2007.

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

  As of September 30, 2007, the particulars of the commonly controlled entities are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
Shandong Green Foodstuff Co., Ltd	PRC	80.2	$12,901,823	(RMB 100,860,000)
Luotian Green Foodstuff Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000)
Junan Hongrun Foodstuff Co., Ltd	PRC	100	$2,430,445	(RMB 19,000,000)
Beijing Green Foodstuff Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000)

Accounting for the Impairment of Long-Lived Assets -- The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the reporting periods, there was no impairment loss.

Revenue recognition--The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements.  In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company's financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006.  The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans.  Although the interest rates are fixed for the terms of the loans, the terms are typically 12 months and interest rates are subject to change upon renewal.  Since September 16, 2007 China People's Bank has increased the interest rate of RMB bank loans with a term of 6 months or less by 0.27%, and loans with a term of 6 to 12 months by 0.27%. The new interest rates are 6.48% and 7.29% for RMB bank loans with a term 6 months or less and loans with a term of 6-12 months, respectively.  The change in interest rates has no impact on our bank loans that were made before September 15, 2007.  Management monitors the banks' interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in Renminbi.  All of our assets are denominated in RMB except for cash.  As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB.  If the RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline.  We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEMS 4 AND 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain a system of disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules, regulations and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure.  Si Chen, our Chief Executive Officer, and Huanxiang Sheng, our Interim Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2007.

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

ITEM 1A.  RISK FACTORS

The risks described in Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-Q and in this Quarterly Report on Form 10-Q do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the quarter ended September 30, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 3, 2007, the board of directors of Millennium Quest, Inc, a Delaware corporation (the “Company”) and Halter Financial Investments, L.P., the record holder 70.5% of the Company's issued and outstanding common stock at such time, approved, by written consent, an amendment of the Company's Articles of Incorporation (the “Amendment”) that (i) will increase the number of shares of our authorized common stock from 20,000,000 to 200,000,000 shares, (ii) effectuate a 1-for-32.84 reverse stock split for our common stock and (iii) to change the Company's name to “American Lorain Corporation”.

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

Date: November 14, 2007	AMERICAN LORAIN CORPORATION

By: _/S/ Si Chen______________________

Si Chen
Chief Executive Officer

EXHIBIT INDEX

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