Form 10-Q/A
period 2007-06-30
American Lorain CORP
filed 2008-02-20
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes ☒          No☐

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2007, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,923,178

EXPLANATORY NOTE

American Lorain Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2007 (the “Original Filing”) to, among other things, correct certain amounts presented as of June 30, 2007 contained in the Company’s financial statement included in the Original Filing, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 20, 2007.  The primary changes to the Original Filing made in this amendment are as follows:

•

This amendment changes the consolidated statements of cash flows for the six months ended June 30, 2007 and the three months ended June 30, 2007 (the “Original Cash Flow Statements”) by adding a new item “cash acquired from shell upon reverse-merger,” which records the Company’s acquisition of cash from a shell company in an amount of $5,268 in connection with the reverse merger completed on May 3, 2007, as described in the Company’s Form 8-K filed with the SEC on May 9, 2007. Accordingly, this amendment also changes the amounts listed in the Original Cash Flow Statements regarding the following items: cash (used)/ sourced in investing activities, net increase and financing activities, net increase in cash and cash equivalent for the period, and cash & cash equivalent at the end of the period.

•

This amendment changes the wording in Section (j) of Note 1 to Consolidated Financial Statement in the Original Filing in order to better describe the nature of the rights obtained by the Company in connection with the use of certain land in China.

•

Finally, this amendment adds a section titled “Per Share Effect of Tax Exemption” in Note 9 to Consolidated Financial Statement in the Original Filing.

No other material information in the Original Filing is amended hereby. This Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that occurred at a later date, [except for disclosures of certain tax law updates in Note 10 to Consolidated Financial Statement.] Pursuant to Rule 12b-15 (the “Rule 12b-15) under the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of the items of the Original Filing that are being amended and restated, in addition to the text of the unaffected items or exhibits.

As required by Rule 12b-15, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Form 10-Q/A (but otherwise identical to their prior certifications) and are also furnishing, but not filing, Rule 13a-14(b) certifications in connection with this Form 10-Q/A (but otherwise identical to their prior certifications).

PART I

ITEM 1. FINANCIAL STATEMENT

AMERICAN LORAIN CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	Notes	2007	2006
ASSETS
Current assets
Cash and cash equivalents		$2,531,695	$2,290,676
Restricted cash	3	6,536,540	2,549,321
Trade accounts receivable	4	8,903,779	11,805,231
Prepayments for raw materials		3,353,642	2,406,160
Income tax prepayment		-	38,375
Other receivables		9,637,204	4,683,630
Inventories	5	13,773,027	12,294,354
Total current assets		$44,735,887	$36,067,747

Other Assets
Property, plant and equipment, net	6	19,382,664	13,517,908
Investment securities		6,951	26,620
Land use rights, net	7	2,852,723	2,777,475
Total Non Current Assets		$22,242,338	$11,687,559

TOTAL ASSETS		$66,978,225	$52,389,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short term bank loans		$16,062,061	$21,858,467
Current maturities of long term debts		-	5,117
Accounts payable		992,598	2,327,620
Notes payable		2,623,020	3,466,581
Customers’ deposits		727,216	843,091
Accrued expenses and other payables		6,011,081	2,570,262
Income tax payable		307,376	402,216
Total current liabilities		$26,723,352	$31,473,354

Long term bank loans		1,416,921	1,384,742

Minority interest		3,042,800	2,922,355

TOTAL LIABILITIES		$31,183,073	$35,780,451

See notes to consolidated financial statements and accountant's report

AMERICAN LORAIN CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	Notes	2007	2006

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value,
200,000,000 shares authorized;
24,923,178 and 17,932,777 shares issued
and outstanding at June 30, 2007 and
December 31, 2006	8	24,923	17,933
Additional Paid-in Capital	8	24,127,536	6,846,620
Statutory reserves		4,463,166	4,439,604
Retained earnings		5,595,769	4,298,947
Accumulated other comprehensive income		1,583,758	1,006,195

Total Stockholders’ Equity		$35,795,152	$16,129,961

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$66,978,225	$52,389,750

See notes to consolidated financial statements and accountant's report

AMERICAN LORAIN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

		Six months ended June 30,		Three months ended June 30,
	Note	2007	2006	2007	2006
Revenue
Net revenues		$25,242,021	$15,167,690	$13,343,209	$9,518,243
Cost of revenues		(19,341,479)	(11,725,331)	(10,388,680)	(7,438,589)

Gross profit		5,900,542	3,442,359	2,954,529	2,079,654

Operating expenses
Selling and marketing expenses		(422,750)	(623,870)	(296,917)	(327,225)
General and administrative expenses		(820,140)	(673,868)	(460,141)	(311,905)

Income from continuing operations		4,657,652	2,144,621	2,197,471	1,440,524

Finance costs, net		(1,303,281)	(744,074)	(764,201)	(379,687)
Government grant		-	(2,910)	-	(2,910)
Sundry		33,824	-	26,103	-
Other income		-	(58,751)	-	(58,751)
Other expenses	9	(1,333,429)	(34,148)	(1,329,203)	(3,901)

Income before taxation		2,054,766	1,304,738	130,170	995,275
Income tax	10	(615,577)	(270,129)	(285,597)	(190,878)

Net income before minority interests		1,439,189	1,034,609	(155,427)	804,397
Minority interests		(118,805)	4,283	(54,442)	484,652

Net income		$1,320,384	$1,038,892	$(209,869)	$1,289,049

Earnings per share
Basic	$0.0654	$0.0579	$(0.0094)	$0.0719
Diluted	$0.0641	$0.0579	$(0.0090)	$0.0719

Weighted average shares
outstanding of common stock
Basic	20,185,241	17,932,778	22,437,703	17,932,778
Diluted	20,594,213	17,932,778	23,255,647	17,932,778

See notes to consolidated financial statements and accountant's report

AMERICAN LORAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTHS AND THREE-MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)
		Six months ended June 30,		Three months ended June 30,
		2007	2006	2007	2006
Cash Flows from Operating Activities
Net income		$1,320,384	$1,038,892	$(209,869)	$1,289,049
Depreciation		345,003	378,516	185,240	233,844
Amortization		24,019	24,019	5,981	13,593
Minority interest		118,805	(4,283)	54,442	(484,652)
(Increase)/decrease in accounts and other receivables		(3,178,691)	(4,681,372)	(6,173,644)	(9,068,823)
(Increase)/decrease in inventories		(1,478,673)	(8,189,298)	(2,565,667)	(4,785,675)
Increase/(decrease) in accounts and other payables		(6,147,360)	16,012,172	(7,514,109)	13,034,878

Net cash (used in)/provided by operating activities		$(8,996,513)	$4,578,646	$(16,217,626)	$232,214

Cash Flows from Investing Activities
Purchase of landscaping, plant and tree		(1,031,299)	(1,000,000)	(1,031,299)	(1,000,000)
Purchase of plant and equipment		-	(7,506,599)	(887,995)	(6,898,494)
Purchase of land use rights		-	(1,530,817)		(1,530,817)
(Increase)/Decrease in restricted cash		(3,987,219)	2,838,067	(6,209,092)	246,183
Payment of cost of lease payment		-	-	1,081,811	105,259
Investment in short term securities		19,667	16,474	19,930	20,908
Construction in Progress		(777,177)	(500,000)	(777,177)	(500,000)
Cash acquired from shell upon reverse-merger	Note 8	5,268	-	5,268	-

Cash (Used)/Sourced in Investing Activities		$(5,770,760)	(7,682,875)	$(7,798,554)	$(9,556,961)

Cash Flows from Financing Activities
Proceeds from bank borrowings		4,268,345	-	-	-
Repayment of bank loans		(10,037,688)	(2,675,029)	(2,618,282)	(51,170)
Issue of common stock		6,990	-	6,990	-
Additional Paid-in capital		20,357,312	-	20,357,312	-

Cash (Used)/Sourced in Financing Activities		$14,594,959	$(2,675,029)	$17,746,020	$(51,170)

Net Increase in Cash & Cash Equivalents for the Period		$(172,314)	$(5,779,258)	$(6,270,160)	$(9,375,917)

Effect of foreign currency translation on Cash & Cash equivalents		387,584	(220,895)	351,290	(750,574)

Cash & Cash Equivalents at Beginning of Period		2,316,425	7,429,038	8,450,565	11,555,376

Cash & Cash Equivalents at End of Period		$2,531,695	1,428,885	$2,531,695	$1,428,885

See notes to consolidated financial statements and accountant's report

AMERICAN LORAIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 30, 2007 AND DECEMBER 31, 2006

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

(b)

Organization History of International Lorain Holding Inc. and its subsidiaries

International Lorain Holding Inc. (“ILH”) is a Cayman Islands company incorporated on August 4, 2006 and was until May 3, 2007 wholly-owned by Mr. Hisashi Akazawa.  Through restructuring and acquisition in 2006, the Company presently has two direct wholly-owned subsidiaries, Junan Hongrun and Luotian Lorain, and one indirectly wholly-owned subsidiary through Junan Hongrun, which is Beijing Lorain.

In addition, the Company directly and indirectly has 80.2% ownership of Shandong Lorain.  The rest of the 19.8%, which is owned by the State under the name of Shandong Economic Development Investment Co. Ltd., is not included as a part of the Group.

(c)

Reverse-Merger

On May 3, 2007, the Company entered into a share exchange agreement with International Lorain Holding Inc. (“ILH”) whereby the Company consummated its acquisition of ILH by issuance of 697,663 Series B voting convertible preferred shares to the shareholders of ILH in exchange of 5,099,503 ILH shares.  Concurrently on May 3, 2007, the Company also entered into a securities purchase agreement with certain investors and Mr. Hisashi Akazawa and Mr. Si Chen (each a “beneficial owner”) whereby the Company issued 319,913 (after reverse-split at 32.84 from 10,508,643) common shares to its shareholders as consideration of the Company’s reverse-merger with Lorain.  Concurrently on May 3, 2007, the Company issued 299,058.78 Series B voting convertible preferred shares (immediately converted to 6,990,401 common shares) at a selling price of $2.87 per share to certain private investors.

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

Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer, ILH.  The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.  See also Note 8. Capitalization.

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

(b)

Principles of Consolidation

The consolidated financial statements which include the Company and its subsidiaries are compiled in accordance with generally accepted accounting principles in the United States of America.  All significant inter-company accounts and transactions have been eliminated.  The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries; ownership interests of minority investors are recorded as minority interests.

The Company owned the four subsidiaries since its reverse-merger on May 3, 2007.  As of June 30, 2007, the detailed identities of the consolidating subsidiaries are as follows: -

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

(h)

Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows: -

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

(j)

Land Use Rights

Land use rights represent the cost of using land in the PRC.  Land use rights are carried at cost and amortized on a straight-line basis over the life of the rights. The Company may use the parcel, on which it has built plant and facilities, for 50 years.

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

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged as an expense to the statement of income and comprehensive income and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity andduration of the impairment, changes in value subsequent to year end, and forecasted performance of the investee.

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

(t)

Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statement of income as incurred.

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

The Company adopted the above standards, which did not have any material impact on these consolidated financial statements

3.

RESTRICTED CASH

Restricted Cash represents interest bearing deposits placed with banks to secure banking facilities in the form of loans and notes payable.  The restriction of funds is based on time.  The funds that collateralize loans are held for 60 days in savings account that pay interest at the prescribed national daily savings account rate.  For funds that underline notes payable, the cash is deposited in six month time deposits that pay interest at the national time deposit rate.

4.

TRADE ACCOUNTS RECEIVABLE

	2007	2006
Trade accounts receivable	$9,130,660	$12,032,110
Less: Allowance for doubtful accounts	(221,881)	(226,881)

	$8,903,779	$11,805,229

The Group offer credit terms of between 90 to 180 days to most of their international distributors and between 30 to 90 days for most of their domestic distributors.

An analysis of the allowance for doubtful accounts for the period ended June 30, 2007 and December 31, 2006 is as follows: -

	2007	2006
Balance at beginning of year	$226,881	$-
Arising through acquisition	-	67,090
Addition of bad debt expense, net	-	159,791

Balance at end of year	$226,881	$226,881

5.

INVENTORIES

Inventories at June 30, 2007 and December 31, 2006 consisted of the following: -

	2007	2006
Raw materials	$6,560,319	$7,785,927
Finished goods	7,212,708	4,508,427

	$13,773,027	$12,294,354

6.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at June 30, 2007 consist of the following: -

At cost	2007	2006
Buildings	$13,029,492	$8,967,534
Machinery and equipment	4,869,942	4,362,645
Office equipment	227,060	213,527
Motor vehicles	329,043	320,932

	$18,455,537	$13,864,638
Less: accumulated depreciation	(2,529,175)	(2,184,172)
Landscaping, plant and tree	1,031,299	1,005,878
Construction in progress	2,425,003	831,564

	$19,382,664	$13,517,908

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories.

Landscaping, plant and tree is chestnut trees in the growing bases, which have not been the significant procurement source.

7.

LAND USE RIGHTS

Leasehold Land at June 30, 2007 and December 31, 2006 consists of the following: -

	2007	2006
Leasehold Land, at cost	$2,985,853	$2,886,587
Less: Accumulated amortization	(133,130)	(109,111)

	$2,852,723	$2,777,476

Land use rights represents the long term lease of the parcel of land, that the PRC government owns, on which the Company’s corporate campus is being constructed.

Amortization expense, which is calculated by straight-line, for the above leasehold land was $24,019 and $23,788 for the period ended June 30, 2007 and December 31, 2006.

8.

CAPITALIZATION

As a result of the reverse-merger on May 3, 2007 involving an exchange of shares and issuance of shares to private investors and other parties involved in the deal, the total number of the Company’s common stock shares at 24,923,178 and 17,932,777 issued and outstanding at June 30, 2007 and December 31, 2006 respectively have been retroactively restated to recognize the recapitalization as depicted in the following table:

Name of Shareholder	Number of Shares	Stock Capital	Additional Paid-in capital
Shareholders of International Lorain Holding Inc. (697,663 Series B preferred shares converted to common shares at one for 23.375 split)	$16,307,872	$16,308	$-
Halter Financial Investments LP and Other (100,000 Series A preferred shares converted to common shares: 100,000 x 428.56 =42,856,000 / 32.84) Reversed-split	1,304,992	1,305	-
Original Shareholders of Millennium Quest (Shell) 10,508,643 shares / 32.84 reverse-split adjusted for round-down	319,913	320	-
Original additional paid-in capital from the
4 PRC subsidiaries	-	-	6,846,620

Private Investors (299,055.78 Series B preferred shares converted to common shares at 23.375 = 6,990,401 shares)	6,990,401	6,990	19,318,943
Less: Cost of issue	-	-	(2,043,295)
Cash acquired from Shell (Millennium Quest Inc.) upon reverse-merger on May 3, 2007 credited to APIC	-	-	5,268

	24,923,178	24,923	24,127,536
	========	======	==========

9.

OTHER EXPENSES

The majority of other expenses incurred were related to casualty loss on the Company’s Beijing production facility, which had a fire due to electricity short-circuit on May 26, 2007.  The cost to rebuild the facility and replace equipment incurred during the current quarter amounted to $1,243,000 (RMB 9,500,000).  Production was restored to normal during early August 2007.

10.

INCOME TAXES

All of the Group’s income before income taxes and related tax expenses are from PRC sources.  In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%.  However, also in accordance with the relevant taxation laws in the PRC, some of the subsidiaries of the Group are eligible for tax exemption.  In particular, from the time that a company has its first profitable tax year, the company is exempt from corporate income tax for its first two year and is then entitled to a 50% tax reduction for the succeeding three year. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 33% to income before income tax for the period from August 4, 2006 (date of incorporation) to December 31, 2006 for the following reasons: -

	2007	2006

Income before tax	$2,054,766	$5,411,264

Tax at the income tax rate	678,072	1,785,717

Effect of tax exemption granted	(62,495)	(842,586)

Income tax	$615,577	$943,131

Per Share Effect of Tax Exemption
	2007	2006

Effect of tax exemption granted	$62,495	$842,586

Weighted-Average Shares Outstanding	25,332,151	17,932,778

Per share effect	$0.0025	$0.0470

As of June 30, 2007, there existed no deferred tax assets or liabilities for the Group pursuant to the PRC tax law.

PART II

ITEM 6. EXHIBITS

Exhibit	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Principal Executive Officer and Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 20, 2008

AMERICAN LORAIN CORPORATION

By: /S/ SiChen
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