Form 10-Q/A
period 2007-09-30
American Lorain CORP
filed 2008-02-20
CIK 1117057

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

The numbers of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2007, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,923,178

EXPLANATORY NOTE

American Lorain Corporation (the "Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2007 (the "Original Filing") to, among other things, correct certain amounts presented in the Company’s financial statement included in the Original Filing, as filed with the U.S. Securities and Exchange Commission (the "SEC") on November 14, 2007. The primary changes to the Original Filing made in this amendment are as follows:

  This amendment changes the consolidated balance sheets as of September 30, 2007 and December 31, 2006 (the "Original Balance Sheets") by (1) allocating the amount regarding the item "Accounts and Notes Payable" in the Original Balance Sheets into two separate items "Accounts Payable" and "Notes Payable," and (2) making adjustment in item "Accrued expense and other payables" to account for the accrued welfare provided by the Company as of September 30, 2007 and December 31, 2006. The Company made this adjustment to comply with requirements of Generally Accepted Accounting Principles (the "GAAP") in response to the comments noted in a letter dated November 21, 2007 from the SEC with respect to the Company’s Form S-1 filed on October 26, 2007. Amounts shown under the heading "Stockholders’ Equity" in the Original Balance Sheets are changed accordingly.

  This amendment changes the consolidated statements of income for the periods ended September 30, 2007 and 2006 (the "Original Income Statements") by making adjustment in item "General and administrative expenses" to account for the accrued welfare provided by the Company for the periods ended September 30, 2007 and 2006, based on the same reason as noted in the paragraph above. Related amounts with respect to operating income, net income, earnings per share and weighted average shares are changed accordingly.

  This amendment changes the consolidated statements of cash flows for the nine-months and three-months ended September 30, 2007 and 2006 (the "Original Cash Flow Statement") by (1) making adjustment in item "Cash (Used in)/provided by Financing Activities" to account for the accrued welfare provided by the Company for the nine-months and three-months ended September 30, 2007 and 2006, based on the same reason as noted in the first bullet point above, (2) changing related amounts with respect to "Net Increase in Cash & Cash Equivalents for the period and "Effect of foreign currency translation on Cash & Cash equivalents", and (3) dividing the item "Bank borrowings, net of payment" into two separate items "Proceeds from bank borrowings" and "Repayment of bank loans," in accordance with Financial Accounting Standards-95.

  Based on the above changes, Note 8 to Consolidated Financial Statements in the Original Filing are changed accordingly with respect to capitalization.

  Note 3 to Consolidated Financial Statements expands the company’s disclosure in the Original Filing to explain in detail the specific nature and terms of the restriction on the cash.

  This amendment changes the wording in Note 7 to Consolidated Financial Statements in the Original Filing in order to better describe the nature of the rights obtained by the Company in connection with the use of certain land in China.

  Finally, this amendment adds a section titled "Per Share Effect of Tax Exemption" in Note 9 to Consolidated Financial Statement in the Original Filing.

No other material information in the Original Filing is amended hereby. This Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that occurred at a later date, except for disclosures of certain tax law updates in Note 10 to Consolidated Financial Statement. Pursuant to Rule 12b-15 (the "Rule 12b-15) under the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of the items of the Original Filing that are being amended and restated, in addition to the text of the unaffected items or exhibits.

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

PART I

ITEM 1. FINANCIAL STATEMENT

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in U.S. Dollars)

	Notes	9/30/2007	12/31/2006
ASSETS
Current assets
Cash and cash equivalents		$9,467,255	$2,290,676
Restricted cash	3	3,676,403	2,549,321
Trade accounts receivable	4	21,710,604	11,805,231
Prepayments for raw materials		12,126,023	2,406,160
Income tax prepayment		-	38,375
Other receivables		3,211,193	4,683,630
Inventories	5	11,006,716	12,294,354
Total current assets		$61,198,194	$36,067,747

Other Assets
Property, plant and equipment, net	6	17,065,668	13,517,908
Investment securities		7,050	26,620
Land Use Rights, net	7	2,937,061	2,777,475
Total Non Current Assets		$20,009,779	$16,322,003

TOTAL ASSETS		$81,207,973	$52,389,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short term bank loans		$25,544,083	$21,858,467
Current maturities of long term debts		-	5,117
Accounts payable		7,090,210	2,327,620
Notes payable		2,660,424	3,466,581
Customers' deposits		837,974	843,091
Accrued expenses and other payables		3,254,700	2,570,262
Income tax payable		1,577,035	402,216
Total current liabilities		$40,964,426	$31,473,354

Long term bank loans		105,466	1,384,742

Minority interest		3,250,147	2,922,355

TOTAL LIABILITIES		$44,320,039	$35,780,451

See notes to consolidated financial statements and accountant's report

AMERICAN LORAIN CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	Notes	9/30/2007	12/31/2006

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value,
200,000,000 shares authorized;
24,923,178 and 17,932,777 shares issued
and outstanding at September 30, 2007
and December 31, 2006	8	24,923	17,933
Additional Paid-in Capital	8	24,127,536	6,846,620
Statutory reserves		4,463,166	4,439,604
Retained earnings		7,814,126	4,298,947
Accumulated other comprehensive income		458,183	1,006,195

Total Stockholders' Equity		$36,887,934	$16,609,299

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY		$81,207,973	$52,389,750

See notes to consolidated financial statements and accountant's report

AMERICAN LORAIN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

		Nine months		Three months
		ended September 30,		ended September 30,
	Note	2007	2006	2007	2006
Revenue
Net revenues		$48,076,119	$27,801,612	$22,834,098	$12,711,287
Cost of revenues		(37,463,120)	(21,399,050)	(18,121,641)	(9,673,719)

Gross profit		10,612,999	6,402,562	4,712,457	3,037,568

Operating expenses
Selling and marketing expenses		(1,247,303)	(977,790)	(824,553)	(353,920)
General and administrative expenses		(1,954,728)	(1,080,497)	(1,134,588)	(405,415)

Operating income		7,410,968	4,345,489	2,753,316	2,278,233

Finance costs, net		(1,608,229)	(1,148,483)	(304,948)	(404,409)
Government grant		392,897	415,230	392,897	415,230
Sundry		-	-	(33,824)	(15,704)
Other income		35,238	16,359	35,238	32,940
Other expenses	9	(1,376,143)	(17,567)	(42,714)	-
Income before taxation		4,854,731	3,609,814	2,799,965	2,306,290
Income tax	10	(972,259)	(436,254)	(356,682)	(166,125)

Net income before minority interests		3,882,472	3,173,560	2,443,283	2,140,165
Minority interests		(206,859)	(251,630)	(51,022)	(255,913)

Net income		$3,675,613	$2,923,144	$2,392,261	$1,884,252

Earnings per share
Basic		$0.1689	$0.1630	$0.0960	$0.1051
Diluted		$0.1646	$0.1630	$0.0934	$0.1051

Weighted average shares
outstanding of common stock
Basic		21,764,553	17,932,778	24,923,179	17,932,778
Diluted		22,325,886	17,932,778	25,626,780	17,932,778

See notes to consolidated financial statements and accountant's report

AMERICAN LORAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTHS AND THREE-MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Cash Flows from Operating Activities
Net income	$3,675,613	$2,923,144	$2,443,227	$1,884,252
Depreciation	575,091	445,683	230,088	67,167
Amortization	54,028	31,656	30,009	7,637
Investment income	(4,733)	(777)	(4,733)	(777)
Minority interest	206,859	251,630	51,022	255,913
Increase in accounts and other receivables	(8,438,054)	26,526,986	(5,259,363)	31,208,358
(Increase)/decrease in inventories and prepayments	(8,432,225)	(2,113,574)	(6,953,552)	6,075,724
Increase/(decrease) in accounts and other payables	6,533,811	(18,755,152)	12,630,205	(34,767,324)

Net cash (used in)/provided by operating activities	$(5,829,610)	$9,309,596	$3,166,903	$4,730,950

Cash Flows from Investing Activities
Purchase of plant and equipment	(4,122,851)	(2,103,657)	(3,091,552)	6,402,942
Purchase of land use rights	(213,614)	(1,003,039)	(213,614)	527,778
(Increase)/Decrease in restricted cash	(1,127,082)	(6,765,411)	2,860,137	(9,603,478)
Investment in short term securities	62,677	(8,707)	43,010	(25,181)
Construction in Progress	-	-	777,177	500,000

Cash (Used in)/provided by Investing Activities	$(5,400,870)	$(9,880,814)	$375,158	$(2,197,939)

Cash Flows from Financing Activities
Proceeds from bank borrowings	19,765,903	30,244,649	10,888,708	13,606,242
Repayment of bank loans	(18,170,897)	(26,702,681)	(3,524,359)	(7,389,245)
Dividends paid	(136,872)	135,156	(136,872)	135,156
Issuance of common stock	6,990	(8,615,375)	(96,689)	(8,615,375)
Increase in Additional Paid-in capital	16,707,883	-	(3,552,740)	-

Cash (Used in)/provided by Financing Activities	$18,173,007	$(4,938,251)	$3,578,048	$(2,263,222)

Net Increase in Cash & Cash Equivalents for the Period	$6,942,527	$(5,509,469)	$7,120,109	$269,789
Effect of foreign currency translation on Cash & Cash equivalents	234,052	237,157	(184,550)	458,052

Cash & Cash Equivalents at Beginning of Period	2,290,676	7,429,038	2,531,695	1,428,885

Cash & Cash Equivalents at End of Period	$9,467,255	$2,156,725	$9,467,255	$2,156,725

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

(b)

Organization History of International Lorain Holding Inc. and its subsidiaries

International Lorain Holding Inc. ("ILH") is a Cayman Islands company incorporated on August 4, 2006 and was until May 3, 2007 wholly-owned by Mr. Hisashi Akazawa. Through restructuring and acquisition in 2006, the Company presently has two direct wholly-owned subsidiaries, Junan Hongrun and Luotian Lorain, and one indirectly wholly-owned subsidiary through Junan Hongrun, which is Beijing Lorain.

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

Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer, ALC. The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented. See also Note 8 Capitalization.

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

(b)

Principles of Consolidation

The consolidated financial statements, which include the Company and its subsidiaries, are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries; ownership interest of minority investors are recorded as minority interests.

The Company owned the four subsidiaries since its reverse-merger on May 3, 2007. As of September 30, 2007, the detailed identities of the consolidating subsidiaries are as follows:

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

Inventories at September 30, 2007 and December 31, 2006 consisted of the following:

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

7.

LAND USE RIGHTS, NET

Land Use Rights at September 30, 2007 and December 31, 2006 consists of the following:

	2007	2006
Land use rights, at cost	$3,105,689	$2,886,587
Accumulated amortization	(168,628)	(109,112)

	$2,937,061	$2,777,475

Land use rights represents the the long term lease of the parcel of land, that the PRC government owns, on which the Company's corporate campus is being constructed.

Amortization expense, which is calculated by straight-line, for the above land use rights was $59,516 and $23,788 for the period ended September 30, 2007 and December 31, 2006.

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

9.

OTHER EXPENSES

Included in this head of expense was casualty loss on the Company's Beijing production facility, which had a fire due to electricity short-circuit on May 26, 2007. The cost to rebuild the facility and replace equipment incurred during the current quarter amounted to $ 1,243,000 (RMB 9,500,000). Production was restored to normal levels in early August 2007.

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

	2007	2006

Income before tax	$4,854,731	$3,609,814

Tax at the income tax rate	1,602,061	1,191,239

Effect of tax exemption granted	(646,621)	(754,985)

Income tax	$955,440	$436,254

Per Share Effect of Tax Exemption	2007	2006
Effect of tax exemption granted	$646,621	$754,985

Weighted-Average Shares Outstanding	21,764,553	17,932,778

Per share effect	$0.0297	$0.0421

As of September 30, 2007, there existed no deferred tax assets or liabilities for the Group pursuant to the PRC tax law.

Effective January 1, 2008, PRC government implements a new 15% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 15% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

Based on the background of each constituent of our group, the income tax rates applicable to the four constituents for 2007, 2008 and 2009 are depicted in the following table.

Income Tax Rate	2007	2008	2009
Junan Hongran	15%	12.5%	25%
Luotian Lorain	0%	12.5%	12.5%
Beijing Lorain	0%	0%	12.5%
Shangdong Lorain	30%	25%	25%

PART II.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Principal Executive Officer and Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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