Form 10-K
period 2007-12-31
American Lorain CORP
filed 2008-04-15
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-50883

AMERICAN LORAIN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0430320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Beihuan Zhong Road Junan County Shandong, People’s Republic of China, 276600
(Address of principal executive office and zip code)

(86) 539-7318818
(Registrant’s telephone number, including area code) MILLENNIUM QUEST, INC. 4089 Mount Olympus Way, Salt Lake City, Utah 84124
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value 0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐            No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐            No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐            No ☒

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was 7,427, 109 and $144,828, 626, respectively.

There were 24,923,185 shares of common stock outstanding as of April 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

 AMERICAN LORAIN CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2007

Use of Term

Except as otherwise indicated by the context, references to “American Lorain” are references to American Lorain Corporation, a Delaware corporation (formerly known as Millennium Quest, Inc.).  “Lorain Holding” are references to “International Lorain Holding, Inc.,” a Cayman Islands corporation that is wholly-owned by American Lorain, and Lorain Holding’s direct and indirect Chinese subsidiaries.  “we,” “us” or “our” are references to the combined business of American Lorain Corporation, its wholly-owned subsidiary,  Lorain Holding, and the direct and indirect Chinese  subsidiaries of Lorain Holding.  “American Lorain,” “Lorain Holding,” “we,” “us” or “our” do not include the selling stockholders.  “Junan Hongrun” means Junan Hongrun Foodstuff Co., Ltd. and its Chinese operating subsidiaries.  “Luotian Lorain” means Luotian Green Foodstuff Co., Ltd. and its Chinese subsidiaries.  “Beijing Lorain” means Beijing Green Foodstuff Co., Ltd. and its Chinese subsidiaries.  “Shandong Lorain” means Shandong Green Foodstuff Co., Ltd. and its Chinese subsidiaries.  “RMB” means Renminbi, the legal currency of China and the terms.  “U.S. dollar,” “$” and “US$” mean the legal currency of the United States.  References to “China” and “PRC” are references to “People’s Republic of China.”  References to “Cayman” or “Cayman Islands” are references to the “Cayman Islands.”

Forward-Looking Statements

Certain statements contained in this report under “Item 1—Business,” “Item 3—Legal Proceedings,” “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 10—Directors, Executive Officers and Corporate Governance” and “Item 11—Executive Compensation” including, without limitation, those concerning our liquidity and capital resources, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our operations; economic performance; financial condition; management forecasts; efficiencies, cost savings and opportunities to increase productivity and profitability; income and margins; liquidity; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events; future acquisitions and dispositions; litigation; potential and contingent liabilities; management’s plans; taxes; and refinancing of existing debt. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

Forward-looking statements are not guarantees of performance and by their nature are subject to inherent risks and uncertainties. We caution you therefore that you should not rely on these forward-looking statements. You should understand the risks and uncertainties discussed in “Item 1A—Risk Factors” and elsewhere in this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

Any forward-looking information contained in this report speaks only as of the date of the report. Factors or events may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to update or revise any forward-looking statements to reflect new information, changed circumstances or unanticipated events.

PART I

Item 1.

BUSINESS

Overview

We are a Delaware corporation that was incorporated on February 4, 1986 and we are headquartered in Shandong Province, China.  From our inception in 1986 until May 3, 2007, when we completed a recapitalization transaction with Lorain Holding, we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

As an integrated food manufacturing company, our products mix varies by season. We develop, manufacture and sell chestnut products, convenience foods (foods like cut fruit and premixed salads, which are known as lightly processed – our convenience foods include ready-to-cook (or RTC) meals, ready-to-eat (or RTE) meals and meals ready-to-eat (or MREs)), and frozen, canned and bulk foods, in hundreds of varieties.  We operate through our indirect Chinese subsidiaries.   Our production activities are in China and we derive most of our revenue from sales in China, Japan and Korea. In 2007, we expanded our sales in Europe and Middle East, and continued to have robust development in these markets. Our products are sold in 19 provinces and administrative regions in China and 41 foreign countries.

American Lorain owns 100% of Lorain Holding.  Lorain Holding presently has two direct, wholly-owned Chinese operating subsidiaries,  Luotian Lorain and Junan Hongrun, one indirect wholly owned operating subsidiary, Beijing Lorain, and one majority-owned subsidiary, Shandong Lorain, which is 80.2% owned by us (with Shandong Economic Development Investment Co. Ltd. owning the remaining 19.8% interest).  We sometimes refer to these four Chinese operating subsidiaries as the Lorain Group Companies.  Below is an organizational chart showing our ownership of the Lorain Group Companies:

Below is an organizational chart showing our ownership of the Lorain Group Companies:

Footnotes:

1 – Includes 626,397 shares of common stock owned by Halter Financial Investments, L.P. and 678,596 shares of common stock owned by Halter Financial Group, L.P.

2 – Mr. Akazawa has granted an option to our sole director and Chief Executive Officer, Mr. Chen, allowing Mr. Chen to buy 90% of Mr. Akazawa's interest in the Company at a fixed price at a future time in accordance with the terms of an option agreement between the two parties.

Our Background and History

We are a Delaware corporation that was incorporated on February 4, 1986.  From our inception in 1986 until May 3, 2007, when we completed a recapitalization transaction with Lorain Holding, we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

Lorain Holding was incorporated in the Cayman Islands in August 2006.  Lorain Holding presently has two direct, wholly-owned Chinese operating subsidiaries:  Luotian Lorain and Junan Hongrun, one indirect wholly owned operating subsidiary: Beijing Lorain, and one majority-owned subsidiary, Shandong Lorain, which is 80.2% owned by us (with Shandong Economic Development Investment Co. Ltd. owning the remaining 19.8% interest).  We sometimes refer to these four Chinese operating subsidiaries as the Lorain Group Companies.

Shandong Lorain was formed in 1995; Junan Hongrun was formed in 2002, and Luotian Lorain and Beijing Lorain were both formed in 2003.

On May 3, 2007, we completed a recapitalization of Lorain Holding through a share exchange with Lorain Holding’s former stockholders.  Upon completion of the recapitalization, Lorain Holding became our wholly-owned direct subsidiary and we have assumed the business operations and strategy of Lorain Holding and its Chinese subsidiaries.  On July 17, 2007, we changed our name from “Millennium Quest, Inc.” to “American Lorain Corporation” to better reflect our new business plan and strategy.

Acquisition of Lorain Holding and Our Related Equity Financing Transaction

On April 10, 2007, Millennium Quest, Inc. (who would later become our corporate parent and change its name to American Lorain Corporation) completed the sale of an aggregate of 100,000 restricted shares of its Series A Preferred Stock to HFI for a cash purchase price of $455,000 pursuant to a Stock Purchase Agreement entered into between Millennium Quest, Inc. and HFI dated as of April 5, 2007.  The Series A Preferred Stock issued was entitled to 428.56 votes per share and represented approximately 90% of the capital stock and voting control of the Company as of the date of such acquisition.

Through the recapitalization of Lorain Holding we acquired all of the issued and outstanding capital stock of Lorain Holding, which became our wholly-owned subsidiary, and in exchange for that capital stock we issued to the former stockholders of Lorain Holding 697,663 shares of our Series B Voting Convertible Preferred Stock, which were subsequently converted into 16,307,872 shares of our common stock on July 17, 2007, immediately following the effectiveness of an amendment to our charter that, among other things, increased the number of our authorized shares of common stock from 20,000,000 to 200,000,000.  Upon the consummation of the recapitalization, the former stockholders of Lorain Holding became our controlling stockholders.

Upon the closing of the recapitalization, Timothy P. Halter, our former sole director and officer, submitted his resignation letter pursuant to which he resigned from all offices of American Lorain that he held effective immediately and from his position as our director that became effective on May 13, 2007, the tenth day following the mailing by us of an information statement to our stockholders that complies with the requirements of Section 14f-1 of the Securities Exchange Act of 1934.  Si Chen, our Chairman, was appointed as our director and Chairman at the closing of the recapitalization of Lorain Holding and Mr. Chen became the sole director on the board of the directors on May 13, 2007, when Mr. Halter’s resignation from the board became effective.

Contemporaneous with the recapitalization, we also completed a private placement transaction in which we issued and sold to accredited investors 604,674 shares of our Series B Voting Convertible Preferred Stock for gross proceeds of approximately $19.8 million.  These shares of Series B Voting Convertible Preferred Stock were converted into 6,990,401 shares of our common stock.  The conversion took place at the effective time of an amendment to our certificate of incorporation that, among other things, increased the number of shares of our authorized common stock from 20,000,000 to 200,000,000.  We had to increase our authorized common stock so that there would be enough shares of authorized common stock available for issuance upon conversion of our Series B Voting Convertible Preferred Stock.

In connection with the private placement mentioned above, our majority stockholder, Mr. Akazawa, entered into a Securities Purchase Agreement and make good escrow agreement with the private placement investors (the “SPA Agreement” and the “Make Good Escrow Agreement”, respectively). Pursuant to the Make Good Escrow Agreement, Mr. Akazawa agreed to certain “make good” provisions.  In the Make Good Escrow Agreement, we established minimum after tax net income thresholds of $9.266 million for the fiscal year ending December 31, 2007 and $12.956 million for the fiscal year ending December 31, 2008.  If the minimum after tax net income thresholds for the fiscal year 2007 or for the fiscal year 2008 are not achieved, then the investors will be entitled to receive additional shares of our common stock based upon a pre-defined formula agreed to between the investors and Mr. Akazawa.  Mr. Akazawa deposited a total of 302,365 shares of our Series B Voting Convertible Preferred Stock, which have subsequently been converted into 14,134,254 shares of our common stock, into escrow with Securities Transfer Corporation under the Make Good Escrow Agreement.

Pursuant to Section 5 of the Make Good Escrow Agreement, since the minimum after tax net income threshold for the fiscal year 2007 was achieved,  Mr. Akazawa will be entitled to receive back the 2007 make good escrow shares (as defined in the SPA Agreement) deposited with the Securities Transfer Corporation.

Pursuant to Section 5 of the SPA Agreement, the term After-Tax Net Income is defined to mean the after-tax net income of the company and its consolidated subsidiaries prepared in accordance with GAAP consistently applied; provided in the event that the release of the 2007 Make Good Shares to the Investors or the Beneficial Owners is deemed to be an expense or deduction from revenues/income of the Company for the applicable year, as required under GAAP, then such expense or deduction shall be excluded for purposes of determining whether or not the 2007 minimum after tax net income threshold has been achieved by the Company.

Our Industry

General

According to the USDA Economic Research Service, global food retail sales exceed $2 trillion annually, with supermarkets and hypermarkets (combination supermarket and department store) accounting for 53% of sales in 2003.  The global food industry is fragmented with the world’s top 50 food manufacturers’ share of packaged food retail sales at less than 30% of the total market as of 2003 according to the Euromonitor (2004).

Global Food Market Trend

As disposable income of consumers has increased in many countries during the past few decades, consumers have begun to purchase fewer staples and more high-value food items, which are products such as meat, dairy, pasta, and frozen vegetables (as opposed to lower value items like rice or wheat).  According to USDA, global sales of high-value products have been growing, with sales increasing by 25% since 1998.  Food manufactures and suppliers responding to the trend have increased their investment in processing facilities or purchase of high-value foods.  The decision of whether locally producing or purchasing often depends on the nature of products, regulation, environment and transaction cost comparison. Our products have been developed and are being developed to cater to the growing high-value food market.

Global Consumption Trend

According to the USDA, packaged foods account for a large share of total food expenditures among customers in high-income countries and the demand for convenience is growing.  The United States, European Union and Japan account for over 50% of global sales of packaged foods.  In developing countries, market retail trends also indicate strong growth in sales of packaged foods and demand for convenience.  We hope to capitalize on the increasing sales of convenience foods and other high-value foods by increasing our production as the demand grows.

China’s Food Market

As incomes rise and urbanization increases within China, Chinese consumers are changing their diets and increasing demand for greater quality, convenience and safety in food.  China’s food market is becoming segmented and demand for quality food by high-income households has fueled recent growth in the availability of such foods within the Chinese retail market.  China’s urban per capita food expenditure in 2004 was RMB 2,710 (approximately $327), up 12% from that of 2003 (USDA, Economic Research Report No. ERR-32).

Convenience Food Industry

There is an increasing demand for convenience foods in developed countries, as well as among wealthy segments in developing countries.  According to the USDA, the changes in food consumption patterns are largely driven by income growth and demographic factors, particularly lifestyle changes brought about by urbanization and similar forces.

According to a global online AC Nielsen Consumer Survey of 22,000 internet users around the world conducted in June 2006:

20% of all respondents frequently buy convenience food while 45% of all respondents buy convenience food occasionally;

56% of all respondents do not have enough time to cook (55% of respondents in the Asia Pacific region did not have enough time to cook);

25% of consumers who eat convenience food prefer all-in-one meals; and

44% of consumers make their purchases at a supermarket.

Chestnut Industry

The chestnut belongs to the Fagaceae family, along with oaks and beech trees.  The chestnut, in contrast to many other tree nuts, contains small quantities of oil and is very high in complex carbohydrates.  This makes them useful for a wider food range than other common ‘oily’ type nuts.  They are a very wholesome and nutritive food.

The following table compares the nutritional composition of chestnuts to apples:

Nutritional composition of Chestnut compared with Apple (per 100 g fresh fruit)
Constituent	Chestnut	Apple
Water (%)	52.5	84.8
Protein (g)	2.9	0.2
Fat (g)	1.5	0.6
Carbohydrate, total (g)	42.1	14.1
Thiamine (mg)	0.22	0.03
Riboflavin (mg)	0.22	0.02
Niacin (mg)	0.6	0.1
Calcium (mg)	27	7
Phosphorus (mg)	88	10
Iron (mg)	1.7	0.3
Sodium (mg)	6	1
Potassium (mg)	454	110
Source: USDA 1964, Handbook No. 8

According to the United Nation FAO Statistics Division (2006), China is the largest grower of chestnuts followed by Korea and Japan.  In 2004, China’s production accounted for approximately 72% of the world’s total chestnut production.  Japan, Korea, China and the European Union are also large consumers of chestnuts.  The total consumption in these areas accounted for 89.8% of the world’s total consumption in 2004.  The compound annual growth rate of world consumption of chestnuts is approximately equal to the compound annual growth rate of world production of chestnuts in the period of 2000 to 2004, which was 3.6%.

In recent years, the chestnut production in Korea and Japan has declined.  This has been attributed to the increasing labor costs and operational costs incurred in growing chestnuts.  Because of the declining domestic production, Korean and Japanese customers have grown to rely more on imported chestnut products.

Chestnuts are harvested in the fall.  Traditionally, people eat chestnuts in the fall and winter.  Chestnuts are commonly steamed, boiled, sugar stir-fried, roasted or added into dishes or desserts as an ingredient.  Chestnut fruit is covered in a red inner skin and an outer hard shell.  Chestnuts are typically peeled after being processed by traditional approaches.

Frozen, Canned and Bulk Food Industry

Frozen, canned and bulk foods are a large portion of the food industry.  In 2006, China exported 4.42 million metric tons of frozen vegetables, an increase of 8.55% over 2005 levels. From 1997 to 2003 the value of canned good sales in the China rose by 59.27 per cent. In volume terms, the market grew to 2.2 million tons by the year 2003, an increase of 45.39 per cent over 1997. Generally, China’s agricultural exports rose from $15.4 billion to $19 billion from 2003 to 2005.

Our Products, Production Processes and Services

Our products are mainly categorized into the following three types: convenience food, chestnut products, and frozen, canned and bulk food.

Convenience Foods

Our convenience food products are: ready-to-cook or RTC food products, ready-to-eat or RTE food products and meals ready-to-eat or MRE food products.  Our convenience food products are seasoned foods.  RTCs can be served after a couple of easy preparatory steps.  RTEs can be consumed immediately and MREs are basically meal kits with self heating devices.  Our convenience food products fit the modern food demands of consumers who require safe, wholesome, and tasty food that requires very little time or preparation.

Our best selling RTCs are Oden eggs, Cattle Bone Soup, beef, and lamb.   Typically, when preparing an RTC, customers only need to heat the food in microwaves, or boil it for several minutes before enjoying the meal.

We also produce RTEs, the best selling of which is Smoked Fish and Stewed Beef with Sauce.  Other RTEs include spiced belt fish, cherry tomato, spicy pork fillet, pork and egg roll, pears and pineapples.

Our MREs are meal kits with self-heating devices (thus differing from the MRE food products which US customers associate with the phrase MRE).  We produce various MREs focused on Chinese cuisine, the best sellers of which are our stir fried rice and stir fried noodles.  Other MREs are based on other styles of food, such as Italian cuisine.

Our MREs are used in both military and civilian uses, such as camping, traveling, meals on trains, and other situations where a person does not have access to traditional cooking supplies and equipment, such as a stove or microwave.

Chestnut Products

We produce approximately 50 high value-added processed chestnut products, the best selling of which are our aerated open-bottom chestnuts (chestnuts packaged with nitrogen), sweet heart chestnuts (which are sweet preserved chestnuts), chestnuts in syrup (which is very popular in Japan and Korea), and chopped chestnut kernels.  In addition, we have begun preliminary production of a chestnut extract that is produced from the chestnut’s inner skin (the extract had previously been discarded in the production process).  We plan to sell this extract to Japanese food processors who sell the extract for use as an additive to foods and beverages.

Frozen, Canned and Bulk Food

We produce various frozen, canned and bulk foods, including frozen vegetables, frozen fruits, frozen fish, and frozen meats.  The best selling frozen, canned and bulk foods are our chestnuts in syrup, frozen peas, and frozen chestnuts.  Although they contributed 40.5% of the total revenue in 2006, the frozen, canned and bulk products’ gross margins are lower than the margins for chestnut products and convenience foods.  However, the frozen, canned and bulk food portion of our business is able to mitigate the significant production seasonality of chestnut products and increase the utilization rate of our production capacity.

Our Manufacturing Facilities

General

We are presently operating four facilities, two of which are located in Junan County, Shandong Province, one in Luotian county, Hubei Province, and one in Miyun county, Beijing.  The following table provides the name of our facilities, the year that operations commenced at the facilities and the size of the facilities.

Facility	Year Operations Commenced	Construction Size (square meter)
Junan Hongrun	2002	25,665
Shandong Lorain	1995	15,392
Luotian Lorain	2003	9,558
Beijing Lorain	2003	21,000

Current Production Lines

We currently manufacture our products using 13 production lines, including deep-freezing lines (which are used to freeze raw materials for year-round production and to produce frozen food), canning lines (which are used to produce canned food and canned chestnut products) and convenience food lines (which are used for producing RTCs, RTEs and MREs, all of which have nitrogen preservation capacity).

The following table shows the types of production lines, the types of products produced and the production capacity at each facility:

Facility	Production Lines	Amount	Capacity (metric tons per line per year)	Product
Shandong Lorain	Deep-freezing line	1	9912	Chestnut products Canned and frozen food Convenience food
	Convenience food line	1	1425
Junan Hongrun	Deep-freezing line	1	9912	Chestnut products Canned and frozen food
	Canning line	4	5767
Beijing Lorain	Convenience food line	2	1500	Chestnut products Frozen and canned food Convenience food
	Deep-freezing line	1	9912
Luotian Lorain	Convenience food line	6	1425	Chestnut products Frozen and canned food RTC & RTE (mainly fish)
	Deep-freezing line	1	9912

We allocate the production lines for our various products among our facilities based upon the location of the facilities to take advantage of efficiencies in transportation of required raw materials.  For example, all of our fish products are manufactured by Luotian Lorain, because the Luotian region is an area that has an abundance of the fish that we use as a raw material.

Although our production lines are multi-functional, we only have regulatory approvals for products that are currently in production at our facilities.  We produced 192 products in 2007.  If we wish to produce other products at these facilities in the future, we would have to obtain additional regulatory approvals.   If we are unable to obtain regulatory approval to produce a particular product in a timely manner, if at all, then we would not be able to generate revenues to offset any expenses related to R&D to produce such product and any acquisitions of equipment to produce such product.  We do not believe that any such expenses related to any particular product is material to the company as a whole.  In addition, we do not believe that our inability to produce any particular product is material to the business as a whole because we can replace such product with other products.  However, if we were unable to obtain regulatory approvals to produce a broad class of products or several products at one time, our ability to generate revenues may be harmed, which could materially and adversely effect our operations and financial condition.

We have consistently successfully obtained required approvals in the past – we produced 192 products in 2007 – and we believe that we will not face material problems obtaining required approvals for new product offerings during 2008.

Our production lines and facilities have all been designed to meet the standards and requirements of Japan, Korea, the United States, and the European Union, which are our main export markets.  We employ advanced methods of quality control, including obtaining ISO 9001 and BRC certifications that distinguish our products both in domestic and international markets.  In particular, the approvals from Japanese government of our chestnuts and other convenience foods to be imported to Japan have been helpful in allowing us to advocate our government to grant approvals for our new products.

Due to our long-term involvement in our local economy, the local government has shown support of our business development objects.  For instance, the government has provided several aid programs to assist us to expand our manufacturing facilities, to secure the planting of raw materials, or to provide resources that support us financially and/or operationally. Our company has followed the governmental regulations and has met their requirements to obtain continuing aid. Because of this relationship, we have successfully obtained approval for our new products as we have requested that and accordingly we have not had any impact on our financial condition due to the lack of regulatory approval.

With limited exception, we produce our products all year round.  Earlier in our company’s history some of our production lines experienced times when they ran at less than full capacity due to the fact that our production focused almost solely on chestnut products.  More recently, we have produced various different types of food products, mainly in three categories: chestnut products, processed food and convenience food.  Increasing market demand has caused us to expect all our production lines to be running at their full capacity throughout the year.  Our newer facilities have a multiple-function design to adjust production seasonally to avoid periods of less than full capacity production.

Currently, most of our processed and convenience foods are produced at our Beijing Lorain plant.  We have expanded those facilities when we reconstructed that factory after a fire in May of 2007.  The new facilities are projected to satisfy existing and increasing market demand for convenience food.  In addition, our new production line for processed food is expected to launch production by May, 2008 and hopefully will significantly enhance our capacity to sufficiently support the existing and projected demand for convenience food.

Overall, we expect to be able meet our demand for our products; however, we have had adopted alternate plans for the short-term periods that we project that our capacity will not be enough to satisfy existing or future demand for our convenience food products.  In the future, we plan to look into seeking a possible OEM partner to assist in producing some of our convenience food products while our new facilities are still under construction.  We do not see any material impact on our financial results when wed do not have full capacity to satisfy existing or increasing demand for our convenience food products.

Proposed Production Lines

Our convenience food and chestnut products were our main profit centers in 2007.  Convenience food is the fastest growing portion of our business and one of the main catalysts of our growth. Currently, most of our processed and convenience foods are produced at our Beijing Lorain plant.  We have expanded those facilities when we reconstructed that factory after a fire in May of 2007.  The new facilities are projected to satisfy existing and increasing market demand for convenience food.  In addition, our new production line for processed food is expected to launch production by May, 2008 and hopefully will significantly enhance our capacity to sufficiently support the existing and projected demand for convenience food.

Therefore, in 2007, we have constructed three new production facility additions to existing plants, some with multiple production lines (for a total of six new lines) for the production of our convenience food products.  In 2008, we plan to construct another new production facility addition at a new facility in Luotian County, China with three production lines for the production of our convenience food products and deep freezing.   Each new facility addition in 2007 will contain a convenience food line that that also allows for nitrogen preservation of products.  Finally, we plan to add additional frozen storage to complement the additional production lines.  We estimate that the cost of constructing these new facility additions will be approximately $17,525,000.

In 2008, we plan to build two new facilities, including 1 deep freezing line with capacity of 9912.5 metric ton per line and 2 convenience food lines with capacity of 1500 metric ton per line. Because we used the funds received from the May 3, 2007 private placement to fund infrastructure improvements and the purchase of raw materials, we must obtain loans from commercial banks to finance the construction of new production facility additions. Currently, we have negotiated loan agreements with Linyi Commercial Bank as well as banks in Junan County for a total of US$3.5 million.  If we require additional funds for this production, we will have to seek additional loans or other financing.  We can provide no assurances that we will be able to obtain such loans on terms favorable to the Company, if at all.  We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

Current Storage Capacity

Storage of our raw materials and inventory is a critical element of our business.  Our raw materials, half-done and partially finished products need to be preserved in frozen storages (-18ºC to -20ºC) or constant temperature storages (-5ºC to 5ºC).

The following table illustrates on a facility by facility basis the type and capacity of our storage resources.

Facility	Storage	Number of Storage Units	Capacity (metric tons)
Junan Hongrun	Frozen Storage	7	3000
	Constant Temperature	8	4800
Shandong Lorain	Frozen Storage	5	2000
	Constant Temperature	3	1500
Luotian Lorain	Frozen Storage	12	6500
Beijing Lorain	Frozen Storage	6	2850
	Constant Temperature	3	1800
TOTAL		44	22,450

Future Storage Capacity

We plan to enlarge our storage capacity along with the planned expansion of our production capacity.  By the end of 2007, our total storage capacity reached 22,450 metric tons, and by the end of 2008, we expect that our total storage capacity will reach 25,450 metric tons.

Chestnut Harvesting Operations

Since 2003 we have grown our own chestnut trees in an attempt to reduce operating costs and ensure the availability of raw material supplies and quality of our products.  Although we have self-supplied a large portion of our fresh vegetable needs, our agricultural operations to date have not been a significant source of raw materials.

We believe the development of agricultural facilities is a good strategy for long-term cost-savings.  For instance, by growing Korean superior cultivar chestnuts domestically, we will be able to use our Korean-style chestnuts grown in China as a substitute for those imported from Korea.  Unlike most vegetables and fruits, chestnut trees have a 3-5 year growing phase before they can be harvested.  Our current chestnut planting base has been self-supplying some chestnuts to our production since 2007.  By 2010, our current chestnut agricultural operations are projected to harvest around 700 metric tons of high-end chestnuts based on the number of tress currently planted and planned expansion of our chestnut agricultural operations.

Our current agricultural operations are illustrated by the following table.

Harvest	Area (Acre)	Location
Chestnut (Korean, Japanese, Australian cultivar)	329	Shandong
Chestnut (Japanese cultivar)	165	Beijing
Sticky Corn	329	Beijing
Green Pea & Sweet Corn	297	Beijing
Pumpkin	82	Heilongjiang

We plan to expand our agricultural operations in the next few years.  Among other things, we plan to develop an 824 acre Korean-type chestnut farm, located in China.  The following table illustrates the proposed expansion of our agricultural operations. We plan to finance the expansion of our agricultural operations by applying for a subsidized loan with an amount of US$1 million from the local government. We also plan to use working capital loans and other regular loans to be provided by commercial banks for an aggregate of US$1,000,000. If we need more than US$2 million, we will have to seek additional loans or other financing.  We can provide no assurances that we will be able to obtain such loans on terms favorable to the Company, if at all.  We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

Harvest	Area (Acre)	Location
Organic Chestnut	165	Beijing
Mixed Vegetables	494	Hebei
Japanese Pumpkin	329	Inner Mongolia

Raw Materials

In 2007, about 91.16% of our raw materials consisted of agricultural products; 6.32% consisted of packaging materials and 1.41% consisted of condiments.

Our Supply Sources

Our business depends on obtaining a reliable supply of various agricultural products, including fresh products, red meat, fish, eggs, rice, flour and chestnuts.  We self-supplied less than 16.45% of our raw materials needed in 2007 (by value).  In 2007, we procured approximately 39,630 metric tons of chestnuts and approximately 28.034 metric tons of vegetables and other raw materials from a number of third party suppliers and produced approximately 265metric tons of chestnuts and approximately 2752 metric tons of vegetables and other raw materials from our own agricultural operations.   In addition, we also purchased packaging materials, sugar, condiments and other products we need for production.

We believe that our raw materials are currently in adequate supply and are currently generally available from our diverse and abundant sources.  In order to manage our supplies of raw materials, we have implemented a multi-pronged procurement strategy:

1.

Each year we select suppliers that can offer us the best prices without compromising on quality.  We typically rely on many suppliers each year.  However, we have a long-term relationship with many international and domestic suppliers.  We have been working with each of our largest suppliers for 4.5 years on average, which ensures our access to steady supply of raw materials.  The top 10 suppliers accounted for 21.79% of the total procurement in 2007 in value terms.  The following table lists the name of our top ten suppliers, the dollar value of the raw materials supplied and the percentage of total raw materials (by cost) supplied.

Top 10 Suppliers (2007)
Supplier	Supply Value $ 1USD=7.3046RMB	Percentage of Total Raw Material Cost
Hainong.co.ltd	2,187,710.08	3.30%
Chenghai Cao	1,728,890.42	2.60%
Fusheng jia	1,683,009.41	2.54%
Jianlin Zhang	1,551,151.23	2.34%
Jianzhong Zhang	1,546,153.74	2.33%
Baodinglvjian food co.ltd	1,414,997.23	2.13%
Fuzhou jinlinshe food co.ltd	1,302,525.55	1.96%
Hyup sung nongsan agricul tural	1,078,567.26	1.62%
Jiguo Chen	1,041,554.57	1.57%
Guangqu Wu	932,162.25	1.40%

2.

We have also developed our own planting areas to help ensure we are able to get raw materials of sufficient quality and in sufficient quantity to supply our operations.  Although we currently only self-supply about 4% of our raw materials, we have successfully developed a 494-acre chestnut farm which is focused primarily on cultivating chestnuts that we would normally import from Korea, Japan and/or Australia.  A material harvest in the next Chestnut season will lower our dependence on imports.  Additionally, we also have developed a 329-acre sweet corn farm, an 82-acre Pumpkin farm, and a 297-acre green bean farm that will help supply the production of frozen and canned products next year.  The farms we own will not only secure the supply of raw materials to meet increased demand from the market, but will also reduce the cost of materials purchased and reduce the impact of market price fluctuation of raw material prices on our operational costs.

3.

In 2007, the Chinese government implemented various programs to encourage businesses to advance agricultural industrialization.  Under the recently implemented governmental policies for agricultural development, we are planning to expand the farm we own to 2,500 acres gradually over the next 2 years.  Such expansion would allow us to meet a material portion of our raw material needs for future production.

4.

We have also established relationships with agricultural associations by signing supply agreements with those associations.  We have also invested in several agricultural product companies to expand our supply networks to ensure we have appropriate access for purchasing sufficient supplies for our production requirements.

Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time.  We believe that we could replace the loss of one or more suppliers with other domestic and international suppliers.  However, the loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs.  Although we have entered into a few supply contracts, they are inadequate for all of our supply needs.  In addition, reliance on foreign suppliers would likely increase costs and reduce our margins or profitability.  Any interruptions to or decline in the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

Procurement Cost Control

Our raw materials presently come from three sources: markets overseas, domestic procurement (excluding self-supply), and self-supply. Domestic procurement (including self-supply) is the biggest source of our raw materials in value terms and accounted for 80.52% of our total raw material costs in 2007(self-supply has not been a significant source to date – accounting for less than 16.45% of our total raw material costs in 2007).  In 2007, overseas procurement accounted for 15.19% of our total raw material costs.

In order to control procurement costs, we located our facilities near our raw material suppliers.  For example, Junan Hongrun and Shandong Lorain are located in Shandong Province, which the National Bureau of Statistics of China reports is China’s largest supplier of fresh produce in volume terms.  Shandong Providence is also a major chestnut producing region.

By using local procurement, we reduce our costs, especially transportation costs, and are able to acquire first-hand harvest and market information.  However, despite our efforts some raw materials with special properties must be imported.  For example, we have to use South Korean chestnuts and sugar to manufacture some chestnut products at the required quality level.  To reduce our dependence on imports, we have begun to grow Korean-style chestnuts in China several years ago, and it will provide us with a substitute for these expensive imported chestnuts in the future.

We generally purchase the raw materials that we use to produce our products from wholesalers, who collect agricultural products directly from farmers.  However, we do occasionally work directly with farmers.  For instance, we operate an initiative we refer to as “Green-moist base” which involves a series of cooperation and lease agreements between Shandong Lorain, Beijing Lorain and local farmers.  The Green-moist base involves approximately 6,000 mus (approximately 1,000 acres) of land which is used primarily to produce Japanese and Korean style chestnuts, sticky corns, and pumpkins for our operations.

To ensure high quality, we have strict standards for our suppliers.  We have an internal procurement employee who travels to the harvest location during harvest season to select high quality materials and supervise the harvest process.  The prices of agricultural materials reflect external factors such as weather conditions, and commodity market fluctuations.  We are unable to control these external factors; however we strive to get the best prices each year for each product.  We have a procurement employee who stays at the harvest market during harvest season and sends back daily price information to us so that we can purchase raw materials at the best available prices.  Internationally, we collect daily reported price information and utilize it in our decision making process.  In addition, each year we predict the expected harvest yields.  If the harvest is expected to be good, we anticipate that the raw material price will decrease and we will use that information to lock in the best price.

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

Our Customers

In China, we sell our products to supermarket chains, large wholesalers, and others.  We are long-term suppliers of approximately 64 Wal-Mart stores and more than 30 Metro stores. We also supply to Carrefour, Hualian, Nong-gong-shan, Suguo, Jusco, Lianhua, and RT-mart.  We also sell to small customers through our contract sales representatives in order to reduce sale effort.  We plan to gradually increase the portion of direct sales to our supermarket and chain store clients by reducing the amount sales that are made through wholesalers.

Internationally, we sell directly to wholesalers, food processors and mass merchandisers.  Being in the food business for more than a decade, we have established long-term relationships with many international customers, especially in Japan and Korea.  Many of our customers are well known in their national food market.  We are a major chestnut product supplier to several customers, including Shinsei Foods Co. Ltd., Yamato and Traders Co., and Tokai Denpun Co.

Our top ten customers contributed 37.05% of the total revenue in 2007.  The following table names our largest customers and provides the dollar value of sales to these customers and the percentage contribution to revenues made by these customers.

2007 Top 10 Customers
Customers	Value	Contribution
Shandong Lvan Import & Export Co., Ltd.	12,939,195.31	15.42%
Shinsei foods	7,262,757.23	8.66%
Tokai denpun co	2,908,083.28	3.47%
Yamato and traders co.	1,529,586.88	1.82%
Wal-Mart (China)	1,445,666.15	1.72%
Agrana Fruit	1,162,657.68	1.39%
Pinguin Nv Romenstraat	1,138,037.21	1.36%
East Anglan Trading co.,ltd	998,940.30	1.19%
Sishui Xilv Food co.,ltd	901,737.96	1.07%
Korea food well	797,318.68	0.95%
Total	31,083,980.68	37.05%

Our Sales and Marketing Efforts

We seek to expand our client base by:

  Direct sales communications with our larger customers, such as Wal-Mart;

  Referrals from existing customers; and

  Participating in domestic and international food exhibitions and trade conferences.

Domestically, in 2007, we sold 75.84% of our products directly to our customers with the remaining 24.16% being sold through Shandong Lvan, a food trading company that we have contracted with.  Our sales area covers 19 provinces and administrative regions in China and 41 countries globally.

About 65.42% of our total export sales are to Japan and South Korea, about 12.04% of our total export sales are to the European Union; 11,85% of our total export sales are to Asia (outside of Japan and South Korea) and about 2.89% of our total export sales are to North America.

Our export sales destinations include:

  Asian and Middle Eastern countries including Japan, South Korea, Singapore, the Philippines, Malaysia, Kuwait, the United Arab Emirates, Saudi Arabia, Israel, and Qatar;

  European countries, including Belgium, Germany, France, Netherlands, Spain, and Sweden; and

  North American countries, including the U.S. and Canada.

Japan and South Korea are our largest foreign markets, accounting for approximately 65.42% of our 2007 total exports, followed by Asia (other than Japan or Korea) and Europe.

Prior to our going public transactions we had sales to a few countries which we may be prohibited from selling to by current US sanctions and/or terrorist states. We ceased selling to these countries as part of the going public transaction. Management is active in reviewing the destination countries for our products, including reviewing whether our customers are reselling our products to countries prohibited by US sanctions and/or terrorist states. Should we determine that any of our customers are violating US sanctions or reselling our products to terrorist states management intends to take prompt and appropriate action to continue our commitment to comply with all laws applicable to us, including complying with US sanctions.

We have been preparing for the brand, products marketing, and advertising activities since the second half of 2007.  We sell our products both under the “Lorain” and “Yimeng Lorain” brands and under private labels.  We have not spent a significant amount of capital on advertising in the past.  However, we plan on adopting a branding and advertising strategy in 2008 that will reinforce our domestic branding using customer promotions and media advertising, and establishing international branding by increasing our market presence, attending more international exhibitions and similar activities. Currently, our primary strategies are to seek the assistance of marketing and advertising professionals to showcase the competitive advantages of our products such as packing and brand recognition.  We have also planned to produce commercial ads and marketing materials to refresh and advance the market acceptance and recognition of our products.  We are planning to expend approximately US$1 million for marketing activities that focus mainly on China for the period from the second quarter of 2008 to the beginning of the third quarter of 2009, of which US$600,000 will be allocated to the broadcast of TV commercials, US$200,000 will be for newspaper ads, US$100,000 will be used for internet advertising, and US$100,000 will be used for planning and production expenses related to the advertising campaign.  We will also produce 1,000 sets of English-language marketing video packages to be delivered to potential clients outside of China who are interested in our products. The budget for these packages is about US$20,000.  The budget and the media to be used are summarized below.

	China
	Local Media		National Media
	Amount	Percentage	Amount	Percentage
TV Commercials	0.2 million	33.3%	0.4 million	66.7%
Newspaper Ads	0.15 million	75%	0.05 million	25%
Internet Advertising	0.1 million
Advertising Campaign	0.1million

To finance the campaign, we plan to obtain a US$500,000 working capital loan from a commercial bank and to use another US$500,000 from our net income over the period from the third quarter of 2008 to the beginning of the third quarter of 2009. We can provide no assurances that we will be able to obtain such loans on terms favorable to the Company, if at all.  We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

Our Competition and Our Market Position

The overall food market is fragmented.  According to the USDA, the world’s top 50 food manufacturers’ shares of packaged food retail sales was less than 30% of the total in 2003.  We do not have a significantly large market share, and are subject to different competitive conditions in each business division.

Chestnut Products

The world market for chestnut products is highly fragmented.  The total world-wide consumption of chestnuts was around 1 million metric tons in 2004, according to the UDSA.

We compete primarily on the basis of the uniqueness of our products, quality, price, and market recognition.  We utilize proprietary and patent pending technology in the production of our chestnut products.  We recently received notice of the acceptance of the patent application but we have yet to finalize the formal process of obtaining the patent. We believe that the use of this technology gives us an advantage over our Chinese competitors by allowing us to produce chestnut products that are superior in quality and to offer more varieties of products than those of our Chinese competitors.  We believe that we enjoy cost advantages over our foreign competitors due to the lower labor and procurement costs in China.

Our strongest competitors in the Chestnut product market are Hebei Liyun and Foodwell (a Korean company).

Convenience Food Products

The production and sale of convenience food products is currently only a small portion of our total production, but we expect convenience foods to be an important growth area for us in the future. We have initiated brand, products marketing, and advertising activities since the second half year of 2007.  We sell our products both under the “Lorain” and “Yimeng Lorain” brand and under private labels.  We have not spent a significant amount of capital on advertising in the past.  However, we plan to commence a branding and advertising strategy in 2008 that will reinforce our domestic branding using customer promotions and media advertising, and establishing international branding by increasing our market presence, attending more international exhibitions and similar activities. Currently, our primary strategies are to seek the assistance of marketing and advertising professionals to showcase the competitive advantages of our products such as packing and brand recognition.  We have also planned to produce commercial ads and marketing materials to refresh and advance the market acceptance and recognition of our products.  We are planning to expend approximately US$1 million for marketing activities that focus mainly on China for the period from the second quarter of 2008 to the beginning of the third quarter of 2008, of which US$600,000 will be allocated to the broadcast of TV commercials, US$200,000 will be for newspaper ads, US$100,000 will be used for internet advertising, and US$100,000 will be used for planning and production expenses related to the advertising campaign.  We will also produce 1,000 sets of English-language marketing video packages to be delivered to potential clients outside of China who are interested in our products. The budget for these packages is about US$20,000.  The budget and the media to be used are summarized below.

	China
	Local Media		National Media
	Amount	Percentage	Amount	Percentage
TV Commercials	0.2 million	33.3%	0.4 million	66.7%
Newspaper Ads	0.15 million	75%	0.05 million	25%
Internet Advertising	0.1 million
Advertising Campaign	0.1million

To finance the campaign, we plan to obtain a US$500,000 working capital loan from a commercial bank and to use another US$500,000 from our net income over the period from the third quarter of 2007 to the beginning of the third quarter of 2008. We can provide no assurances that we will be able to obtain such loans on terms favorable to the Company, if at all.  We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

Our Intellectual Property

Trademarks

We use the trademarks “” and “”on all of our domestically sold products and international sales throughout Asia.

Patents

We have developed three proprietary technologies that we have filed patent applications for in the PRC.  We applied for all of the patents in 2005 and recently received notice of the acceptance of the patent applications but we have to finalize the formal process of obtaining the patent.

The first proprietary technology that we are in the process of patenting relates to the production of Oden egg packages.  Oden is a Japanese style dish consisting of several ingredients such as boiled eggs, daikon radish, konnyaku, and processed fish cakes stewed in a light, soy-flavored dashi broth. Ingredients vary according to region and between each household. Our technology relates to the process we use to control the sterilization of the packages that contain the Oden eggs and related food products.  Oden is considered to be one of the most popular Japanese traditional dishes.  The technology we have developed has significantly advanced our Oden orders from Japan because we are able to deliver a unique product in terms of freshness and authentic taste that is also a convenience food.  This unique proprietary technology has been an important factor in expanding our convenience products market.

The second technology that we have filed a patent application for relates to the production of our sweetheart chestnut products, which are preserved chestnut products.  The proprietary technology relates to the process that we use to distribute the syrup used in the processing of these preserved chestnuts evenly throughout the chestnuts.  The process also enhances the texture and preserves the natural form of the chestnut. The focus of technology is the stability of sweetness controlling to chestnuts which will maintain the same quality and taste without concerning the quality disparity due to the certain differences of raw materials.  Our sweetheart chestnut is a premium price product, and buyers will pay more for sweetheart chestnuts than other chestnut products, leading higher sales and greater profit margins. We believe that our sweetheart chestnuts have the potential to generate approximately US$1 million in additional profit each year, which would be a material contributor to our profitability.

The third technology that we have filed a patent application for relates to the method and process that we use to produce an extract from the chestnut’s inner skin.  In the past, the chestnut inner skin had been discarded as a waste product.  This method allows us to produce an extract that can then be sold to other food processors (all of whom are currently based in Japan) who package and sell the extract for use in combination with other foods or drinks.  In Japan, chestnuts are a popular food that can be used for different kinds of products such as food, nutrition supplement, beverage, and desert.  The increasing demand for chestnut extract has allowed us to offer a new product line that has significantly contributed to our revenues, at little cost since it is made from product that would otherwise be waste.

The proprietary technology referenced above provides us with the competitive advantage of providing products not generally available from our primary competitors. We take reasonable steps to protect our proprietary information, such as limiting disclosure of proprietary plans, methods and the like, and we are seeking further patent protection. Our proprietary information will be more securely protected if we are able to obtain patents, however, we do not believe that our operations will be materially impacted by a failure to obtain such patents. We believe that our trade secrets are reasonably and adequately protected.

Our Employees

As of December 31, 2007, we had a total of 1317 full-time employees and 247 part-time employees.  Among the 1,317 full-time employees, 305 of them have signed employment contracts with Shandong Lorain and the remaining have signed their employment contracts with Linyi Zhifu Labor Service Company, an outside company that provides employees to meet our staffing needs.  We compensate the employees of Linyi Zhifu Labor Service Company directly for the services of the employees rendered to us, paying Linyi Zhifu Labor Service Company a service fee.  The following table illustrates the allocation of these personnel (both direct employees and leased employees) among the various job functions conducted at our company.

Department	Number of Employees
Production	1,141
Quality Control	24
Domestic Sales	19
Human Resources	5
Research and Development	26
International Sales	25
Finance	19
Sourcing	14
Admin	25
Strategic planning	4
Storage and Distribution	13
Employee Relations	2
Total	1,317

We believe that our relationship with our employees is good.  We compensate our production line employees by unit produced (piece work) and compensate other employees by salaries and bonus based on performance.  We also provide training for our staff from time to time to enhance their technical and product knowledge as well as their knowledge of industry quality standards.

We have not experienced any significant problems or disruption to our operations due to labor disputes, nor have we experienced any difficulties in recruitment and retention of experienced staff.

One of our Chinese subsidiaries, Shandong Lorain has an Employee Relations Department which aims to advance employees’ welfare, to assist in the fulfillment of its economic objectives, encourages employee participation in management decisions and to advance the relations among employees and between employees and management team.

As required by applicable Chinese laws, we have entered into employment contracts with all of our officers, managers and employees.

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments.  We are required to contribute to the scheme at a rate of 24%, 20% and 19% of the average monthly salary for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.  Most of the personnel that provide labor to our company are employed by an outside company.  We compensate the employees of that company directly for the services rendered to us and that company pays the employee’s contribution to the pension scheme.

In addition, we are required by Chinese laws to cover employees in China with various types of social insurance.  We have purchased social insurance for all of our employees.  We are required to contribute to the scheme at a rate of 4%, 4% and 3% of the average monthly salary.  As is the case with pension scheme payments, most of the personnel that provide labor to our company are employed by an outside company.  We compensate the employees of that company directly for the services rendered to us and that company pays the employee’s social insurance.

Our Research and Development Activities

Our research and development efforts are focused on three objectives:

  Superior product safety and quality;

  The reduction of operating costs; and

  Sustaining growth through the development of new products.

We have research and development staff at each of our facilities.  In total, about 30 of our personnel are dedicated to research and development.

We rely heavily on customer feedback to assist us in the modification and development of our products.  We also utilize customer feedback to assist us in the development of new varieties of products.  On average, we add ten to twenty new varieties to our product portfolio each year.  We also phase out about 3 to 5 products each year.

The amount we spent on research and development activities during the fiscal years ended December 31, 2007, 2006 and 2005 was not a material portion of our total expenses for those years.

Regulation

We are subject to national and local laws of China, including China’s environmental laws and regulations.  Under the relevant Chinese environmental laws, all manufacturing enterprises must submit an environmental impact report to the relevant environmental protection authority before starting production operations.  In addition, manufacturing enterprises must engage professional environmental organizations to monitor and report on pollutants and emission regularly.  The main pollutants generated by our plants are solid waste and waste water.  We have taken the necessary measures to control the discharge of these pollutants.  We are in material compliance with the Chinese environmental laws and regulations as of December 31, 2007.

Moreover, under the relevant PRC Provisions on Sanitation of Food for Export (for Trial Implementation), unless an exporter’s products are exempted from inspection, an inspection is conducted by PRC’s entry-exit inspection and quarantine authorities in accordance with the PRC Law on Import and Export Commodity Inspection.   We have not been exempted from inspection, however, we have been authorized by the relevant authorities to conduct self-inspection of certain of our export products, and all of products that we export have been inspected and are qualified for exportation.

Item 1A.

RISK FACTORS

BUSINESS RISKS

We may not be able to obtain sufficient raw materials to satisfy our production requirements and any decline in the amount or quality of raw materials could reduce our sales and negatively affect our financial prospects.

Our business depends on obtaining a reliable supply of various agricultural products, including fresh produce, red meat, fish, eggs, rice, flour and chestnuts.  We self-supplied less than 16.45% of our total raw material needs in 2007 (by value).  In 2007, we procured approximately 39,630 metric tons of chestnuts and approximately 28.034 metric tons of vegetables and other raw materials from a number of third party suppliers and produced approximately 265 metric tons of chestnuts and approximately 2,752 metric tons of vegetables and other raw materials from our own agricultural operations. We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. We may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs and we may not be able to expand our own agricultural operations in a timely manner to satisfy our needs.  Any interruptions to or decline in the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The average price we paid for our raw materials experienced significant fluctuation during the three years ended December 31, 2005, 2006 and 2007.  These price fluctuations could result in fluctuations in our profit margins and could materially adversely affect our financial condition.

The average prices we paid for chestnuts in 2005, 2006 and 2007 were approximately $884 per metric ton, $713 per metric ton and $787 per metric ton respectively, excluding any value added tax assessed on the purchased chestnuts.  The prices that we pay for our raw materials may not be stable in the future.  Price changes may result in unexpected increases in production costs, and we may be unable to increase the prices of our products to offset these increased costs and therefore may suffer a reduction to our profit margins.  We do not currently hedge against changes in our raw material prices.  If the costs of raw materials or other costs of production and distribution of our products increase further, and we are unable to entirely offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

Our sales and reputation may be affected by product liability claims, litigation, product recalls, or adverse publicity in relation to our products.

The sale of products for human consumption involves an inherent risk of injury to consumers.  We face risks associated with product liability claims, litigation, or product recalls, if our products cause injury, or become adulterated or misbranded.  Our products are subject to product tampering, and to contamination risks, such as mold, bacteria, insects, and other pests, shell fragments and off-flavor contamination during the various stages of the procurement, production, transportation and storage processes.  If any of our products were to be tampered with, or become tainted in any of these respects and we were unable to detect this, our products could be subject to product liability claims or product recalls.  Our ability to sell products could be reduced if certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by other agents.

We have never had a product recall in the past but we have experienced product liability claims that were made by our customers. On average, we experience and expect to continue to experience product liability claims in the amount of approximately $30,000 to $40,000 per year.  However, we have no control over the amount of claims made in any year and larger claims of product defect or product liability may be made in the future.

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

We have grown rapidly over the last few years. Our sales increased by 77% from $27,735,833 in 2004 to $49,560,957 in 2006. The number of product types we sold increased from approximately 100 in 2004 to approximately 192 in early 2007.  We intend to continue to expand the volume and variety of products we offer, as well as the geographical scope of our sales and production facilities.  Our business growth could place a significant strain on our managerial, operational and financial resources.  Our ability to manage future growth will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our workforce. Our personnel, systems, procedures and controls may not adequate to support our future growth.  Failure to effectively manage our expansion may lead to increased costs, a decline in sales and reduced profitability.

Our expansion strategy may not prove successful and could adversely affect our existing business.

Our growth strategy includes the expansion of our manufacturing operations including new production lines and agricultural operations.  In the past few years, we have expanded rapidly.  In 2003, Luotian Lorain set up one production line with a production of 600 metric tons per year, and in 2004, a second production line with a production of 9,912 metric tons per year.  In 2003, Beijing Lorain set up one production line with a production of 9,912 metric tons per year, and in 2004, three additional production lines with a production of 1,425 metric tons per year per line.  In both 2005 and 2006, Shandong Lorain established Chestnut planting bases.  Beijing Lorain established a Chestnut planting base in 2005, a sticky corn and sweet corn planting base in 2004 and pumpkin planting base in 2005.  In 2008, we plan to construct another new production facility addition at a new facility in Luotian county, China with three production lines for the production of our convenience food products and deep freezingat an approximate cost of $17,525,000.   We also plan to expand our agricultural operations in 2008, including development of an 824 acre Korean-type chestnut farm, located in China at an approximate cost of $2 million.

We also plan to expand our sales in China and internationally.  We will need to engage in various forms of promotional and marketing activities in order to develop branding of our products and increase our market share in new and existing markets.  We plan to commence a branding and advertising strategy in 2008. We are planning to expend approximately US$1 million for marketing activities that focus mainly on China from the second quarter of 2008.

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

We conduct a substantial amount of business with overseas distributors primarily from Japan, Korea, countries in Asia and western countries.  During the year ended 2005, 2006, and 2007, sales outside China accounted for 44%, 52%, and 39.08% of our total sales, respectively. Our international operations are subject to a number of inherent risks, including:

  chestnut products may not be widely recognized internationally, especially in western countries;

  local economic and political conditions, including disruptions in trading markets;

  restrictive foreign governmental actions, including restrictions on transfers of funds and trade;

  protection measures, including export duties and quotas and customs duties and tariffs;

  currency exchange rate fluctuations;

  earthquakes, tsunamis, floods or other major disasters may limit the imported food products; and

  unexpected incidents related to food safety.

Any of the foregoing risks could have a material and adverse effect on our operating results. As a result, our products and our revenues would be decreased and we may need to adjust our market strategy.

We mainly rely on distributors to sell our products. Any delays in delivery or poor handling by distributors and third-party transport operators may affect our sales and damage our reputation.

In 2007, we sold over 93% of our products through over 715 distributors.  We rely on these distributors for the distribution of our products.  A significant portion of our revenues historically have been derived from a limited number of domestic supermarkets and international distributors, particularly in our chestnut processing business.  The sales to our five largest customers and overseas retailers accounted for approximately 37%, 43%, and 30.76% of our total revenue in 2005, 2006 and 2007 respectively.  The loss of any of these customers and international distributors or a material decrease in purchases could result in decreased sales and adversely impact our revenues.

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

If we are unable to gain market acceptance or significant market share for the new products we introduce, then we will incur development, production and marketing costs which we would not be able to recover.  We constantly introduce new packaging and new flavors for our products. We produced 192 products in 2007.  We have introduced 15 new products in 2006, and we have introduced 20 new products in 2007. We plan to introduce about 25 products in 2008.  The success of the new products we introduce depends on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences.  We intend to introduce new product lines including different flavors, different sizes and packaging.  We may not be able to gain market acceptance or significant market share for our new products.  Consumer preferences change, and any new products that we introduce may fail to meet the particular tastes or requirements of consumers, or may be unable to replace their existing preferences.  Our failure to anticipate, identify or react to these particular tastes or changes could result in reduced demand for our products, which could in turn cause us to be unable to recover our development, production and marketing costs, thereby leading to a decline in our profitability.

In addition, we only have regulatory approvals for products that are currently in production at our facilities.  If we wish to produce other products, we would have to obtain additional regulatory approvals.   If we are unable to obtain regulatory approval to produce a particular product in a timely manner, if at all, then we would not be able to generate revenues to offset any expenses related to R&D to produce such product and any acquisitions of equipment to produce such product.  We do not believe that any such expenses related to any particular product is material to the company as a whole.  In addition, we do not believe that our inability to produce any particular product is material to the business as a whole because we can replace such product with other products.  However, if we were unable to obtain regulatory approvals to produce a broad class of products or several products at one time, our ability to generate revenues my be harmed, which could materially and adversely effect our operations and financial condition.

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

The food industry in China is fragmented.  Our ability to compete against other national and international enterprises is, to a significant extent, dependent on our ability to distinguish our products from those of our competitors by providing large volumes and high quality products at reasonable prices that appeal to consumers’ tastes and preferences.  Some of our competitors may have been in business longer than we have, may be better established in their markets.  Our current or future competitors may provide products comparable or superior to those we provide or adapt more quickly than we do to evolving industry trends or changing market requirements.  Increased competition may result in price reductions, higher raw materials prices, reduced margins and loss of market share, any of which could materially adversely affect our profit margins. We may not be able to compete effectively against current and future competitors.

We may be adversely affected by a change in consumer preferences, which may result in decreased demand for our products.

Consumer tastes can change rapidly due to many factors, including shifting consumer preferences, and spending habits. A general decline in the consumption of our chestnuts products and other products could occur as a result of a change in consumer preferences, perceptions and spending habits at any time and future success will depend partly on our ability to anticipate or adapt to such changes and to offer, on a timely basis, new products that meet consumer preferences. Our failure to adapt our products offering to respond to such changes may result in reduced demand and lower prices for our products and a decline in the market share of our products. Any changes in consumer preferences could result in lower sales of our products, put pressure on pricing or lead to increased levels of selling and promotional expenses, resulting in a material adverse effect on our sales volumes, sales and profits.

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

While we sell our products both under our brand name and under private labels, we regard brand positioning as the core of our competitive strategy, and intend to position our "Lorain" and “Yimeng Lorain” brand to promote the consumption of green foods by our customers.  We believe our advanced processing technology makes it difficult for illegal manufacturers to counterfeit our products.  To date, we have experienced limited counterfeiting and imitation of our chestnut products, it is possible that counterfeiting or imitation of our products may occur in the future and that we may not be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could impact negatively upon our corporate and brand image, particularly if the counterfeit or imitation products cause sickness, or injury to consumers. In addition, counterfeit or imitation products could result in a reduction in our market share, a loss of revenues or an increase in our administrative expenses in respect of detection or prosecution.

We rely on an outside contractor to provide a majority of our labor.

We hire Linyi Zhifu Labor Service Company to provide employees to our production facilities.  During normal production times Linyi Zhifu Labor Service Company provides about 5 out of every 6 of our production line personnel.  During times of peak production Linyi Zhifu Labor Service Company usually provides the additional personnel needed to meet the additional production demands which increase the ratio of Linyi Zhifu Labor Service Company employees to our employees above the 5 out of every 6 mark.  Under our arrangement with Linyi Zhifu Labor Service Company we pay their employees directly for services rendered to our Company and we pay Linyi Zhifu Labor Service Company a fee for their services related to providing employees to our business.  Linyi Zhifu Labor Service Company pays for state pension contribution and social insurance for its employees.

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

The food industry is subject to extensive regulations by Chinese government agencies.  Among other things, these regulations govern the manufacturing, importation, processing, packaging, storage, exportation, distribution and labeling of our products.  New or amended statutes and regulations, increased production at our existing facilities, and our expansion into new operations and jurisdictions may require us to obtain new licenses and permits and could require us to change our methods of operations at costs that could be substantial.  If the relevant regulatory authorities set standards with which we are unable to comply or which increase our production costs, our ability to sell products may be limited.

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

Manufacturers in food industry operating in China are subject to compliance with PRC food hygiene laws and regulations.  These food hygiene laws require all enterprises engaged in the production of chestnut and other various vegetables and fruits to obtain a hygiene license for each of their production facilities.  They also set out hygiene standards with respect to food and food additives, packaging and containers, information to be disclosed on packaging as well as hygiene requirements for food production and sites, facilities and equipment used for the transportation and sale of food.  Failure to comply with PRC food hygiene laws may result in fines, suspension of operations, loss of hygiene licenses and, in more extreme cases, criminal proceedings against an enterprise and its management.  While we are in compliance with current food hygiene laws, in the event that the PRC government increases the stringency of such laws, our production and distribution costs may increase, and we may be unable to pass these additional costs on to our customers.

FINANCIAL RISKS

We are subject to credit risk in respect of account receivables.

We offer credit terms of between 90 to 180 days to most of our international distributors and between 30 to 120 days for many of our domestic distributors.  For each of the three years ended December 31, 2005, 2006 and 2007, our third party trade receivables outstanding were $7,992,923, $11,805,231 and $6,322,476, which accounted for 14.7%, 24.8%, and 6.384% of our total assets, respectively.  Our third party trade receivables increased materially during year 2007 to $6,322,476 compared to $11,805,231 during 2006 due to increased sales.  Should a significant number of our customers fail to settle the account receivables in full for any reasons, our financial conditions and profitability could be adversely affected?

Our operations are cash intensive, and our business could be adversely affected if we fail to maintain sufficient levels of working capital.

We spent a significant amount of cash in our operations, principally to fund our raw material procurement. Our suppliers, in particular farmers of chestnuts, vegetables and fruits, and suppliers of packaging materials usually grant us a credit period.  In turn, we require our customers and distributors to make payment either prior to or shortly after delivery, although we offer some of our long-standing customers credit terms.  We generally fund a substantial portion of our working capital requirements out of cash flow generated from operations.  If we fail to generate sufficient sales, or if we suffer decreasing sales to customers as a result of failing to offer credit terms, if our suppliers stop to offer us credit terms, or if we were to experience difficulties in collecting our accounts receivables, we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

Our borrowing levels and significant interest payment obligations could limit the funds we have available for various business purposes.

We have relied mainly on a high level of short-term borrowings to fund a portion of our capital requirements, and may continue to do so in the future.  As of December 31, 2007, we had total borrowings of $24,180,046.  Our ratio of total indebtedness to total assets stood at 52.52% as at December 31, 2007.  As of December 31, 2007, 93.88% of such borrowings were due within one year, primarily from our use of short-term loans from Chinese banks to satisfy our working capital needs.  Historically, we have repaid a significant portion of such short-term loans by rolling over the loans on an annual basis.  In addition, we may not have sufficient funds available to pay all of our borrowings upon maturity.  Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest that we pay on our debt and legal actions against us by our creditors, or even insolvency.  We currently plan to finance or refinance US$40 million over the next 12 months.  We can provide no assurances that we will be able to enter into any loan or refinancing agreements on terms favorable to the Company, if at all.  We also have no current credit facilities or other lines of credit.  If we are unable to complete any such financing or refinancing efforts, our net income may not be sufficient to satisfy our working capital and operating expansion needs in 2008 and our operations and financial condition may be negatively impacted.

The discontinuation of any preferential tax treatment or other incentives currently available to us in the PRC could materially and adversely affect our business, financial condition and results of operations.

Our subsidiaries enjoy certain special or preferential tax treatments regarding foreign enterprise income tax in accordance with the “Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises” and its implementing rules.  Accordingly, they have been entitled to tax concessions whereby the profit for the first two financial years beginning with the first profit-making year (after setting off tax losses carried forward from prior years) is exempt from income tax in the PRC and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing tax rates set by the relevant tax authorities.  However, on March 16, 2007, the PRC’s National People’s Congress passed a new corporate income tax law, which was effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate, cost deduction and tax incentive policies for both domestic and foreign-invested enterprises.  According to the new corporate income tax law, the applicable corporate income tax rate of our operating subsidiary will be moved up to a rate of 25% over a five-year grandfather period.  We expect the measures to implement this grandfather period to be enacted by the PRC government in the coming months and we will make an assessment of what the impact of the new unified tax law is expected to be in the grandfather period. The discontinuation of any such special or preferential tax treatment or other incentives could have an adverse affect our business, financial condition and results of operations.

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

Hisashi Akazawa is the record owner of approximately 65.43% of our outstanding voting securities, giving him a controlling interest in the Company.  However, Mr. Akazawa is not an executive officer or director of the Company and is not a participant in any way in the day to day affairs of the Company.  Mr. Akazawa may have little knowledge of the details of the Company’s operations and does not participate in the corporate governance of the Company.  To the extent that Mr. Akazawa does participate as a stockholder in the governance of the Company's affairs, his interests may be conflicted since he is an affiliate of one of our largest customers and he may act in his best interests or in our customer’s best interest instead of our best interests.  Additionally, Mr. Akazawa may act as if he has little or no economic interest in the Company in his role as stockholder since he has granted an option to our sole director and Chief Executive Officer, Mr. Chen, allowing Mr. Chen to buy 90% of Mr. Akazawa's interest in the Company at a fixed price at a future time in accordance with the terms of an option agreement between the two parties.  The result of this option agreement is that Mr. Akazawa has only limited economic benefit if our financial performance excels as he will have only limited benefit from any upward movement in our stock price since most of the stock that he currently owns is subject to the option in favor of Mr. Chen.

We do not have any independent directors and may be unable to appoint any qualified independent directors.

We currently do not have any independent directors.  In fact, Mr., Chen is currently our sole director. We plan to appoint a number of independent directors which will constitute a majority of our board of directors before our common stock is listed on a national securities exchange, but we may not be able to identify independent directors qualified to be on our board that are willing to serve on our board.

Due to the lack of independent directors we do not have independent oversight over our management and internal controls.  Therefore, we are exposed to the risk that misstatements caused by errors or fraud in amounts that would be material in relation to financial statements or other disclosures or non-disclosures may occur and not be detected in a timely manner or at all.  In the event there are deficiencies or weaknesses in our internal controls we may misreport our financial results or lose significant amounts due to the misstatements caused by errors and/or fraud.  Investors may lose confidence in our company due to the misstatement or fraud or the value of our company may decline due to the financial losses from the misstatement or fraud.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

 As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.   We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 9A of this Annual Report on Form 10-K.  In addition, SOX 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal controls.  However, this annual report does not include an attestation report because under current law, we will not be subject to these requirements until our annual report for the fiscal year ending December 31, 2008.  We can provide no assurance that we will comply with all of the requirements imposed thereby.  There can be no assurance that we will receive a positive attestation from our independent auditors.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

  Level of government involvement in the economy;

  Control of foreign exchange;

  Methods of allocating resources;

  Balance of payments position;

  International trade restrictions; and

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

The Chinese legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used.  The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China.  However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties.  These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses.  In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S.  As a result, it could be difficult for investors to affect service of process in the U.S., or to enforce a judgment obtained in the U.S. against our Chinese operations and subsidiaries.

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

The majority of our revenues will be settled in Renminbi and U.S. Dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars.  Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business.  In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items.  The Chinese regulatory authorities may impose more stringent restrictions on the convertibility of the Renminbi in the future.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i)purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii)adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii)covering the use of existing offshore entities for offshore financings; (iv)purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v)making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

Lorain Holding acquired certain interests in the Lorain Group Companies from a British Virgin Islands company controlled by Si Chen, our Chairman and sole director. Pursuant to Notice No. 75 and Notice 106, if a PRC resident has completed a round-trip investment through its established SPV but has not yet completed the required procedures of SAFE registration for offshore investment of the SPV, he must retroactively register the SPV with SAFE.

In order to avoid such SAFE registration requirements, a Japanese individual, Hisashi Kazawn, was designated as a nominee holder of Lorain Holding when Lorain Holding was established.  Mr. Akazawa has granted an option to our sole director and Chief Executive Officer, Mr. Chen, allowing Mr. Chen to buy 90% of Mr. Akazawa's interest in the Company at a fixed price at a future time in accordance with the terms of an option agreement between the two parties.  As a result, Mr. Chen may be deemed to be the actual beneficiary of Lorain Holding, regardless of the nominee.  If Mr. Chen is deemed to be the beneficiary of Lorain Holding, he may be required to register with and obtain approvals from SAFE or its agency in connection with respect to the direct offshore investment activities related to the acquisition of the Lorain Group Companies.

If Mr. Chen is required to register with the relevant authorities to disclose the offshore investment of the SPV, according to the Notice No. 75, the PRC subsidiaries of Mr. Chen’s SPV may be prohibited from making distributions of their profit and dividends and from paying proceeds from any of their reduction in capital, share transfer or liquidation to the SPV.  In case the PRC subsidiaries had already distributed the above-mentioned profit and dividends or paid the aforesaid proceeds to the SPV before the date for application for retroactive SAFE registration with regard to the SPV, according to the Notice 106, the behavior of such distribution or payment may constitute evasion of foreign exchange rules in the PRC.  In such case, according to the PRC Regulation on Administration of Foreign Exchange, the PRC subsidiaries and the actual controlling beneficiary of the SPV may have liability for evasion of foreign exchange rules, including, being ordered by the competent SAFE authorities to recall their foreign exchanges within specified time limit, fined of an amount of more than 30% and below five times the foreign exchange they had evaded.  Criminal liabilities may also be possible if the violations are deemed particularly aggregious.  Moreover, according to the Notice 106, the application for retroactive SAFE registration for the SPV will not be granted until the liabilities for evasion of foreign exchange have been fully pursued.  Further, if the retroactive SAFE registration for the SPV has not been granted, the SAFE registration for acquisition of the PRC subsidiaries by the SPV will not be granted, which, in return, will affect our acquisition of interests in Lorain Group Companies from this British Virgin Islands company and cause potential action against British Virgin Islands company, Lorain Holding and the Lorain Group Companies.  We have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures.   We cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75 or that any required future registrations, or amendments thereto, will comply with applicable registrations or approvals required by Circular 75.

In addition,  if the failure to identify and characterize Mr. Chen as a beneficial owner of Lorain Holdings is determined by the PRC authorities to be a serious violation of the requirements of the PRC Company Law and the PRC Regulation of Registration of Companies, the Lorain Group Companies may be ordered by the company registration authority in the PRC to make corrections on its filed registration, to be fined an amount no less than RMB 5,000 and no more than RMB 50,000 or, in the worse scenario, to have its company registration certificate revoked or its business licenses canceled.

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

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated.  For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our common stock may be harmed.  Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Our strategy to procure raw ingredients supply is to diversify our suppliers both in the PRC and overseas.  Currently, some of our raw materials and major equipment are imported.  In the event that the U.S. dollars appreciate against Renminbi, our costs will increase.  If we cannot pass the resulting cost increase on to our customers our profitability and operating results will suffer.  In addition, since our sales to international customers grew rapidly, we are subject to the risk of foreign currency depreciation.

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

RISKS RELATED TO THE MARKET FOR OUR STOCK

Certain of our stockholders may delay or prevent adoption of important business decisions by their ownership of significant percentage of outstanding voting securities.

Mr. Akazawa is the record owner of approximately 65.43% of our outstanding voting securities.  As a result, he possesses significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions.  His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  As of February 14, 2008, the closing price for our common stock was $9.51 per share, but our recent trading history has also shown prices below $5.00 per share and, therefore, our stock could be designated a “penny stock.”  As a “penny stock,” our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the “Penny Stock Rule.”  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Our common stock may not qualify for exemption from the Penny Stock Rule at all times.  In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b) (6) of the Securities Exchange Act of 1934, or “Exchange Act”, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

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

SECTION 144 RISK

Certain stockholders may be able to sell their securities pursuant to Rule 144 due to our corporate history

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies like we were prior to the reverse merger, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

  the issuer of the securities that was formerly a shell company has ceased to be a shell company;

  the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

  the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

  at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

As a result, if all of these conditions are met, the selling stockholders and any subsequent stockholders will be able to sell their securities pursuant to Rule 144 without registration one year following the date that our reverse merger was consummated.

Item 2.

PROPERTIES

All land in China is owned by the State.  Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes.  In the case of land used for industrial purposes, the land use rights are granted for a period of up to 50 years.  This period may be renewed at the expiration of the initial and any subsequent terms.  Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We currently have land use rights to 10 parcels of land with approximately 257,641.9 square meters in aggregate (excluding 78,670.6 square meters pending land use right of Beijing Lorain), consisting of manufacturing facilities, office buildings and land reserved for future expansion.  Our land is located in Junan county, Shandong Providence and Luotain county, Hubei Providence.  We have fully paid for these land use rights.  We are in the process of acquiring land use rights for our property in Beijing Providence, and currently occupy such lands pursuant to a grant of authority by the government.

We also own approximately 54 buildings with approximately 43,137 square meters of space in the aggregate outside of Beijing.  In Beijing we have 6 buildings, totaling approximately 65,767.24 square meters, are undergoing the application of real property rights.  Some of our real property is subject to liens that are security for our bank borrowings.

We currently operate the following manufacturing plants:

Shandong Lorain operates a manufacturing plant that consists of a deep freezing line and two convenience food lines, with capacities of  9,912 and 1,425 metric tons per line per year each, respectively.

Junan Hongrun operates a manufacturing plant consisting of a deep freezing line and three canning lines with capacities of 9,912 and 5,767 metric tons per line per year, respectively.

Beijing Lorain operates a manufacturing plant consisting of a deep freezing line and four convenience food lines with production capacities of 9,912 and 1,425 metric tons per line per year each, respectively.

Luotian Lorain operates a manufacturing plant consisting of a deep freezing line and a convenience food line with capacity of 9,912 and 1,425 metric tons per line per year each, respectively.

We also plan to add additional lines in the future at three of our manufacturing plants, and to add an additional plant.

Item 3.

LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Our common stock is quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol “ALRC.OB”, but has not been traded in the Over-The-Counter market except on a limited and sporadic basis.  The CUSIP number is 027297100.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Bid Prices (1) *
	High	Low
Fiscal Year Ended December 31, 2008 1st Fiscal Quarter (1/1/08-3/31/08)	24.00*	2.30*
2nd Fiscal Quarter (4/1/08-4/14/08)	19.50*	15.00*

Fiscal Year Ended December 31, 2007 1st Fiscal Quarter (1/1/07-3/31/07)	N/A	N/A
2nd Fiscal Quarter (4/1/07-06/30/07)	35.20*	8.00*
3rd Fiscal Quarter (7/1/07-9/30/07)	10.24*	4.00*
4th Fiscal Quarter (10/1/07-12/31/07)	8.00*	3.00*

Fiscal Year Ended December 31, 2006
1st Fiscal Quarter (1/1/06-3/31/06)	33.60*	33.60*
2nd Fiscal Quarter (4/1/06-6/30/06)	N/A	N/A
3rd Fiscal Quarter (7/1/06-9/30/06)	N/A	N/A
4th Fiscal Quarter (10/1/06-12/31/06)	35.20*	35.20*

Year Ended December 31, 2005
1st Fiscal Quarter (1/1/05-3/31/05)	N/A	N/A
2nd Fiscal Quarter (4/1/05-6/30/05)	N/A	N/A
3rd Fiscal Quarter (7/1/05-9/30/05)	N/A	N/A
4th Fiscal Quarter (10/1/05-12/31/05)	N/A	N/A

________________________

(1)

The above tables set forth the range of high and low bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

*All prices reflected herein have been adjusted for the one-for-32.84 reverse split which occurred on July 17, 2007.

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent certified public accountants. Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our stockholders when we deem appropriate. We intend to maintain compliance with the periodic reporting requirements of the Exchange Act.

Approximate Number of Holders of Our Common Stock

On April 14, 2008, there were approximately 202 stockholders of record of our common stock.

Dividend Policy

Pursuant to a Preferred Stock Purchase Agreement with Halter Financial Investments, L.P., dated April 5, 2007, we paid a special cash dividend in the aggregate amount of $415,000, or $0.18 per share, to holders of common stock outstanding on April 16, 2007.

Other than noted above, we have never declared or paid cash dividends. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.

SELECTED FINANCIAL DATA

The following selected consolidated financial data relates to Lorain Holding, which became our wholly owned subsidiary on May 3, 2007, and is the holding company of our commercial operations.  It should be read in conjunction with our consolidated financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K.  The statement of operations data for the years ended December 31, 2005, 2006 and 2007, and the balance sheet data as of December 31, 2005, 2006 and 2007, are derived from, and are qualified by reference to, our audited consolidated financial statements that have been audited by Samuel H. Wong & Co., LLP, independent auditors, and that are included in this report.  The unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for the fair presentation of our financial position and results of operations for these periods.  Historical results are not necessarily indicative of the results to be expected in the future.

(All amounts, other than percentages, in thousands of U.S. dollars)	For the Year Ending on December 31,
	2007	2006	2005	2004	2003
Net Revenues	82,094	$49,561	$30,195	$27,735	$19,958
Cost of Revenues	61,932	(37,533)	(22,250)	(21,082)	(15,116)
Gross profit	20,162	12,028	7,945	6,653	4,842
Operating Expenses:
Selling	(2,623)	(1,441)	(1,089)	(1,663)	(1,129)
General and administrative	(2,865)	(1,933)	(1,198)	(1,154)	(757)

Income from continuing operations	14,674	8,654	5,657	3,837	2,955
Non-operating Income(Expenses):
Government grant	1373	481	320	487	166
Other income	156	89	112	126	3,612
Other expense	(1,446)	(134)	(18)	(44)	3,513
Interest Expense	(2,376)	(1,834)	(1,519)	(1,378)	(942)

Income before taxes	12,595	7,333	4,562	3,028	2,278
Income Taxes	(2,135)	(1,064)	(325)	(214)	(297)
Net Income before Minority Interest	10,460	6,269	4,238	2,813	-
Minority interest	(715)	(340)	(404)	-	-

Net Income	9,745	5,929	3,833	2,813	1,981

Cash Flows Data: (in thousands of U.S. dollars)	For year ended December 31,
	2007	2006	2005	2004	2003
Net cash flows provided by (used in) operating activities	(3,585)	7,970	(441)	65	(1,513)
Net cash flows provided by (used in) investing activities	(12,440)	(12,326)	(3,015)	(4,654)	(3,588)
Net cash flows provided by (used in) financing activities	19,664	(921)	5,933	4,056	7,115

(in thousands of U.S. Dollars)	As of the fiscal year ended December 31,
Balance Sheet Data	2007	2006	2005	2004	2003
Current Assets	73,390	$36,094	$42,872	$35,710	$29,540
Total Assets	100,459	52,390	54,493	45,839	35,677
Current Liabilities	51,927	32,752	33,276	31,534	24,287
Long-Term Obligations	103	106	0	0	0
Total Liabilities	52,030	32,858	33,276	31,534	24,287
Minority Interest	3,887	2,922	2,500	-	-
Stockholders’ Equity	44,542	16,609	18,717	14,304	11,390
Cash Dividends		185	25	-	-

The following tables set forth key components of our results of operations for the periods indicated as a percentage of net revenues:

	Year Ended on 12/31/07	Year Ended on 12/31/06	Year Ended on 12/31/05	Year Ended on 12/31/04	Year Ended on 12/31/03
Net Revenues	100.00%	100.00%	100.00%	100.00%	100.00%
Cost of Revenues	75.44%	75.73%	73.69%	76.01%	75.74%

Gross profit	24.56%	24.27%	26.31%	23.99%	24.26%
Operating Expenses:
Selling	3.20%	2.91%	3.61%	6.00%	5.66%
General and administrative	3.49%	3.90%	3.97%	4.06%	3.79%

Income from continuing operations	17.87%	17.46%	18.74%	13.94%	14.81%
Non-operating Income(Expenses):
Investment income	0.01%
Government grant	1.67%	0.97%	1.06%	1.76%	0.83%
Interest income	0.25%	0.33%	0.40%
Other income	0.19%			0.43%	3%
Other expense	1.76%	0.27%	0.06%	-0.18%	2.6%
Finance costs, net				-4.97%	4.72%
Interest Expense	2.89%	3.70%	5.03%

Income before taxes	15.35%	14.80%	15.11%	10.99%	11.41%

Income Taxes	2.60%	2.15%	1.07%	0.77%	1.49%
Income before Minority Interest	12.74%	12.65%	14.03%	10%	-
Minority interest	-0.87%	-0.69%	-0.08%	0.00%	0.00%

Net Income	11.87%	11.96%	13.96%	10.1%	9.93%

(unaudited) (in thousands of U.S. Dollars)	For the Year Ended on 12/31/07	For the Year Ended on 12/31/06	For the Year Ended on 12/31/05	For the Year Ended on 12/31/04

Total Revenue	82,094	49,561	$30,195	$27,736

Net Income	$9,745	$5,926	$3,833	$2,813

Total Assets	$100,459	$52,390	$54,493	$45,839

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We develop, manufacture and sell convenience foods, chestnut products, and frozen, canned and bulk foods, in hundreds of varieties.  We operate through our indirect Chinese subsidiaries: Junan Hongrun, Shandong Lorain, Luotian Lorain, and Beijing Lorain.

Our convenient food include Ready-to-cook (“RTC”), Ready-to-eat (“RTE”) and Meals ready-to-eat (“MRE”), which are seasoned food and can be served after a couple of easy cooking procedure like RTCs or immediately like RTEs, or meal kits with self heating devices like MREs. They fit the modern food demand trend of safe, wholesome, and tasty food, as well as the “culinary short-cut” needs. We manufacture RTCs, such as Oden eggs and Pork Bone Soup etc. Our RTCs are merely a simple cooking procedure away from serving. Customers only need to heat the food in microwaves, or boil it for several minutes before enjoying delicious and totally wholesome food.  We also produce RTEs, such as Smoked Fish, Stewed Beef with Source, Mini Sausages, Soured and Spicy Cucumber, Sour and Sweet White Gourd etc.

For easily crushable convenient food, we utilize advanced Nitrogen preservation technology instead of vacuum packaging, which is called “the food processing technology for the 21st century” in Japan. Food are multi-phrase sterilized in a mild way with shorter heating time and lower heating temperature than common sterilization process, and packaged with Nitrogen filled in. The Nitrogen preserved foods are able to keep fresh for six to twelve months without refrigeration and any preservatives or chemicals. In addition, owing to the mild sterilization and processing procedure, the food’s appearance, taste and nutrition are optimally reserved.

Contrary to the common image of MRE in the US, our MREs are meal kits with self-heating devices. We produce various Chinese cuisine MREs, including fried rice, fried noodle, etc. and Italian cuisine MREs, including pasta etc. They are safe, delicious, healthy and ready-to-eat. Our MREs are not only the favorable choice of army, but also presenting in many civilian uses, such as camping food, traveling take-along, train meals, and suitable for any people who do not have access to traditional cooking.

Convenience foods like cut fruit and premixed salads, which are known as lightly processed – our convenience foods include ready-to-cook (or RTC) meals, ready-to-eat (or RTE) meals and meals ready-to-eat (or MREs).

We are the largest chestnut product supplier in the world. Ameliorating the traditional cooking method, we produce high value-added processed chestnut products, such as Steamed Chestnut in Shell with original flavor which was called “the revolution of traditional cooking method of chestnut” in Japan, Sweet Heart chestnut which is sweet preserved chestnut produced by our know-how technology, chestnut in syrup which is very popular in Japan and Korea and so on. In addition, we are going to add a new variety – the Sugar Extracted from Chestnut’s Inner Skin. It is produced from chestnut’s inner skin which was normally recognized as scrape. The extracted sugar is great for preventing diabetes.

The high quality and diverse varieties of our chestnut products are supported by our know-how technology, several of which are applying for patent protection. Many varieties are not replicable by our Chinese industrial peels. Our chestnut products have already been popular and profitable in Japan, Korea, Southeastern Asia and China. We believe they are able to gain larger markets in other parts of the world in the near future. We expect a steady growth in the future.

We produce various frozen and canned food, including frozen vegetables, frozen fruits, frozen fillets etc. The frozen/canned products’ gross margins are lower than chestnut products and convenient foods. However this business sector is able to mitigate the significant production seasonality of chestnut products and increase the utilization rate of the production capacity.

Our products are sold in 19 provinces and administrative regions in China and 41 foreign countries.

Industry Wide Factors that are Relevant to Our Business

Management believes that the rapid growth of China’s economy will drive demand for our products.  We believe the growth of China’s economy will cause an increased demand for our products as consumers become busier and busier and increasingly demand prepared foods which fit into their active lifestyle.  With the continuing growth of the economy, the upcoming Beijing Olympic Games in 2008 and the Shanghai World Exposition in 2010, management believes that there will be a large packaged food market in China during the next few years.

According to the USDA, as incomes have risen in many countries during the past few decades, consumers have begun purchasing fewer staples (like rice and wheat) and more high-value food items (such as meat, dairy, pasta, and frozen vegetables).  According to USDA, global sales of high-value products have been growing, with sales increasing by 25% since 1998.  Food manufactures and suppliers responding to the trend have increased their investment in processing facilities or purchase of high-value foods.  The decision of whether locally producing or purchasing often depends on the nature of products, regulation environment and transaction cost comparison. Our products have been developed and are being developed to cater to this market.

According to the USDA, packaged foods account for a large share of total food expenditures among customers in high-income countries and the demand for convenience is growing.  The United States, European Union and Japan account for over 50% of global sales of packaged foods.  In developing countries, market retail trends also indicate strong growth in sales of packaged foods and demand for convenience.  We hope to increase our production in the future as the demand for our product grows.

As incomes rise and urbanization increases within China, Chinese consumers are changing their diets and increasing demand for greater quality, convenience and safety in food.  China’s food market is becoming segmented.  The demand for quality food by high-income households has fueled recent growth in the availability of such foods for the Chinese retail market.  China’s urban per capita food expenditure in 2004 was RMB2,710 (approximately $327), up 12% from that of 2003 (USDA, Economic Research Report No. ERR-32).

The chestnut market is $2.1 billion industry worldwide and an $800 million industry within China.

Regulatory Factors that Affect our Production

Although our production lines are multi-functional, we only have regulatory approvals for products that are currently in production at our facilities.  If we wish to produce other products at these facilities in the future, we would have to obtain additional regulatory approvals.   If we are unable to obtain regulatory approval to produce a particular product in a timely manner, if at all, then we would not be able to generate revenues to offset any expenses related to R&D to produce such product and any acquisitions of equipment to produce such product.  We do not believe that any such expenses related to any particular product is material to the company as a whole.  In addition, we do not believe that our inability to produce any particular product is material to the business as a whole because we can replace such product with other products.  However, if we were unable to obtain regulatory approvals to produce a broad class of products or several products at one time, our ability to generate revenues my be harmed, which could materially and adversely effect our operations and financial condition.

We have consistently successfully obtained required approvals in the past – we produced 192 products in 2007 – and we believe that we will not face material problems obtaining required approvals for new product offerings during 2008 for the following reasons:

1. Our production lines and facilities have been designed to satisfy the standards and requirements set by health authorities in Japan, Korea, the United States and the European Union, which are the primary markets for our export products.  We employ advanced quality control mechanism, including obtaining ISO 9001 and BRC certifications, which distinguish our products from other products in both domestic and international markets.  In particular, the fact that we have successfully obtained import approvals for our chestnut products and other convenience foods from the Japanese government has helped us strengthen our position in applying for approvals regarding our new products from the Chinese government. In addition, we have been able to obtain approvals for our new products because we have established good record of compliance with existing regulations with respect to the management of production facility.  Based on the aforementioned reasons, we anticipate no difficulty in obtaining governmental approvals for new food products in the future.

2. Due to our long-term contribution to the local economy, the local government has been supportive of our business operation. This well-established relationship with the local government has resulted in a more efficient application process. We have been using domestic suppliers for raw materials and we have created significant job opportunities for local workers, which efforts have advanced the economic interests of our community.   In 2007, we paid RMB 903,918.91 in tax to the local government, accounting for 3.39% of the total tax income (RMB26, 613,648.43) the government received in 2007. Our chestnut production accounts for 25% of the total production of chestnuts nationwide and has been recognized by the government as being sufficiently significant so that governmental supports are available, allowing us to enjoy the benefits of a preferential development program. For instance, the local government has provided several aid programs to assist us to expand our manufacturing facilities, to secure the planting of raw materials, and to provide resources that support us financially and/or operationally.

Production Factors that Affect our Financial and Operation Condition

Production Capacity

Earlier in our company’s history some of our production lines were occasionally run at less than full capacity because our production focused almost solely on chestnut products.  More recently, we have produced various different types of food products, mainly in three categories: chestnut products, processed food and convenience food.  Increasing market demand has caused us to expect all our production lines to be running at their full capacity throughout the year of 2008.  Our newer facilities have a multiple-function design to adjust production seasonally to avoid periods of less than full capacity production.

Currently, most of our processed and convenience foods are produced at our Beijing Lorain plant.  We have expanded those facilities when we reconstructed that factory after a fire in May of 2007.  The new facilities are projected to satisfy existing and increasing market demand for convenience food.  In addition, our new production line for processed food is expected to launch by May, 2008 and hopefully will significantly enhance our capacity to sufficiently satisfy the existing and projected demand for convenience food.

Overall, we expect to be able to meet our demand for our products; however, we have had adopted alternate plans for the short-term periods that we anticipate that our capacity will not be enough to satisfy existing or future demand for our convenience food products.  In the future, we plan to look into seeking a possible OEM partner to assist in producing some of our convenience food products while our new facilities are still under construction.  We do not see any material impact on our financial results when we do not have full capacity to satisfy existing or increasing demand for our convenience food products.

Cost of Raw Materials

While we have begun our own agricultural operations to supply a portion of the raw materials we require for our operations we are still dependent on our suppliers to supply a majority of the raw materials we require.  Our suppliers generally charge us a price based on the existing commodities market price for the raw materials.  We do not have any control over the raw materials commodity market and prices for raw materials may increase with or without notice for a variety of reasons, including weather patterns, crop failures and natural disasters.  Raw material price increases may result in increases in the costs of our operations. While we may be able to pass the higher costs onto our customers in the form of higher prices for our finished products, the higher price for our finished products could reduce the volume of our sales.

In order to secure the qualities and quantities of the raw materials, to reduce the purchase costs of materials, avoid the impacts on our operations due to the price fluctuation of materials from the market, we have also developed our own planting areas to ensure we are able to get raw materials of sufficient quality and in sufficient quantity to supply our operations.  We have successfully developed a 483-acre chestnut farm which is focused primarily on cultivating chestnuts that we would normally import from Korean, Japan and/or Australia.  We are expecting a large harvest in next Chestnut season which will lower our dependence on imports.  Additionally, we also have developed a 329-acre sweet corn farm, an 82-acre Pumpkin farm, and a 297-acre green bean farm that will help supply the production of frozen and canned products next year.  The farms we own will not only secure the supply of raw materials to meet increased demand from the market, but will also reduce the cost of materials purchased and the reduce the impact of market price fluctuation of raw material prices on our operational costs.

In 2007, the Chinese government implemented various programs to encourage businesses to advance agricultural industrialization.  Under the recently implemented governmental policies for agricultural development, we are planning to expand the farm we own to 2,500 acres gradually over the next 2 years which should make us able to self-supply most of the raw materials we anticipate we will need for our future production. We have also established cooperation with agricultural associations by signing supply agreements with those associations to ensure our supply.  We have also invested in several agricultural product companies to expand our supply networks to ensure we have appropriate access for purchasing sufficient supplies for our production requirements.

Uncertainties that Affect our Financial Condition

The rising level of consumer prices in China may cause a decrease of our sales and exports which will lower our revenues and profits.

It is expected that the cost of the raw materials we must purchase to make our finished products may increase in light of a general increase in prices in China.  We expect decreased export sales as we raise our sale prices to our exports customers to pass along the increased price of raw materials.  We expect the decreased sales may lead to lower revenues than if the price increase had not occurred and that our profits may suffer as well.

The anticipated appreciation of RMB may harm our financial condition

Our government has been facing increasing pressure to allow the RMB to appreciate from the world marketplace recently. In 2007, RMB appreciated more than 6.14%.  Since July of 2005, the RMB has appreciated 10.24%.  The expected appreciation will definitely have a significant impact on our exports and our financial conditions since exports account for 50% of our revenue.  Due to the unpredictability of RMB’s appreciation, we have planned efforts to advance our domestic sales and revenues.  In 2008, we plan to expend RMB 20 million (approximately U.S. $2.78 million) to adjust and expand our sales and marketing channels.  We are also targeting to establish additional 1000 Food Kiosk at different wholesalers and supermarkets and open 100 of our own food retail stores nationally to increase our domestic sales.  Further, we have also planned to expend RMB 10 million (approximately U.S. $1.39 million) to further the marketing of our brand and products through different types of media such as TV commercials, newspaper advertising, internet advertising, and marketing campaigns.   Whether or not RMB appreciates as impacted the increased domestic spending will increase our costs and may not lead to any additional revenues.  Additionally, the appreciation of the RMB, if it occurs, could lower our international sales.

Tight monetary policy to be implemented by the Chinese government in 2008 may impede our ability to obtain credit for working capital in a timely manner.

On December 5, 2007, the central economic work conference determined that a tight monetary policy will be implemented in 2008 to respond to inflationary forces and the excessive growth of monetary credits in China.  On December 8, 2007, the People’s bank of China announced it will increase its RMB deposit reserve rate by one percentage point for financial institutions making deposits, resulting in a record high interest rate of 14.5%. After that, on January 25, 2008 and March 8, 2008, the RMB deposit reserve rate was increased twice by 0.5% and reached the rate of 15% and 15.5%. Due to this new policy, financial institutions have started to tighten the money supply, reduced credit amounts, delayed loan approvals and restricted credit requirements.  Traditionally, our company has relied on short-term credits as a vehicle to purchase raw materials for our production.  This tightened credit policy will impact on our cash management and our financial condition. We have adopted new policy and informed our customers that we will shorten our payment period from 55 days to 30 days.  We may be unable to obtain the credit we need to purchase raw materials in the future which may slow our production and ultimately our revenues.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues.

(in thousands of U.S. dollars)	For the Year Ended on 12/31/07	For the Year Ended on 12/31/06	For the Year Ended on 12/31/05
Revenue	82,094	$49,561	$30,195
Cost of Revenue	(61,932)	(37,533)	(22,250)

Gross profit	20,162	12,028	7,945

Operating Expenses:
Selling and Marketing	(2,623)	(1,441)	(1,089)
General and administrative	(2,865)	(1,933)	(1,198)

Income from continuing operations	14,674	8654	5,657

Non-operating Income(Expenses):
Government grant	1,373	481	320
Other income	156	89	112
Other expense	(1,446)	(134)	(18)
Interest Expense	(2,376)	(1,834)	(1,518)

Income before taxes	12,595	7,333	4,562
Income Taxes	(2,135)	(1,064)	(325)
Income before Minority Interest	10,460	6,269	4,238
Minority interest	(715)	(340)	(23)

Net Income	9,745	5,928	4215

	For the Year Ended on 12/31/07	For the Year Ended on 12/31/06	For the Year Ended on 12/31/05
Net Revenue	100.00%	100.00%	100.00%
Cost of Revenue	75.44%	75.73%	73.69%

Gross profit	24.56%	24.27%	26.31%
Operating Expenses:
Selling and Marketing	3.20%	2.91%	3.61%
General and administrative	3.49%	3.90%	3.97%

Income from continuing operations	17.87%	17.46%	18.73%
Non-operating Income(Expenses):
Government grant	1.67%	0.97%	1.06%
Other income	0.19%	0.20%	1.02%
Other expense	1.76%	0.27%	0.06%
Interest Expense	2.8%	3.7%	5%

Income before taxes	15.35%	14.80%	15.11%
Income Taxes	2.60%	2.15%	1.08%
Net Income before Minority Interest	12.74%	12.8%	14%
Minority interest	0.87%	0.68%	0.08%

Net Income	11.87%	11.96%	13.96%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Revenue. Net revenues increased $32.5 million, or approximately 65.52% to $82.1million in 2007 from $49.6 million in 2006. This increase was mainly attributable to the increased market demand for our products domestically. We put more effort on marketing our products in our domestic market in 2007, resulting in a dramatic increase in domestic sales. Net revenues from the domestic market  increased $24.3 million, or approximately 104% to $47.7 million in 2007 from $23.4 million in 2006. As a percentage of the total revenue, the net revenue derived from the domestic market increased to 59% in 2007 from 48% in 2006.

Cost of Revenues.  Our cost of revenue increased $24.4 million to $61.9 million in fiscal year 2007 from $37.5 million in fiscal year 2006. The increased cost of revenue is mainly due to the increase in our sales volume in 2007 compared to 2006.  As a percentage of revenues, the cost of revenue decreased to 75.44% in fiscal year 2007 from 75.73% in fiscal year 2006. The increase of gross margin was mainly due to: 1) we can get raw material much cheaper than other companies. In 2007, we processed more 39000 tons of raw chestnut. As we can purchase so much raw materials, the price of our chestnut raw material is nearly about 3% lower than the market prices. 2) We developed new products in 2007, such as chestnut paste, we can multipurpose use of the material and can get more profit from the manufacturing procedure.

 Gross Profit.  Our gross profit increased $8.13 million, or 67.58%, to $20.16 million in fiscal year 2007 from $12.03 million in fiscal year 2006. Gross margin was 24.56% in fiscal year 2007, as compared to 24.27% in fiscal year 2006.  The gross margin increase was due to the increased cost of revenues described above.

Selling and Marketing Expenses.  Our selling and marketing expenses increased $1.2 million, or 85.71%, to $2.6 million in fiscal year 2007 from $1.4 million in fiscal year 2006.  The increase in selling and marketing expenses was primarily attributable to additional marketing efforts for our products in domestic market in 2007.  As a percentage of revenues, our selling and marketing expenses increased to 3.2% in fiscal year 2007 from 2.9% in fiscal year 2006. Another reason was the increased repairs and miscellaneous fees in fiscal year 2007, as compared to fiscal year 2006.

General and Administrative Expenses.  Our general and administrative expenses increased $1 million, or 52.63%, to $2.9 million in fiscal year 2007 from $1.9 million in fiscal year 2006.  As a percentage of revenues, the general and administrative expenses decreased to 3.49% in fiscal year 2007 from 3.9% in fiscal year 2006.  This percentage decrease was primarily attributable to more efficient control of our general and administrative expenses, for example, we adopted some new guidelines for employees on travel expenses and transportation expenses.

Financial Costs.  Our financial cost mainly refers to our interest expenses, net of the interest income.  Our financial costs increased $0.6 million to $2.4 million in fiscal year 2007 from $1.8 million in fiscal year 2006.  As a percentage of revenue, the financial cost decreased to 2.93% of total revenue for fiscal year 2007 from 3.7% of total revenue for fiscal year 2006. The main reason for this change was improved domestic lending rates in fiscal year 2007. The dollar increase in financing cost is mainly attributable to an increase of short term bank loan balances in the fiscal year 2007 as compared to fiscal year 2006.

Income before Tax.  Income before taxation increased $5.3million, or 72.6%, to $12.6 million in fiscal year 2007 from $7.3 million in fiscal year 2006.  Income before taxation as a percentage of revenues decreased to 15.35% in fiscal year 2007 from 14.8% in fiscal year 2006.  The increase was mainly attributable to the increase of percentage in selling expenses and marketing expenses in 2007, as compared to the year of 2006.

Income taxes.  We incurred income taxes of $2.1 million in fiscal year 2007, an increase of $1.0 million, compared to $1.1 million in fiscal year 2006.  We operate through our three directly or indirectly wholly-owned subsidiaries Junan Hongrun, Luotian Lorain, and Beijing Lorain and one majority-owned subsidiary Shandong Lorain of which we own 80.2% of the equity (directly and indirectly).  As approved by local tax authority in the PRC, all the four companies were granted a “tax holiday” that allows them to be exempt from both the national and local income taxes for the first two profitable years followed by a 50% tax exemption in the next three years.  The four companies started to enjoy the preferential tax policy from 2001, 2004, 2006 and 2007 respectively.  The table below shows the detailed income tax rate for the four companies.

Income Tax Rate	2004	2005	2006	2007	2008	2009
Junan Hongrun	0%	0%	15%	15%	15%	25%
Luotian Lorain	33%	33%	0%	0%	15%	15%
Beijing Lorain	33%	33%	33%	0%(1)	0%(1)	15%(1)
Shandong Lorain	15%	15%	30%	30%	25%	25%

(1)  We are attempting to get a tax holiday on Beijing Lorain that would bring our tax rate to 0%, 0% and 15% for Beijing Lorain for the tax years to end December 31, 2007, 2008 and 2009 respectively

Minority Interest. The Company holds 80.2% of the equity of its subsidiary Shandong Lorain. Therefore, in calculating minority interest according to this proportion against the Shandong Lorain’s historical financial data, the minority interest of the Company was $0.4 million in 2005 and $0.41 million in 2006.

Net income.  Net income increased $3.8 million, or 64.41%, to $9.7 million in fiscal year 2007 from $5.9 million in fiscal year 2006, as a result of the factors described above.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Revenue. Net revenues increased $19.4 million, or approximately 64.1% to $49.6 million in fiscal year 2006 from $30.2 million in fiscal year 2005. This increase was mainly attributable to the increased market demand for our products domestically. We put more effort on marketing our products in our domestic market in fiscal year 2006, resulting in a dramatic increase in domestic sales.  In addition, we increased our attention to selling convenience foods in 2006, which had a positive impact on revenues.

Cost of Revenues.  Our cost of revenue increased $15.2 million to $37.4 million in fiscal year 2006 from $22.3 million in fiscal year 2005. The increased cost of revenue is mainly due to the increased sales volume in 2006 compared to 2005.  As a percentage of revenues, the cost of revenue increased to 75.51% of revenues in fiscal year 2006 from 73.69% of revenues in fiscal year 2005. The decrease of gross margin was mainly due to the increased sales in domestic market and the diversification of our products (the gross margin of our products sold in domestic market was much lower than our exported products).  In addition, as our products diversification development strategy was implemented in 2006, our sales in convenience food and frozen, canned and bulk food, which have relatively lower gross margin as compared our chestnut products, has increased dramatically.

Gross Profit.  Our gross profit increased $4.09 million, or 51.5%, to $12.03 million in fiscal year 2006 from $7.94 million in fiscal year 2005. Gross margin was 24.27% in fiscal year 2006, as compared to 26.31% in fiscal year 2005.  The gross margin decrease was due to the increased cost of revenues described above.

Selling and Marketing Expenses.  Our selling and marketing expenses increased $0.36 million, or 33.5%, to $1.4 million in fiscal year 2006 from $1.1 million in fiscal year 2005.  The increase in selling and marketing expenses was primarily attributable to additional marketing efforts for our products in domestic market in 2006.  As a percentage of revenues, our selling and marketing expenses decreased to 2.9% in fiscal year 2006 from 3.6% in fiscal year 2005.  The percentage decrease is mainly due to the decreased transportation costs as a percentage of revenues in 2006 as transportation costs as a percentage of revenues for the domestic sales are typically lower than for export sales.

General and Administrative Expenses.  Our general and administrative expenses increased $0.68 million, or 55.5%, to $1.9 million in fiscal year 2006 from $1.2 million in fiscal year 2005.  As a percentage of revenues, the general and administrative expenses decreased to 3.9% in fiscal year 2006 from 4% in fiscal year 2005.  This percentage decrease was primarily attributable to more efficient controls of our general and administrative expenses.

Financial Costs.  Our financial cost mainly refers to our interest expenses, net of the interest income.  Our financial costs increased $0.33 million to $1.8 million in fiscal year 2006 from $1.5 million in fiscal year 2005.  As a percentage of revenue, the financial cost decreased to 3.7% of total revenue for fiscal year 2006 from 5.03% of total revenue for fiscal year 2005.  The dollar increase in financing cost is mainly attributable to an increase of short term bank loan balances in the fiscal year 2006 as compared to fiscal year 2005.

Income before Tax.  Income before taxation increased $2.9 million, or 64.4%, to $7.4 million in fiscal year 2006 from $4.6 million in fiscal year 2005.  Income before taxation as a percentage of revenues increased to 15.03% in fiscal year 2006 from 15.01% in fiscal year 2005.  The increase was mainly attributable to the percentage decreases of financial expenses, selling expenses and general and administrative expenses in 2006, as compared to the year of 2005.

Income taxes.  We incurred income taxes of $1.1 million in fiscal year 2006, an increase of $0.75 million, compared to $0.3 million in fiscal year 2005.  We operate through our three directly or indirectly wholly-owned subsidiaries Junan Hongrun, Luotian Lorain, and Beijing Lorain and one majority-owned subsidiary Shandong Lorain of which we own 80.2% of the equity (directly and indirectly).  As approved by local tax authority in the PRC, all the four companies were granted a “tax holiday” that allows them to be exempt from both the national and local income taxes for the first two profitable years followed by a 50% tax exemption in the next three years.  The four companies started to enjoy the preferential tax policy from 2001, 2004, 2006 and 2007 respectively.  The table below shows the detailed income tax rate for the four companies.

Income Tax Rate	2004	2005	2006	2007	2008	2009
Junan Hongrun	0%	0%	15%	15%	15%	25%
Luotian Lorain	33%	33%	0%	0%	15%	15%
Beijing Lorain	33%	33%	33%	0%(1)	0%(1)	15%(1)
Shandong Lorain	15%	15%	30%	30%	25%	25%

(1)  We are attempting to get a tax holiday on Beijing Lorain that would bring our tax rate to 0%, 0% and 15% for Beijing Lorain for the tax years to end December 31, 2007, 2008 and 2009, respectively.

Minority Interest. The Company holds 80.2% of the equity of its subsidiary Shandong Lorain. Therefore, in calculating minority interest according to this proportion against the Shandong Lorain’s historical financial data, the minority interest of the Company was $0.4 million in 2005 and $0.41 million in 2006.

Net income.  Net income increased $2.1 million, or 54.8%, to $5.93 million in fiscal year 2006 from $3.83 million in fiscal year 2005, as a result of the factors described above.

Liquidity and Capital Resources

General

We had approximately US$6.77 million (or approximately RMB 4,951million) cash and cash equivalents as of December 31, 2007.  We received proceeds of approximately $18 million from the private placement completed on May 3, 2007.  We used most of the proceeds of the private placement to build infrastructure at several of our facilities, which allowed us to obtain preferential terms on the construction contracts to complete our expansion plans.  Specifically, the proceeds were used for the second-phase of construction at our Luotian facility, a sewage system at our Shandong Lorain facility, and an egg-processing facility at our Junan Lorain plant.  The total amount expended on the above items was approximately US$12 million.   We also allocated US$11 million including US$4 million from the proceeds and US$7 million from the cash balance as of June 30, 2007 as the working capital to purchase raw materials needed due to the expansion of production.

As of December 31, 2007, we had cash and cash equivalents (including restricted cash) of $879 million.

Cash Flows Data: (in thousands of U.S. dollars)	For year ended December 31,
	2007	2006	2005
Net cash flows provided by (used in) operating activities	3,585	7,970	(441)
Net cash flows provided by (used in) investing activities	(12,440)	(12,326)	(3,015)
Net cash flows provided by (used in) financing activities	19,664	(922)	5,933

Operating Activities

Net cash used in operating activities was $3.6 million for 2007, which is a decrease of $4.4 million from net cash provided by operating activities of $8.0 million for 2006.  Due to increased marketing efforts and our ability to fund increased purchases of raw materials and inventory as a result of our private financing in May 2007, we generated a substantial increase in sales 2007, compared to 2006.  As a result of the increase in sales, our accounts receivable balance increased significantly.  We offer credit terms of between 90 to 180 days to most of our international distributors and between 30 to 120 days for many of our domestic distributors.  Our main supermarket customers, such as global retailers Carrefour and Metro Supermarket, receive repayment terms that require repayment 2 to 3 months after our products are delivered.   However, our cash flow suffers while waiting for such repayment because we must pay for raw materials and labor related to such sales before receiving payment for goods sold.  Accordingly, our cash provided by operating activities decreased because accounts receivable increased significantly.  We believe that payment terms provided to our customers are reasonable and our accounts receivable are properly valued and are recoverable.

Net cash provided by operating activities was approximately $8 million in 2006, which is an increase of $8.4 million from the $(0.4) million net cash used in operating activities for the same period in 2005. The increase of net cash provided by operating activities was mainly attributable to the decrease of payable and less inventory at year end resulting in greater operating cash flows as compared to 2006.  The decrease of the payable in 2006 was mainly due to the substantial increase of sales revenues which enabled us to have more cash to pay off the payable in a quicker manner. In addition, our working partners have provided us the longer period of payment term which reduced our payables to some extent.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash used by investing activities for 2007 was $12.4 million, which is an increase of $0.1 million from net cash used in investing activities of $12.3million for 2006. The increase was primarily due to the increase of acquisition of plants and equipments and more facility constructions have been undertaken in 2007 compared to 2006. The payments for acquiring plants and equipments purchase was 7.65 million in 2007, an increase of 3.43 million from 4.22 million in 2006.

Net cash used in investing activities in fiscal year 2006 was $12.33 million, which is an increase of $9.33 million from net cash provided by investing activities of $3 million in fiscal year 2005 due to acquisition of more equipment to expand our production.

Financing Activities

Net cash provided by financing activities for 2007 was $19.7million, which is an increase of $18.8 million from $0.9 million net cash used in financing activities during 2006.  The increase of the cash provided by financing activities was primarily a result of the increase of additional paid-in capital, resulting from the private placement transaction that closed in May, 2007.

Net cash provided by financing activities in fiscal year 2006 was $(0.92) million, which is a decrease of $6.85 million from $5.93 million net cash used in financing activities in fiscal year 2005. The decrease of the cash provided by financing activities was mainly attributable to new borrowings to fund working capital for expanded production and sales.

Loan Facilities

As of December 31, 2007, the amounts and maturity dates for our bank loans were as follows:

All amounts, other than percentages, in thousands of U.S. dollars.

Banks	Amounts	Beginning	Ending	Duration
Junan County Construction Bank	410.17	08/31/2006	08/31/2007[1]	12 months
Junan County Construction Bank	343.17	09/08/2006	09/07/2007[1]	12 months
Junan County Construction Bank	261.14	09/27/2007	12/18/2007[2]	3 months
Junan County Construction Bank	355.48	09/27/2007	12/18/2007[2]	3 months
Junan County Industrial and Commercial Bank	136.72	01/11/2007	01/10/2008[3]	12 months
Junan County Industrial and Commercial Bank	546.89	01/12/2007	01/11/2008[3]	12 months
Junan County Agriculture Bank	231.06	08/14/2007	01/11/2008[3]	5 months
Junan County Agriculture Bank	345.91	09/12/2007	01/11/2008[3]	4 months
Junan County Industrial and Commercial Bank	478.53	01/31/2007	01/18/2008[3]	12 months
Junan County Industrial and Commercial Bank	546.89	01/31/2007	01/18/2008[3]	12 months
Linyi Commercial Bank	615.25	02/07/2007	02/06/2008[3]	12 months
Junan County Industrial and Commercial Bank	546.89	06/08/2007	02/08/2008[3]	8 months
Linyi Commercial Bank	497.22	02/10/2007	02/09/2008[3]	12 months
Junan County Agriculture Bank	191.41	12/07/2007	02/21/2008[3]	2 months
Junan County Industrial and Commercial Bank	1367.22	03/06/2007	03/05/2008[3]	12 months
Junan County Construction Bank	355.48	06/06/2007	03/05/2008[3]	9 months
Junan County Industrial and Commercial Bank	1278.35	12/07/2007	03/07/2008[3]	3 months
Junan County Industrial and Commercial Bank	806.66	11/13/2007	03/07/2008[3]	4 months
Junan County Industrial and Commercial Bank	410.17	08/16/2007	03/07/2008[3]	7 months
Jinan, China Merchants Bank	1367.22	09/13/2007	03/13/2008[3]	6 months
Rural Credit Cooperatives	25.98	11/20/2007	05/20/2008	6 months
Junan County Industrial and Commercial Bank	604.3	12/13/2007	05/31/2008	5 months
Junan County Agriculture Bank	123.05	06/14/2007	06/07/2008	12 months
Junan County Agriculture Bank	41.02	06/14/2007	06/07/2008	12 months
International Trust & Investment Co., Ltd.	1367.22	06/13/2005	06/13/2008	36 months
Rural Credit Cooperatives	68.36	12/20/2007	06/20/2008	6 months
Junan County Agriculture Bank	347.27	06/30/2007	06/29/2008	12 months
Junan County Agriculture Bank	109.38	06/30/2007	06/29/2008	12 months
Junan County Industrial and Commercial Bank	706.77	12/06/2007	06/30/2008	6 months
Junan County Industrial and Commercial Bank	232.43	12/12/2007	06/30/2008	6 months
Junan County Agriculture Bank	505.87	07/04/2007	07/03/2008	12 months
China Agricultural Bank, Miyun Branch	273.44	07/18/2007	07/18/2008	12 months

Junan County Construction Bank	328.13	07/24/2007	07/23/2008	12 months
Junan County Agriculture Bank	191.41	08/02/2007	07/25/2008	11 months
Junan County Agriculture Bank	82.03	08/02/2007	08/01/2008	12 months
China Agricultural Bank, Luotian Square Branch	1039.09	08/30/2007	08/30/2008	12 months
Junan County Construction Bank	256.70	09/18/2007	09/17/2008	12 months
Junan Agricultural Development Bank	1367.22	09/28/2007	09/26/2008	12 months
Bank of China, Junan Branch	9.81	09/19/2006	09/30/2008	8 months
Beijing rural credit cooperatives	2597.72	10/01/2007	10/01/2008	12 months
Junan County Agriculture Bank	410.17	10/31/2007	10/30/2008	12 months
Junan County Agriculture Bank	239.26	11/12/2007	11/11/2008	12 months
Junan County Agriculture Bank	205.08	11/15/2007	11/14/2008	12 months
Junan County Agriculture Bank	199.61	11/15/2007	11/14/2008	12 months
Junan County Agriculture Bank	410.17	11/23/2007	11/22/2008	12 months
Junan County Agriculture Bank	287.12	11/30/2007	11/29/2008	12 months
Junan County Agriculture Bank	410.17	12/05/2007	12/04/2008	12 months
Linyi Commercial Bank	136.72	12/25/2007	12/25/2008	12 months
Junan County Agriculture Bank	410.17	12/14/2007	12/13/2008	12 months
Total	24077.5

1

Two of the loans listed in the table above have stated expirations prior to September 30, 2007. These loans were disbursed under a special aid development program and were not required to be repaid by their stated expiration  date. We are not in default on these loans.  We intend to repay the loans in accordance with the special aid development program's terms and conditions.

2

These two loans were repaid in January of 2008.

3

These loans have been repaid as of March 31, 2008.

As shown in the above table, we have $24.08 million in loans maturing on or before the end of December 31, 2008.

In past years, including 2007, we financed our operations through net income and bank loans. We have maintained a good relationship with four major national banks in China (International Trust & Investment Co., Ltd., Junan County Construction Bank, Junan County Industrial and Commercial Bank and Junan Agricultural Development Bank) that have provided us with sufficient support of funding through short-term and long-term loan historically.  Beginning in 2007, we utilized other national and local banks because of our increased demand for working capital resulting from our substantial growth of business.  For instance, we established business relationships with Jinan Commercial Bank and Linyi Commercial Bank that provided US$2.7 million in loans for working capital to purchase raw materials in 2007, which was sufficient to meet our remaining capital needs in 2007.

We expect to finance our operations and working capital need in 2008 through net income and additional bank loans.  We anticipate that sales will continue to increase in 2008 and that net income will provide a greater contribution to operating cash needs than in past years.  We currently plan to finance or refinance US$40 million over the next 12 months in order to support the projected expansion of our production in 2008.  Currently, we have negotiated loan agreements with Linyi Commercial Bank and some banks in Junan County for a total of US$3.5 million. We have had negotiations with a few other financial institutions (local and national), which have agreed to provide us short-term working capital loans throughout 2008, however no such loan arrangements have been finalized or funded.  WWe can provide no assurances that we will be able to enter into any loan or refinancing agreements on terms favorable to the Company, if at all.  We also have no current credit facilities or other lines of credit.  If we are unable to complete any such financing or refinancing efforts, our net income may not be sufficient to satisfy our working capital and operating expansion needs in 2008 and our operations and financial condition may be negatively impacted.

Obligations under Material Contracts

We do not have any material contractual obligations as of December 31, 2007.

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

  Method of Accounting – We maintain our general ledger and journals with the accrual method accounting for financial reporting purposes.  The financial statements and notes are representations of management.  Accounting policies adopted by us conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

  Use of estimates – The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

  Principles of consolidation – The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its commonly controlled entity.  All significant inter-company balances and transactions are eliminated in combination.

  As of December 31, 2007, the particulars of the commonly controlled entities are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
Shandong Green Foodstuff Co., Ltd	PRC	80.2	$12,901,823	(RMB 100,860,000)
Luotian Green Foodstuff Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000)
Junan Hongrun Foodstuff Co., Ltd	PRC	100	$2,430,445	(RMB 19,000,000)
Beijing Green Foodstuff Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000)

Accounting for the Impairment of Long-Lived Assets – The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the reporting periods, there was no impairment loss.

Revenue recognition–The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute.  The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within that fiscal year.

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

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans.  Although the interest rates are fixed for the terms of the loans, the terms are typically 12 months and interest rates are subject to change upon renewal.  Since September 16, 2007 China People’s Bank has increased the interest rate of RMB bank loans with a term of 6 months or less by 0.27%, and loans with a term of 6 to 12 months by 0.27%. The new interest rates are 6.48% and 7.29% for RMB bank loans with a term 6 months or less and loans with a term of 6-12 months, respectively.  The change in interest rates has no impact on our bank loans that were made before September 15, 2007. There was an increase of interest expense of approximate $10,587 from the loan we contracted after September 15, 2007. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2007 begins on page F-2 of this Annual Report on Form 10-K.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGE IN ACCOUNTANTS

On May 3, 2007, concurrent with the change in control transaction discussed above, our Board of Directors elected to continue the existing relationship of our new subsidiary Lorain Holding with Samuel H. Wong & Co., LLP, Certified Public Accountants and appointed Samuel H. Wong & Co., LLP, Certified Public Accountants as our independent auditor, and we signed an engagement letter and formally engaged Samuel H. Wong & Co, LLP as our auditors on May 23, 2007.  Additionally, concurrent with the decision to maintain our relationship with Samuel H. Wong & Co., LLP, Certified Public Accountants, our Board of Directors approved the dismissal of Michael J. Larson, LLC as our independent auditor, effective upon the filing of Company’s 10-QSB disclosing financial results for the first quarter of 2007 with the Commission on May 21, 2007.

No accountant’s report issued by Michael J. Larson, LLC on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of us to continue as a going concern.

During our two most recent fiscal years (ended December 31, 2006 and 2005) and from January 1, 2007 to the date of dismissal, there were no disagreements with Michael J. Larson, LLC on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure.  There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during our two most recent fiscal years (ended December 31, 2006 and 2005) and from January 1, 2007 to the date of dismissal.

We furnished a copy of a disclosure substantially similar to the proceeding three paragraphs to Michael J. Larson, LLC and requested Michael J. Larson, LLC to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree.  A copy of the letter was filed by us as Exhibit 16.1 to our current report on Form 8-K, filed on May 25, 2007.

Item 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including  our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2007.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

OTHER INFORMATION.

None.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS OF AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position

Si Chen	45	Sole Director and Chief Executive Officer

Xiaodong Zhou	37	President and Chief Operating Officer

Jing Thomas Wu	37	Chief Financial Officer and Treasurer

MR. SI CHEN.  Mr. Chen became chief executive officer on May 3, 2007 when we completed our recapitalization of Lorain Holding, and our sole director on May 13, 2007.  Mr. Chen is the founder of our company .He founded Shandong Lorain, the first subsidiary of Lorain Group Company, in 1994 and served as the chairman of the Lorain Group Companies since that time until the Lorain Group Companies were acquired in August, 2006.  After the acquisition in August, 2006, Mr. Chen served as a director of Shandong Lorain until the recapitalization of Lorain Holding.  Before establishing Shandong Lorain, Mr. Chen worked for the county government and was responsible for the local agricultural economic development.  Since 1994, Mr. Chen has been in charge of our strategic decisions and operational management of the Lorain Group Companies and its predecessors.

MR. XIAODONG ZHOU.  Mr. Zhou became our president and chief operating officer on May 3, 2007 when we completed our recapitalization of Lorain Holding.  Mr. Zhou joined the Lorain Group Companies in 1994 as a production manager.  He has been the CEO of the Lorain Group Companies since 2000.  Before he joined the Lorain Group Companies, he worked for the county government as an economic official.

MR. JING THOMAS WU.  Mr. Wu became our chief financial officer and treasurer on November 20, 2007.  Prior to his appointment, Mr. Wu served as a Senior Consultant at Beijing Tian Qin Consultant Company for the prior eighteen months.  Prior to that, Mr. Wu was the Chief Operating Officer for Caleto (China) Corporation LTD, a U.S. multinational corporation, headquartered in Beijing from 2001 until he began working for Beijing Tian Qin Consultant Company.  Responsible for all of Caleto (China) Corporation LTD’s finance and accounting functions, he instituted a number of effective programs, including putting into operation an enterprise resource planning (ERP) management system.  Mr. Wu obtained his B.A. in accounting and international marketing from Nanjing University. He also has a Masters of Business Administration (MBA) from China Foreign Trade University. Mr. Wu is a Certified Public Account in China.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

The board of directors is currently composed of one person, Si Chen.

We currently do not have standing audit, nominating or compensation committees, although we may form such committees in the future as the membership of the board of directors increases.  Since we do not currently have an audit committee, we do not have an audit committee financial expert.  Our board of directors handles the functions that would otherwise be handled by an audit committee.  Upon the establishment of an audit committee, the board of directors will determine whether any of the directors qualify as an audit committee financial expert.

We have not implemented a process for stockholders to send communications to the board of directors because we have not had significant operations until recently.  We intend to establish a reporting mechanism as soon as practicable.

Director Compensation

Historically, we have not paid our directors fees for attending scheduled and special meetings of our board of directors.  In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings.  We do reimburse our directors for reasonable travel expenses related to attendance at board of director meetings.

Family Relationships

There are no family relationships among our director or officers.

Code of Ethics

On April 30, 2007, our board of directors adopted a new code of ethics that applies to our director and all of our officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer.  The new code addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.  A copy of the Code of Ethics has been filed as Exhibit 14 to our current report on Form 8-K filed on May 9, 2007.

Item 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The following is a discussion of our program for compensating our named executive officers and director.  Currently, we do not have a compensation committee, and as such, our board of directors is responsible for determining the compensation of our named executive officers.

Compensation Program Objectives and Philosophy

The primary goals of our policy of executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice and to align executives compensation with the achievement of our short- and long-term business objectives.

The board of directors considers a variety of factors in determining compensation of executives, including their particular background and circumstances, such as their training and prior relevant work experience, their success in attracting and retaining savvy and technically proficient managers and employees, increasing our revenues, broadening our product line offerings, managing our costs and otherwise helping to lead our company through a period of rapid growth.

Mr. Si Chen, our chief executive officer and president, is also our sole director.  Mr. Chen plays an important role in the management of the Company, including determining compensation of officers and directors.  As such, he is primarily responsible for determination of his compensation as an officer and director of the Company.  However, Mr. Chen has adhered to, and continues to adhere to our compensation policies and other internal governance policies that were established some time ago.

In the near future, we expect that our board of directors will form a compensation committee charged with the oversight of executive compensation plans, policies and programs of our company and with the full authority to determine and approve the compensation of our chief executive officer and make recommendations with respect to the compensation of our other executive officers.  We expect that our compensation committee will continue to follow the general approach to executive compensation that we have followed to date, rewarding superior individual and company performance with commensurate cash compensation.

Elements of Compensation

The compensation determination for executive officers in 2007 was mainly based on a previously-established compensation policy and internal governance documents. The total amount of compensation extended to our executive officers is RMB1.15 million per year (approximately USD$ 158,000 per year), which includes RMB 430,000 (approximately USD $ 59,000) for the Chief Executive Officer, RMB 359,000 (approximately USD $49,200) for the Chief Operational Officer and RMB360,000 per year (approximately USD $49,300)for the Chief Financial Officer. Our compensation program for the named executive officers consists of two elements: base salary and bonus.  The base salary we provide is intended to equitably compensate the named executive officers based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience.  We offer bonuses as a vehicle by which the named executive officers can earn additional compensation depending on individual, business unit and Company performance.  The Company did not provide any other type of compensation to our named executive officers in 2007.

Base Salary.  Our named executive officers receive base salaries commensurate with their roles and responsibilities.  Subject to any applicable employment agreements, base salaries and subsequent adjustments, if any, are reviewed and approved by our board of directors annually, based on an informal review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position.  Our officers' base salaries are calculated based on the following factors and the relative weight assigned to each such factor: market data, such as salaries of officers of companies similar to the Company, makes up 25% of base salary calculation; individual’s experience, expertise and position makes up 30% of base salary calculation; and individual’s performance for the prior year will be the remaining 45% of the base salary calculation. The base salaries paid to our named executive officers in 2007 are reflected in the Summary Compensation Table below.

Incentive Bonus.  Our named executive officers are eligible for an annual performance-based cash bonus in accordance with the Company’s unwritten incentive bonus plan.  We provide this bonus opportunity as a way to attract and retain highly skilled and experienced executive officers and to motivate them to achieve annual corporate, departmental and individual goals which consist of various revenue, cost and operational targets established by the board of directors.  The bonus is based on the individual’s performance evaluation and consideration of current market conditions.  The weight assigned to certain  targets to evaluate individual performance is approximately as follows: overall achievement of goals of such officer will be 30% of the bonus calculation, the success of marketing new products will be 20% of the bonus calculation, the performance of safety management of our production lines will be 10% of the bonus calculation, attendance of such officer is 15% of the bonus calculation, efforts to environmental protection and energy-saving production is 10% of the bonus calculation, the quality and quantity of any strategic proposals made by the officer will be 10% of the bonus calculation, and the last 5% will be reserved for other outstanding performance. The bonus amounts are determined following the end of the fiscal year based on our performance and the performance of our executives.  We have adopted the above standards from the consideration of the needs for our company as well as from consulting the similar standards adopted by the industries domestically and nationally. The bonus amounts paid to our named executive officers in 2007 are reflected in the Summary Compensation Table below.

Stock-Based Awards under the Equity Incentive Plan.

Historically, we have not granted equity awards as a component of compensation, and we presently do not have an equity-based incentive program.  In the future, we will likely adopt and establish an equity incentive plan pursuant to which equity awards may be granted to eligible employees, including each of our named executive officers, if our board of directors determines that it is in the best interest of American Lorain and our stockholders to do so.

Retirement Benefits

Currently, we do not provide any company sponsored retirement benefits to any employee, including the named executive officers.

Perquisites

Historically, we have provided certain of our named executive officers with minimal perquisites and other personal benefits.   We do not view perquisites as a significant element of our compensation structure, but do believe that perquisites can be useful in attracting, motivating and retaining the executive talent for which we compete.  It is expected that our historical practices regarding perquisites will continue and will be subject to periodic review by our by our board of directors.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us and our subsidiaries during 2007 in all capacities.  No executive officers received compensation of $100,000 or more in 2007. As of December 31, 2007 there are no grants outstanding.  We have not adopted a new policy or program for share based awards for employees or directors.

						Non-
						Equity	Non-
						Incentive	qualified
						Plan	Deferred
				Stock	Option	Compensati	Compensati	All Other
Name and Principal	Year	Salary	Bonus	Awards	Awards	on Earnings	on Earnings	Compensa	Total
Position		($)	($)	($)	($)	($)	($)	tion ($)	($)

Dimitri Cocorinis,	2006	-	-	1,500(2)	-	-	-	-	1,500(3)
Former Director,
and CEO (1)	2007			0					0

Terry Cononelos,	2006	-	-	1,500(2)	-	-	-	-	1,500(3)
Former Director,
Secretary,	2007			0					0
Treasurer and CFO (4)

Hisashi Akazawa (5)	2006	0	0	0	0	0	0		0

	2007	0	0	0	0	0	0		0

Si Chen, principal	2006	6,300	0	0	0	0	0	0	0
Executive officer
and sole director (6)	2007	59,000	0	0	0	0	0	0	0

Huanxiang Sheng,	2006	12,308	0	0	0	0	0	0	0
Former CFO and
Treasurer (7)	2007	49,200	0	0	0	0	0	0	0

Thomas Wu	2007	5,478	0	0	0	0	0	0	0
CFO

_____________________________

(1)

Mr. Cocorinis served as our chief executive officer from 1994 until his resignation on April 12, 2007 in connection with the sale by American Lorain to Halter Financial Investments, L.P. of 100,000 newly issued restricted shares of our Series A Preferred Stock which represented approximately 90% of our issued and outstanding capital stock and voting control at such time for $455,000.  At such time, Timothy P. Halter became our chief executive officer.

(2)

On February 17, 2006, the board of directors approved the issuance of 150,000 shares of common stock each to Dimitri Cocorinis and Terry Cononelos, who were officers of American Lorain’s predecessor, Millennium Quest, Inc.  The issuance of this stock was authorized in consideration of services rendered by Messrs. Cocorinis and Cononelos to American Lorain’s predecessor, Millennium Quest, Inc.  The transaction was valued at $1,500 per officer ($0.01 per share) in accordance with FAS-123R.

(3)

Our company (formerly “Millennium Quest”) in 2006 adopted FAS123R to account for stock based           compensation for its employee and directors.  In 2006, Millennium Quest authorized 300,000 shares for compensation to officers and directors.  The share vested immediately upon grant and issuance.  Millennium Quest valued the compensation at $.01 per share for a total $3,000.  The compensation expense was recorded to Millennium Quest’s financial statements.  The current financial statements which have been retroactively restated as result of the reverse merger transaction are those of the legal acquiree (accounting acquirer) and do not recognize expense for the aforementioned stock compensation.  The valuation model used to calculate $.01 per share used by former management considered the market price, trading volume, and price volatility, of the stock of Millennium Quest and accordingly assigned a value of $.01.  Former management has not indicated a fair value for their services rendered for which they received the stock awards as compensation.  There is no cash settlement of these shares. Based on a post reverse split ratio of 32.84, with all fractional shares rounded down, and offering price of $4.25; the shares would be valued at $38,820 {300,000 shares / 32.84 = 9,134; 9,134 * $4.25 = $38,820}.

(4)

Mr. Cononelos served as our chief financial officer from 1994 until his resignation on April 5, 2007 in connection with the sale by American Lorain to Halter Financial Investments, L.P. of newly issued shares of common stock representing approximate 90% of our issued and outstanding capital stock for $455,000.

(5)

Mr. Hisahsi Akazawa served as our chairman and CEO from the time of formation of Lorain Holdings in August, 2006 until the completion of the recapitalization of Lorain Holdings on May 3, 2007.

(6)

On May 3, 2007, we acquired Lorain Holding in a recapitalization transaction that was structured as a share exchange and in connection with that transaction; Mr. Chen became our chief executive officer and sole director.  Prior to the effective date of the recapitalization, Mr. Chen served the Lorain Group Companies as a director of one of its subsidiaries, Shandong Lorain.  Prior to Lorain Holdings acquiring the Lorain Group Companies in August, 2006, Mr. Chen served as the chairman and principal executive officer of the Lorain Group Companies.  The annual, long term and other compensation shown in this table include the amount Mr. Chen received in 2006 from the Lorain Group Companies.

(7)

On May 3, 2007, we acquired Lorain Holding in a recapitalization transaction that was structured as a share exchange and in connection with that transaction; Mr. Huangzian Sheng became our chief financial officer.  Prior to the effective date of the recapitalization, Mr. Huangzian Sheng served the Lorain Group Companies as chief financial officer of our subsidiary, Shandong Lorain.  Prior to Lorain Holdings acquiring the Lorain Group Companies in August, 2006, Mr. Sheng served as the chief financial officer of the Lorain Group Companies.  The annual, long term and other compensation shown in this table include the amount Mr. Huangzian Sheng received in 2006 from the Lorain Group Companies. Mr. Sheng resigned as the chief financial officer on November 20, 2007.

Bonuses and Deferred Compensation

Other than the incentive bonus previously described in this prospectus, we do not have any bonus, deferred compensation or retirement plan.  We do not have a compensation committee. All decisions regarding compensation are determined by our entire board of directors.

Stock Option and Stock Appreciation Rights

We do not currently have a stock option plan or stock appreciation rights plan.  No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2007.

Employment Agreements

We and our subsidiary, Shandong Lorain, have employment agreements with the following three executive officers:

Mr. Si Chen - our CEO’s employment agreement with Shandong Lorain became effective as of March 2, 2005.  Mr. Chen is an employee-at-will of Shandong Lorain.  Our CEO’s employment agreement with us became effective as of May 3, 2007.  Mr. Chen is an employee-at-will of ours.

Mr. Xiandong Zhou - our COO’s employment agreement with Shandong Lorain became effective as of July 2, 2002.  Mr. Zhou is an employee-at-will of Shandong Lorain.  Our COO’s employment agreement with us became effective as of May 3, 2007.  Mr. Zhou is an employee-at-will of ours.

Mr. Jing Thomas Wu - our CFO’s employment agreement with Shandong Lorain became effective as of November 20, 2007.  Mr. Wu is an employee-at-will of Shandong Lorain.  Our CFO’s employment agreement with us became effective as of November 20, 2007.  Mr. Wu is an employee-at-will of ours.

Each of the employment agreements provide that the executives will be provided cash compensation.  Pursuant to the existing employment agreements, we should pay about RMB 1,210,000 to our executive officers.  The cash payable to Mr. Chen amounts to RMB 450,000 per year, the cash payable to Mr. Zhou amounts to RMB 400,000 per year and the amount payable to Mr. Wu is RMB 360,000 per year. The employment agreements include standard non-competition and confidentiality covenants, and the agreements with Shandong Lorain provide that ten thousand RMB (approximately $1250) will be paid to the non-breaching party if there is a breach of contract.  The employment agreements do not provide any change in control or severance benefits to the executives, and we do not have any separate change-in-control agreements with any of our executive officers.

Director Compensation

No cash compensation or other compensation was paid to our current director for services as a director during the fiscal year ended December 31, 2007 and we have no standard arrangement pursuant to which any director is compensated for services as a director.

Indemnification of Directors and Executive Officers and Limitation of Liability

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties.  This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Exchange Act may be permitted to our directors, officers and controlling persons pursuant to provisions of the Certificate of Incorporation and Bylaws, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable.  In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Exchange Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted.  We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2008 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of American Lorain Corporation, Beihuan Road, Junan County, Shandong, China 276600.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Mr. Si Chen	Sole Director and Chief Executive Officer	Common Stock $0.001 par value	14,677,084	58.89%
Mr. Xiandong Zhou	President and Chief Operating Officer	Common Stock $0.001 par value	0	0%
Mr. Jing Thomas Wu	Chief Financial Officer	Common Stock $0.001 par value	0	0%
All officers and directors as a group (3 persons named above)		Common Stock $0.001 par value	14,677,084	58.89%
5% Securities Holder
Mr. Hisashi Akazawa[3]		Common Stock $0.001 par value	16,307,872	65.43%
Halter Financial Investments, L.P.[4]		Common Stock $0.001 par value	626,397	2.51%
Halter Financial Group, L.P.[4]		Common Stock $0.001 par value	678,596	2.72%
Mr. Si Chen[3]		Common Stock $0.001 par value	14,677,084	58.89%
Total Shares Owned by Persons Named above
		Common Stock $0.001 par value	17,612,865	70.67%

* Less than 1%

1Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

2A total of 24,923,185 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1).  The 24,923, 185 shares of common stock do not include 1,887,395 shares issuable upon the exercise of certain warrants held by selling stockholders.  For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

3Mr. Akazawa owns a total of 16,307,872 shares of our common stock and Mr. Chen owns a total of 0 shares of our common stock.  Mr. Akazawa has granted our sole director and Chief Executive Officer, Mr. Chen, the right to purchase a total of 14,677,085 shares of our common stock in accordance with the terms of an option agreement between Mr. Akazawa and Mr. Chen.

4 Halter Financial Investments, L.P. owns 626,397 shares of our common stock and its affiliate Halter Financial Group, L.P. owns 678,596 shares of our common stock.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

On May 3, 2007, we consummated the transactions contemplated by a share exchange agreement with the owners of the issued and outstanding capital stock of Lorain Holding.  Pursuant to the share exchange agreement, we acquired 100% of the outstanding capital stock of Lorain Holding in exchange for 697,663 shares of our Series B Voting Convertible Preferred Stock, which were converted into 16,307,872 shares of our common stock on July 17, 2007 when an amendment to our certificate of incorporation increasing the total authorized shares became effective.  As a result of this transaction, Mr. Akazawa, a Japanese citizen, became the beneficial owner of approximately 65.43% of our outstanding capital stock.

On May 3, 2007 we entered into a cancellation and escrow agreement with Halter Financial Investments, L.P. (“HFI”), Halter Financial Group, L.P. (“HFG”) and Securities Transfer Corporation, whereby HFI and HFG agreed to deposit into escrow 229,227 shares of our common stock that they held upon conversion of their Series A Voting Convertible Preferred Stock into common stock (taking into account the contemplated 1-for-32.84 reverse stock split and the conversion of Series B Voting Convertible Preferred Stock into common stock) and agreed that if we report, on a consolidated basis, in our Annual Report filed with the U.S. Securities and Exchange Commission, net income of $12.5 million for fiscal 2008, HFI and HFG will transfer to us for cancellation such shares in order to reduce the ownership of a certain group of stockholders.  If this performance threshold is not met, the shares will be returned to HFI and HFG.  Our former director Timothy P. Halter is the Chairman of both HFI and HFG.

On April 10, 2007, we completed the sale of an aggregate of 100,000 restricted shares of our Series A Preferred Stock to HFI for a cash purchase price of $455,000 pursuant to a Stock Purchase Agreement entered into between us and HFI dated as of April 5, 2007.  The Series A Preferred Stock was entitled to 428.56 votes per share and represented approximately 90% of the capital stock and voting control of the Company as of the date of such acquisition.  The transaction resulted in a change in control of the Company.  HFI used its own funds to acquire the Series A Preferred Stock which is convertible into Common Stock at the option of the holder at any time on or after the earliest to occur of: (a) September 30, 2007; (b) the date on which we complete a business combination with a corporation or business entity with current business operations; or (c) the date such conversion is approved by our board of directors. The Preferred Stock is also convertible at our option upon five days advance notice to the holder.

On February 17, 2006, the board of directors approved the issuance of 150,000 shares of common stock each to Dimitri Cocorinis and Terry Cononelos, American Lorain’s former officers, or a total of 300,000 shares of common stock.  The issuance of this stock was authorized in consideration of services rendered by Messrs. Cocorinis and Cononelos to American Lorain.  The transaction was valued at $3,000 ($0.01 per share).

On February 14, 2007 our subsidiary Shandong Lorain entered into a financial advisory agreement with HFG International, Limited, a Hong Kong corporation, whereby HFG agreed to provide certain financial advisory and consulting services in implementing a restructuring plan, advising us on matters related to a capital raising transaction and facilitating Lorain Holding’s going public transaction.  In consideration for these services, HFG International, Limited was paid a fee of $450,000 upon the closing of the going public transaction.  Our former director Timothy P. Halter is the principal stockholder and the chief executive officer of HFG International, Limited.

On or about February 1, 2006, C&C Investment Partnership, a partnership owned by Messrs. Cocorinis and Cononelos, loaned American Lorain $20,000 to cover business operations and outstanding payables.  The loan is repayable, with interest at 7% per annum, on or before August 1, 2006 or the date on which the Company enters into a merger, reorganization or acquisition transaction, whichever occurs first.  The former board of directors of the Company consisted of Messrs. Cocorinis and Cononelos, so this transaction cannot be considered the result of arms’ length negotiations.  On August 11, 2006, C&C Investment Partnership agreed to extend the due date of this note for an additional 120 days.  Pursuant to a Settlement and Stock Issuance Agreement dated on or about April 5, 2007, C&C Investment Partnership agreed to accept 2,500,000 shares of restricted common stock in the Company in payment and satisfaction of all amounts owed to C&C Investment Partnership by the Company.

Director Independence Standards

The Company's Board of Directors has determined that no member of the Board of Directors qualifies as an "independent director" in accordance with the listing requirements of NASDAQ.

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

SAMUEL H. WONG & CO., LLP, Certified Public Accountants, was the Company’s independent registered public accounting firm engaged to examine the Company’s consolidated financial statements for the fiscal year ended December 31, 2007 and 2006. SAMUEL H. WONG & CO., LLP was the Company’s independent registered public accounting firm engaged to examine our financial statements for the fiscal years ended January 31, 2005, 2004 and 2003.

Fees for the fiscal years ended December 31, 2007 and 2006

Audit Fees.  SAMUEL H. WONG & CO., LLP, Certified Public Accountants, was paid aggregate fees of approximately $80,000 and $30,000 for the fiscal year ended December 31, 2007, for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q for the periods ended March 31, June 30, as well as September 30, 2007.

Audit Related Fees.  SAMUEL H. WONG & CO., LLP, Certified Public Accountants, was paid $0 for reviewing the financial statement in Form S-1 filed on February 20, 2008.   SAMUEL H. WONG & CO., LLP was not paid additional fees for the fiscal year ended December 31, 2007 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees.  SAMUEL H. WONG & CO., LLP, Certified Public Accountants, was not paid any fees for the fiscal year ended December 31, 2007 for professional services rendered for tax compliance, tax advice and tax planning.  This service was not provided.

All Other Fees. SAMUEL H. WONG & CO., LLP, Certified Public Accountants, was paid no other fees for professional services during the fiscal year ended December 31, 2007.

Board of Directors Pre-Approval Policies and Procedures

Since the establishment of Audit Committee in May 2007, our Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

PART IV

Item 15.

Exhibits And Financial Statement Of Schedules

Exhibit No.	Description

2.1

Share Exchange Agreement, dated May 3, among the registrant, International Lorain Holding, Inc. and its stockholders. Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

3.1

Restated Certificate of Incorporation of the registrant as filed with the Secretary of State of Delaware. Incorporated by reference to Exhibit 3.1 to the registrant’s current on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

3.2

Bylaws of the registrant, adopted on March 31, 2000.  Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10SB12G filed October 19, 2001, in commission file 0-31619.

4.1

Certificate of Designation of Series A Voting Convertible Preferred Stock of the registrant as filed with the Secretary of State of Delaware on April 9, 2007.  Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

4.2

Certificate of Designation of Series B Voting Convertible Preferred Stock of registrant as filed with the Secretary of State of Delaware on April 30, 2007.  Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

4.3

Option Agreement, dated May 3, 2007, between Mr. Hisashi Akazawa and Mr. Si Chen. Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

4.4	Form of Registration Rights Agreement, dated May 3, 2007. Incorporated by reference to Exhibit to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
4.5

Form of Common Stock Purchase Warrants issued to investors, dated May 3, 2007. Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

4.6

Form of Common Stock Purchase Warrants issued to Sterne Agee & Leach, Inc. and its designee, dated May 3, 2007. Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.1

Form of the Securities Purchase Agreement, dated May 3, 2007, by and among the registrant and the investors named therein, and joined by Mr. Akazawa and Mr. Chen as to certain sections.  Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.2

Make Good Escrow Agreement, dated May 3, 2007, by and among the registrant, Sterne Agee & Leach, Inc., Mr. Hisashi Akazawa, Mr. Si Chen and Securities Transfer Corporation.  Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

Exhibit No.	Description

10.3

Closing Escrow Agreement, dated May 3, 2007, by and among the registrant, Sterne Agee & Leach, Inc. and Thelen Reid Brown Raysman & Steiner LLP.  Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.4

Cancellation and Escrow Agreement, dated May 3, 2007, by and among the registrant, Halter Financial Investments, L.P., Halter Financial Group, L.P. and Security Transfer Corporation. Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.5

Employment Agreement, dated March 2, 2005, by and between Shandong Green Foodstuff CO., LTD and Si Chen.  Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.6

Employment Agreement, dated July 2, 2002, by and between Shandong Green Foodstuff CO., LTD and Xiandong Zhou.  Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.7

Employment Agreement, dated December 7 2004, by and between Shandong Green Foodstuff CO., LTD and Huanxiang Sheng.  Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.8

Employment Agreement, dated November 20, 2007, by and between Shandong Green Foodstuff CO., LTD and Jing Thomas Wu.  Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 21, 2007 in commission file number 0-31619.

10.9

Cooperation Agreement, dated May 18, 2006, by and between Beijing  Green Foodstuff Co., Ltd. and the Chestnut Cooperation of Zhenzhai Village, Gaoling town, Miyun County. Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.10

Equity Transfer Agreement, dated August 15, 2006, by and between International Lorain Co., Ltd and International Lorain Holding, Inc. Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.11

Credit Facility Agreement, dated September 28, 2006, by and between Beijing Green Foodstuff Co., Ltd. and the Shilibao Branch of Beijing Rural Commercial Bank Co., Ltd.  Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.12

Sales contract, dated May 13, 2006, by and between Shandong Green Foodstuff Co., Ltd. and the Shandong Lu An Import & Export Co., Ltd.  Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

Exhibit No.	Description

10.13

Sales contract, dated September 5, 2006, by and between Shandong Green Foodstuff Co., Ltd. and the Shinsei Foods Co., Ltd.  Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.14

Sales Contract, dated September 10, 2006, by and between Junan Hongrun Foodstuff Co., Ltd. and the Shinsei Foods Co., Ltd.  Incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.15

Financial Advisory Agreement, dated February 14, 2007, by and between HFG International, Limited and Shandong Green Foodstuff Co., Ltd.  Incorporated by reference to Exhibit 10.14 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.16

Consulting Agreement, dated March 8, 2007, by and between Heritage Management Consultants, Inc. and International Lorain Holding, Inc.  Incorporated by reference to Exhibit 10.15 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

14

Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

15	Acknowledgement letter of Samuel H. Wong & Co., LLP, an independent registered public accounting firm.
21	List of subsidiaries of the registrant. Incorporated by reference to Exhibit 21 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LORAIN CORPORATION

April 15, 2008	By:/s/ Si Chen
(Date Signed)	Si Chen, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Si Chen	President , Director and Chief Executive Officer (Principal Executive Officer)	April 15, 2008
Si Chen

/s/ Jing Thomas Wu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2008
Jing Thomas Wu

AMERICAN LORAIN CORPORATION

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	F1

CONSOLIDATED BALANCE SHEETS	F2– F3

CONSOLIDATED STATEMENTS OF INCOME	F4

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY	F5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F6

NOTES TO FINANCIAL STATEMENTS	F7–F24

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:

The Board of Directors and Stockholders of
American Lorain Corporation

We have audited the accompanying consolidated balance sheets of American Lorain Corporation as of December 31, 2007, 2006, and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Lorain Corporation as of December 31, 2007, 2006, and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

South San Francisco, California
February 26, 2008

Samuel H. Wong & Co., LLP
Certified Public Accountants

AMERICAN LORAIN CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

	Note	2007	2006	2005
ASSETS
Current assets
Cash and Cash equivalents		$6,769,973	$2,290,676	$7,429,038
Restricted Cash	3	2,021,839	2,549,321	2,838,067
Short-term Investment		7,246	26,620	16,476
Trade accounts receivable	4	32,859,688	11,805,231	7,992,923
Other receivables	5	7,552,976	4,683,630	6,336,056
Inventory	6	17,903,344	12,294,354	15,451,754
Advance to Suppliers		5,357,951	2,406,160	2,807,961
Prepaid Expenses and Taxes		916,774	38,375	-

Total current assets		$73,389,790	$36,094,367	$42,872,275

Property, plant and equipment, net	7	24,022,181	13,517,908	10,289,333
Land use rights, net	8	3,047,021	2,777,475	1,331,751

TOTAL ASSETS		$100,458,992	$52,389,750	$54,493,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$24,077,504	$23,137,648	$22,675,029
Notes payable	10	2,734,444	3,466,581	3,765,452
Accounts payable		6,251,833	2,327,620	3,275,965
Income tax payable		1,121,528	402,216	305,021
Current maturities of long term debts	12	-	5,117	-
Accrued liabilities and other payables	11	16,784,108	2,570,263	2,765,249
Customers deposits		957,642	843,091	489,675

Total current liabilities		$51,927,058	$32,752,536	$33,276,391

Long-term bank loans	12	102,542	105,560	-

TOTAL LIABILITIES		$52,029,600	$32,858,096	$33,276,391

The accompanying notes are an integral part of these financial statements.

AMERICAN LORAIN CORPORATION

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

	Note	2007	2006	2005

Minority interests	13	$3,887,021	$2,922,355	$2,500,186

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 200,000,000 shares authorized; 24,923,178 and 17,932,777 shares issued and outstanding as of December 31, 2007, 2006, and 2005	14	24,923	17,933	17,933
Additional paid-in-capital		24,187,268	6,846,620	11,820,441
Statutory reserves		4,497,647	4,439,604	2,787,212
Retained earnings		13,985,824	4,298,947	3,593,433
Accumulated other comprehensive
Income		1,846,708	1,006,195	497,763

		$44,542,370	$16,609,299	$18,716,782

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$100,458,992	$52,389,750	$54,493,359

The accompanying notes are an integral part of these financial statements.

AMERICAN LORAIN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

	Note	2007	2006	2005

Net revenues		$82,094,963	$49,560,957	$30,195,144
Cost of revenues		(61,932,474)	(37,533,260)	(22,250,332)

Gross profit		$20,162,490	$12,027,697	$7,944,812

Operating expenses
Selling and marketing expenses		(2,623,138)	(1,440,941)	(1,089,423)
General and administrative expenses		(2,864,813)	(1,932,729)	(1,197,962)

Operating Income		$14,674,539	$8,654,027	$5,657,427

Investment income		4,769	-	-
Government subsidy income		1,373,280	481,403	319,530
Interest income		209,010	165,648	122,077
Other income		155,467	-	-
Other expenses		(1,445,780)	(133,635)	(18,344)
Interest Expense		(2,376,088)	(1,834,246)	(1,518,518)

Earnings before tax		$12,595,196	$7,333,197	$4,562,172
Income tax	15	(2,134,916)	(1,064,379)	(324,580)

Income before minority interests		$10,460,279	$6,268,818	$4,237,592
Minority interests		(715,359)	(340,328)	(22,915)
Net income		9,744,920	5,928,490	4,214,677

Net income per share, basic and
diluted		$0.3910	$0.3306	$0.2350

Weighted average shares
outstanding of common stock		24,923,178	17,932,777	17,932,777

The accompanying notes are an integral part of these financial statements.

AMERICAN LORAIN CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005 (Stated in US Dollars)

						Accumulated
	Number		Additional			Other
	of	Common	Paid-in	Statutory	Retained	Comprehensive
	Shares	Stock	Capital	Reserves	Earnings	Income	Total
Balance, January 1, 2005	17,932,777	17,933	2,938,639	2,416,659	8,874,915	55,942	14,304,088
Net Income		-			4,214,677		4,214,677
Increase in APIC from the increase in registered capital in the PRC, net of minority interest		-	8,881,802				8,881,802
Appropriations to Statutory Reserves		-		370,553	(370,553)		0
Dividends		-			(9,125,607)		(8,683,786)
Foreign Currency Translation Adjustment		-				441,821	-
Balance, December 31, 2005	17,932,777	17,933	11,820,441	2,787,212	3,593,433	497,763	18,716,781

Balance, January 1, 2006	17,932,777	17,933	11,820,441	2,787,212	3,593,433	497,763	18,716,781
Net Income		-			5,928,490		5,928,490
Consolidation elimination of investments in subsidiaries against APIC		-	(4,973,821)				(4,973,821)
Appropriations to Statutory Reserves		-		1,652,393	(1,652,393)		-
Dividends		-			(3,570,583)		(3,570,583)
Foreign Currency Translation Adjustment		-				508,432	508,431
Balance, December 31, 2006	17,932,777	$ 17,933	$ 6,846,620	$ 4,439,604	$ 4,298,947	$ 1,006,195	$ 16,609,299

Balance, January 1, 2007	17,932,777	$ 17,933	$ 6,846,620	$ 4,439,604	$ 4,298,947	$ 1,006,195	$ 16,609,299
Issuance of Common Stock for Cash	6,990,401	6,990	17,340,648				17,347,638
Net Income					9,744,920		9,744,920
Appropriations to Statutory Reserves				58,043	(58,043)		-
Foreign Currency Translation Adjustment						840,513	840,513
Balance, December 31, 2007	24,923,178	24,923	24,187,268	4,497,647	13,985,824	1,846,708	44,542,370

	Comprehensive	Comprehensive	Comprehensive
	Income	Income	Income
	2007	2006	2005	Totals
Net Income	9,744,920	5,928,490	4,214,677	19,888,087
Foreign Currency Translation Adjustment	840,513	508,431	441,821	1,790,765
	10,585,433	6,436,921	4,656,498	21,678,852

The accompanying notes are an integral part of this financial statements.

AMERICAN LORAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

	2007	2006	2005
Cash flows from operating activities
Net income	$9,744,920	$5,928,490	$4,214,677
Minority interest	964,666	340,328	22,914
Fire Loss	1,392,379	-	-
Depreciation	802,927	579,736	515,495
Amortization	17,798	48,038	33,468
(Increase)/decrease in accounts & other receivables	(23,809,252)	(1,840,469)	(13,270,141)
(Increase)/decrease in inventories	(8,560,781)	3,587,757	(786,131)
Increase/(decrease) in accounts and other payables	15,862,094	(673,977)	8,829,105

Net cash (used in)/provided by operating
activities	$(3,585,249)	$7,969,903	$(440,613)

Cash flows from investing activities
Purchase of plant and equipment	(7,657,346)	(3,421,639)	(1,791,731)
Purchase of biological assets	(2,784,136)	-	-
Increase of construction in progress	(2,258,097)	-	-
(Increase)/decrease in restricted cash	527,482	373,788	(1,210,599)
Payment of land use rights	(287,344)	(1,421,291)	(6,492)
Investments in securities	19,374	(7,857,172)	(6,461)

Net cash used in investing activities	$(12,440,067)	$(12,326,314)	$(3,015,283)

Cash flows from financing activities
Issue of common stock	17,347,638	2,855,765	11,501,969
Dividend paid	-	(3,575,032)	(9,125,596)
Bank borrowings	25,645,795	24,744,115	22,460,266
Bank repayment	(23,329,333)	(24,946,473)	(18,903,904)

Net cash provided by/(used in) financing
Activities	$19,664,100	$(921,625)	$5,932,735
Net in cash and cash equivalents
(used)/sourced	3,638,784	(5,278,036)	2,476,839

Effect of foreign currency translation on cash
and cash equivalents	840,513	139,674	200,061

Cash and cash equivalents–beginning of year	2,290,676	7,429,038	4,752,138

Cash and cash equivalents–end of year	$6,769,973	$2,290,676	$7,429,038

Supplementary cash flow information:
Interest received	$209,010	$165,648	$122,077
Interest paid	2,293,442	1,791,272	1,559,400
Taxes Paid	740,943	-	-

The accompanying notes are an integral part of these financial statements.

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2007, 2006 AND 2005
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

The share exchange transaction is referred to hereafter as the “reverse-merger transaction.”  The share exchange transaction has been accounted for as a recapitalization of ALC where the Company (the legal acquirer) is considered the accounting acquiree and ILH (the acquiree) is considered the accounting acquirer.  As a result of this transaction, the Company is deemed to be a continuation of the business of ILH.

Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer, ILH.  The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.  See also Note 14 Capitalization.

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

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

As of December 31, 2006, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
Shandong Green Foodstuff Co., Ltd	PRC	80.2	$12,901,823	(RMB 100,860,000)
Luotian Green Foodstuff Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000)
Junan Hongrun Foodstuff Co., Ltd	PRC	100	$2,430,445	(RMB 19,000,000)
Beijing Green Foodstuff Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000)

(c)

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates

(d)

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

(e)

Lease prepayments

Lease prepayments represent the cost of land use rights in the PRC.  Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years.

(f)

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

(g)

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

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the reporting years, there was no impairment loss.

(h)

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

(i)

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

(j)

Inventories

Inventories consisting of finished goods and raw materials are stated at the lower of cost or market value.  Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(k)

Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  Bad debts are written off as incurred.

(l)

Customer deposits

Customer deposits were received from customers in connection with orders of products to be delivered in future periods.

(m)

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(n)

Advertising

All advertising costs are expensed as incurred.

(o)

Shipping and handling

All shipping and handling are expensed as incurred.

(p)

Research and development

All research and development costs are expensed as incurred.

(q)

Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the pro forma consolidated statement of income as incurred.

(r)

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

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(s)

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

(t)

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

	2007	2006	2005
Year end RMB : US$ exchange rate	7.3141	7.81750	8.07340
Average yearly RMB : US$ exchange rate	7.6172	7.98189	8.20329

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(u)

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

(v)

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the years.  During the years ended 2007, 2006, and 2006, no dilutive potential ordinary shares were issued.

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The Company computes earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

(w)

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(x)

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

(y)

Recent accounting pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal years.

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115” (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (‘‘SFAS 141(R)’’). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements − an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interests), and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners as components of equity. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

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

4.

TRADE ACCOUNTS RECEIVABLE

	2007	2006	2005
Trade accounts receivable	$33,031,997	$12,032,112	$8,057,885
Less: Allowance for doubtful accounts	(172,309)	(226,881)	(64,962)
	$32,859,688	$11,805,231	$7,992,923

Allowance for Bad Debt:	2007	2006	2005
Beginning Balance	$226,881	$64,962	$27,349
Additions to Allowance	-	161,919	37,613
Less: bad debt written off	(54,572)	-	-
	$172,309	$226,881	$64,962

The Company offers credit terms of between 90 to 180 days to most of their international distributors and between 30 to 90 days for most of their domestic distributors.

5.

OTHER RECEIVABLES

Other receivables at December 31st consisted of the following: -

	2007	2006	2005
Advances to suppliers	$2,858,351	$175,203	$2,909,092
Advances to Employees for job/travel disbursements	3,027,007	2,780,025	-
Amount due by a non-related enterprise	1,063,932	1,083,467	-
Other non-related receivables	451,183	644,935	-
Business taxes prepayment	21,876	-	29,866
Purchase disbursement advances	-	-	3,388,579
Sundry deposits	130,627	-	8,519
	$7,552,976	$4,683,630	$6,336,056

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

6.

INVENTORIES

Inventories consisted of the following as December 31:

	2007	2006	2005
Raw materials	$5,278,484	$7,785,927	$5,584,556
Work in Process	4,828,790	-	-
Finished goods	7,796,070	4,508,427	9,867,198
	$17,903,344	$12,294,354	$15,451,754

7.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31, consisted of the following:

	2007	2006	2005
At cost:
Buildings	$15,547,205	$8,967,534	$7,204,365
Landscaping, plant, and tree	2,784,136	1,005,878	216,513
Machinery and equipment	5,732,776	4,362,645	3,939,192
Office equipment	28,520	213,527	70,883
Motor vehicles	658,547	320,932	380,767
	$24,751,184	$14,870,516	$11,811,720

Less: accumulated depreciation
Buildings	(698,732)	(508,358)	(322,632)
Machinery and equipment	(1,954,257)	(1,435,020)	(1,033,940)
Office equipment	(15,643)	(116,625)	(18,936)
Motor vehicles	(318,468)	(124,170)	(146,879)
	(2,987,100)	(2,184,173)	(1,522,387)

Construction in Progress	2,258,097	831,565	-
	$24,022,181	$13,517,908	$10,289,333

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories and staff dormitories. Capital commitments for the construction are immaterial for the three years above.

Landscaping, plant and tree is chestnut trees investment in the development of agricultural operations, which have not been the significant source of the raw materials needed for the Company’s operations to date.

8.

LAND USE RIGHTS, NET

Land use rights at June 30, 2007 and December 31st consisted of the following: -

	2007	2006	2005
Land use rights, at cost	$3,173,931	$2,886,587	$1,388,065
Less: Accumulated amortization	(126,910)	(109,112)	(56,314)
	$3,047,021	$2,777,475	$1,331,751

Land use rights represent the prepaid land use right. The PRC government owns the land on which the Company’s corporate campus is being constructed.

9.

SHORT-TERM DEBTS

Short-term debts are as follows: -

	2007	2006	2005
Loans from Junan County Construction Bank,
• Interest rate at 6.264% per annum due 8/31/2007	$410.167	$-	$-
• Interest rate at 6.264% per annum due 9/7/2007	343,173	-	-
• Interest rate at 7.776% per annum due 12/18/2007	261,139	-	-
• Interest rate at 7.776% per annum due 12/18/2007	355,478	-	-
• Interest rate at 8.541% per annum due 3/5/2008	355,478	-	-
• Interest rate at 8.892% per annum due 7/23/2008	328,133	-	-
• Interest rate at 6.314% per annum due 9/17/2008	256,696	-	-
• Interest rate at 6.264% per annum	-	3,652,576	-
Due between 1/10/2007 and 9/7/2007
• Interest rate at 6.264% per annum	-	-	7,053,765
Due between 1/16/2006 and 4/22/2006

Loan from Junan County Agriculture Bank,
• Interest rate at 10.251% per annum due 1/11/2008	231,061	-	-
• Interest rate at 10.557% per annum due 1/11/2008	345,907	-	-
• Interest rate at 11.016% per annum due 2/21/2008	191,411	-	-
• Interest rate at 11.169% per annum due 6/7/2008	123,050	-	-
• Interest rate at 11.169% per annum due 6/7/2008	41,017	-	-
• Interest rate at 11.169% per annum due 6/29/2008	347,274	-	-
• Interest rate at 11.169% per annum due 6/29/2008	109,378	-	-
• Interest rate at 11.169% per annum due 7/3/2008	505,872	-	-

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

	2007	2006	2005

• Interest rate at % per annum due 7/18/2008	273,444	-	-
• Interest rate at 11.628% per annum due 7/25/2008	191,411	-	-
• Interest rate at 11.628% per annum due 8/1/2008	82,033	-	-
• Interest rate at 12.393% per annum due 10/30/2008	410,167	-	-
• Interest rate at 12.393% per annum due 11/11/2008	239,264	-	-
• Interest rate at 12.393% per annum due 11/14/2008	205,083	-	-
• Interest rate at 12.393% per annum due 11/14/2008	199,614	-	-
• Interest rate at 12.393% per annum due 11/22/2008	410,167	-	-
• Interest rate at 12.393% per annum due 11/29/2008	287,117	-	-
• Interest rate at 12.393% per annum due 12/4/2008	410,167	-	-
• Interest rate at 12.393% per annum due 12/13/2008	410,167	-	-
• Interest rate at 7.65% to 10.404% per annum	-	6,269,636	-
Due between 1/10/2007 and 12/5/2007
• Interest rate at 7.65% to 10.404% per annum	-	-	6,160,848
Due between 1/3/2006 and 12/12/2006

Loan from Junan County Industrial and Commercial
Bank,
• Interest rate at 6.120% per annum due 1/11/2007	546,889	-	-
• Interest rate at 8.424% per annum due 3/7/2007	806,661	-	-
• Interest rate at 6.120% per annum due 11/10/2007	136,722	-	-
• Interest rate at 8.073% per annum due 12/7/2007	1,278,353	-	-
• Interest rate at 7.956% per annum due 1/18/2008	478,528	-	-
• Interest rate at 7.956% per annum due 1/18/2008	546,889	-	-
• Interest rate at % per annum due 2/8/2008	604,299	-	-
• Interest rate at 6.570% per annum due 2/8/2008	546,889	-	-
• Interest rate at 7.956% per annum due 3/5//2008	1,367,222	-	-
• Interest rate at 8.892% per annum due 3/7/2008	410,167	-	-
• Interest rate at % per annum due 6/30/2008	706,766	-	-
• Interest rate at 7.290% per annum due 6/30/2008	232,428	-	-
• Interest rate at 3.5% to 6.12% per annum	-	4,699,925	-
Due between 1/11/2007 and 12/10/2007
• Interest rate at 3.5% to 6.12% per annum	-	-	3,987,565
Due between 2/23/2006 and 12/19/2006

Loan from Junan County Merchants Bank,	1,367,222	-	-
• Interest rate at 6.210% per annum due 3/13/2008

Loan from Junan County Agricultural Financial
Institution,
• Interest rate at 9.750% per annum due 5/20/2008	25,977	-	-
• Interest rate at 12.420% per annum due 6/20/2008	68,361	-	-
• Interest rate at % per annum due 10/1/2008	2,597,722	-	-

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

	2007	2006	2005

• Interest rate at 9.765% per annum	-	181,644	-
Due between 1/13/2007 and 5/22/2007
• Interest rate at 9.765% per annum	-	-	505,923
Due between 1/13/2007 and 5/22/2007

Loan from Linyi Commercial Bank,
• Interest rate at 10.71% per annum due 2/6/2008	615,250	-	-
• Interest rate at 10.71% per annum due 2/9/2008	497,221	-	-
• Interest rate at % per annum due	136,722	-	-
• Interest rate at 9.765% to 10.4715% per annum	-	1,688,520	-
Due between 1/9/2007 and 11/29/2007
• Interest rate at 9.765% to 10.4715% per annum	-	-	1,374,885
Due between 1/9/2006 and 4/21/2006

Loan from Junan Agricultural Development Bank,
• Interest rate at 7.290% per annum due 9/26/2008	1,367,222	-	-
• Interest rates at 5.3625% to 6.435% per annum	-	1,279,182	-
Due between 7/19/2007 and 9/4/2007

Loan from Beijing Miyun County Shilipu Rural
Financial Institution,
• Interest rates at 7.56% to 9.18% per annum	-	2,539,174	-
Due between 3/30/2007 and 5/27/2007
• Interest rates at 7.56% to 9.18% per annum	-	-	2,477,271
Due between 3/30/2006 and 5/30/2006

Loan from China Agricultural Bank, Miyun
• Interest rate at 7.02% per annum due 7/18/2007	-	575,632	-

Loan from China Agricultural Bank, Luotian
Branch
• Interest rate at 7.722% per annum due 8/30/2008	1,039,089	-	-
• Interest rates at 7.605% to 7.95% per	-	972,178	-
Due 6/30/2007 and 9/5/2007
• Interest rates at 7.605% to 7.95% per	-	-	1,114,772
Due 9/5/2006

Bank of China, Junan Branch,
• Interest rate at 7.500% per annum due 5/19/2009	9,815	-	-

International Trust Co., Ltd.,
• Interest rate at 7.839% per annum due 5/19/2009	1,367,222	-	-

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

	2007	2006	2005

International Trust and Investment Co., Ltd.
• Interest rate at 0.67% per annum due 6/13/2008		1,279,181
	$24,077,504	$23,137,648	$22,675,029

The loans, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital.

All overdue loans were extended by its financial institution.

10.

NOTES PAYABLE

Notes payable at December 31st consisted of the following: -

	2007	2006	2005

Notes to Industrial and Commercial Bank,
• Bank commission charge at 3.99% due December 20, 2007	$546,889	$-	$-
• Bank commission charge at 3.99% due December 12, 2007	1,093,778	-	-
• Bank commission charge at 3.99% due December 18, 2007	1,093,778	-	-
• Bank commission charge at 3.744% due June 1, 2007	-	3,274,704	-

Notes to Linyi Commercial Bank,
• Bank commission charge at 2.85%, due May 20, 2007	-	191,877	-

Notes to Junan County Agriculture Bank,
• Bank commission charge at 0.05%, due 3/29/2006	-	-	1,238,636
• Bank commission charge at 0.05%, due between 3/22/06 and 3/30/06	-	-	1,238,635
• Bank commission charge at 0.05%, due between 4/30/06 and 5/26/05	-	-	990,908

Loan from Junan County Agricultural Financial Institution,
• Bank charge commission charge at 0.05%, due 11/25/06	-	-	297,273
	$2,734,444	$3,466,581	$3,765,452

All overdue notes were extended by its financial institution.

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

11.

ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables at December 31st consisted of the following: -

	2007	2006	2005

Accrued salaries and wages	$302,356	$346,738	$117,082
Accrued utility expenses	515,092	114,857	218,103
Accrued interest expenses	-	11,178	304,232
Accrued transportation expenses	371,839	100,089	6,504
Other accruals	2,848,985	90,000	61,278
Business and other taxes	-	734,492	402,451
Purchases disbursements payables	12,359,109	1,100,559	1,603,273
Interest Payable	180,696	-	23,455
Accrued staff welfare	206,031	72,350	28,871

	$16,784,108	$2,570,263	$2,765,249

12.

LONG-TERM DEBTS

Long-term debts are as follow: -
	2007	2006	2005
Loan from Bank of China, Junan Branch,
• Interest rates at 0.67% per annum due 5/19/2009	-	14,738	-

Loan from Agricultural Development Luotian Government,
• Interest rates at 0.67% per annum due 12/11/2010	102,542	95,939	-
			-
Less: Current maturities of long-term debts	-	(5,117)	-

	102,542	105,560	-

Interest expenses for the loans were $2,293,442 for the year December 31, 2007.

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

13.

MINORITY INTERESTS

This represents the 19.8% equity of Shangdong Lorain held by a state-owned interest, Shandong Economic Development Investment Corporation.

14.

CAPITALIZATION

As a result of the reverse-merger on May 3, 2007 involving an exchange of shares, the total number of 24,923,178 shares of the Company’s common stock issued and outstanding at December 31, 2007 as depicted in the following table:

Name of Shareholder	Number of Share	Common Stock Capital	Additional Paid-in Capital

Shareholders of International Lorain Holding
Inc. (697,663 Series B preferred shares
converted to common shares at one for 23.375
Split	16,307,872	$16,308	-

Halter Financial Investments LP and other
(100,000 Series A preferred shares converted
to common shares:
100,000 x 428.56 = 42,856,000 / 32.84)
Reversed-split	1,304,992	1,305	-

Original Shareholders of Millenium Quest Inc.
(Shell) 10,508,643 shares / 32.84
reverse-split adjusted for round-down	319,913	320	-

Original additional paid-in capital from the
4 PRC subsidiaries	-	-	6,846,620

Issuance of common stock for cash	6,990,401	6,990	17,340,648

	24,923,178	24,923	24,187,268

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

15.

INCOME TAXES

All of the Group’s income before income taxes and related tax expenses are from PRC sources. In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, also in accordance with the relevant taxation laws in the PRC, some of the subsidiaries of the Group are eligible for tax exemption. In particular, from the time that a company has its first profitable tax year, the company is exempt from corporate income tax for its first two year and is then entitled to a 50% tax reduction for the succeeding three year. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 33% to income before income tax for the period from August 4, 2006 (date of incorporation) to December 31, 2007 for the following reasons: -

	2007	2006	2005

Income before tax	$12,595,196	$7,333,197	$4,562,172

Tax at the income tax rate	3,778,559	2,419,955	1,505,517
Effect of tax exemption granted	(1,643,643)	(1,355,576)	(1,180,937)
Income tax	$2,134,916	$1,064,379	$324,580
Per Share Effect of Tax Exemption
	2007	2006	2005

Effect of tax exemption granted	$1,643,643	$1,378,960	$1,180,937

Weighted-Average Shares Outstanding	24,923,178	17,932,777	17,932,777
Per share effect	$0.0659	$0.0769	$0.0659

Effective January 1, 2008, PRC government implements a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law of a standard 15% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

Based on the background of each constituent of our group, the income tax rates applicable to the four constituents for 2007, 2008 and 2009 are depicted in the following table.

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2007, 2006 AND 2005
(Stated in US Dollars)

Income Tax Rate	2007	2008	2009
Junan Hongran	15%	12.5%	25%
Luotian Lorain	0%	12.5%	12.5%
Beijing Lorain	0%	0%	12.5%
Shangdong Lorain	30%	25%	25%

16.

SALES BY PRODUCT TYPE

Sales by categories of product at December 31, as follow: -

Category	2007	2006	2005
Chestnut	$45,799,404	$29,725,421	$20,055,697
Meat	2,518,968	3,830,986	475,703
Vegetable	32,824,386	14,787,914	8,136,133
Others	952,205	1,216,636	1,527,611
Total	$82,094,963	$49,560,957	$30,195,144

Revenue by geography at December 31, as follow:

Country*	2007	2006	2005
Australia	$18,710	$-	$-
Belgium	2,040,636	1,682,906	1,042,364
Canada	14,112	366,581	965,566
China	48,566,474	23,423,978	14,831,818
France	284,101	-	-
Germany	44,527	246,030	-
Holland	586,379	-	-
Hong Kong	71,860	-	-
Japan	17,077,937	13,791,034	11,360,356
Kuwait	364,893	3,930,546	112,849
Malaysia	1,569,794	-	-
Mexico	-	1,425,203	282,621
Saudi Arabia	684,321	415,426	335,410
Singapore	2,442,038	246,388	86,779
South Korea	5,174,079	2,409,855	358,494
Taiwan	57,819	-	-
United Arab Emirates	239,565
United Kingdom	1,793,707	-	-
United States of America	1,064,011	-	-
Other	-	1,623,010	818,887
Total	$82,094,963	$49,560,957	$30,195,144

*The regions listed above are for direct sale only but not including the regions where our products would be re-sold by our customers.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Share Exchange Agreement, dated May 3, among the registrant, International Lorain Holding, Inc. and its stockholders. Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

3.1

Restated Certificate of Incorporation of the registrant as filed with the Secretary of State of Delaware. Incorporated by reference to Exhibit 3.1 to the registrant’s current on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

3.2

Bylaws of the registrant, adopted on March 31, 2000.  Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10SB12G filed October 19, 2001, in commission file 0-31619.

4.1

Certificate of Designation of Series A Voting Convertible Preferred Stock of the registrant as filed with the Secretary of State of Delaware on April 9, 2007.  Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

4.2

Certificate of Designation of Series B Voting Convertible Preferred Stock of registrant as filed with the Secretary of State of Delaware on April 30, 2007.  Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

4.3

Option Agreement, dated May 3, 2007, between Mr. Hisashi Akazawa and Mr. Si Chen. Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

4.4	Form of Registration Rights Agreement, dated May 3, 2007. Incorporated by reference to Exhibit to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
4.5

Form of Common Stock Purchase Warrants issued to investors, dated May 3, 2007. Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

4.6

Form of Common Stock Purchase Warrants issued to Sterne Agee & Leach, Inc. and its designee, dated May 3, 2007. Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.1

Form of the Securities Purchase Agreement, dated May 3, 2007, by and among the registrant and the investors named therein, and joined by Mr. Akazawa and Mr. Chen as to certain sections.  Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.2

Make Good Escrow Agreement, dated May 3, 2007, by and among the registrant, Sterne Agee & Leach, Inc., Mr. Hisashi Akazawa, Mr. Si Chen and Securities Transfer Corporation.  Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

Exhibit No.	Description

10.3

Closing Escrow Agreement, dated May 3, 2007, by and among the registrant, Sterne Agee & Leach, Inc. and Thelen Reid Brown Raysman & Steiner LLP.  Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.4

Cancellation and Escrow Agreement, dated May 3, 2007, by and among the registrant, Halter Financial Investments, L.P., Halter Financial Group, L.P. and Security Transfer Corporation. Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.5

Employment Agreement, dated March 2, 2005, by and between Shandong Green Foodstuff CO., LTD and Si Chen.  Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.6

Employment Agreement, dated July 2, 2002, by and between Shandong Green Foodstuff CO., LTD and Xiandong Zhou.  Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.7

Employment Agreement, dated December 7 2004, by and between Shandong Green Foodstuff CO., LTD and Huanxiang Sheng.  Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.8

Employment Agreement, dated November 20, 2007, by and between Shandong Green Foodstuff CO., LTD and Jing Thomas Wu.  Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 21, 2007 in commission file number 0-31619.

10.9

Cooperation Agreement, dated May 18, 2006, by and between Beijing Green Foodstuff Co., Ltd. and the Chestnut Cooperation of Zhenzhai Village, Gaoling town, Miyun County. Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.10

Equity Transfer Agreement, dated August 15, 2006, by and between International Lorain Co., Ltd and International Lorain Holding, Inc. Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.11

Credit Facility Agreement, dated September 28, 2006, by and between Beijing Green Foodstuff Co., Ltd. and the Shilibao Branch of Beijing Rural Commercial Bank Co., Ltd.  Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.12

Sales contract, dated May 13, 2006, by and between Shandong Green Foodstuff Co., Ltd. and the Shandong Lu An Import & Export Co., Ltd.  Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.13

Sales contract, dated September 5, 2006, by and between Shandong Green Foodstuff Co., Ltd. and the Shinsei Foods Co., Ltd.  Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

Exhibit No.	Description

10.14

Sales Contract, dated September 10, 2006, by and between Junan Hongrun Foodstuff Co., Ltd. and the Shinsei Foods Co., Ltd.  Incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.15

Financial Advisory Agreement, dated February 14, 2007, by and between HFG International, Limited and Shandong Green Foodstuff Co., Ltd.  Incorporated by reference to Exhibit 10.14 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.16

Consulting Agreement, dated March 8, 2007, by and between Heritage Management Consultants, Inc. and International Lorain Holding, Inc.  Incorporated by reference to Exhibit 10.15 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

14

Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

15	Acknowledgement letter of Samuel H. Wong & Co., LLP, an independent registered public accounting firm.
21	List of subsidiaries of the registrant. Incorporated by reference to Exhibit 21 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith