Form 10-K/A
period 2007-12-31
American Lorain CORP
filed 2008-04-16
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

2

EXPLANATORY NOTE

American Lorain Corporation (the "Company") is filing this Amendment No. 1 to Form 10-K (the "Amendment") to amend its annual report for fiscal year ended December 31, 2007 (the "Original Filing") to, among other things, correct certain amounts presented in the Company’s financial statement included in the Original Filing, as filed with the U.S. Securities and Exchange Commission (the "SEC") on April 15, 2008.

This amendment changes the consolidated statements of income for the periods ended December 31, 2007 (the "Original Income Statements") by making adjustment in item "Weighted Average Shares Outstanding" for both basic and diluted from the original filed share numbers of 24,923,178 and 24,923,178, to 22,554,210 and 23,177,268, respectively. Accordingly, the value of the earnings per share has been changed from the original $0.39 as basic and $0.39 as diluted, to $0.43 as basic and $0.42 as diluted, respectively.

The above adjustment is due to clerical error in preparing the financial statements. No other material information in the Original Filing is amended hereby. This Form 10-K/A continues to describe conditions as of the date of the Original Filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that occurred at a later date, except for disclosures of certain tax law updates in Note 10 to Consolidated Financial Statement. Pursuant to Rule 12b-15 (the "Rule 12b-15) under the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of the items of the Original Filing that are being amended and restated, in addition to the text of the unaffected items or exhibits.

As required by Rule 12b-15, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Form 10-K/A (but otherwise identical to their prior certifications) and are also furnishing, but not filing, Rule 13a-14(b) certifications in connection with this Form 10-K/A (but otherwise identical to their prior certifications).

PART IV.

Item 15. Exhibits And Financial Statement of Schedules

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

3

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

Signature	Capacity	Date

/s/ Si Chen	President , Director and Chief Executive Officer (Principal Executive Officer)	April 16, 2008
Si Chen

/s/ Jing Thomas Wu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 16, 2008
Jing Thomas Wu

4

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

AMERICAN LORAIN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Stated in US Dollars)

	Note	2007	2006	2005

Net revenues		$82,094,963	$49,560,957	$30,195,144
Cost of revenues		(61,932,474)	(37,533,260)	(22,250,332)

Gross profit		$20,162,490	$12,027,697	$7,944,812

Operating expenses
Selling and marketing expenses		(2,623,138)	(1,440,941)	(1,089,423)
General and administrative expenses		(2,864,813)	(1,932,729)	(1,197,962)

Operating Income		$14,674,539	$8,654,027	$5,657,427

Investment income		4,769	-	-
Government subsidy income		1,373,280	481,403	319,530
Interest income		209,010	165,648	122,077
Other income		155,467	-	-
Other expenses		(1,445,780)	(133,635)	(18,344)
Interest Expense		(2,376,088)	(1,834,246)	(1,518,518)

Earnings before tax		$12,595,196	$7,333,197	$4,562,172
Income tax	15	(2,134,916)	(1,064,379)	(324,580)

Income before minority interests		$10,460,279	$6,268,818	$4,237,592
Minority interests		(715,359)	(340,328)	(22,915)
Net income		9,744,920	5,928,490	4,214,677

Earnings per share
Basic		$0.43	$0.33	$0.24
Diluted		$0.42	$0.33	$0.24

Weighted average shares outstanding
Basic		22,554,210	17,932,778	17,932,778
Diluted		23,177,268	17,932,778	17,932,778

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