Form 10-Q
period 2008-03-31
American Lorain CORP
filed 2008-05-16
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2008

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

Yes ☒                          No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                           No ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 16, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	24,935,421

Table of Contents

		Page
Part I - Financial Information

Item 1	Financial Statements	1 to 22

Item 2	Management's Discussion and Analysis of Financial Condition and results of Operations	23 to 34

Item 3	Quantitative and Qualitative Disclosures about Market Risk	34 to 35

Item 4	Controls and Procedures	35

Part II - Other Information

Item 1	Legal Proceedings	36

Item 1A	Risk Factors	36

Item 2	Unregistered Sales of Unregistered Securities and Use of Proceeds	36

Item 3	Defaults Upon Senior Securities	36

Item 4	Submission of Matters to a Vote of Security Holders	36

Item 5	Other Information	36

Item 6	Exhibits	36

Signatures		37

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

			(Audited)
	Note	3/31/2008	12/31/2007

ASSETS
Current Assets
Cash and Cash equivalents	2(m)	$6,262,497	$6,769,973
Restricted Cash	3	1,987,117	2,021,839
Short-term Investment		7,547	7,246
Trade accounts receivable	4	31,162,508	32,859,688
Other receivables		3,958,096	7,552,976
Inventory	2(j), 5	16,114,560	17,903,344
Advance to Suppliers		4,526,915	5,357,951
Prepaid Expenses and Taxes		-	916,774

Total Current Assets		$64,019,241	$73,389,790

Non-Current Assets
Long-term Investment		772,641	-
Property, plant and equipment, net	2(f), 6	28,267,573	24,022,181
Land use rights, net	7	3,151,475	3,047,021

TOTAL ASSETS		$96,210,929	$100,458,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loans	8	$21,754,028	$24,077,504
Notes payable	9	5,696,221	2,734,444
Accounts payable		7,753,951	6,251,833
Income tax payable		228,144	1,121,528
Accrued liabilities and other payables		6,163,623	16,784,108
Customers deposits		2,736,553	957,642

Total Current Liabilities		$44,332,520	$51,927,058

Long-term Liabilities
Long-term bank loans	10	531,130	102,542

		$44,863,650	$52,029,600

See Accompanying Notes to the Financial Statements and Accountant’s Report.

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

			(Audited)
	Note	3/31/2008	12/31/2007

Minority interests	11	$4,185,362	$3,887,021

STOCKHOLDERS’ EQUITY

Common Stock, $0.001 par value, 200,000,000 shares
authorized; 24,923,178 shares issued and outstanding as
of March 31, 2008 and December 31, 2007	12	24,923	24,923
Additional paid-in-capital		24,187,268	24,187,268
Statutory reserves		6,087,183	4,497,647
Retained earnings		14,127,990	13,985,824
Accumulated other comprehensive
Income		2,734,552	1,846,708

		$47,161,917	$44,542,370

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$96,210,929	$100,458,992

See Accompanying Notes to the Financial Statements and Accountant’s Report.

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

	Note	3/31/2008	3/31/2007

Net revenues		$17,428,299	$11,898,812
Cost of revenues		(13,480,324)	(8,952,799)

Gross profit		$3,947,975	$2,946,013

Operating expenses
Selling and marketing expenses		(618,968)	(125,833)
General and administrative expenses		(544,450)	(359,999)

Operating Income		$2,784,557	$2,460,181

Government subsidy income		32,750	7,721
Interest and other income		39,083	26,590
Other expenses		(10,168)	(4,226)
Interest expense		(590,297)	(565,670)

Earnings before tax		$2,255,924	$1,924,596
Income tax	2(r), 13	(390,381)	(329,980)

Income before minority interests		$1,865,543	$1,594,616
Minority interests		(133,840)	(66,754)
Net income		1,731,703	1,527,862

Earnings per share	2(v)
- basic		$0.0695	$0.0852
- diluted		$0.0664	$0.0852
Weighted average shares outstanding
- basic		24,923,179	17,932,778
- diluted		26,091,382	17,932,778

	Comprehensive	Comprehensive
	Income	Income
	3/31/2008	3/31/2007

Net Income	$1,731,703	$1,594,616
Foreign Currency Translation Adjustment	887,843	1,653

	$2,619,546	$1,596,269

See Accompanying Notes to the Financial Statements and Accountant’s Report.

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

	3/31/2008	3/31/2007

Cash flows from operating activities
Net income	$1,731,703	$1,527,862
Minority interest	133,840	101,395
Depreciation	360,568	159,763
Amortization	27,481	18,038
(Increase)/decrease in accounts & other receivables	7,070,972	2,994,953
(Increase)/decrease in inventories	3,536,593	1,086,994
Increase/(decrease) in accounts and other payables	(10,011,750)	1,366,749

Net cash (used in)/provided by operating activities	$2,849,407	$7,255,754

Cash flows from investing activities
Purchase of plant and equipment	(3,237,074)	-
Sale of plant and equipment	-	887,995
Purchase of biological assets	(115,731)	-
Payment of construction in progress	(1,253,155)	-
(Increase)/decrease in restricted cash	34,722	2,221,873
Payment of land use rights	(131,935)	(1,081,811)
Investments in securities	(772,942)	(263)

Net cash used in investing activities	$(5,476,115)	$2,027,794

Cash flows from financing activities
Bank borrowings	1,066,888	-
Bank repayment	-	(3,151,061)

Net cash provided by/(used in) financing activities	$1,066,888	$(3,151,061)

Net Increase/(decrease) of Cash and Cash Equivalents	(1,559,820)	6,132,487

Effect of foreign currency translation on cash and cash equivalents	1,052,344	1,653

Cash and cash equivalents–beginning of year	6,769,973	2,316,425

Cash and cash equivalents–end of year	$6,262,497	$8,450,565

Supplementary cash flow information:
Interest received	$9,378	$3,053
Interest paid	369,077	527,210
Taxes Paid	1,705,431	329,980

See Accompanying Notes to the Financial Statements and Accountant’s Report.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

(b)

Organizational history of International Lorain Holding Inc. and its subsidiaries

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

The share exchange transaction is referred to hereafter as the "reverse-merger transaction." The share exchange transaction has been accounted for as a recapitalization of ALC where the Company (the legal acquirer) is considered the accounting acquiree and ILH (the acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of ILH.

Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer, ILH. The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented. See also Note 14 Capitalization.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(d)

Business activities

The Company develops, manufactures, and sells convenience foods (such as cut fruit and premixed salads, which are known as lightly processed; Ready-to-Cook (or "RTC") meals; Ready-to-Eat (or "RTE") meals and Meals Ready-to-Eat (or "MRE"); chestnut products; and frozen, canned, and bulk foods, in hundreds of varieties. The Company operates through indirect Chinese subsidiaries. The products are sold in 19 provinces and administrative regions in China and 23 foreign countries. Food products are categorized into three types: (1) chestnut products, (2) convenience food, and (3) frozen, canned, and bulk food.

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

As of March 31, 2008, the detailed identities of the consolidating subsidiaries are as follows: -

		Attributable
	Place of	equity	Registered
Name of Company	incorporation	interest %	capital

Shandong Green Foodstuff Co., Ltd	PRC	80.2	$12,901,823	(RMB 100,860,000)
Luotian Green Foodstuff Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000)
Junan Hongrun Foodstuff Co., Ltd	PRC	100	$2,430,445	(RMB 19,000,000)
Beijing Green Foodstuff Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000)

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

	3/31/2008	12/31/2007	3/31/2007
Year end RMB : US$ exchange rate	7.0222	7.3141	7.7409
Average yearly RMB : US$ exchange rate	7.17568	7.6172	7.77136

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(u)

Revenue recognition

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

(v)

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the years. During the periods ended March 31, 2008 and December 31, 2007, no dilutive potential ordinary shares were issued.

The Company computes earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per share" ("SFAS No. 128"), and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(y)

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115" (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interests), and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners as components of equity. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

4.

TRADE ACCOUNTS RECEIVABLE

	3/31/2008	12/31/2007

Trade Account Receivable	$31,443,302	$33,031,997
Less: Allowance for Doubtful Accounts	(280,794)	(172,309)
	$31,162,508	$32,859,688

	3/31/2008	12/31/2007
Allowance for Bad Debt:
Beginning Balance	$172,309	$226,881
Additions to Allowance	108,485	-
Less: Bad Debt Written-off	-	(54,572)
	$280,794	$172,309

The Company offers credit terms of between 90 to 180 days to most of their international distributors and between 30 to 90 days for most of their domestic distributors.

5.

INVENTORY

Inventories at March 31, 2008 and December 31, 2007 consisted of the following:

	3/31/2008	12/31/2007

Raw Material	$7,588,594	$5,225,248
Finished Goods	8,525,966	12,678,096
	$16,114,560	$17,903,344

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

6.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at March 31, 2008 and December 31, 2007 consisted of the following:

	3/31/2008	12/31/2007
At Cost:
Buildings	$18,449,587	$15,547,205
Biological Assets	2,899,867	2,784,136
Machinery and Equipment	6,010,368	5,732,776
Office Equipment	97,330	28,520
Motor Vehicles	646,837	658,547
	$28,103,989	$24,751,184

Less: Accumulated Depreciation
Buildings	(820,296)	(698,732)
Biological Assets	(2,162,083)	(1,954,257)
Machinery and Equipment	(59,229)	(15,643)
Office Equipment	(306,060)	(318,468)
Motor Vehicles	(3,347,668)	(2,987,100)
	(820,296)	(698,732)

Construction in Progress	3,511,252	2,258,097

	$28,267,572	$24,022,181

Construction in progress mainly comprises capital expenditures for construction of the Company’s new corporate campus, including offices, factories, and staff dormitories. Capital commitments for the construction are immaterial for the periods disclosed above.

Biological Assets are chestnut tree investments in the development of agricultural operations, which have not been the significant source of the raw materials needed for the Company’s operations to date.

7.

LAND USE RIGHTS, NET

Land Use Rights at March 31, 2008 and December 31, 2008 consisted of the following: -

	3/31/2008	12/31/2007

Land Use Rights, at cost	$3,158,219	$3,173,931
Less: Accumulated amortization	(7,744)	(126,910)
	$3,151,475	$3,047,021

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Land use rights represent the prepaid land use right. The PRC government owns the land on which the Company’s corporate campus is being constructed.

8.

SHORT-TERM DEBTS

	3/31/2008	12/31/2007
Loans from Junan County Construction Bank
• Interest rate at 6.264% per annum due 8/31/2007	$427,217	$410,167
• Interest rate at 6.264% per annum due 9/7/2007	357,438	343,173
• Interest rate at 7.776% per annum due 12/18/2007	-	261,139
• Interest rate at 7.776% per annum due 12/18/2007	-	355,478
• Interest rate at 8.541% per annum due 3/5/2008	28,311	355,478
• Interest rate at 8.892% per annum due 7/23/2008	341,773	328,133
• Interest rate at 6.314% per annum due 9/17/2008	267,366	256,696

Loan from Junan County Agriculture Bank
• Interest rate at 10.251% per annum due 1/11/2008	$-	$231,061
• Interest rate at 10.557% per annum due 1/11/2008	-	345,907
• Interest rate at 11.016% per annum due 2/21/2008	-	191,411
• Interest rate at 11.169% per annum due 6/7/2008	128,165	123,050
• Interest rate at 11.169% per annum due 6/7/2008		41,017
• Interest rate at 11.169% per annum due 6/29/2008	361,710	347,274
• Interest rate at 11.169% per annum due 6/29/2008	-	109,378
• Interest rate at 11.169% per annum due 7/3/2008	526,900	505,872
• Interest rate at 7.884% per annum due 7/18/2008	284,811	273,444
• Interest rate at 11.628% per annum due 7/25/2008	199,368	191,411
• Interest rate at 11.628% per annum due 8/1/2008	85,443	82,033
• Interest rate at 12.393% per annum due 10/30/2008	427,217	410,167
• Interest rate at 12.393% per annum due 11/11/2008	249,210	239,264
• Interest rate at 12.393% per annum due 11/14/2008	213,608	205,083
• Interest rate at 12.393% per annum due 11/14/2008	207,912	199,614
• Interest rate at 12.393% per annum due 11/22/2008	427,217	410,167
• Interest rate at 12.393% per annum due 11/29/2008	299,052	287,117
• Interest rate at 12.393% per annum due 12/4/2008	427,217	410,167
• Interest rate at 12.393% per annum due 12/13/2008	427,217	410,167
• Interest rate at 12.699% per annum due 1/4/2009	56,962	-
• Interest rate at 11.169% per annum due 5/20/2008	170,887	-
• Interest rate at 12.699% per annum due 1/4/2009	85,443	-
• Interest rate at 12.699% per annum due 1/4/2009	56,962	-
• Interest rate at 11.169% per annum due 7/18/2008	327,533	-
• Interest rate at 11.169% per annum due 6/30/2008	79,747	-

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

• Interest rate at 11.169% per annum due 2/1/2009	113,924	-
• Interest rate at 12.70% per annum due 3/20/2009	56,962	-
• Interest rate at 11.169% per annum due 5/6/2008	199,368	-
• Interest rate at 11.169% per annum due 6/26/2008	655,065	-
• Interest rate at 11.169% per annum due 6/12/2008	807,439	-
• Interest rate at 11.169% per annum due 6/19/2008	142,406	-
• Interest rate at 11.169% per annum due 6/19/2008	37,025	-

Loan from Junan County Industrial and Commercial Bank
• Interest rate at 6.120% per annum due 1/11/2007	$-	$546,889
• Interest rate at 8.424% per annum due 3/7/2007	-	806,661
• Interest rate at 6.120% per annum due 11/10/2007	-	136,722
• Interest rate at 8.073% per annum due 12/7/2007	-	1,278,353
• Interest rate at 7.956% per annum due 1/18/2008	-	478,528
• Interest rate at 7.956% per annum due 1/18/2008	-	546,889
• Interest rate at 6.9545% per annum due 2/8/2008	-	604,299
• Interest rate at 6.570% per annum due 2/8/2008	-	546,889
• Interest rate at 7.956% per annum due 3/5//2008	-	1,367,222
• Interest rate at 8.892% per annum due 3/7/2008	-	410,167
• Interest rate at 6.12% per annum due 6/30/2008	-	706,766
• Interest rate at 7.290% per annum due 6/30/2008	241,508	232,428
• Interest rate at 9.71% per annum due 7/10/2008	92,564	-
• Interest rate at 9.71% per annum due 8/8/2008	48,418	-
• Interest rate at 8.541% per annum due 4/20/2008	220,729	-
• Interest rate at 9.711% per annum due 12/22/2008	199,368	-
• Interest rate at 6.57% per annum due 4/17/2008	410,128	-
• Interest rate at 8.541% per annum due 4/30/2008	195,096	-
• Interest rate at 7.47% per annum due 11/1/2008	398,735	-
• Interest rate at 7.47% per annum due 12/1/2008	569,622	-
• Interest rate at 8.541% per annum due 6/4/2008	291,931	-
• Interest rate at LIBOR+1.5% per annum due 6/6/2008	736,144
• Interest rate at LIBOR+1.5% per annum due 6/13/2008	629,417

Loan from Junan County Merchants Bank
• Interest rate at 6.210% per annum due 3/13/2008	$-	$1,367,222

Loan from Junan County Agricultural Financial Institution
• Interest rate at 12.15% per annum due 5/20/2008	$27,057	$25,977
• Interest rate at 12.420% per annum due 6/20/2008	71,203	68,361
• Interest rate at 10.935% per annum due 10/1/2008	2,705,705	2,597,722

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Loan from Linyi Commercial Bank
• Interest rate at 10.71% per annum due 2/9/2008	$-	$497,221
• Interest rate at 13.73% per annum due 12/25/2008	142,406	136,722
• Interest rate at 13.73% per annum due 1/5/2009	669,306	-
• Interest rate at 13.73% per annum due 1/12/2009	640,825	-

Loan from Junan Agricultural Development Bank
• Interest rate at 7.290% per annum due 9/26/2008	$1,424,055	$1,367,222

Loan from China Agricultural Bank, Luotian Branch
• Interest rate at 7.722% per annum due 8/28/2008	$1,082,282	$1,039,089

Bank of China, Junan Branch
• Interest rate at 7.500% per annum due 5/19/2009	$-	$9,815
• Interest rate at 7.840% per annum due 5/17/2009	9,206	-

International Trust Co., Ltd.
• Interest rate at 5.76% per annum due 6/13/2008	$1,424,055	$1,367,222

United Commercial Bank, China Branch
• Interest rate at 5.494% per annum due 1/14/2009	$1,022,472	$-

Luotian Agricultural Cooperation Development Office
• Interest rate at 2.1% per annum due 12/11/2011	$24,921	$-

	$21,754,028	$24,077,504

The loans, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital.

All overdue loans were extended by its financial institution.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

9.

NOTES PAYABLE

The notes payable, which are denominated in the functional currency of Renminbi, at March 31, 2008 and December 31, 2007, are presented in US dollars as follows:

	3/31/2008	12/31/2007

Notes to Industrial and Commercial Bank,
• Bank commission charge at 3.99% due December 20, 2007	$-	$546,888
• Bank commission charge at 3.99% due December 12, 2007	-	1,093,778
• Bank commission charge at 3.99% due December 18, 2007	-	1,093,778
• Bank commission charge at 7.24% due September 4, 2008	284,811	-
• Bank commission charge at 7.24% due September 4, 2008	569,622	-
• Bank commission charge at 7.24% due September 4, 2008	569,622	-
• Bank commission charge at 7.20% due September 19, 2008	569,622	-
• Bank commission charge at 7.20% due September 19, 2008	284,811	-
• Bank commission charge at 7.20% due September 19, 2008	569,622	-

Notes to Shenzhen Development Bank,
• Bank commission charge at 6.50%, due May 15, 2008	1,424,055	-
• Bank commission charge at 6.50%, due May 15, 2008	1,424,055	-

	$5,696,221	$2,734,444

All overdue notes were extended by its financial institution.

10.

LONG-TERM DEBTS

	3/31/2008	12/31/2007

Loan from Agricultural Development Luotian Government,
• Interest rate at 0.67% per annum due 12/11/2010	$106,804	$102,542

Loan from United Commercial Bank, China Branch
• Interest rate at 5.494% per annum due 1/14/2009	424,326	-

Less: Current maturities of long-term debts		-
	$531,130	$102,542

Interest expenses for long-term debt were $6,007 and $687 for the period ended March 31, 2008 and the year ended December 31, 2007.

The Loan from Agricultural Development Luotian Government is due in full at December 11, 2010. There is no current portion at December 31, 2007.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

11.

MINORITY INTERESTS

Minority interests represent the 19.8% equity of Shangdong Lorain held by a state-owned enterprise, Shandong Economic Development Investment Corporation.

12.

CAPITALIZATION

As a result of the reverse-merger on May 3, 2007 involving an exchange of shares, the total number of 24,923,178 shares of the Company’s common stock issued and outstanding at March 31, 2008 and December 31, 2007 as depicted in the following table: -

			Additional
	Number of	Common	Paid-in
Name of Shareholder	Share	Stock Capital	Capital

Shareholders of International Lorain Holding Inc. (697,663 Series B preferred shares converted to common shares at one for 23.375 Split	16,307,872	$16,308	$-

Halter Financial Investments LP and other (100,000 Series A preferred shares converted to common shares:
100,000 x 428.56 = 42,856,000 / 32.84)
Reversed-split	1,304,992	1,305	-

Original Shareholders of Millennium Quest Inc. (Shell) 10,508,643 shares / 32.84 reverse-split adjusted for round-down	319,913	320	-

Original additional paid-in capital from the 4 PRC subsidiaries	-	-	6,846,620

Issuance of common stock for cash	6,990,401	6,990	17,340,648

	24,923,178	$24,923	$24,187,268

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

13.

INCOME TAXES

All of the Group’s income before income taxes and related tax expenses are from PRC sources. In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate was 33% for all periods before December 31, 2007. However, also in accordance with the relevant taxation laws in the PRC, some of the subsidiaries of the Group are eligible for tax exemption. In particular, from the time that a company has its first profitable tax year, the company is exempt from corporate income tax for its first two year and is then entitled to a 50% tax reduction for the succeeding three year. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 33% to income before income tax for the period from August 4, 2006 (date of incorporation) to December 31, 2007, and 25% for periods thereafter, for the following reasons: -

	3/31/2008	3/31/2007

Effect of tax exemption granted	$2,255,924	$1,924,596

Tax Rate	25%	33%
Tax at the income tax rate	563,981	635,117
Effect of tax exemption granted	173,600	305,137
Income tax	$390,381	$329,980

Per Share Effect of Tax Exemption
	3/31/2008	3/31/2007

Effect of tax exemption granted	$173,600	$305,137

Weighted-Average Shares Outstanding	24,923,179	17,932,778
Per share effect	$0.0070	$0.0170

Effective January 1, 2008, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by taxpayers. As a result of the new tax law of a standard 15% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Based on the background of each constituent of our group, the income tax rates applicable to the four constituents for 2007, 2008, and 2009 are depicted in the following table.

Income Tax Rate	2007	2008	2009
Junan Hongran	15%	12.5%	25%
Luotian Lorain	0%	12.5%	12.5%
Beijing Lorain	0%	0%	12.5%
Shangdong Lorain	30%	25%	25%

14.

SALES BY PRODUCT TYPE

Sales by categories of product at March 31, as follow: -

Category	3/31/2008	3/31/2007

Chestnut	$10,969,045	$8,772,816
Meat	701,772	426,746
Vegetable	5,745,398	2,699,250
Others	12,084	-
Total	$17,428,299	$11,898,812

Revenue by geography at March 31, was as follows: -

Country	3/31/2008	3/31/2007

Belgium	$670,834	$382,200
Canada	-	13,832
China	12,831,157	7,779,207
France	92,522	32,513
Hong Kong	43,117	-
Japan	1,818,668	2,374,841
Korea	892,646	524,887
Kuwait	-	34,252
Malaysia	145,553	138,837
Netherlands	180,540	-
Saudi Arabia	107,574	459,780
Singapore	59,400	67,591
Taiwan	24,564	-
UK	532,883	-
USA	28,841	90,873
Total	$17,428,299	$11,898,812

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

15.

EARNINGS PER SHARE

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Net Income (A)	$1,731,703	$1,527,862

Basic Weighted Average Shares Outstanding (B)
Dilutive Shares:	24,923,179	17,932,778
- Addition to Common Stock from Potential
Exercise of Warrants (C)	1,168,203	-

Diluted Weighted Average Shares Outstanding: (D)	26,091,382	17,932,778

Earnings Per Share
- Basic (A)/(B)	$0.0695	$0.0852
- Diluted (A)/(D)	$0.0664	$0.0852

Weighted Average Shares Outstanding
- Basic	24,923,179	17,932,778
- Diluted	26,091,382	17,932,778

16.

APPOINTMENT OF INVESTOR RELATIONS FIRM

On March 13, 2008, the Company hired CCG Elite to provide communications related to the Company’s operating performance and financial position to its various stakeholders.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

We are a Delaware corporation that was incorporated on February 4, 1986 and we are headquartered in Shandong Province, China. From our inception in 1986 until May 3, 2007, when we completed a recapitalization transaction with Lorain Holding which was incorporated in the Cayman Islands in August 2006, we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

As an integrated food manufacturing company, our products mix varies by season. We develop, manufacture and sell chestnut products, convenience foods (foods like cut fruit and premixed salads, which are known as lightly processed, our convenience foods include ready-to-cook (or RTC) meals, ready-to-eat (or RTE) meals and meals ready-to-eat (or MREs)), and frozen, canned and bulk foods, in hundreds of varieties. We operate through our indirect Chinese subsidiaries. Our production activities are in China and we derive most of our revenue from sales in China, Japan and Korea. In 2007, we expanded our sales in Europe and Middle East, and continued to have robust development in these markets. Our products are sold in 23 provinces and administrative regions in China and 42 foreign countries.

American Lorain Corporation owns 100% of Lorain Holding. Lorain Holding presently has two direct, wholly-owned Chinese operating subsidiaries, Luotian Lorain and Junan Hongrun, one indirect wholly-owned operating subsidiary, Beijing Lorain, and one majority-owned subsidiary, Shandong Lorain, which is 80.2% owned by us (with Shandong Economic Development Investment Co. Ltd. owning the remaining 19.8% interest). Shandong Lorain was formed in 1995; Junan Hongrun was formed in 2002, and Luotian Lorain and Beijing Lorain were both formed in 2003. We sometimes refer to these four Chinese operating subsidiaries as the Lorain Group Companies. Below is an organizational chart showing our ownership of the Lorain Group Companies:

Background and History of Lorain Holding and its Operating Subsidiaries and Affiliates

On May 3, 2007, we completed a recapitalization of Lorain Holding through a share exchange with Lorain Holding’s former stockholders. Upon completion of the recapitalization, Lorain Holding became our wholly-owned direct subsidiary and we have assumed indirect ownership of the business operations and strategy of Lorain Holding and its Chinese subsidiaries. On July 17, 2007, we changed our name from "Millennium Quest, Inc." to "American Lorain Corporation" to better reflect our new business plan and strategy.

Acquisition of Lorain Holding and Our Related Equity Financing Transaction

On April 10, 2007, Millennium Quest, Inc. (which would later become our corporate parent and change its name to American Lorain Corporation) completed the sale of an aggregate of 100,000 restricted shares of its Series A Preferred Stock to HFI for a cash purchase price of $455,000 pursuant to a Stock Purchase Agreement entered into between Millennium Quest, Inc. and HFI dated as of April 5, 2007. The Series A Preferred Stock issued was entitled to 428.56 votes per share and represented approximately 90% of the capital stock and voting control of the Company as of the date of such acquisition.

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

In connection with the private placement mentioned above, our majority stockholder, Mr. Akazawa, entered into a Securities Purchase Agreement and make good escrow agreement with the private placement investors (the "SPA Agreement" and the "Make Good Escrow Agreement", respectively). Pursuant to the Make Good Escrow Agreement, Mr. Akazawa agreed to certain "make good" provisions. In the Make Good Escrow Agreement, we established minimum after tax net income thresholds of $9.266 million for the fiscal year ending December 31, 2007 and $12.956 million for the fiscal year ending December 31, 2008, and provided that the minimum after tax net income thresholds for the fiscal year 2007 or for the fiscal year 2008 were not achieved, then the investors would be entitled to receive additional shares of our common stock based upon a pre-defined formula agreed to between the investors and Mr. Akazawa. Mr. Akazawa deposited a total of 302,365 shares of our Series B Voting Convertible Preferred Stock, which have subsequently been converted into 14,134,254 shares of our common stock, into escrow with Securities Transfer Corporation under the Make Good Escrow Agreement.

Pursuant to Section 5 of the Make Good Escrow Agreement, since the minimum after tax net income threshold for the fiscal year 2007 was achieved, Mr. Akazawa will be entitled to receive back the 2007 make good escrow shares (as defined in the SPA Agreement) deposited with the Securities Transfer Corporation.

Pursuant to Section 5 of the SPA Agreement, the term "after-tax net income" is defined to mean the after-tax net income of the Company and its consolidated subsidiaries prepared in accordance with GAAP consistently applied; provided in the event that the release of the 2007 Make Good Shares to the Investors or the Beneficial Owners is deemed to be an expense or deduction from revenues/income of the Company for the applicable year, as required under GAAP, then such expense or deduction shall be excluded for purposes of determining whether or not the 2007 minimum after tax net income threshold has been achieved by the Company.

Uncertainties that Affect our Financial Condition

We do not have any material uncertainties that affect our financial condition as of March 31, 2008.

Results of Operations

The following table summarizes the results of our operations during the three-month periods ended March 31, 2008 and ended March 31, 2007 respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2007 to the three-month period ended March 31, 2008.

(All amounts, other than percentages, stated in US dollars)

	Three months ended March 31,		Dollar ($)	Percentage (%)
	2008 (In Thousands)	2007 (In Thousands)	Increase (Decrease)	Increase (Decrease)

Revenue
Net revenues	$17,428	$11,899	5,529	46
Cost of goods sold	(13,480)	(8,953)	4,527	51

Gross profit	3,948	2,946	1,002	34

Operating expenses
Selling and marketing expenses	(619)	(126)	493	391
General and administrative expenses	(544)	(360)	184	51

Income from continuing operations	2,785	2,945	(160)	(5)
			0
Finance costs, net	(590)	(566)	24	4
Government grant	33	8	25	313
Sundry	-	-	-	-
Other income	39	26	13	50
Other expenses	(10)	(4)	6	150

Income before taxation	2,256	1,925	331	17
Income tax	(390)	(330)	60	18

Net income before minority interests	1,866	2,943	(1,077)	(37)
Minority interests	(134)	(66)	68	103

Net income	$1,732	$1,528	$204	13

Net Revenues. Our net revenues for the three months ended March 31, 2008 were $17.43 million, which is approximately $5.53 million or 46% more than net revenues during the same period in 2007, which were $11.90 million. This increase was mainly attributable to increased sales resulting from the continuing advancement of our marketing strategies to enhance our competitive advantages, the significant adjustment of our operation structures, and expansion of our sales markets. In the first quarter of 2008, we have increased our sales in our domestic markets and in the European markets. In some European markets, such as France and Belgium, we have increased our sales volume by more than 100% compared with the same period of last year.

Cost of Goods Sold. Our cost of goods sold, which consists of raw materials, direct labor and manufacturing overhead expenses, was $13.48 million for the three month period ended March 31, 2008, an increase of $4.53 million, or 51%, as compared to $8.95 million for the three month period ended March 31, 2007. This increase was mainly attributable to increased volume of products sold and the increased labor expense.

Gross Profit. Our gross profit increased $1.00 million, or 34%, to $ 3.95 million for the three months ended March 31, 2008 from $2.94 million for the same period in 2007. This increase was mainly attributable to the increase in sales.

Selling and Marketing Expenses. Selling and marketing expenses increased $ 0.49 million, or 391%, to $0.62 million for the three months ended March 31, 2008 from $0.13 million for the same period in 2007. This increase mainly resulted from increased transportation cost for the Corporation’s expanded business.

General and Administrative Expenses. General and administrative expenses increased $ 0.18 million, or 51%, to $0.54 million for the three months ended March 31, 2008 from $0.36 million for the same period of 2007. This increase was mainly attributable to more managing staff’s salary expense and their benefit expenses as the Corporation recruited more staff for its expanded business.

Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest increases $0.33 million, or 17%, to $2.26 million for the three months ended March 31, 2008 from $1.92 million for the same period of 2007. The increase was primarily attributed to the substantial increase of revenues.

Income Taxes. Income taxes increased $0.06 million, or 18%, to $ 0.39 million for the three months ended March 31, 2008 from $0.33 million for the same period of 2007. The increase in income taxes was primarily a result of higher income achieved in this period.

We operate through our three directly or indirectly wholly-owned subsidiaries Junan Hongrun, Luotian Lorain, and Beijing Lorain and one majority-owned subsidiary, Shandong Lorain, in which we own 80.2% of the equity (directly and indirectly). As approved by local tax authorities in the PRC, all four companies were granted a "tax holiday" that allows them to be exempt from both the national and local income taxes for the first two profitable years followed by a 50% tax exemption in the next three years. The four companies started to enjoy the preferential tax policy from 2001, 2004, 2006 and 2007 respectively. The table below shows the detailed income tax rate for the four companies.

Income Tax Rate	2004	2005	2006	2007	2008	2009
Junan Hongrun	0%	0%	15%	15%	15%	25%
Luotian Lorain	33%	33%	0%	0%	15%	15%
Beijing Lorain	33%	33%	33%	0%(1)	0%(1)	15%(1)
Shandong Lorain	15%	15%	30%	30%	25%	25%

(1) We are attempting to obtain a tax holiday with respect to Beijing Lorain that would bring our tax rate to 0%, 0% and 15% for Beijing Lorain for the tax years ending December 31, 2007, 2008 and 2009 respectively.

Net Income. Net income increased $0.20 million , or 13%, to $1.73 million for the three months ended March 31, 2008 from $1.53 million for the same period of 2007.

Liquidity and Capital Resources

General

As of March 31, 2008, we had cash and cash equivalents (including restricted cash) of $ 6.26 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow (in thousands) Three Months Ended March 31,
	2008	2007
Net cash provided by (used in) operating activities	2,849	$7,256
Net cash provided by (used in) investing activities	(5,476)	$2,027
Net cash provided by (used in) financing activities	1,067	$(3,151)
Net cash flow (outflow)	(1,560)	$6,132

Operating Activities

Net cash provided by operating activities was $2.85 million for the three months period ended March 31, 2008, which is an decrease of $4.41 million from $7.26 million for the same period of 2007. The decrease of the cash provided by operating activities was primarily a result of the repayment of accounts and other payables in 2008, as compared to the year of 2007.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash used for investing activities for the three month period ended March 31, 2008 was ($5.48) million, which is a decrease of $7.51 million compared to the same period in 2007. The decrease was primarily due to the purchase of plants and equipment in 2008.

Financing Activities

Net cash provided by financing activities for the three months period ended March 31, 2008 was $1.07 million, which is an increase of $4.22 million from ($3.15) million net cash used in financing activities during the same period of 2007. The increase of the cash used in financing activities was primarily a result of the increase of bank borrowing.

Loan Facilities

As of March 31, 2008, the amounts and maturity dates for our bank loans were as follows:

All amounts, other than percentages, in thousands of US dollars.

Banks	Amounts	Beginning	Ending	Interest Rate	Duration
Beijing rural credit cooperatives	2,705.70	9/29/2007	9/29/2008	10.935%	12 months
Bank of Beijing Co., Ltd.	284.81	7/18/2007	7/18/2008	7.884%	12 months
International Trust & Investment Co., Ltd.	1,424.06	6/13/2005	6/13/2008	7.84%	36 months
Junan County Industrial and Commercial Bank	736.15	12/6/2007	6/30/2008	6.12%	7months
Junan County Industrial and Commercial Bank	629.42	12/13/2007	5/31/2008	6.95%	5months
Junan County Industrial and Commercial Bank	241.51	12/12/2007	6/30/2008	7.29%	6months
Junan County Industrial and Commercial Bank	92.56	1/30/2008	7/10/2008	9.71%	5 months
Junan County Industrial and Commercial Bank	48.42	1/30/2008	8/08/2008	9.71%	6months
Junan County Industrial and Commercial Bank	220.73	1/11/2008	4/20/2008	8.541%	3 months
Junan County Industrial and Commercial Bank	199.37	1/23/2008	12/22/2008	9.711%	11 months
Junan County Industrial and Commercial Bank	410.13	1/24/2008	4/17/2008	6.570%	3months
Junan County Industrial and Commercial Bank	195.10	1/25/2008	4/30/2008	8.541%	3 months
Junan County Industrial and Commercial Bank	398.74	2/03/2008	11/01/2008	7.470%	9 months
Junan County Industrial and Commercial Bank	569.62	2/03/2008	12/01/2008	7.470%	10 months
Junan County Industrial and Commercial Bank	291.93	2/25/2008	6/04/2008	8.541%	3months
Junan County Construction Bank	427.22	8/31/2007	8/31/2008	6.26%	12 months
Junan County Construction Bank	357.44	9/08/2007	9/07/2008	6.26%	12months
Junan County Construction Bank	28.31	6/06/2007	3/05/2008	8.541%	9 months
Junan County Construction Bank	341.77	7/24/2007	7/23/2008	8.892%	12 months
Junan County Construction Bank	267.37	9/18/2007	9/17/2008	6.314%	12 months
Junan County Agriculture Bank	56.96	1/05/2008	1/04/2009	12.699%	12 months
Junan County Agriculture Bank	170.89	1/05/2008	5/20/2008	11.169%	4 months
Junan County Agriculture Bank	85.44	1/05/2008	1/04/2009	12.699%	12 months
Junan County Agriculture Bank	56.96	1/05/2008	1/04/2009	12.699%	12 months
Junan County Agriculture Bank	327.53	1/28/2008	7/18/2008	11.169%	6 months
Junan County Agriculture Bank	79.75	1/28/2008	6/30/2008	11.169%	5 months
Junan County Agriculture Bank	113.92	2/02/2008	1/01/2009	12.699%	11 months
Junan County Agriculture Bank	128.16	6/14/2007	6/07/2008	11.17%	12 months
Junan County Agriculture Bank	361.71	6/30/2007	6/29/2008	11.17%	12 months
Junan County Agriculture Bank	526.90	4/04/2007	7/03/2008	11.17%	15 months
Junan County Agriculture Bank	199.37	8/02/2007	7/25/2008	11.63%	11 months
Junan County Agriculture Bank	427.22	10/31/2007	10/30/2008	12.39%	12 months
Junan County Agriculture Bank	249.21	11/12/2007	11/11/2008	12.39%	12 months
Junan County Agriculture Bank	213.61	11/15/2007	11/14/2008	12.39%	12 months
Junan County Agriculture Bank	207.91	11/15/2007	11/14/2008	12.39%	12 months
Junan County Agriculture Bank	427.22	11/23/2007	11/22/2008	12.39%	12 months
Junan County Agriculture Bank	299.05	11/30/2007	11/29/2008	12.39%	12 months
Junan County Agriculture Bank	427.22	12/05/2007	12/04/2008	12.39%	12 months
Junan County Agriculture Bank	427.22	12/14/2007	12/13/2008	12.39%	12 months
Junan County Agriculture Bank	85.44	8/02/2007	8/01/2008	11.63%	12 months

Junan County Agriculture Bank	56.96	3/21/2008	3/20/2009	12.70%	12 months
Junan County Agriculture Bank	199.37	1/28/2008	5/06/2008	11.169%	3 months
Junan County Agriculture Bank	655.07	3/26/2008	6/26/2008	11.169%	3 months
Junan County Agriculture Bank	807.44	3/13/2008	6/12/2008	11.169%	3 months
Junan County Agriculture Bank	142.41	3/21/2008	6/19/2008	11.169%	3 months
Junan County Agriculture Bank	37.03	3/21/2008	6/19/2008	11.169%	3 months
Union Bank (China) Co., Ltd.	1,022.47	1/28/2008	1/14/2009	5.494%	12 months
Linyi Commercial Bank	142.41	12/25/2007	12/25/2008	13.073%	12 months
Linyi Commercial Bank	669.31	2/01/2008	1/05/2009	13.073%	11 months
Linyi Commercial Bank	640.82	2/02/2008	1/12/2009	13.073%	11 months
China Agricultural Bank, Luotian Square Branch	1,082.28	8/30/2007	8/28/2008	7.722%	12 months
Luotian County Comprehensive Agricultural Development Office	24.92	1/11/2008	12/11/2011	2.100%	47 months
Rural Credit Cooperatives	27.06	11/20/2007	5/20/2008	9.75%	6 months
Rural Credit Cooperatives	71.20	12/20/2007	6/20/2008	12.42%	6 months
Junan Agricultural Development Bank	1,424.06	9/28/2007	9/26/2008	7.290%	12 months
Bank of China, Junan Branch	9.21	9/19/2006	5/19/2009	7.50%	36 months
Total	21,754.07

As shown in the above table, we have $0.028 million in loans maturing on or before the end of March 31, 2008.

In past years, including 2007, we financed our operations through net income and bank loans. We have maintained a good relationship with four major national banks in China (International Trust & Investment Co., Ltd., Junan County Construction Bank, Junan County Industrial and Commercial Bank and Junan Agricultural Development Bank) that have provided us with sufficient support of funding through short-term and long-term loan historically. Beginning in 2007, we utilized other national and local banks because of our increased demand for working capital resulting from our substantial growth of business. For instance, we established business relationships with Linyi Commercial Bank that provided US$1.45 million in loans for working capital to purchase raw materials in the three months ended March 31, 2008, which was sufficient to meet our remaining capital needs.

We expect to finance our operations and working capital needs over the remaining months of 2008 from net income and additional financing. We anticipate that sales will continue to increase and that net income will provide a greater contribution to operating cash needs than in past years. We currently plan to finance or refinance approximately US$20 million in order to support the projected expansion of our production in 2008. Currently, we have negotiated loan agreements with Linyi Commercial Bank and certain banks in Junan County for a total of US$3.5 million. We have had negotiations with certain other financial institutions in China (local and national), which have agreed in principle to provide us short-term working capital loans throughout 2008; however no such loan arrangements have been finalized or funded. We can provide no assurance that we will be able to enter into these or any other financing or refinancing on terms favorable to the Company, if at all. We also have no current credit facilities or other lines of credit. If we are unable to complete any such financing or refinancing efforts, our net income may not be sufficient to satisfy our working capital and operating expansion needs in 2008 and our operations and financial condition may be negatively impacted.

Obligations under Material Contracts

We do not have any material contractual obligations as of March 31, 2008.

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

  As of March 31, 2008, the particulars of the commonly controlled entities are as follows:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since December 21, 2007, China People’s Bank has increased the interest rate of RMB bank loans with a term of 6 months or less by 0.99%, and loans with a term of 6 to 12 months by 1.35%. The new interest rates are 6.57% and 7.47% for RMB bank loans with a term 6 months or less and loans with a term of 6-12 months, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at March 31, 2008 would decrease net income before provision for income taxes by approximately $0.3 million for the period ended March 31, 2008. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the US Dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in Renminbi. All of our assets are denominated in RMB except for cash which is in RMB and Hong Kong Dollars. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US Dollars and RMB. If the RMB depreciates against the US Dollar, the value of our RMB revenues, earnings and assets as expressed in our US Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 and Rule 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors of Part 1included in our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2008.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2008

AMERICAN LORAIN CORPORATION

By: /s/ Si Chen
Si Chen
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.