Form 10-Q
period 2008-06-30
American Lorain CORP
filed 2008-08-14
CIK 1117057

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-31619

AMERICAN LORAIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-0430320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Beihuan Road
Junan County
Shandong, China 276600
(Address, including zip code, of principal executive offices)

(+86) 539-7317959
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐              Accelerated filer ☐              Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	935,421

PART I        FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(Stated in U.S. Dollars)

			(Audited)
	Note	6/30/2008	12/31/2007
ASSETS
Current Assets
Cash and Cash equivalents	2(m)	$8,494,358	$6,769,973
Restricted Cash	3	4,252,007	2,021,839
Short-term Investment		7,276	7,246
Trade accounts receivable	4	20,730,615	32,859,688
Other receivables		7,266,259	7,552,976
Inventory	2(j), 5	19,358,049	17,903,344
Advance to Suppliers		3,615,626	5,357,951
Prepaid Expenses and Taxes		2,143,719	916,774
Total Current Assets		$65,867,909	$73,389,790

Non-Current Assets
Long-term Investment		1,589,355	-
Property, plant and equipment, net	2(f), 6	29,442,995	24,022,181
Land use rights, net	7	3,995,251	3,047,021

TOTAL ASSETS		$100,895,510	$100,458,992

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term bank loans	8	$24,944,797	$24,077,504
Notes payable	9	6,548,503	2,734,444
Accounts payable		2,607,516	6,251,833
Income tax payable		732,134	1,121,528
Accrued liabilities and other payables		6,728,839	16,784,108
Customers deposits		1,994,139	957,642
Total Current Liabilities		$43,555,927	$51,927,058

Long-term Liabilities
Long-term bank loans	10	568,221	102,542

TOTAL LIABILITIES		$44,124,148	$52,029,600

			(Audited)
	Note	6/30/2008	12/31/2007

Minority interests	11	$4,332,557	$3,887,021

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 200,000,000 shares authorized; 24,923,178 shares issued and outstanding as of June 30, 2008 and December 31, 2007	12	24,923	24,923
Additional paid-in-capital		24,187,268	24,187,268
Statutory reserves		6,106,809	4,497,647
Retained earnings		17,834,901	13,985,824
Accumulated other comprehensive income		4,284,904	1,846,708
		$52,438,805	$44,542,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$100,895,510	$100,458,992

AMERICA LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

		Three months ended June 30,		Six months ended June 30,
	Note	2008	2007	2008	2007
Net revenues		$21,524,427	$13,343,209	$38,952,726	$25,242,021
Cost of revenues		(16,338,272)	(10,388,680)	(29,818,596)	(19,341,479)
Gross profit		5,186,155	2,954,529	9,134,130	5,900,542

Operating expenses
Selling and marketing expenses		(616,050)	(296,917)	(1,235,018)	(422,750)
General and administrative expenses		(1,087,894)	(460,141)	(1,632,344)	(820,140)

Operating Income		3,482,211	2,197,471	6,266,768	4,657,652

Investment income		(2,790)	-	(2,790)	-
Government subsidy income		4,492	(7,721)	37,242	-
Interest and other income		71,505	7,234	110,588	33,824
Other expenses		(94,819)	(1,329,203)	(104,987)	(1,333,429)
Interest expense		(683,401)	(737,611)	(1,273,698)	(1,303,281)

Earnings before tax		2,777,199	130,170	5,033,124	2,054,766

Income tax	2(r), 13	(493,194)	(285,597)	(883,575)	(615,577)

Income before minority interests		2,284,005	(155,427)	4,149,549	1,439,189

Minority interests		(166,631)	(54,442)	(300,471)	(155,837)

Net income		$2,117,374	$(209,869)	$3,849,078	$1,283,352
Earnings per share	2(v)
- Basic		$0.0850	$(0.00746)	$0.1544	$0.0636
- Diluted		$0.0836	$(0.00746)	$0.1517	$0.0623

Weighted average shares outstanding
- Basic		24,923,178	22,437,703	24,923,178	20,185,241
- Diluted		25,320,677	23,255,647	25,378,104	20,594,213

AMERICA LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTHS AND THREE-MONTHS ENDED JUNE 30, 2008 AND 2007
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cash flows from operating activities
Net income	$2,111,375	$(244,510)	$3,849,078	$1,283,352
Minority interest	166,631	54,442	300,471	155,837
Depreciation	152,589	185,240	513,157	345,003
Amortization	170,289	5,981	197,770	24,019
(Increase)/decrease in accounts & other receivables	5,344,818	(6,173,644)	12,415,790	(3,178,691)
(Increase)/decrease in advances to suppliers	1,742,325	-	1,742,325	-
(Increase)/decrease in inventories	(4,991,298)	(2,565,667)	(1,454,705)	(1,478,673)
(Increase)/decrease in prepaid tax	(1,226,945)	-	(1,226,945)	-
Increase/(decrease) in accounts and other payables	(3,687,836)	(7,514,109)	(13,699,587)	(6,147,360)
Increase/(decrease) in tax payable	(389,393)	-	(389,393)	-
Increase/(decrease) in customer deposit	1,036,497	-	1,036,497	-
Net cash (used in)/provided by operating activities	429,052	(16,252,267)	3,284,458	(8,996,513)

Cash flows from investing activities
Purchase of plant and equipment	(2,420,849)	-	(5,657,923)	-
Sale of plant and equipment	-	(887,995)	-	-
Purchase of biological assets	115,731	(1,031,299)	-	(1,031,299)
Payment of construction in progress	938,022	(777,177)	(315,133)	(777,177)
(Increase)/decrease in restricted cash	(2,264,890)	(6,209,092)	(2,230,168)	(3,987,219)
Payment of land use rights	(816,295)	1,081,811	(948,230)	-
Investments in securities	(816,443)	19,930	(1,589,385)	19,667
Contribution to capital reserve	1,609,162	-	1,609,161	-
Net cash used in investing activities	(3,655,562)	(7,803,822)	(9,131,678)	(5,776,028)

Cash flows from financing activities
Bank borrowings	266,084	-	1,332,972	-
Bank repayment	-	(2,618,282)	-	(5,769,343)
Notes payable	3,814,058	-	3,814,058	-
Issue of common stock	-	103,679	-	103,679
Increase in additional paid-in capital	-	20,260,623	-	20,260,623
Net cash provided by/(used in) financing activities	4,080,142	17,746,020	5,147,030	14,594,959

Net Increase/(decrease) of Cash and Cash Equivalents	853,632	(6,310,069)	(700,190)	(177,582)

Effect of foreign currency translation on cash
and cash equivalents	1,378,229	385,932	2,424,575	387,585

Cash and cash equivalents–beginning of year	6,262,497	8,450,565	6,769,973	2,316,425

Cash and cash equivalents–end of year	$8,494,358	$2,526,428	$8,494,358	$2,526,428

Supplementary cash flow information:
Interest received	25,710	14,134	34,412	17,187
Interest paid	607,641	384,206	976,719	911,416
Taxes paid	$374,134	$369,837	$2,079,565	$699,817

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

(d)

Business activities

The Company develops, manufactures, and sells convenience foods (such as cut fruit and premixed salads, which are known as lightly processed; Ready-to-Cook (or "RTC") meals; Ready-to-Eat (or "RTE") meals and Meals Ready-to-Eat (or "MRE"); chestnut products; and frozen, canned, and bulk foods, in hundreds of varieties. The Company operates through indirect Chinese subsidiaries. The products are sold in 19 provinces and administrative regions in China and 21 foreign countries. Foodproducts are categorized into three types: (1) chestnut products, (2) convenience food, and (3) frozen, canned, and bulk food.

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

As of June 30, 2008, the detailed identities of the consolidating subsidiaries are as follows: -

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

	6/30/2008	3/31/2008	12/31/2007	6/30/2007	3/31/2007
Year end RMB : USD	6.8718	7.0222	7.3141	7.6248	7.7409
Average yearly RMB : USD	7.07263	7.17568	7.6172	7.72999	7.77136

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

(v)

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the years. During the periods ended June 30, 2008 and June 30, 2007, no dilutive potential ordinary shares were issued.

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

(y)

Recent accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted

Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.

The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.

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

4.

TRADE ACCOUNTS RECEIVABLE

	6/30/2008	12/31/2007

Trade Account Receivable	$ 21,046,309	$ 33,031,997
Less: Allowance for Doubtful Accounts	(315,694)	(172,309)
	$ 20,730,615	$ 32,859,688

	6/30/2008	12/31/2007
Allowance for Bad Debt:
Beginning Balance	$ 172,309	$ 226,881
Additions to Allowance	143,385	-
Less: Bad Debt Written-off	-	(54,572)
	$ 315,694	$ 172,309

The Company offers credit terms of between 90 to 180 days to most of their international distributors and between 30 to 90 days for most of their domestic distributors.

5.

INVENTORY

Inventories at June 30, 2008 and December 31, 2007 consisted of the following:

	6/30/2008	12/31/2007

Raw Material	$ 11,220,624	$ 5,225,248
Finished Goods	8,137,425	12,678,096
	$ 19,358,049	$ 17,903,344

6.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at June 30, 2008 and December 31, 2007 consisted of the following:

	6/30/2008	12/31/2007
At Cost:
Buildings	$ 20,609,716	$ 15,547,205
Biological Assets	2,745,052	2,784,136
Machinery and Equipment	6,408,913	5,732,776
Office Equipment	351,062	28,520
Motor Vehicles	437,353	658,547
	$ 30,552,096	$ 24,751,184

Less: Accumulated Depreciation
Buildings	(944,742)	(698,732)
Biological Assets	(0)	(1,954,257)
Machinery and Equipment	(2,340,387)	(15,643)
Office Equipment	(194,200)	(318,468)
Motor Vehicles	(203,002)	(2,987,100)
	(3,682,331)	(698,732)

Construction in Progress	2,573,230	2,258,097

	$ 29,442,995	$ 24,022,181

Construction in progress mainly comprises capital expenditures for construction of the Company's new corporate campus, including offices, factories, and staff dormitories. Capital commitments for the construction are immaterial for the periods disclosed above.

Biological Assets are chestnut tree investments in the development of agricultural operations, which have not been the significant source of the raw materials needed for the Company's operations to date.

7.

LAND USE RIGHTS, NET

Land Use Rights at June 30, 2008 and December 31, 2007 consisted of the following: -

	6/30/2008	12/31/2007

Land Use Rights, at cost	$ 4,340,154	$ 3,173,931
Less: Accumulated amortization	(344,903)	(126,910)
	$ 3,995,251	$ 3,047,021

Land use rights represent the prepaid land use right. The PRC government owns the land on which the Company's corporate campus is being constructed.

8.

SHORT-TERM DEBTS

		6/30/2008	12/31/2007
Loans from Junan County Construction Bank
· Interest rate at 6.264% per annum due 8/31/2007		$436,567	$410,167
· Interest rate at 6.264% per annum due 9/7/2007		365,261	343,173
· Interest rate at 7.776% per annum due 12/18/2007			261,139
· Interest rate at 7.776% per annum due 12/18/2007			355,478
· Interest rate at 8.541% per annum due 3/5/2008			355,478
· Interest rate at 8.892% per annum due 7/23/2008		349,253	328,133
· Interest rate at 6.314% per annum due 9/17/2008		273,218	256,696
· Interest rate at 7.884% per annum due 6/11/2008		87,140	505,872
· Interest rate at 7.884% per annum due 7/29/2008		261,940
· Interest rate at 7.884% per annum due 7/29/2008		771,268
· Interest rate at 7.884% per annum due 8/8/2008		582,089
· Interest rate at 7.884% per annum due 8/8/2008		334,701
· Interest rate at 7.884% per annum due 8/28/2008		669,402
· Interest rate at 7.884% per annum due 8/27/2008		844,029
· Interest rate at 7.884% per annum due 9/18/2008		451,119

Loan from Junan County Agriculture Bank
· Interest rate at 10.251% per annum due 1/11/2008	$		$231,061
· Interest rate at 10.557% per annum due 1/11/2008			345,907
· Interest rate at 11.016% per annum due 2/21/2008			191,411
· Interest rate at 11.169% per annum due 6/7/2008			123,050
· Interest rate at 11.169% per annum due 6/7/2008			41,017
· Interest rate at 11.169% per annum due 6/29/2008			347,274
· Interest rate at 11.169% per annum due 6/29/2008			109,378
· Interest rate at 11.169% per annum due 7/3/2008			505,872
· Interest rate at 11.169% per annum due 8/13/2008		1,018,656	1,476,540
· Interest rate at 11.169% per annum due 9/24/2008		945,895
· Interest rate at 11.169% per annum due7/18/2008		334,701

· Interest rate at 7.884% per annum due 7/18/2008			273,444
· Interest rate at 11.628% per annum due 7/25/2008			191,411
· Interest rate at 11.628% per annum due 8/1/2008		87,313	82,033
· Interest rate at 12.393% per annum due 10/30/2008		436,567	410,167
· Interest rate at 12.393% per annum due 11/11/2008		254,664	239,264
· Interest rate at 12.393% per annum due 11/14/2008		218,283	205,083
· Interest rate at 12.393% per annum due 11/14/2008			199,614
· Interest rate at 12.393% per annum due 11/22/2008		436,567	410,167
· Interest rate at 12.393% per annum due 11/29/2008		305,597	287,117
· Interest rate at 12.393% per annum due 12/4/2008		436,567	410,167
· Interest rate at 12.393% per annum due 12/13/2008		436,567	410,167

		6/30/2008	12/31/2007

· Interest rate at 12.699% per annum due 1/4/2009			-
· Interest rate at 11.169% per annum due 5/20/2008			-
· Interest rate at 12.699% per annum due 1/4/2009		58,209	-
· Interest rate at 12.699% per annum due 1/4/2009		87,313	-
· Interest rate at 12.699% per annum due 1/4/2009		58,209	-
· Interest rate at 11.169% per annum due 1/1/2009		116,418

· Interest rate at 11.169% per annum due 7/18/2008			-
· Interest rate at 11.169% per annum due 6/30/2008			-
· Interest rate at 11.169% per annum due 2/1/2009			-
· Interest rate at 12.70% per annum due 3/20/2009		58,209	-
· Interest rate at 11.169% per annum due 5/6/2008			-
· Interest rate at 11.169% per annum due 6/26/2008			-
· Interest rate at 11.169% per annum due 6/12/2008			-
· Interest rate at 11.169% per annum due 6/19/2008			-
· Interest rate at 11.169% per annum due 6/19/2008			-

Loan from Junan County Industrial and Commercial Bank
· Interest rate at 6.120% per annum due 1/11/2007	$		$546,889
· Interest rate at 8.424% per annum due 3/7/2007			806,661
· Interest rate at 6.120% per annum due 11/10/2007			136,722
· Interest rate at 8.073% per annum due 12/7/2007			1,278,353
· Interest rate at 7.956% per annum due 1/18/2008			478,528
· Interest rate at 7.956% per annum due 1/18/2008			546,889
· Interest rate at 6.9545% per annum due 2/8/2008			604,299
· Interest rate at 6.570% per annum due 2/8/2008			546,889
· Interest rate at 7.956% per annum due 3/5//2008			1,367,222
· Interest rate at 8.892% per annum due 3/7/2008			410,167
· Interest rate at 6.12% per annum due 6/30/2008		85,752	706,766
· Interest rate at 7.290% per annum due 6/30/2008			232,428
· Interest rate at 9.71% per annum due 7/10/2008		94,589	-
· Interest rate at 9.71% per annum due 8/8/2008		49,478	-
· Interest rate at 8.541% per annum due 4/20/2008			-

· Interest rate at 9.711% per annum due 12/22/2008		203,731	-
· Interest rate at 6.57% per annum due 4/17/2008			-
· Interest rate at 8.541% per annum due 4/30/2008			-
· Interest rate at 7.47% per annum due 11/1/2008		407,462	-
· Interest rate at 7.47% per annum due 12/1/2008		582,089	-
· Interest rate at 8.541% per annum due 6/4/2008			-
· Interest rate at LIBOR+1.5% per annum due 6/6/2008
· Interest rate at LIBOR+1.5% per annum due 6/13/2008
· Interest rate at 8.541% per annum due 10/12/2008		392,910

		6/30/2008		12/31/2007

· Interest rate at 8.54% per annum due 7/29/2008		72,761

Loan from Junan County Merchants Bank
· Interest rate at 6.210% per annum due 3/13/2008	$			$1,367,222

Loan from Junan County Agricultural Financial Institution
· Interest rate at 12.15% per annum due 5/20/2008	$			$25,977
· Interest rate at 12.420% per annum due 6/20/2008				68,361
· Interest rate at 10.935% per annum due 10/1/2008				2,597,722

Loan from Linyi Commercial Bank
· Interest rate at 10.71% per annum due 2/9/2008	$			$497,221
· Interest rate at 13.73% per annum due 12/25/2008		145,522		136,722
· Interest rate at 13.73% per annum due 1/5/2009		683,955		-
· Interest rate at 13.73% per annum due 1/12/2009		654,850		-

Loan from Junan Agricultural Development Bank
· Interest rate at 7.290% per annum due 9/26/2008		$1,455,223	$
· Interest rate at 6.570% per annum due 9/3/2008		87,314
· Interest rate at 6.570% per annum due 9/12/2008		97,500

Loan from China Agricultural Bank, Luotian Branch
· Interest rate at 7.722% per annum due 8/28/2008		$742,164		$1,039,089

Bank of China, Junan Branch
· Interest rate at 7.500% per annum due 5/19/2009		$7,288		$9,815
· Interest rate at 7.840% per annum due 5/17/2009				-

International Trust Co., Ltd.
· Interest rate at 5.76% per annum due 6/13/2008		$1,455,223		$1,367,222

United Commercial Bank, China Branch
· Interest rate at 5.494% per annum due 1/14/2009		$1,044,850		$-

Luotian Agricultural Cooperation Development Office
· Interest rate at 2.1% per annum due 12/11/2011	$			$-

Jinan Merchants Bank, Jinan County
· Interest rate at 15.00% per annum due 10/3/2008		$1,455,223	$

Shenzhen Develop Bank
· Interest rate at 7.47% per annum due 11/15/2008		$1,455,223	$

	6/30/2008	12/31/2007

Credit Union, Beijing
· Interest rate at 10.935% per annum due 9/29/2008	2,764,923

Bank of Beijing
· Interest rate at 7.884% per annum due 7/18/2008	291,045

	$24,944,797	$24,077,504

The loans, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital.

All overdue loans were extended by its financial institution.

9.

NOTES PAYABLE

The notes payable, which are denominated in the functional currency of Renminbi, at June 30, 2008 and December 31, 2007, are presented in US dollars as follows:

		6/30/2008	12/31/2007

Notes to Industrial and Commercial Bank,
• Bank commission charge at 3.99% due December 20, 2007	$		$546,888
• Bank commission charge at 3.99% due December 12, 2007			1,093,778
• Bank commission charge at 3.99% due December 18, 2007			1,093,778
• Bank commission charge at 7.24% due September 4, 2008		582,089	-
• Bank commission charge at 7.24% due September 4, 2008		582,089	-
• Bank commission charge at 7.24% due September 4, 2008		291,045	-
• Bank commission charge at 7.20% due September 19, 2008		582,089	-
• Bank commission charge at 7.20% due September 19, 2008		582,089	-
• Bank commission charge at 7.20% due September 19, 2008		291,045	-

Notes to Jinan Merchant Bank
• Bank commission charge at 0.0056%, due October 3, 2008		1,455,223	-

Notes to Shenzhen Develop Bank
• Bank commission charge at 0.0043%, due November 15, 2008		2,182,834	-

		$6,548,503	$2,734,444

All overdue notes were extended by its financial institution.

10.

LONG-TERM DEBTS

	6/30/2008	12/31/2007

Loan from Agricultural Development Luotian Government,
• Interest rate at 0.67% per annum due 12/11/2010	$109,142	$102,542
• Interest rate at 2.10% per annum due 12/11/2011	25,466

Loan from United Commercial Bank, China Branch
• Interest rate at 5.494% per annum due 1/14/2011	433,613	-

Less: Current maturities of long-term debts		-
	$568,221	$102,542

Interest expenses for long-term debt were $11,189 and $687 for the period ended June 30, 2008 and the year ended December 31, 2007.

The Loan from Agricultural Development Luotian Government is due in full at December 11, 2010. There is no current portion at December 31, 2007.

11.

MINORITY INTERESTS

Minority interests represent the 19.8% equity of Shangdong Lorain held by a state-owned enterprise, Shandong Economic Development Investment Corporation.

12.

CAPITALIZATION

As a result of the reverse-merger on May 3, 2007 involving an exchange of shares, the total number of 24,923,178 shares of the Company's common stock issued and outstanding at June 30, 2008 and December 31, 2007 is depicted in the following table:

Name of Shareholder	Number of Share	Common Stock Capital	Additional Paid-in Capital

Shareholders of International Lorain Holding Inc. (697,663 Series B preferred shares converted to common shares at one for 23.375 Split	16,307,872	$ 16,308	$ -

Halter Financial Investments LP and other (100,000 Series A preferred shares converted to common shares:
100,000 x 428.56 = 42,856,000 / 32.84)
Reversed-split	1,304,992	1,305	-

Original Shareholders of Millennium Quest Inc.
(Shell) 10,508,643 shares / 32.84
reverse-split adjusted for round-down	319,913	320	-

Original additional paid-in capital from the
4 PRC subsidiaries	-	-	6,846,620

Issuance of common stock for cash	6,990,401	6,990	17,340,648

	24,923,178	$ 24,923	$ 24,187,268

13.

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

	6/30/2008	6/30/2007

Effect of tax exemption granted	$5,033,124	$2,054,766

Tax Rate	25%	33%
Tax at the income tax rate	1,258,281	678,073
Effect of tax exemption granted	374,706	62,496
Income tax	$883,575	$615,577

Per Share Effect of Tax Exemption
	6/30/2008	6/30/2007

Effect of tax exemption granted	$374,706	$62,496

Weighted-Average Shares Outstanding	24,923,179	35,111,908
Per share effect	$0.0151	$0.0018

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

Income Tax Rate	2007	2008	2009
Junan Hongran	15%	15%	25%
Luotian Lorain	0%	15%	15%
Beijing Lorain	0%	0%	15%
Shangdong Lorain	30%	25%	25%

14.

SALES BY PRODUCT TYPE

Sales by categories of product at June 30, as follow: -

Category	6/30/2008	6/30/2007

Chestnut	$23,358,314	$13,825,482
Meat	4,710,370	1,051,366
Vegetable	10,863,603	10,321,464
Others	20,440	43,709
Total	$38,952,726	$25,242,021

Revenue by geography at June 30, was as follows: -

Country	6/30/2008	6/30/2007

Belgium	$839,578	$570,658
Canada	0	13,832
Chile	72,424
China	30,668,181	18,240,283
France	380,509	32,513
Germany	33,355	38,518
Hong Kong	69,501	24,036
Japan	2,243,240	3,981,326
Korea	2,060,488	921,705
Kuwait	0	34,252
Malaysia	242,603	234,111
Netherlands	399,301	136,746
Saudi Arabia	110,890	459,780
Singapore	263,666	102,874
Spain	37,724	0
Taiwan	605,379	0
United Arab Emirates	100,942	46,265
UK	633,446	97,201
USA	171,499	247,710
Syria		46,872
Yemen		13,338
Total	$38,952,726	$25,242,021

15.

EARNINGS PER SHARE

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net Income (A)	2,117,374	(244,510)	3,849,078	1,283,352

Basic Weighted Average Shares Outstanding (B)	24,923,178	22,437,703	24,923,178	20,185,241
Dilutive Shares:
- Addition to Common Stock from Potential Exercise of Warrants (C)	397,498	817,944	454,925	408,972
Diluted Weighted Average Shares Outstanding: (D)	25,320,677	23,255,647	25,378,104	20,594,213

Earnings Per Share
- Basic (A)/(B)	0.0850	(0.0087)	0.1544	0.0366
- Diluted (A)/(D)	0.0836	(0.0087)	0.1517	0.0366

Weighted Average Shares Outstanding
- Basic	24,923,178	22,437,703	24,923,178	20,185,241
- Diluted	25,320,677	23,255,647	25,378,104	20,594,213

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section below entitled "Quantitative and Qualitative Disclosures About Market Risk" and in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007.

In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this quarterly filing. You should read this quarterly filing and the documents that we reference in this quarterly filing, or that we filed as exhibits to the quarterly filing of which this quarterly filing is a part, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

We are a Delaware corporation that was incorporated on February 4, 1986 as Millennium Quest, Inc. and we are headquartered in Shandong Province, China. From our inception through May 3, 2007, when we completed a recapitalization with International Lorain Holding, Inc., or Lorain Holding, a Cayman Islands company, we did not engage in any active business operations other than search for, and evaluate a potential business opportunity to become an acquiree of ours through a reverse merger transaction.

As an integrated food manufacturing company, our product mix varies by season. We develop, manufacture and sell convenience foods; chestnut products; and frozen, canned and bulk foods, in hundreds of varieties. Food products are categorized into three types:

  chestnut products,

  convenience foods, and

  frozen, canned, and bulk food.

We operate through our indirect Chinese subsidiaries, Junan Hongrun, Shandong Lorain, Luotian Lorain, and Beijing Lorain. Our products are sold in 19 provinces and administrative regions in China and 42 foreign countries.

Background and History of Lorain Holding and its Operating Subsidiaries and Affiliates

Lorain Holding was incorporated in the Cayman Islands on August 4, 2006 and until May 3, 2007, was wholly-owned by Mr. Hisashi Akazawa. We now own 100% of Lorain Holding, as a result of the May 2007 recapitalization. Lorain Holding presently has two direct, wholly-owned Chinese operating subsidiaries: Luotian Lorain and Junan Hongrun; one indirect wholly owned operating subsidiary, Beijing Lorain; and one majority-owned subsidiary, Shandong Lorain, which is 80.2% owned by us (with the state-owned Shandong Economic Development Investment Co. Ltd. owning the remaining 19.8% interest).

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

The anticipated appreciation of RMB may harm our financial condition

Our government has been facing increasing pressure to allow the RMB to appreciate from the world marketplace recently. In 2007, RMB appreciated more than 6.14%. Since July of 2005, the RMB has appreciated 10.24%. The expected appreciation will definitely have a significant impact on our exports and our financial conditions since exports account for about 50% of our revenue. Due to the unpredictability of RMB's appreciation, we have planned efforts to advance our domestic sales and revenues. In 2008, we plan to expend RMB 20 million (approximately U.S. $3 million) to adjust and expand our sales and marketing channels. We are also targeting to establish additional 1,000 food kiosks at different wholesalers and supermarkets and open 100 of our own food retail stores nationally to increase our domestic sales. Further, we have also planned to expend RMB 10 million (approximately U.S. $1.5 million) to further the marketing of our brand and products through different types of media such as TV commercials, newspaper advertising, internet advertising, and market campaigns. Whether or not RMB appreciates, the increased domestic spending will increase our costs and may not lead to any additional revenues. Additionally, the appreciation of the RMB, if it occurs, could lower our international sales.

Tight monetary policy implemented by the Chinese government in 2008 may impede our ability to obtain credit for working capital in a timely manner.

On December 5, 2007, the central economic work conference determined that a tight monetary policy will be implemented in 2008 to respond to inflationary forces and the excessive growth of monetary credits in China. On December 8, 2007, the People's Bank of China announced it will increase its RMB deposit reserve rate by one percentage point for financial institutions making deposits, resulting in a record high interest rate of 14.5%. After that, on January 16, 2008, March 18, 2008, April 16, 2008 and May 12, 2008 the RMB deposit reserve rate was increased four times by 0.5% and it reached 16.5% after May 12, 2008. Due to this new policy, financial institutions have started to tighten the money supply, reduced credit amounts, delayed loan approvals and restricted credit requirements. Traditionally, our Company has relied on short-term credits as a vehicle to purchase raw materials for our production. This tightened credit policy will impact on our cash management and our financial condition. We have adopted new policy and informed our customers that we will shorten our payment period from 55 days to 30 days. We may be unable to obtain the credit we need to purchase raw materials in the future which may slow our production and ultimately our revenues.

Results of Operations

Three months Ended June 30, 2008 Compared to Three months Ended June 30, 2007

The following table summarizes the results of our operations during the three-month periods ended June 30, 2008 and June 30, 2007, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2007 to the three-month period ended June 30, 2008.

(All amounts, other than percentages, stated in US dollars)

	Three months ended June 30,		Dollar ($)	Percentage (%)
	2008	2007	Increase (Decrease)	Increase (Decrease)
	(In Thousands)	(In Thousands)
Net revenues	$21,524	$13,343	$8,181	61%
Cost of revenues	(16,338)	(10,389)	5,950	57%
Gross profit	5,186	2,955	2,232	76%
Operating expenses
Selling and marketing expenses	(616)	(297)	319	107%
General and administrative expenses	(1,088)	(460)	628	136%
Operating Income	3,482	2,197	1,285	58%
Investment income	(3)	0	(3)
Government subsidy income	4	(8)	12	158%
Interest and other income	72	7	64	888%
Other expenses	(95)	(1,329)	(1,234)	(93%)
Interest expense	(683)	(738)	(54)	(7%)
Earnings before tax	2,777	130	2,647	2034%
Income tax	(493)	(286)	208	73%
Income before minority interests	2,284	(155)	2,439	1570%
Minority interests	(167)	(54)	112	206%
Net income	$2,117	$(210)	$2,327	1109%

Revenue

Net Revenues. Our net revenue for the three months ended June 30, 2008 amounted to $21.52 million, which is approximately $8.18 million or 61% more than that of the same period ended on June 30, 2007, where we had revenue of $13.34 million. This increase was attributable to an increase of 78% in domestic sales as compared to the same period ended June 30, 2007, as a result of strong domestic chestnut sales combined with more efficient distribution channels. During the quarter, we started transferring domestic sales to agents rather than selling through wholesalers or directly to retailers. In addition, we increased the number of branded counters in supermarkets and showcase stores to a total of approximately 500 retail outlets as of June 30, 2008.

Cost of Revenues. Our cost of goods sold, which consists of raw materials, direct labor and manufacturing overhead expenses, was $16.34 million for the three month period ended June 30, 2008, a increase of $5.95 million or 57%, as compared to $10.39 million for the three month period ended June 30, 2007. This increase was mainly attributable to the increased sales of chestnuts products as a percentage of total sales, since chestnuts have higher gross profit margin.

Gross Profit. Our gross profit increased $2.24 million, or 76% to $5.19 million for the three months ended June 30, 2008 from $2.95 million for the same period in 2007. This increase was mainly attributable to the fact that we were able to fully transfer rising raw material prices to consumers.

Operating Expenses

Selling and Marketing Expenses. Selling and marketing expenses increased $0.32 million, or 107% to $0.62 million for the three months ended June 30, 2008 from $0.30 million for the same period in 2007. This increase mainly resulted from increased efforts to market our products in our domestic market.

General and Administrative Expenses. General and administrative expenses increased $0.63 million, or 136% to $1.09 million for the three months ended June 30, 2008 from $0.46 million for the same period of 2007. The increase of general and administrative expenses was primarily attributable to expansion of our distribution channels.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $2.65 million or 2,034% to $2.78 million for the three months ended June 30, 2008from $0.13 million for the same period of 2007. The increase was primarily attributed to the substantial loss incurred by Beijing Lorain due to the fire in the May of 2007 and increased sales in the second quarter of 2008.

Income Taxes

Income taxes increased $0.20 million or 73% to $0.49 million for the three months ended June 30, 2008 from $0.29 million for the same period of 2007. The increase of tax paid was primarily a result of higher income achieved by all the subsidiaries of American Lorain.

We operate through our three directly or indirectly wholly-owned subsidiaries Junan Hongrun, Luotian Lorain, and Beijing Lorain and one majority-owned subsidiary, Shandong Lorain, in which we own 80.2% of the equity (directly and indirectly). As approved by local tax authorities in the PRC, all four companies were granted a "tax holiday" that allows them to be exempt from both the national and local income taxes for the first two profitable years followed by a 50% tax exemption in the next three years. The four companies started to enjoy the preferential tax policy from 2001, 2004, 2006 and 2007 respectively. The table below shows the detailed income tax rate for the four companies. On March 16, 2007, the National People's Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session and the new corporate income tax law effected on January 1, 2008. According to the new corporate income tax law, the applicable income tax rates for our operating subsidiaries are as following:

Income Tax Rate	2007	2008	2009
Junan Hongrun	15%	15%	25%
Luotian Lorain	0%	15%	15%
Beijing Lorain	0%(1)	0%(1)	15%(1)
Shandong Lorain	30%	25%	25%

(1)

We are attempting to obtain a tax holiday with respect to Beijing Lorain that would bring our tax rate to 0%, 0% and 15% for Beijing Lorain for the tax years ending December 31, 2007, 2008 and 2009 respectively.

Net Income.

Net income increased $2.33 million, or 1,109% to $2.12 million for the three months ended June 30, 2008 from ($0.21) million for the same period of 2007. Net loss for the year ago period includes the impact of $1.3 million in non-operational expenses due to a fire at the Company's Beijing Lorain facility.

Six months Ended June 30, 2008 Compared to Six months Ended June 30, 2007

The following table summarizes the results of our operations during the six-month periods ended June 30, 2008 and June 30, 2007, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2007 to the six-month period ended June 30, 2008.

(All amounts, other than percentages, are in thousands of U.S. dollars)

	Six months ended June 30,		Dollar ($)	Percentage (%)
			Increase	Increase
	2008	2007	(Decrease)	(Decrease)
	(In Thousands)	(In Thousands)
Net revenues	$38,953	$25,242	$13,711	54%
Cost of revenues	(29,819)	(19,341)	10,477	54%
Gross profit	9,134	5,901	3,234	55%
Operating expenses
Selling and marketing expenses	(1,235)	(423)	812	192%
General and administrative expenses	(1,632)	(820)	812	99%

Operating Income	6,267	4,658	1,609	35%

Investment income	(3)	0	(3)
Government subsidy income	37	0	37
Interest and other income	111	34	77	227%
Other expenses	(105)	(1,333)	(1,228)	(92%)
Interest expense	(1,274)	(1,303)	(30)	(2%)

Earnings before tax	5,033	2,055	2,978	145%

Income tax	(884)	(616)	268	44%

Income before minority interests	4,150	1,439	2,710	188%

Minority interests	(300)	(156)	145	93%

Net income	$3,849	$1,283	$2,566	200%

Revenue

Net Revenues. Our net revenue for the six months ended June 30, 2008 amounted to $38.95 million, which is approximately $13.71 million or 54% more than that of the same period ended on June 30, 2007 where we had revenue of $25.24 million. The increased revenues were attributable to the success of the Company's marketing strategies, operational enhancements and expansion of sales markets, both domestically and internationally. During the first quarter of 2008, sales to France, Belgium, Korea, Taiwan and the UK in the aggregate increased approximately 175% compared with the same period last year. During the second quarter of 2008, we started transferring domestic sales to agents rather than selling through wholesalers or directly to retailers. In addition, we increased the number of branded counters in supermarkets and showcase stores to a total of approximately 500 retail outlets as of June 30, 2008.

Cost of Revenues. Our cost of goods sold, which consists of raw materials, direct labor and manufacturing overhead expenses, was $29.82 million for the six month period ended June 30, 2008, an increase of $10.48 million or 54%, as compared to $19.34 million for the six month period ended June 30, 2007. The cost of goods sold increased because the sales in the first six months of 2008 increased as compared to the same period ended June 30, 2007.

Gross Profit. Our gross profit increased $3.23 million, or 55% to $9.13 million for the six months ended June 30, 2008 from $5.90 million for the same period in 2007. This increase was attributable to increased sales and to our ability to fully transfer rising raw material prices to consumers in the second quarter of 2008.

Operating Expenses

Selling and Marketing Expenses. Selling and marketing expenses increased $0.81 million, or 192% to $1.24 million for the six months ended June 30, 2008 from $0.42 million for the same period in 2007. This increase mainly resulted from increased efforts to market our products in our domestic market.

General and Administrative Expenses. General and administrative expenses increased $0.81 million, or 99% to $1.63 million for the six months ended June 30, 2008 from $0.82 million for the same period of 2007. The increase of general and administrative expenses was primarily attributable to increased transportation costs relative to our expanded business, the increased compensation for managerial personnel and expansion of our distribution channels.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $2.98 million or 145% to $5.03 million for the six months ended June 30, 2008 from $2.06 million for the same period of 2007. The increase was primarily a result of the higher revenue during the six month period ended on June 30, 2008 as compared to 2007.

Income Taxes

Income taxes increased $0.27 million or 44% to $0.88 million for the six months ended June 30, 2008 from $0.62 million for the same period of 2007. The increase of tax paid was primarily a result of the increase of income in the first six months ended June 30, 2008, as compared to the same period in 2007.

Net Income

Net income increased $2.57million, or 200% to $3.85 million for the six months ended June 30, 2008 from $1.28 million for the same period of 2007. Net loss for the year ago period includes the impact of $1.3 million in nonoperational expenses due to a fire at the Company's Beijing Lorain facility.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents (including restricted cash) of $12.75 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow (in thousands)
	Six Months Ended June 30,
	2008	2007
Net cash provided by (used in) operating activities	$3,284	$(8,997)
Net cash provided by (used in) investing activities	$(9,132)	$(5,776)
Net cash provided by (used in) financing activities	$5,147	$14,595
Net cash flow (outflow)	$(701)	$(178)

Operating Activities

Net cash provided by operating activities was $3.28 million for the six months period ended June 30, 2008, which is an increase of $12.28 million from ($8.99) million for the same period of 2007. The increase of net cash provided by operating activities was primarily a result of the decrease in accounts and other receivables in the first half of fiscal 2008 of approximately $15.6 million as compared to the same period in 2007. This increase was partially offset by the decrease in accounts and other payables in the first half of fiscal 2008 of approximately $7.6 million as compared to the same period in 2007.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash used in investing activities for the six months period ended June 30, 2008 was ($9.13) million, which is an increase of $3.35 million from net cash used in investing activities of ($5.78) million for the same period of 2007. The increase was primarily due to the construction, in the amount of approximately $5.7 million, of vegetable tents and of comprehensive workshops for the processing of chestnut and other food products in the first six months of 2008, as compared to the same period of 2007.

Financing Activities

Net cash used in financing activities for the six months period ended June 30, 2008 was ($0.70) million, which is an increase of $0.52 million from ($0.18) million net cash used in financing activities during the same period in 2007. The increase of the net cash used in financing activities was primarily a result of the fact that in 2007 we had additional paid-in capital of approximately $20.26 million in connection with a May 2007 private placement. This increase was partially offset by increased bank borrowings of approximately $1.3 million and notes payable of approximately $3.8 million during the six months ended June 30, 2008 and by approximately $5.8 million of bank repayments during the six months ended June 30, 2007.

Loan Facilities

As of June 30, 2008, the amounts and maturity dates for our bank loans were as follows:

All amounts, other than percentages, in thousands of U.S. dollars.

Banks	Amounts	Beginning	Ending	Interest Rate	Duration
Beijing rural credit union	2,764.92	9/29/2007	9/29/2008	10.94%	12 months
Bank of Beijing Co., Ltd.	291.05	7/18/2007	7/18/2008	7.88%	12 months
International Trust & Investment Co., Ltd.	1,455.22	6/13/2005	6/13/2008	7.84%	36 months
Junan County Industrial and Commercial Bank	85.75	12/6/2007	6/30/2008	6.12%	7months
Junan County Industrial and Commercial Bank	94.59	1/30/2008	7/10/2008	9.71%	5 months
Junan County Industrial and Commercial Bank	49.48	1/30/2008	8/08/2008	9.71%	6months

Banks	Amounts	Beginning	Ending	Interest Rate	Duration
Junan County Industrial and Commercial Bank	203.73	1/23/2008	12/22/2008	9.71%	11 months
Junan County Industrial and Commercial Bank	407.46	2/03/2008	11/01/2008	7.47%	9 months
Junan County Industrial and Commercial Bank	582.09	2/03/2008	12/01/2008	7.47%	10 months
Junan County Industrial and Commercial Bank	392.91	5/15/2008	10/12/2008	8.54%	5 months
Junan County Industrial and Commercial Bank	72.76	5/08/2008	7/29/2008	8.54%	3 months
Junan County Construction Bank	436.57	8/31/2007	8/31/2008	6.26%	12 months
Junan County Construction Bank	365.26	9/08/2007	9/07/2008	6.26%	12months
Junan County Construction Bank	349.25	7/24/2007	7/23/2008	8.89%	12 months
Junan County Construction Bank	273.22	9/18/2007	9/17/2008	6.31%	12 months
Junan County Construction Bank	261.94	4/30/2008	7/29/2008	7.88%	3 months
Junan County Construction Bank	771.27	4/30/2008	7/29/2008	7.88%	3 months
Junan County Construction Bank	582.09	5/12/2008	8/8/2008	7.88%	3 months
Junan County Construction Bank	87.14	4/22/2008	6/11/2008	7.88%	2 months
Junan County Construction Bank	334.7	5/12/2008	8/8/2008	7.88%	3 months
Junan County Construction Bank	669.4	6/5/2008	8/28/2008	7.88%	3 months
Junan County Construction Bank	844.03	6/5/2008	8/27/2008	7.88%	3 months
Junan County Construction Bank	451.12	6/19/2008	9/18/2008	7.88%	3 months
Junan County Agriculture Bank	58.21	1/05/2008	1/04/2009	12.70%	12 months
Junan County Agriculture Bank	1018.66	5/14/2008	8/13/2008	11.17%	3 months
Junan County Agriculture Bank	87.31	1/05/2008	1/04/2009	12.70%	12 months
Junan County Agriculture Bank	58.21	1/05/2008	1/04/2009	12.70%	12 months
Junan County Agriculture Bank	945.9	6/25/2008	9/24/2008	11.17%	3 months
Junan County Agriculture Bank	334.7	1/28/2008	7/18/2008	11.17%	6 months
Junan County Agriculture Bank	116.42	2/02/2008	1/01/2009	11.17%	11 months
Junan County Agriculture Bank	436.57	10/31/2007	10/30/2008	12.39%	12 months
Junan County Agriculture Bank	254.66	11/12/2007	11/11/2008	12.39%	12 months
Junan County Agriculture Bank	218.28	11/15/2007	11/14/2008	12.39%	12 months
Junan County Agriculture Bank	436.57	11/23/2007	11/22/2008	12.39%	12 months
Junan County Agriculture Bank	305.6	11/30/2007	11/29/2008	12.39%	12 months
Junan County Agriculture Bank	436.57	12/05/2007	12/04/2008	12.39%	12 months
Junan County Agriculture Bank	436.57	12/14/2007	12/13/2008	12.39%	12 months
Junan County Agriculture Bank	87.31	8/02/2007	8/01/2008	11.63%	12 months
Junan County Agriculture Bank	58.21	3/21/2008	3/20/2009	12.70%	12 months
Union Bank (China) Co., Ltd.	1,044.85	1/28/2008	1/14/2009	5.49%	12 months
Linyi Commercial Bank	145.52	12/25/2007	12/25/2008	13.07%	12 months
Linyi Commercial Bank	683.96	2/01/2008	1/05/2009	13.07%	11 months
Linyi Commercial Bank	654.85	2/02/2008	1/12/2009	13.07%	11 months

Banks	Amounts	Beginning	Ending	Interest Rate	Duration
China Agricultural Bank, Luotian Square Branch	742.16	8/30/2007	8/28/2008	7.72%	12 months
Junan Agricultural Development Bank	1,455.22	9/28/2007	9/26/2008	7.29%	12 months
Junan Agricultural Development Bank	87.31	6/4/2008	9/3/2008	6.57%	3 months
Junan Agricultural Development Bank	97.50	6/13/2008	9/12/2008	6.57%	3 months
Bank of China, Junan Branch	7.29	9/19/2006	5/19/2009	7.50%	36 months
Shenzhen Development Bank	1455.22	5/15/2008	11/15/2008	7.47%	6 months
Jinan Merchants Bank	1455.22	4/3/2008	10/3/2008	15.00%	6 months
Agricultural Development Lutian Government	109.14	12/11/2006	12/11/2010	0.67%	4 years
Agricultural Development Lutian Government	25.47	1/11/2008	12/11/2011	2.10%	4 years
Union Commercial Bank (China)	433.61	1/29/2008	1/14/2011	5.49%	3 years
Total	25,513.02

As shown in the above table, we have $1.63 million in loans maturing on or before the end of June 30, 2008. Loans listed in the table above whose maturity dates are prior to June 30, 2008 have either been repaid or have been extended by the lending banks for either 6 months or 1 year.

We believe that our currently available working capital, after receiving the aggregate proceeds of the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contracts

We do not have any material contractual obligations as of June 30, 2008.

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

As of June 30, 2008, the particulars of the commonly controlled entities are as follows:

Name of company	Place of incorporation	Attributable equity interest %	Registered capital
Shandong Green Foodstuff Co., Ltd.	PRC	80.2%	$12,901,823	RMB 1008,860,000
Luotian Green Foodstuff Co., Ltd.	PRC	100%	1,279,181	RMB 10,000,000
Junan Hongrun Foodstuff Co., Ltd.	PRC	100%	2,430,445	RMB 19,000,000
Beijing Green Foodstuff Co., Ltd.	PRC	1005	1,279,181	RMB 10,000,000

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically 12 months and interest rates are subject to change upon renewal. Since December 2007, China People's Bank has increased the interest rate of RMB bank loans with a term of 1 year by 0.18%. The new interest rates are 7.47% for RMB bank loans with a term of 1 year. The change in interest rates impacts our bank loans. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at December 31, 2007 would decrease net income before provision for income taxes by approximately $125,000 for the six months ended June 30, 2008. Management monitors the banks' interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 and Rule 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II        OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition.

ITEM 1A.      RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors of Part 1 included in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2008.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the quarter ended June 30, 2008.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended June 30, 2008.

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

Date: August 14, 2008

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