Form 10-Q
period 2008-09-30
American Lorain CORP
filed 2008-11-14
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

(+86) 539-7317959
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2008, are as follows:
Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	25,172,640

i

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

				(Audited)
	Note		9/30/2008	12/31/2007
ASSETS
Current Assets
Cash and Cash Equivalents	2	(m)	$8,560,327	$6,769,973
Restricted Cash	3		4,494,646	2,021,839
Short-term Investment			68,562	7,246
Trade Accounts Receivable	4		14,016,836	32,859,688
Other receivables			4,444,437	7,552,976
Inventory	2	(j), 5	32,002,405	17,903,344
Advance to Suppliers			6,028,660	5,357,951
Prepaid Expenses and Taxes			2,342,686	916,774
Total Current Assets			$71,958,559	$73,389,790
Non-Current Assets
Long-term Investment			1,559,609	-
Property, Plant and Equipment, net	2	(f), 6	31,538,741	24,022,181
Land Use Rights, net	7		3,960,989	3,047,021

TOTAL ASSETS			$109,017,898	$100,458,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term Bank Loans	8		$28,349,048	$24,077,504
Notes Payable	9		4,478,418	2,734,444
Accounts Payable			1,235,709	6,251,833
Income Tax Payable			920,932	1,121,528
Accrued Liabilities and Other Payables			8,801,081	16,784,108
Customers Deposits			2,945,944	957,642
Total Current Liabilities			$46,731,132	$51,927,059

Long-term Liabilities
Long-term Bank Loans	10		569,605	102,542

TOTAL LIABILITIES			$47,300,737	$52,029,600

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

			(Audited)
	Note	9/30/2008	12/31/2007

Minority interests	11	$4,633,992	$3,887,021

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 200,000,000 shares
authorized; 24,923,178 shares issued and outstanding as of
September 30, 2008 and December 31, 2007	12	24,923	24,923
Additional paid-in-capital		24,187,268	24,187,268
Statutory reserves		6,106,809	4,497,647
Retained earnings		20,684,399	13,985,824
Accumulated other comprehensive income		6,079,770	1,846,708
		$57,083,169	$44,542,370

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$109,017,898	$100,458,992

See Accompanying Notes to the Financial Statements

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)

			Three months ended Sept. 30,		Nine months ended Sept. 30,
	Note		2008	2007	2008	2007
Net revenues			$36,727,394	$22,834,098	$75,680,120	$48,076,119
Cost of revenues			(29,000,724)	(18,121,641)	(58,819,320)	(37,463,120)
Gross profit			7,726,670	4,712,457	16,860,800	10,612,999

Operating expenses
Selling and marketing expenses			(831,138)	(824,553)	(2,066,156)	(1,247,303)
General and administrative expenses			(847,896)	(1,134,588)	(2,480,240)	(1,954,728)

Operating Income			6,047,636	2,753,316	12,314,404	7,410,968

Government subsidy income			393	392,897	37,635	392,897
Other income			146,441	35,238	219,827	35,238
Interest income			34,200	-	68,612	-
Other expenses			56,706	(76,538)	(48,281)	(1,376,143)
Interest expense			(627,148)	(304,948)	(1,900,846)	(1,608,229)

Earnings before tax			5,658,228	2,799,965	10,691,351	4,854,731

Income tax	2	(r), 13	(904,827)	(356,682)	(1,788,402)	(972,259)

Income before minority interests			4,753,401	2,443,283	8,902,949	3,882,472

Minority interests			(294,742)	(51,022)	(595,212)	(206,859)

Net income			$4,458,659	$2,392,261	$8,307,737	$3,675,613

Earnings per share	2	(v)
- basic			$0.1789	$0.0960	$0.3333	$0.1689
- diluted			$0.1789	$0.0934	$0.3286	$0.1646

Weighted average shares outstanding
- basic			24,923,178	24,923,179	24,923,178	21,764,553
- diluted			24,923,178	25,626,780	25,282,206	22,325,886

See Accompanying Notes to the Financial Statements

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Stated in US Dollars)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2008	2007	2008	2007
Cash flows from operating activities
Net income	$4,458,659	$2,443,227	$8,307,737	$3,675,613
Minority interest	294,741	51,022	595,212	206,859
Depreciation	461,968	230,088	975,125	575,091
Amortization	11,332	30,009	209,102	54,028
Investment income	-	(4,733)	-	(4,733)
(Increase)/decrease in accounts & other receivables	9,535,600	(5,259,363)	21,951,390	(8,438,054)
(Increase)/decrease in advances to suppliers	(2,413,035)	-	(670,710)	-
(Increase)/decrease in inventories	(12,644,355)	(6,953,552)	(14,099,060)	(8,432,225)
(Increase)/decrease in prepaid tax	(198,967)	-	(1,425,912)	-
Increase/(decrease) in accounts and other payables	993,345	12,630,205	(12,706,242)	6,533,811
Increase/(decrease) in tax payable	188,797	-	(200,596)	-
Increase/(decrease) in accrued liabilities	(292,907)	-	(292,907)	-
Increase/(decrease) in customer deposit	951,805	-	1,988,302	-
Net cash (used in)/provided by operating activities	1,346,983	3,166,903	4,631,441	(5,829,610)

Cash flows from investing activities
Purchase of plant and equipment	(82,023)	(3,091,552)	(5,739,946)	(4,122,851)
Construction in progress	315,133	777,177	-	-
(Increase)/decrease in restricted cash	(242,639)	2,860,137	(2,472,807)	(1,127,082)
Payment of land use rights	(174,839)	(213,614)	(1,123,069)	(213,614)
Investments in securities	(31,539)	43,010	(1,620,924)	62,677
Reverse from capital reserve	(1,609,161)	-	-	-
Payments for deposits	(2,751,740)	-	(2,751,740)	-
Net cash used in investing activities	(4,576,808)	375,158	(13,708,486)	(5,400,870)

Cash flows from financing activities
Proceeds from bank borrowings	13,317,156	10,888,708	34,122,989	19,765,903
(Repayment) of bank loans	(9,911,521)	(3,524,359)	(29,384,382)	(18,170,897)
Dividends paid	-	(136,872)	-	(136,872)
Notes payable	(2,070,085)	-	1,743,973	-
Issue of common stock	-	(96,689)	-	6,990
Increase in additional paid-in capital	-	(3,552,740)	-	16,707,883
Net cash provided by/(used in) financing activities	1,335,550	3,578,048	6,482,580	18,173,007

Net Increase/(decrease) of Cash and Cash
Equivalents	(1,894,275)	7,120,109	(2,594,465)	6,942,527
Effect of foreign currency translation on cash and cash equivalents	1,960,246	(184,550)	4,384,819	234,052

Cash and cash equivalents–beginning of period	8,494,356	2,531,695	6,769,973	2,290,676

Cash and cash equivalents–end of period	$8,560,327	$9,467,255	$8,560,327	$9,467,255

Supplementary cash flow information:
Interest received	34,200	1,535	68,612	18,526
Interest paid	627,148	439,584	1,900,846	1,500,544
Taxes paid	$904,827	$245,740	$1,788,402	$1,042,698

See Accompanying Notes to the Financial Statements

AMERICAN LORAIN CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND THE YEAR ENDED DECEMBER 31, 2007
(Stated in US Dollars)

						Accumulated
	Total					other
	Number of	Common	Additional	Statutory	Retained	comprehensive
	shares	stock	paid in capital	reserves	earnings	income	Total
Balance, January 1, 2007	17,932,777	17,933	6,846,620	4,439,604	4,298,947	1,006,195	16,609,299
Issuance of common stock for cash	6,990,401	6,990	17,340,648	-	-	-	17,347,638
Net income	-	-	-	-	9,744,920	-	9,744,920
Appropriations to statutory reserve	-	-	-	58,043	(58,043)	-	-
Foreign currency translation adjustment	-	-	-	-	-	840,513	840,513
Balance, December 31, 2007	24,923,178	24,923	24,187,268	4,497,647	13,985,824	1,846,708	44,542,370

Balance, January 1, 2008	24,923,178	24,923	24,187,268	4,497,647	13,985,824	1,846,708	44,542,370
Net income	-	-	-	-	8,307,737	-	8,307,737
Contribution to capital reserve	-	-	-	1,609,162	(1,609,162)	-	-
Foreign currency translation adjustment	-	-	-	-	-	4,233,062	4,233,062
Balance, September 30, 2008	24,923,178	24,923	24,187,268	6,106,809	20,684,399	6,079,770	57,083,169

	9/30/2008	12/31/2007
Comprehensive Income
Net Income	$8,307,737	$9,744,920
Other Comprehensive Income
Foreign Currency Translation Adjustment	4,233,062	840,513
Total Comprehensive Income	$12,540,799	$10,585,433

See Accompanying Notes to the Financial Statements

1.	ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPAL ACTIVITIES

	(a)	Organization history of American Lorain Corporation (formerly known as Millennium Quest, Inc.)

American Lorain Corporation (the “Company” or “ALC”) is a Delaware corporation incorporated on February 4, 1986. From inception through May 3, 2007, the Company did not engage in any active business operations other than in search and evaluation of potential business opportunity to become an acquiree of a reverse- merger deal.

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

The Company develops, manufactures, and sells convenience foods (such as cut fruit and premixed salads, which are known as lightly processed; Ready-to-Cook (or “RTC”) meals; Ready-to-Eat (or “RTE”) meals and Meals Ready-to-Eat (or “MRE”); chestnut products; and frozen, canned, and bulk foods, in hundreds of varieties. The Company operates through indirect Chinese subsidiaries. The products are sold in 19 provinces and administrative regions in China and 21 foreign countries. Food products are categorized into three types: (1) chestnut products, (2) convenience food, and (3) frozen, canned, and bulk food.

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

As of September 30, 2008, the detailed identities of the consolidating subsidiaries are as follows: -

	Place of	Attributable	Registered
Name of Company	Incorporation	equity interest %	capital
Shandong Green Foodstuff Co., Ltd	PRC	80.2	$12,901,823	(RMB 100,860,000)
Luotian Green Foodstuff Co., Ltd	PRC	100	$3,240,013	(RMB 25,328,800)
Junan Hongrun Foodstuff Co., Ltd	PRC	100	$16,245,603	(RMB 127,000,000)
Beijing Green Foodstuff Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000)
International Lorain Holding, Inc.	BVI	100	$26,234,857	(RMB 183,614,089)

(c)	Use of estimates

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

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than- temporary results in a reduction in carrying amount to fair value. The impairment is charged as an expense to the statement of income and comprehensive income and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end, and forecasted performance of the investee.

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

Statutory reserves are referring to the amount appropriated from the net income in accordance with PRC laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

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

	9/30/2008	12/31/2007	9/30/2007
Year end RMB : USD	6.85510	7.3141	7.6248
Average yearly RMB : USD	6.99886	7.6172	7.72999

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

Basic earnings per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the period. During the periods ended September 30, 2008 and September 30, 2007, no dilutive potential ordinary shares were issued.

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

In September 2008, FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees”, an amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

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

4.	TRADE ACCOUNTS RECEIVABLE

	9/30/2008	12/31/2007

Trade Accounts Receivable	$14,230,290	$33,031,997
Less: Allowance for Doubtful Accounts	(213,454)	(172,309)
	$14,016,836	$32,859,688

	9/30/2008	12/31/2007
Allowance for Bad Debt:
Beginning Balance	$172,309	$226,881
Additions to Allowance	41,145	-
Less: Bad Debt Written-off	-	(54,572)
	$213,454	$172,309

The Company offers credit terms of between 90 to 180 days to most of their international distributors and between 30 to 90 days for most of their domestic distributors.

5.	INVENTORY

Inventories at September 30, 2008 and December 31, 2007 consisted of the following:

	9/30/2008	12/31/2007

Raw Material	$22,873,437	$5,225,248
Finished Goods	9,128,968	12,678,096
	$32,002,405	$17,903,344

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at September 30, 2008 and December 31, 2007 consisted of the following:

	9/30/2008	12/31/2007
At Cost:
Buildings	$22,745,853	$15,547,205
Biological Assets	2,751,739	2,784,136
Machinery and Equipment	6,698,207	5,732,776
Office Equipment	124,184	28,520
Motor Vehicles	669,694	658,547
	$32,989,677	$24,751,184

Less: Accumulated Depreciation
Buildings	(1,060,494)	(698,732)
Biological Assets	-	(1,954,257)
Machinery and Equipment	(2,483,684)	(15,643)
Office Equipment	(80,104)	(318,468)
Motor Vehicles	(337,943)	(2,987,100)
	(3,962,225)	(698,732)

Construction in Progress	2,511,289	2,258,097

	$31,538,741	$24,022,181

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

7.	LAND USE RIGHTS, NET

Land Use Rights at September 30, 2008 and December 31, 2007 consisted of the following: -

	9/30/2008	12/31/2007

Land Use Rights, at cost	$4,297,001	$3,173,931
Less: Accumulated amortization	(336,012)	(126,910)
	$3,960,989	$3,047,021

Land use rights represent the prepaid land use right. The PRC government owns the land on which the Company’s corporate campus is being constructed.

8.	SHORT-TERM DEBTS

	9/30/2008	12/31/2007
Loans from Junan County Construction Bank
• Interest rate at 6.264% per annum due 8/31/2007	$-	$410,167

• Interest rate at 6.264% per annum due 9/7/2007	-	343,173
• Interest rate at 7.776% per annum due 12/18/2007	-	261,139
• Interest rate at 7.776% per annum due 12/18/2007	-	355,478
• Interest rate at 8.541% per annum due 3/5/2008	-	355,478
• Interest rate at 8.892% per annum due 7/23/2008	-	328,133
• Interest rate at 6.314% per annum due 9/17/2008	-	256,696
• Interest rate at 7.884% per annum due 6/11/2008	-	505,872
• Interest rate at 7.884% per annum due 9/18/2008	61,402	-
• Interest rate at 6.264% per annum due 8/31/2009	437,630	-
• Interest rate at 6.264% per annum due 9/7/2009	366,151	-
• Interest rate at 7.884% per annum due 10/2/2008	393,867	-
• Interest rate at 7.452% per annum due 10/13/2008	787,735	-
• Interest rate at 7.452% per annum due 11/7/2008	350,104	-
• Interest rate at 7.884% per annum due 11/16/2008	72,938	-
• Interest rate at 7.884% per annum due 12/8/2008	115,243	-
• Interest rate at 7.452% per annum due 12/24/2008	269,872	-
• Interest rate at 7.452% per annum due 12/24/2008	102,114	-

Loan from Junan County Agriculture Bank
• Interest rate at 10.251% per annum due 1/11/2008	$-	$231,061
• Interest rate at 10.557% per annum due 1/11/2008	-	345,907
• Interest rate at 11.016% per annum due 2/21/2008	-	191,411
• Interest rate at 11.169% per annum due 6/7/2008	-	123,050
• Interest rate at 11.169% per annum due 6/7/2008	-	41,017
• Interest rate at 11.169% per annum due 6/29/2008	-	347,274
• Interest rate at 11.169% per annum due 6/29/2008	-	109,378
• Interest rate at 11.169% per annum due 7/3/2008	-	505,872
• Interest rate at 11.169% per annum due 8/13/2008	-	1,476,540
• Interest rate at 11.169% per annum due 9/24/2008	-	-
• Interest rate at 11.169% per annum due7/18/2008	-	-
• Interest rate at 7.884% per annum due 7/18/2008	-	273,444
• Interest rate at 11.628% per annum due 7/25/2008	-	191,411
• Interest rate at 11.628% per annum due 8/1/2008	-	82,033
• Interest rate at 12.393% per annum due 10/30/2008	437,630	410,167
• Interest rate at 12.393% per annum due 11/11/2008	255,284	239,264
• Interest rate at 12.393% per annum due 11/14/2008	218,815	205,083
• Interest rate at 12.393% per annum due 11/14/2008	-	199,614
• Interest rate at 12.393% per annum due 11/22/2008	437,630	410,167
• Interest rate at 12.393% per annum due 11/29/2008	306,341	287,117
• Interest rate at 12.393% per annum due 12/4/2008	437,630	410,167
• Interest rate at 12.393% per annum due 12/13/2008	437,630	410,167
• Interest rate at 12.699% per annum due 1/4/2009	58,351	-
• Interest rate at 12.699% per annum due 1/4/2009	87,526	-
• Interest rate at 12.699% per annum due 1/4/2009	58,351	-
• Interest rate at 12.699% per annum due 2/1/2009	116,701	-
• Interest rate at 12.70% per annum due 3/20/2009	58,351	-
• Interest rate at 11.169% per annum due 10/22/2008	522,239
• Interest rate at 11.169% per annum due 10/22/2008	437,630	-
• Interest rate at 12.699% per annum due 8/6/2009	583,507	-

• Interest rate at 11.169% per annum due 11/14/2008	860,673	-
• Interest rate at 11.169% per annum due 12/18/2008	247,991	-
• Interest rate at 12.699% per annum due 8/18/2009	656,446	-
• Interest rate at 11.169% per annum due 12/3/2008	1,021,138	-
• Interest rate at 12.699% per annum due 8/18/2009	364,692	-
• Interest rate at 11.169% per annum due 12/3/2008	145,877	-
• Interest rate at 10.557% per annum due 3/27/2009	1,458,768	-

Loan from Junan County Industrial and Commercial Bank
• Interest rate at 6.120% per annum due 1/11/2007	$-	$546,889
• Interest rate at 8.424% per annum due 3/7/2007	-	806,661
• Interest rate at 6.120% per annum due 11/10/2007	-	136,722
• Interest rate at 8.073% per annum due 12/7/2007	-	1,278,353
• Interest rate at 7.956% per annum due 1/18/2008	-	478,528
• Interest rate at 7.956% per annum due 1/18/2008	-	546,889
• Interest rate at 6.9545% per annum due 2/8/2008	-	604,299
• Interest rate at 6.570% per annum due 2/8/2008	-	546,889
• Interest rate at 7.956% per annum due 3/5//2008	-	1,367,222
• Interest rate at 8.892% per annum due 3/7/2008	-	410,167
• Interest rate at 6.12% per annum due 6/30/2008	-	706,766
• Interest rate at 7.290% per annum due 6/30/2008	-	232,428
• Interest rate at 9.711% per annum due 12/22/2008	204,228	-
• Interest rate at 7.47% per annum due 11/1/2008	408,455	-
• Interest rate at 7.47% per annum due 12/1/2008	583,507	-
• Interest rate at 8.541% per annum due 10/12/2008	393,867	-
• Interest rate at 8.541% per annum due 11/27/2008	1,590,057	-
• Interest rate at 8.541% per annum due 7/29/2008	73,534	-
• Interest rate at 8.541% per annum due 11/7/2008	233,403	-
• Interest rate at 8.541% per annum due 3/4/2009	393,867	-

Loan from Junan County Merchants Bank
• Interest rate at 6.210% per annum due 3/13/2008	$-	$1,367,222
• Interest rate at 15% per annum due 10/3/2008	1,458,768	-

Loan from Junan County Agricultural Financial Institution
• Interest rate at 12.15% per annum due 5/20/2008	$-	$25,977
• Interest rate at 12.420% per annum due 6/20/2008	-	68,361
• Interest rate at 10.935% per annum due 9/29/2008	2,771,659	2,597,722

Loan from Linyi Commercial Bank
• Interest rate at 10.71% per annum due 2/9/2008	$-	$497,221
• Interest rate at 13.73% per annum due 12/25/2008	145,877	136,722
• Interest rate at 13.73% per annum due 1/5/2009	685,621	-
• Interest rate at 13.73% per annum due 1/12/2009	656,446	-
• Interest rate at 8.5837% per annum due 1/12/2009	1,008,249	-
• Interest rate at 8.5837% per annum due 1/12/2009	116,701	-

Loan from China Agricultural Bank, Luotian Branch
• Interest rate at 7.722% per annum due 8/28/2008	$-	$1,039,089
• Interest rate at 7.470% per annum due 9/7/2009	816,910	-
• Interest rate at 7.470% per annum due 9/7/2009	291,754	-

Bank of China, Junan Branch
• Interest rate at 7.500% per annum due 5/19/2009	$5,676	$9,815

International Trust Co., Ltd.
• Interest rate at 5.76% per annum due 6/13/2008	$1,458,768	$1,367,222

United Commercial Bank, China Branch
• Interest rate at 5.494% per annum due 1/14/2009	$1,047,395	$-

Shenzhen Develop Bank
• Interest rate at 7.47% per annum due 11/15/2008	$1,458,768	$-

Credit Union, Junan
• Interest rate at 8.5837% per annum due 11/7/2008	$43,763	$-
• Interest rate at 8.5837% per annum due 10/12/2008	43,763	-

Bank of Beijing
• Interest rate at 7.884% per annum due 7/18/2009	$291,754	$-

	$28,349,048	$24,077,504

The loans, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital.

All overdue loans were extended by the financial institution.

9.	NOTES PAYABLE

The notes payable, which are denominated in the functional currency of Renminbi, at September 30, 2008 and December 31, 2007, are presented in US dollars as follows:

	9/30/2008	12/31/2007

Notes to Industrial and Commercial Bank,
• Bank commission charge at 3.99% due December 20, 2007	$-	$546,888
• Bank commission charge at 3.99% due December 12, 2007	-	1,093,778
• Bank commission charge at 3.99% due December 18, 2007	-	1,093,778

Notes to Jinan Merchant Bank
• Bank discount rate at 6.72%, due October 3, 2008	$145,877	$-
• Bank discount rate at 6.72%, due October 3, 2008	145,877	-
• Bank discount rate at 6.72%, due October 3, 2008	145,877	-
• Bank discount rate at 6.72%, due October 3, 2008	145,877	-
• Bank discount rate at 6.72%, due October 3, 2008	145,877	-
• Bank discount rate at 6.72%, due October 3, 2008	145,877	-
• Bank discount rate at 6.72%, due October 3, 2008	145,877	-
• Bank discount rate at 6.72%, due October 3, 2008	145,877	-
• Bank discount rate at 6.72%, due October 3, 2008	145,877	-
• Bank discount rate at 6.72%, due October 3, 2008	145,877	-

Notes to Shenzhen Development Bank
• Bank discount rate at 5.16%, due November 15, 2008	$1,458,768	$-
• Bank discount rate at 5.16%, due November 16, 2008	729,384	-

Notes to China Construction Bank
• Bank discount rate at 6.07%, due January 9, 2009	$554,332	$-

Notes to China Agricultural Bank
• Bank discount rate at 6.05%, due January 14, 2009	$277,164	$-

	$4,478,418	$2,734,444

All overdue notes were extended by the financial institution.

10.	LONG-TERM DEBTS

	9/30/2008	12/31/2007

Loan from Agricultural Development Luotian Government,
• Interest rate at 0.67% per annum due 12/11/2010	$109,408	$102,542
• Interest rate at 2.10% per annum due 12/11/2011	25,528	-

Loan from United Commercial Bank, China Branch
• Interest rate at 5.494% per annum due 1/14/2011	$434,669	$-

Less: Current maturities of long-term debts	-	-
	$569,605	$102,542

Interest expenses for long-term debt were $18,862 and $687 for the period ended September 30, 2008 and the year ended December 31, 2007.

The Loan from Agricultural Development Luotian Government is due in full at December 11, 2010. There is no current portion at December 31, 2007.

11.	MINORITY INTERESTS

Minority interests represent the 19.8% equity of Shandong Lorain held by a state-owned enterprise, Shandong Economic Development Investment Corporation.

12.	CAPITALIZATION

As a result of the reverse-merger on May 3, 2007 involving an exchange of shares, the total number of 24,923,178 shares of the Company’s common stock issued and outstanding at September 30, 2008 and December 31, 2007 is depicted in the following table: -

	Number of	Common	Additional
Name of Shareholder	Share	Stock Capital	Paid-in Capital

Shareholders of International Lorain Holding Inc.
(697,663 Series B preferred shares converted to
common shares at one for 23.375
Split	16,307,872	$16,308	$-

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

	9/30/2008	9/30/2007

Effect of tax exemption granted	$10,691,351	$4,905,697

Tax Rate	25%	33%
Tax at the income tax rate	2,672,838	1,618,880
Effect of tax exemption granted	884,436	646,621
Income tax	$1,788,402	$972,259

Per Share Effect of Tax Exemption
	9/30/2008	9/30/2007

Effect of tax exemption granted	$884,436	$646,621

Weighted-Average Shares Outstanding	24,923,178	24,923,178
Per share effect	$0.0355	$0.0260

Effective January 1, 2008, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by taxpayers. As a result of the new tax law of a standard 15% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

Based on the background of each constituent of our group, the income tax rates applicable to the four constituents for 2007, 2008, and 2009 are depicted in the following table.

Income Tax Rate	2007	2008	2009
Junan Hongran	15%	15%	25%
Luotian Lorain	0%	15%	15%
Beijing Lorain	0%	0%	15%
Shandong Lorain	30%	25%	25%

14.	SALES BY PRODUCT TYPE

Sales by categories of product at September 30, as follow: -

Category	9/30/2008	9/30/2007

Chestnut	$39,609,810	$21,392,421
Meat	12,985,400	11,804,221
Vegetable	23,084,910	14,879,477
Total	$75,680,120	$48,076,119

Revenue by geography at September 30, was as follows: -

Country	9/30/2008	9/30/2007

Australia	$-	$79,039
Belgium	1,797,772	1,098,947
Canada	-	14,004
Chile	426,507	-
China	59,321,493	34,934,217
France	868,028	32,918
Germany	722,394	140,749
Hong Kong	-	24,205
India	519,401	-
Italy	177,153	-
Japan	4,374,448	7,275,799
South Korea	3,833,565	1,899,006
Malaysia	144,469	512,736
Netherlands	508,340	137,712
Saudi Arabia	110,292	465,506
Singapore	207,396	210,459
Spain	222,979	-
Sweden	83,606	-
Taiwan	523,231	-
United Arab Emirates	174,323	205,229
UK	1,457,012	251,778
USA	207,711	780,382
Yemen	-	13,433
Total	$75,680,120	$48,076,119

15.	EARNINGS PER SHARE

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Net Income (A)	4,458,659	2,443,227	8,307,737	3,726,579

Basic Weighted Average Shares
Outstanding (B)	24,923,178	24,923,179	24,923,178	21,764,553
Dilutive Shares:
- Addition to Common Stock from
Potential Exercise of Warrants (C)	-	703,601	359,028	561,333
Diluted Weighted Average Shares
Outstanding: (D)	24,923,178	25,626,780	25,282,206	22,325,886

Earnings Per Share
- Basic (A)/(B)	0.1789	0.0980	0.3333	0.1712
- Diluted (A)/(D)	0.1789	0.0953	0.3286	0.1669

Weighted Average Shares Outstanding
- Basic	24,923,178	24,923,179	24,923,178	21,764,553
- Diluted	24,923,178	25,626,780	25,282,206	22,325,886

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section below entitled “Quantitative and Qualitative Disclosures About Market Risk” and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

The anticipated appreciation of RMB may harm our financial condition.

Our government has been facing increasing pressure to allow the RMB to appreciate from the world marketplace recently.  In 2008, the RMB appreciated more than 7.13% in the first nine months. Since July of 2005, the RMB has appreciated 21.4%.  Revenues from sales to foreign countries are lower as a result of such appreciation.  Should the RMB continue to appreciate, such appreciation would further impact revenues from sales to foreign countries.

Tight monetary policy implemented by the Chinese government in 2008 may impede our ability to obtain credit for working capital in a timely manner.

On December 5, 2007, the central economic work conference determined that a tight monetary policy would be implemented in 2008 to respond to inflationary forces and the excessive growth of monetary credits in China.  On December 8, 2007, the People’s Bank of China announced it will increase its RMB deposit reserve rate by one percentage point for financial institutions making deposits, resulting in a record high interest rate of 14.5%.  After that, on January 16, 2008, March 18, 2008, April 16, 2008 and May 12, 2008 the RMB deposit reserve rate was increased four times by 0.5% each and it reached 16.5% after May 12, 2008.  Due to this new policy, financial institutions have started to tighten the monetary supply, reduce credit line amounts, raise requirements on borrower qualification, and extend review period on loan applications. Traditionally, our Company has relied on short-term credits as a vehicle to purchase raw materials for our production.  This tightened credit policy will impact on our cash management and our financial conditions.  We have adopted new policy and informed our customers that we would shorten our payment period from 55 days to 30 days.  We may be unable to obtain the credit we need to purchase raw materials in the future which may slow down our production and ultimately lower our revenues.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table summarizes the results of our operations during the three-month periods ended September 30, 2008 and September 30, 2007, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2007 to the three-month period ended September 30, 2008.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended September 30,			Percentage
			Dollar($)	(%)
			Increase	Increase
	2008	2007	(Decrease)	(Decrease)
	(In Thousands)	(In Thousands)
Net revenues	$36,727	$22,834	$13,893	61%
Cost of revenues	(29,001)	(18,122)	10,879	60%
Gross profit	7,727	4,712	3,015	64%
Operating expenses
Selling and marketing expenses	(831)	(825)	6	-
General and
administrative expenses	(848)	(1,135)	(287)	(25)%

Operating Income	6,048	2,753	3,295	120%
Government subsidy income	-	392	(392)	-
Interest and other income	181	35	146	417%
Other expenses	(57)	(77)	(20)	(26%)
Interest expense	(627)	(305)	322	106%

Earnings before tax	5,658	2,800	2,858	102%

Income tax	(905)	(357)	548	154%

Income before minority interests	4,753	2,443	2,310	95%

Minority interests	(295)	(51)	244	478%

Net income	$4,459	$2,392	$2,067	86%

Revenue

Net Revenues. Our net revenue for the three months ended September 30, 2008 amounted to $36.73 million, which represents an increase of approximately $13.89 million, or 61%, from the three-month period ended on September 30, 2007, in which our net revenue was $22.83 million. The increased revenues were attributable to increased revenues from sales of our chestnut and vegetable products as a result of 68.4% increase in sales volume of such products thanks to our effective marketing efforts and well established domestic and international distribution network. During the three months ended September 30, 2008, revenues from sales of chestnut products increased by $8.68 million, or 115%, and revenues from sales of vegetable products increased by $7.7 million, or 168%, offset by sales of meat products, which decreased $2.48 million, or 23%, compared to the same period in 2007.

Increased revenues for the three months ended September 30, 2008 resulted from sales in China as well as several foreign countries.  During the three months ended September 30, 2008, sales in China increased by $11.96 million, or 72%, compared to the same period in 2007.  In addition, during the three months ended September 30, 2008, sales to France, Belgium, Germany, India, South Korea and the UK increased in the aggregate by $3.49 million, or 198%, offset by a decrease of $1.66 million, or 43%, of sales to Japan and the United States, compared to the same period in 2007.

Cost of Revenues. During the three months ended September 30, 2008, we experienced an increase in cost of revenue of $10.88 million, in comparison to the three months ended September 30, 2007, from $18.12 million to $29 million, reflecting an increase of approximately 60%. Approximately 92.9%, or $10.10 million, of this increase was attributable to an increase in raw material costs, which increased from $18.12 million during the three months ended September 30, 2007 to $28.22 million, or approximately 55.7%, during the three months ended September 30, 2008.  The reason for the increase in raw material costs is that the volume of raw chestnut and meat products purchased during the three months ended September 30, 2008 increased by approximately 71.9% and 878.2%, respectively, when compared to the three months ended September 30, 2007.  The volume of raw vegetable products purchased during the three months ended September 30, 2008 increased by approximately 3.6%, when compared to the three months ended September 30, 2007.

The factors that contributed to the remaining 7.1% increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $3.02 million, or 64%, to $7.73 million for the three months ended September 30, 2008 from $4.71 million for the same period in 2007 as a result of higher net revenues, offset by higher costs of revenues, for the reasons indicated immediately above.

Operating Expenses

General and Administrative Expenses. We experienced a decrease in general and administrative expense of approximately $0.28 million from approximately $1.13 million to approximately $0.85 million for the three months ended September 30, 2008, compared to the same period in 2007. The following table reflects the main factors that contributed to this decrease as well as the dollar amount that each factor contributed to this decrease:

Factor	Dollar Decrease
Personnel wages and benefits	$153,758
office expenses	$26,039
Consultation fees	$19,218
Vehicle and transportation costs (in connection with the administrative operation )	$17,492
Entertainment (in connection with the expansion of our distribution channels )	$11,960

The third quarter of 2008 compared to the third quarter of 2007 saw a decrease in $153,758 in wages and benefits, and $26,039 decrease in office expenses.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $2.85 million, or 102%, to $5.65 million for the three months ended September 30, 2008 from $2.80 million for the same period of 2007. The increase was attributable to 61% increase of our sales revenue and decreased general and administrative expenses in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Income Taxes

Income taxes increased $0.55 million, or 154%, to $0.91 million for the three months ended September 30, 2008 from $0.36 million for the same period of 2007. The increase of tax paid was a result of higher income achieved by all the subsidiaries of American Lorain.

We operate through our three directly or indirectly wholly-owned subsidiaries Junan Hongrun, Luotian Lorain, and Beijing Lorain and one majority-owned subsidiary, Shandong Lorain, in which we own 80.2% of the equity (directly and indirectly). Effective January 1, 2008, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by taxpayers.  As a result of the new tax law of a standard 15% tax rate, tax holidays terminated as of December 31, 2007.  However, PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

Based on the background of each constituent of our group, the income tax rates applicable to the four constituents for 2007, 2008, and 2009 are depicted in the following table.

Income Tax Rate	2007	2008	2009
Junan Hongrun	15%	15%	25%
Luotian Lorain	0%	15%	15%
Beijing Lorain	0%	0%	15%
Shandong Lorain	30%	25%	25%

Net Income

Net income increased $2.07 million, or 86%, to $4.46 million for the three months ended September 30, 2008 from $2.39 million for the same period of 2007.  The increase was attributable to increased sales revenue as a result of increased sales volume of our products and decreased general and administrative expenses, offset by an increase in income taxes, in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2008 and September 30, 2007, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2007 to the nine-month period ended September 30, 2008.

(All amounts, other than percentages, are in thousands of U.S. dollars)

	Nine months ended September 30,			Percentage
			Dollar($)	(%)
			Increase	Increase
	2008	2007	(Decrease)	(Decrease)
	(In Thousands)	(In Thousands)
Net revenues	$75,680	$48,076	$27,604	57%
Cost of revenues	(58,819)	(37,463)	21,356	57%
Gross profit	16,861	10,613	6,248	59%
Operating expenses
Selling and marketing expenses	(2,066)	(1,247)	819	66%
General and administrative expenses	(2,480)	(1,955)	525	27%

Operating Income	12,314	7,411	4,903	66%

Government subsidy income	37	393	(356)	(91%)
Interest and other income	288,439	35	288,434	8,241%
Other expenses	(48)	(1,376)	(1,328)	(97%)
Interest expense	(1,901)	(1,608)	293	18%

Earnings before tax	10,691	4,855	5,836	120%

Income tax	(1,788)	(972)	816	84%

Income before minority interests	8,903	3,882	5,021	129%

Minority interests	(595)	(207)	388	187%

Net income	$8,308	$3,676	$4,632	126%

Revenue

Net Revenues. Our net revenue for the nine months ended September 30, 2008 amounted to $75.68 million, which represents an increase of approximately $27.6 million, or 57%, in comparison to the nine months ended September 30, 2007, in which our net revenue was $48.08 million. This increase was attributable to increased revenues from sales of our chestnut, vegetable and meat products as a result of 60.1% increase in sales volume of such products.  During the nine months ended September 30, 2008, revenues from sales of chestnut products increased by $18.22 million, or 85%, revenues from sales of vegetable products increased by $8.2 million, or 55%, and revenues from sales of meat products increased $1.18 million, or 10%, compared to the same period in 2007.

Increased revenues for the nine months ended September 30, 2008 resulted from sales in China as well as several foreign countries.  During the nine months ended September 30, 2008, sales in China increased by $24.39 million, or 70%, compared to the same period in 2007.  In addition, during the nine months ended September 30, 2008, sales to France, Belgium, Germany, India, South Korea, Taiwan and the UK increased in the aggregate by $6.3 million, or 184%, offset by a decrease of $3.47 million, or 43%, of sales to Japan and the United States, compared to the same period in 2007.

Cost of Revenues. During the nine months ended September 30, 2008, the Company experienced an increase in cost of revenue of $21.36 million, in comparison to the nine months ended September 30, 2007, from $37.46 million to $58.81 million, reflecting an increase of 57%.  Approximately 91.8%, or $19.61 million, of this increase was attributable to an increase in raw material costs, which increased from $33.16 million during the nine months ended September 30, 2007 to $52.77 million, or approximately 59.1%, during the nine months ended September 30, 2008.  The reason for the increase in raw material costs is that the volume of raw chestnut and vegetable products purchased during the nine months ended September 30, 2008 increased by approximately 55.5% and 42.4%, respectively, when compared to the nine months ended September 30, 2007.  The volume of raw meat products purchased during the nine months ended September 30, 2008 decreased by approximately 3.8%, when compared to the nine months ended September 30, 2007.

The factors that contributed to the remaining 8.2% increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $6.25 million, or 59%, to $16.86 million for the nine months ended September 30, 2008 from $10.61 million for the same period in 2007 as a result of higher net revenues, offset by higher costs of revenues, for the reasons indicated immediately above.

Operating Expenses

Selling and Marketing Expenses.  During the nine months ended September 30, 2008, compared to the same period in 2007, the Company recorded an increase in selling and marketing expenses of $818,853, from $1,247,303 to $2,066,156, or approximately 66%. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

Factor	Dollar Increase
Shipping and inspection fees	$291,173
Transportation expenses	$219,891
Supermarket fees	$95,390
Wages	$59,141
Advertisement expenses	$15,705

The increases listed in the table above were partially offset by an aggregate of $106,183 of decreases of other factors, including customer lodging, phone, postage and courier, toll road expense, warehousing costs and professional movers.

General and Administrative Expenses. The Company experienced an increase in general and administrative expense of $525,512, from $1,954,728 to $2,480,240 for the nine months ended September 30, 2008, compared to the same period in 2007.  The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

Factor	Dollar Increase
Personnel wages and benefits	$375,062
Land use expenses	$72,496
Travel expenses	$46,368
Amortization of land use rights and other intangibles	$35,617
Entertainment (in connection with the expansion of our distribution channels)	$17,520

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $5.79 million, or 120%, to $10.69 million for the nine months ended September 30, 2008 from $4.9 million for the same period of 2007. The increase was primarily a result of the higher revenue during the nine month period ended on September 30, 2008 as compared to 2007.

Income Taxes

Income taxes increased $0.82 million, or 84%, to $1.78 million for the nine months ended September 30, 2008 from $0.97 million for the same period of 2007. The increase of tax paid was primarily a result of the increase of income in the first nine months ended September 30, 2008, as compared to the same period in 2007.

Net Income

Net income increased $4.58 million, or 126%, to $8.3 million for the nine months ended September 30, 2008 from $3.68 million for the same period of 2007. The increase was attributable to increased sales revenue as a result of increased sales volume of our products and decreased general and administrative expenses, offset by an increase in income taxes, in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.  In addition, in the second quarter of 2007, we incurred $1.3 million of non-operational expenses due to a fire at our Beijing Lorain facility.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents (including restricted cash) of $13.05 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow (in thousands)
	Nine months Ended September 30,
	2008	2007
Net cash provided by (used in) operating activities	$4,631	$(5,830)
Net cash provided by (used in) investing activities	$(13,708)	$(5,401)
Net cash provided by (used in) financing activities	$6,483	$18,110
Net cash flow (outflow)	$(2,594)	$6,879

Operating Activities

Net cash provided by operating activities was $4.63 million for the nine months period ended September 30, 2008, which is an increase of $10.51 million from ($5.88) million for the same period of 2007. The increase of net cash provided by operating activities was primarily a result of a decrease in accounts and other receivables and an increase in net income of $4.58 million in the nine months ended September 30, 2008 of approximately $30.39 million as compared to the same period in 2007.  This increase was partially offset by a decrease in accounts and other payables of approximately $19.19 million and an increase in inventories of $5.67 million during the nine months ended September 30, 2008 as compared to the same period in 2007.

Investing Activities

Net cash used in investing activities for the nine months period ended September 30, 2008 was ($13.71) million, which was an increase of $8.31 million from net cash used in investing activities of ($5.4) million for the same period of 2007. The increase was primarily due to the construction, in the amount of approximately $0.8 million, of vegetable tents and approximately $5 million of comprehensive workshops for the processing of chestnut and other food products in the first nine months of 2008, as compared to the same period of 2007.

Financing Activities

Net cash provided by financing activities for the nine months period ended September 30, 2008 was $6.48 million, which is a decrease of $11.62 million from $18.1 million net cash provided by financing activities during the same period in 2007. The decrease of the net cash provided by financing activities was primarily a result of the fact that in 2007 we had additional paid-in capital of approximately $16.7 million in connection with a May 2007 private placement.  This increase was partially offset by increased bank borrowings of approximately $4.74 million and notes payable of approximately $1.74 million during the nine months ended September 30, 2008.

Loan Facilities

As of September 30, 2008, the amounts and maturity dates for our bank loans were as follows:

All amounts, other than percentages, in thousands of U.S. dollars.

Banks	Amounts	Beginning	Ending	Interest Rate	Duration
Bank of Beijing Co., Ltd.	291.75	7/18/2007	7/18/2008	7.88%	12 months
International Trust & Investment Co., Ltd.	1,458.77	6/13/2005	6/13/2008	7.84%	36 months
Junan County Industrial and Commercial Bank	204.23	1/23/2008	12/22/2008	9.71%	11 months
Junan County Industrial and Commercial Bank	73.53	5/08/2008	7/29/2008	8.54%	3 months
Junan County Industrial and Commercial Bank	408.46	2/03/2008	11/01/2008	7.47%	9 months
Junan County Industrial and Commercial Bank	583.51	2/03/2008	12/01/2008	7.47%	10 months
Junan County Industrial and Commercial Bank	393.87	5/15/2008	10/12/2008	8.54%	5 months
Junan County Industrial and Commercial Bank	1,590.06	8/8/2008	11/27/2008	8.54%	4 months
Junan County Industrial and Commercial Bank	233.40	8/22/2008	11/7/2008	8.54%	3 months
Junan County Industrial and Commercial Bank	393.87	9/12/2008	3/4/2009	8.54%	4 months
Junan County Construction Bank	61.40	9/19/2008	9/18/2008	7.88%	3 months
Junan County Construction Bank	366.15	9/08/2008	9/07/2009	6.26%	12months
Junan County Construction Bank	437.63	8/31/2007	8/31/2009	6.26%	12 months
Junan County Construction Bank	393.87	7/02/2007	10/02/2008	7.88%	3months
Junan County Construction Bank	787.74	7/14/2008	10/13./2008	7.88%	3 months
Junan County Construction Bank	350.10	8/08/2008	11/07/2008	7.45%	3 months
Junan County Construction Bank	72.94	8/18/2008	11/16/2008	7.88%	3 months
Junan County Construction Bank	115.24	9/09/2008	12/08/2008	7.88%	3 months
Junan County Construction Bank	269.87	9/25/2008	12/24/2008	7.45%	3 months
Junan County Construction Bank	102.11	9/25/2008	12/24/2008	7.45%	3 months
Junan County Agriculture Bank	437.63	10/31/2007	10/30/2008	12.39%	12 months
Junan County Agriculture Bank	255.28	11/12/2007	11/11/2008	12.39%	12 months
Junan County Agriculture Bank	218.82	11/15/2007	11/14/2008	12.39%	12 months
Junan County Agriculture Bank	437.63	11/23/2007	11/22/2008	12.39%	12 months
Junan County Agriculture Bank	306.34	11/30/2007	11/29/2008	12.39%	12 months
Junan County Agriculture Bank	437.63	12/05/2007	12/04/2008	12.39%	12 months
Junan County Agriculture Bank	437.63	12/14/2007	12/13/2008	12.39%	12 months

Banks	Amounts	Beginning	Ending	Interest Rate	Duration
Junan County Agriculture Bank	58.35	1/05/2008	1/04/2009	12.70%	12 months
Junan County Agriculture Bank	87.53	1/05/2008	1/04/2009	12.70%	12 months
Junan County Agriculture Bank	58.35	1/05/2008	1/04/2009	12.70%	12 months
Junan County Agriculture Bank	116.70	2/20/2008	2/01/2009	12.70%	12 months
Junan County Agriculture Bank	58.35	3/21/2008	3/20/2009	12.70%	12 months
Junan County Agriculture Bank	522.24	7/23/2008	10/22/2008	11.17%	3 months
Junan County Agriculture Bank	437.63	7/23/2008	10/22/2008	11.17%	3 months
Junan County Agriculture Bank	583.51	8/07/2008	8/06/2009	12.70%	12 months
Junan County Agriculture Bank	860.67	8/14/2008	11/14/2008	11.17%	3 months
Junan County Agriculture Bank	247.99	8/18/2008	12/18/2008	11.17%	4 months
Junan County Agriculture Bank	656.45	8/22/2008	8/18/2009	12.70%	12 months
Junan County Agriculture Bank	1,021.14	9/03/2008	12/03/2008	11.17%	3 months
Junan County Agriculture Bank	364.69	9/03/2008	8/18/2009	12.70%	12 months
Junan County Agriculture Bank	145.88	9/03/2008	12/03/2008	11.17%	3 months
Junan County Agriculture Bank	1,458.77	9/27/2008	3/27/2009	10.56%	6 months
Union Bank (China) Co., Ltd.	1,047.40	1/28/2008	1/14/2009	5.49%	12 months
Linyi Commercial Bank	145.88	12/25/2007	12/25/2008	13.07%	12 months
Linyi Commercial Bank	685.62	2/01/2008	1/05/2009	13.07%	11 months
Linyi Commercial Bank	654.85	2/02/2008	1/12/2009	13.07%	11 months
Linyi Commercial Bank	1,008.25	9/28/2008	1/12/2009	8.58%	4 months
Linyi Commercial Bank	116.70	9/28/2008	1/12/2009	8.58%	4 months
China Agricultural Bank, Luotian Square Branch	816.91	9/08/2008	9/07/2009	7.47%	12 months
China Agricultural Bank, Luotian Square Branch	291.75	9/08/2008	9/07/2009	7.47%	12 months
Bank of China, Junan Branch	5.68	9/19/2006	5/19/2009	7.50%	36 months
Shenzhen Development Bank	1,458.77	5/15/2008	11/15/2008	7.47%	6 months
Credit union,Junan	43.76	6/12/2008	10/12/2008	8.58%	4 months
Credit union,Junan	43.76	8/07/2008	11/07/2008	8.58%	3 months
Credit union,Beijing	2,771.66	9/29/2007	9/29/2008	10.94%	12 months

Banks	Amounts	Beginning	Ending	Interest Rate	Duration
Jinan Merchants Bank	1,458.77	4/3/2008	10/3/2008	15.00%	6 months
Agricultural Development Lutian Government	109.41	12/11/2006	12/11/2010	0.67%	4 years
Agricultural Development Lutian Government	25.53	1/11/2008	12/11/2011	2.10%	4 years
Union Commercial Bank (China)	436.24	1/29/2008	1/14/2011	5.49%	3 years
Total	28,918.65

As shown in the above table, we have $1.82 million in loans maturing on or before the end of September 30, 2008. Loans listed in the table above whose maturity dates are prior to September 30, 2008 have either been repaid or have been extended by the lending banks for either 6 months or 1 year.

We believe that our currently available working capital, after receiving the aggregate proceeds of the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contracts

We do not have any material contractual obligations as of September 30, 2008.

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

As of September 30, 2008, the particulars of the commonly controlled entities are as follows:

Name of company	Jurisdiction of Incorporation	Attributable equity interest %	Registered capital
Shandong Green Foodstuff Co., Ltd.	PRC	80.2%	$ $12,901,823	RMB 100,860,000
Luotian Green Foodstuff Co., Ltd.	PRC	100%	3,240,013	RMB 25,328,800
Junan Hongrun Foodstuff Co., Ltd.	PRC	100%	16,245,603	RMB 127,000,000
Beijing Green Foodstuff Co., Ltd.	PRC	100%	1,279,181	RMB 10,000,000
International Lorain Holding, Inc.	BVI	100%	26,234,857	RMB 183,614,089

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

  Revenue recognition -- Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, we have no other significant obligations and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

In September 2008, FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees”, an amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives.  The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically 12 months and interest rates are subject to change upon renewal. Since December 2007, China People’s Bank has increased the interest rate of RMB bank loans with a term of 1 year by 0.18%. The new interest rates are 7.47% for RMB bank loans with a term of 1 year. The change in interest rates impacts our bank loans. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at December 31, 2007 would decrease net income before provision for income taxes by approximately $125,000 for the nine months ended September 30, 2008. Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

As required by Rule 13a-15 and Rule 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2008.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the quarter ended September 30, 2008.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended September 30, 2008.

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

Date: November 14, 2008

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