Form 10-K
period 2008-12-31
American Lorain CORP
filed 2009-04-13
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value 0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐            No ☒

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter were 8,627,549 and $28,039,534.25, respectively.

There were 25,177,640 shares of common stock outstanding as of April 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III will either be included in the registrant’s definitive information statement filed with the Securities and Exchange Commission or filed as an amendment to this Form 10-K no later than 120 days after the end of the registrant’s fiscal year, to the extent required by the Securities Exchange Act of 1934, as amended.

i

PART I

Item 1. BUSINESS

Conventions

In this annual report on Form 10-K:

  “We,” “us” and “our” refer to the combined business of ALC, ILH and their direct and indirect Chinese operating subsidiaries.
  “ALC” refers to American Lorain Corporation, a Delaware corporation (formerly known as Millennium Quest, Inc.).
  “ILH” refers to International Lorain Holding, Inc., a Cayman Islands company that is wholly- owned by ALC.
  “Junan Hongrun” refers to Junan Hongrun Foodstuff Co., Ltd.
  “Luotian Lorain” refers to Luotian Green Foodstuff Co., Ltd.
  “Beijing Lorain” refers to Beijing Green Foodstuff Co., Ltd.
  “Shandong Lorain” refers to Shandong Green Foodstuff Co., Ltd.
  “RMB” refers to Renminbi, the legal currency of China.
  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.
  “China” and “PRC” refer to the People’s Republic of China.

Overview of Our Business

We are an integrated food manufacturing company with headquarters in Shandong Province, China. We develop, manufacture and sell the following types of food products:

  chestnut products,
  convenience foods (including ready-to-cook, or RTC, meals, ready-to-eat, or RTE, meals and meals ready-to-eat, or MRE); and
  frozen, canned, and bulk food.

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 43 foreign countries. We derive most of our revenues from sales in China, Japan and South Korea. Our primary strategy for 2009 is to expand our brand equity in the Chinese market for our chestnut products. We are also working to expand our brand recognition in China for our convenience products and frozen, canned and bulk products. In addition, we are working to expand our marketing efforts in Asia, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Organizational Structure

ALC is a Delaware corporation that was incorporated on February 4, 1986 and was formerly known as Millennium Quest, Inc. Prior to May 3, 2007, when ALC completed a recapitalization, or reverse merger, with ILH, ALC did not engage in active business operations other than to search for a potential acquisition target.

ALC owns 100% of ILH. ILH wholly owns two Chinese operating subsidiaries, Luotian Lorain and Junan Hongrun, directly. In addition, together with Junan Hongrun, ILH wholly owns Beijing Lorain and owns approximately 80% of Shandong Lorain (Shandong Economic Development Investment Co. Ltd. owns approximately 20%). We sometimes refer to our four Chinese operating subsidiaries throughout this annual report on Form 10-K as the Lorain Group Companies. Below is an organizational chart of ALC, ILH and the Lorain Group Companies:

Products

Our products are categorized into the following three segments:

  chestnut products,
  convenience foods, and
  frozen, canned and bulk food.

We produced 234 products in 2008, including 52 new products in our convenience foods segment. We also discontinued 10 products in 2008, primarily in our frozen, canned and bulk food segment.

Our chestnut products and convenience foods were our main profit centers in 2008. Our convenience foods segment has been the fastest growing portion of our business and was one of the main catalysts of our growth during 2008. Frozen, canned and bulk food products accounted for a substantial portion of our revenues in 2008 but generated lower profit margins than our chestnut and convenience products.

Chestnut Products

We believe that we are the largest chestnut processing manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced 53 high value-added processed chestnut products in 2008. In 2008, this segment contributed 63% of our total revenues.

Our best selling products in 2008 included our aerated open-bottom chestnuts, which are chestnuts packaged with nitrogen; sweetheart chestnuts, which are sweet preserved chestnuts; chestnuts in syrup, which are very popular in Japan and South Korea; and chopped chestnut kernels. The majority of our chestnut products are natural and do not contain chemical additives.

The chestnut, in contrast to many other tree nuts, contains small quantities of oil and is very high in complex carbohydrates. This makes them useful for a wider food range than other common nuts. Chestnuts are commonly steamed, boiled, sugar stir-fried, roasted or added into dishes or desserts as an ingredient.

China is the largest grower of chestnuts, followed by South Korea and Japan. In recent years, the chestnut production in South Korea and Japan has declined. This has been attributed to the increasing labor costs and operational costs incurred in growing chestnuts. Because of the declining domestic production, South Korean and Japanese customers have grown to rely more on imported chestnut products. Our strategy is to take advantage of these trends.

We differentiate our chestnut products based on flavor, size and method of packaging. For instance, some of our chestnut products that are sold in Japan are packaged in plastic bags or tin cans, each considered a different product. Similarly, some of our chestnut products are processed with hot water or cold water, each considered a different product.

Chestnut season in China lasts from September to January. We purchase and produce raw chestnuts during these months and store them in our refrigerated storage facilities throughout the year. Once we obtain a purchase order during the rest of the year, we remove the chestnuts from storage, process them and ship them within one day of production.

Convenience Foods

Our convenience food products are characterized as follows:

  Ready-to-cook, or RTC, food products,
  Ready-to-eat, or RTE, food products and
  Meals ready-to-eat, or MRE, food products.

These products are intended to meet the current demands of our customers for safe, wholesome and tasty foods that are easily prepared.

RTCs can be served after a few easy cooking procedures. Typically, when preparing a RTC, customers need only to heat the food in a microwave or boil it for several minutes before eating. Our best selling RTCs in 2008 were cattle bone soup, beef and lamb.

RTEs can be served without any cooking. Our best selling RTEs in 2008 were smoked fish and stewed beef with sauce. Other RTEs include spiced belt fish, cherry tomato, spicy pork fillet, pork and egg roll, pears and pineapples.

MREs are meal kits with self-heating devices. Our MREs are used in both military and civilian uses, such as camping, traveling and other situations in which a person does not have access to traditional cooking supplies and equipment, such as a stove or microwave.

We produce various MREs based on Chinese cuisine, the best sellers of which were our stir fried rice and stir fried noodles in 2008. Other MREs are based on other styles of food, such as Italian cuisine. Many of our convenience products are natural and do not contain chemical additives.

We produced 113 convenience food products in 2008, including 52 new products such as red bean paste products and ready-to-eat meal combo products. In 2008, this segment contributed 19% of our total revenues.

Our convenience foods segment has been the fastest growing portion of our business and was one of the main catalysts of our growth during 2008. We expect our convenience foods segment to continue to be an important area of growth for our business in the future.

Frozen, Canned and Bulk Food

We produce a variety of frozen, canned and bulk foods, including frozen vegetables, frozen fruits, frozen fish, and frozen meats. We produced 68 frozen, canned and bulk food products in 2008. Our best selling frozen, canned and bulk foods in 2008 were frozen peas, frozen corn and frozen mixed vegetables. Many of our bulk food products are natural and do not contain chemical additives.

Our frozen, canned and bulk food business allows us to mitigate the significant production seasonality of chestnut products and to increase the utilization rate of our production capacity. Historically, our frozen, canned and bulk food division has been a significant portion of our business. In 2008, this segment contributed 18% of our total revenues. Gross margins in this segment are lower than the margins for chestnut products and convenience foods, however. Because of this, we expect that the proportionate contribution of this business segment to our total revenues will gradually decline.

Our Manufacturing Facilities

General

We currently manufacture our products in five facilities in China, two of which are located in Junan County, Shandong Province, one in Luotian County, Hubei Province, one in Miyun County, Beijing Province and one leased facility in Dongguan, Guandong Province. The following table indicates the year that operations commenced at each of the facilities and the size of the facilities.

	Year Operations	Construction Size
Facility	Commenced	(square meters)
Junan Hongrun	2002	25,665
Shandong Lorain	1995	15,392
Luotian Lorain	2003	9,558
Beijing Lorain	2003	21,000
Dongguan	2008	5,500

Production Lines

We currently manufacture our products using 21 production lines. Each production line is used to produce between 10 and 50 products. We currently run three types of product lines:

  deep-freezing lines, which are used to freeze raw materials for year-round production and to produce frozen food;
  canning lines, which are used to produce canned products, including chestnut products; and
  convenience food lines, which are used for producing RTCs, RTEs and MREs, all of which have nitrogen preservation capacity.

The production process for our chestnut products initially involves sorting and cleaning the raw chestnuts purchased during the chestnut season. We then store the raw chestnuts in our refrigerated storage facilities throughout the year. Once we obtain a purchase order, we remove the chestnuts from storage and process them by steaming, decladding and deep-freezing the chestnuts, depending on the particular product. We then package and ship the processed chestnuts within one day of production.

The production process of our convenience products generally involves various steps, including soaking, boiling, coating, drying, deep freezing, packing, sealing and sterilizing.

The following table shows the number and types of production lines, the types of products produced and the production capacity at each facility:

Facility	Production Lines	Products
Shandong Lorain	1 Deep-freezing line	Chestnut Products
	1 Convenience food line	Convenience Foods
Frozen, Canned and Bulk Foods
Junan Hongrun	1 Deep-freezing line	Chestnut Products
	4 Canning lines	Frozen, Canned and Bulk Foods
Beijing Lorain	6 Convenience food lines	Chestnut Products
	1 Deep-freezing line	Convenience Foods
Frozen, Canned and Bulk Foods
Luotian Lorain	3 Convenience food lines	Chestnut Products
	2 Deep-freezing lines	Convenience Foods
Frozen, Canned and Bulk Foods
Dongguan factory	2 Convenience food lines	Convenience Foods

We allocate our production lines based upon the location of our facilities to take advantage of efficiencies in the transportation of required raw materials. For example, Junan Hongrun and Shandong Lorain, which manufacture primarily chestnut and frozen, canned and bulk products, are located in Shandong Province, which is China’s largest supplier of fresh produce by volume. Shandong Providence is also a major chestnut producing region. Likewise, all of our fish products are manufactured by Luotian Lorain, because the Luotian region is an area that has an abundance of the fish that we use as raw material.

Our production lines and facilities have all been designed to meet the standards and requirements of our largest customers in Japan, which is our largest export market. We employ advanced methods of quality control and have obtained various certifications for many of our products, packages and processes, including ISO 9000 or ISO 9001 certification for certain of our chestnut and frozen vegetable products, BRC certification for certain of our frozen fruit and vegetable products and HACCP certification for certain of our frozen vegetable, fruit and chestnut products and our bottom-open chestnuts. We believe that our quality controls and standards of products distinguish our products both in domestic and international markets. The import approvals that we have obtained from the Japanese government for our chestnuts and other convenience foods have been helpful in advocating with the Chinese government for domestic approvals to increase our product offerings.

With limited exception, we operate our production lines year round. In the past, when our production was focused almost exclusively on chestnuts, we experienced seasonal underutilization of our product lines. However, our current facilities have a multiple-function design, allowing us to use our production lines for our convenience and frozen, canned and bulk products when we are not producing chestnuts at full capacity. Consequently, as we have increased our processed and convenience food offerings over the last several years, we have generally been able to run our production lines at full capacity throughout the year.

Currently, most of our processed and convenience foods are produced at our Beijing Lorain plant. In 2008, we expanded this facility with the addition of four convenience foods production lines, which increased production capacity by approximately 6,000 metric tons per year.

We believe our facilities are adequate for our current levels of production. We anticipate, however, that we will require additional facilities and/or product lines as our business grows. We are exploring the possibility of alliances with one or more OEM partners for the production, in the short-term, of some of our convenience food products should our facilities be inadequate to meet increasing demand. In 2008, we leased two new convenience foods production lines in Dongguan, Guangdong Province, which increased production capacity by approximately 1,250 metric tons per year to meet our short-term needs. If needed, we may lease additional facilities in 2009. In the long-term, we plan to increase our own production capacity by acquiring or building new facilities, subject to the availability of adequate sources of funding.

Storage Capacity

Storage of our raw materials and inventory is a critical element of our business. Our raw materials and partially finished products need to be preserved in frozen storages (-18ºC to -20ºC) or constant temperature storages (-5ºC to 5ºC). Storage is particularly critical for our chestnut products because chestnuts are a seasonal fruit.

The following table illustrates on a facility by facility basis the type and capacity of our storage resources:

Facility	Storage Type	Number of	Capacity
		Storage Units	(metric tons)
Junan Hongrun	Frozen Storage	7	3,000
	Constant Temperature	8	4,800
Shandong Lorain	Frozen Storage	5	2,000
	Constant Temperature	3	1,500
Luotian Lorain	Frozen Storage	8	4,500
	Constant Temperature	4	2,000
Beijing Lorain	Frozen Storage	6	2,850
	Constant Temperature	3	1,800
Dongguan	Frozen Storage	2	800
	Constant Temperature	1	450
TOTAL		47	23,700

As we have expanded our production capacity, we have also expanded our storage capacity. All of our storage facilities, other than the facility in Dongguan, are owned by us. In 2008, we increased our storage capacity by leasing a warehouse in Dongguan with a storage capacity of 1,250 metric tons. Subject to our ability to obtain construction financing, we plan to expand storage capacity in 2009 by an additional 6,000 metric tons.

Agricultural Operations

We grow and self-supply a portion of our chestnut, fruit and vegetable products. We self-supplied approximately 1% of our raw materials needed in 2008. (See “Raw Materials” below.) We believe, however, that development of agricultural facilities is a good strategy for the long-term. We anticipate that self grown agricultural products will enable us to assure adequacy of supply, promote quality and reduce cost, particularly for our high margin offerings. For example, by growing Korean cultivar chestnuts domestically, we expect to significantly reduce our supply costs for this premium product, while ensuring superior quality.

Lands in which we grow our agricultural products for such products are shown in the following table.

	Area	Location
Harvest	(acres)	(PRC)
Chestnut (South Korean, Japanese, Australian cultivar)	329	Shandong
Chestnut (Japanese cultivar)	165	Beijing
Sticky Corn	329	Beijing
Green Pea & Sweet Corn	297	Beijing
Pumpkin	82	Heilongjiang
Organic Chestnut	165	Beijing
Mixed Vegetables	494	Hebei
Japanese Pumpkin	329	Inner Mongolia
Strawberry	261	Shandong

We began growing chestnuts in 2003. Unlike most vegetables and fruits, chestnut trees have a 3-5 year growing phase before they can be harvested. Our current chestnut planting base has been self-supplying some chestnuts to our production since 2007. By 2010, our current chestnut agricultural operations are projected to harvest approximately 700 metric tons of high-end chestnuts based on the number of trees currently planted and our planned expansion.

We began growing strawberries in 2008 in Shandong. We use these strawberries in some of our frozen fruit products. We plan to continue to expand our agricultural operations over the next few years. Among other things, we plan to increase our self-production in China of Korean cultivar chestnuts. We expect to obtain funding for this expansion through a combination of commercial and government loans, including loans under Chinese government programs to promote agricultural industrialization. There is no assurance, however, that adequate funding for these purposes will be available to us.

Raw Materials

In 2008, approximately 94% of our raw materials consisted of agricultural products, including primarily chestnuts and vegetables, approximately 4% consisted of packaging materials and approximately 2% consisted of condiments such as sugar, salt and flour.

Our Supply Sources

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, red meat, fish, eggs, rice and flour. Because of the diversity of available sources of these raw materials, we believe that our raw materials are currently in adequate supply and will continue to be so in the future.

We obtain our agricultural raw materials from three sources: domestic procurement (excluding self-supply), overseas markets, and self-supply. Domestic procurement accounted for 93.8% of our total raw material costs in 2008, overseas procurement accounted for 5.2% and self-supply accounted for the remaining 1%.

In 2008, we procured approximately 55,643 metric tons of chestnuts and approximately 28,773 metric tons of vegetables and other raw materials from a number of third party suppliers, domestic and overseas, and produced approximately 693 metric tons of chestnuts from our own agricultural operations.

We select suppliers based on price and product quality. We typically rely on numerous domestic and international suppliers, including some with whom we have a long-term relationship. Our top 10 suppliers accounted for 21.3% of the total procurement in 2008 in value terms. We purchase from suppliers and farmers pursuant to supply contracts and underlying purchase orders. We have not entered into any long-term contracts with any of our suppliers.

Our suppliers generally include wholesale agricultural product companies, agricultural associations and distributors. Some raw materials must be imported at higher costs, however. Occasionally, we also work directly with farmers. For instance, we operate an initiative which involves a series of cooperation and lease agreements between Shandong Lorain, Beijing Lorain and local farmers. This initiative involves approximately 1,000 acres of land which is used primarily to produce Japanese and Korean style chestnuts, sticky corn and pumpkins for our operations.

Procurement Cost and Quality Control

To control procurement costs, we have located our facilities near domestic sources of agricultural raw materials. For example, Junan Hongrun and Shandong Lorain are located in Shandong Province, which is China’s largest supplier of fresh produce by volume. Shandong Providence is also a major chestnut producing region. Likewise, all of our fish products are manufactured by Luotian Lorain, because the Luotian region is an area that has an abundance of the fish that we use as raw material. Local procurement reduces our costs, especially transportation costs. It also gives us first-hand harvest and market information, which provides us with an advantage in price negotiations with suppliers.

Some raw materials must be imported at higher cost. As discussed, we have begun to develop our agricultural capabilities in order to control costs, particularly with respect to imported raw materials such as Korean-style chestnuts.

Pricing for agricultural products reflects several external factors, such as weather conditions and commodity market fluctuations, which are beyond our control. We obtain contemporaneous information on local harvests and collect daily reported price information on harvests in other markets from which we procure our products. We also attempt to predict harvest yields in advance based on our information gathering. We use this harvest information to negotiate best pricing with our suppliers.

We impose strict standards on our suppliers. During the harvest season, our internal procurement function may visit our sources of supply to assure that the produce we are purchasing complies with our standards.

Our Customers

We sell our products in 26 provinces and administrative regions in China and 43 foreign countries globally. In 2008, approximately 67% of our sales were made domestically and approximately 33% were to international customers, primarily Japan and South Korea.

Our top ten customers contributed 29.3% of our total revenues in 2008. Approximately 12% and 6.1% of total revenues in 2008 were attributable to revenues from Shandong Lvan Import & Export Co., Ltd., a food trading company in China that distributes a significant portion of our exported products, and Shinsei Foods, a Japanese company and our top customer, respectively.

Domestic

In China, we sell our products through our own sales team and through third-party distributors. We have 36 sales offices in 26 provinces in China. In 2008, we sold approximately 87% of our products directly to our Chinese customers and approximately 13% through third-party distributors.

We sell our products in 30 first-tier cities, including Beijing, Shanghai and Guangzhou, through our own sales efforts in order to capture the profit margin that would otherwise go to intermediate wholesalers and to enhance our brand recognition. Our sales team sells our products directly to supermarket chains, other mass merchandisers, large wholesalers and others in these markets. In second-tier and third-tier cities, we currently sell our products to third-party distributors, such as food companies or trading companies with established distribution channels in such regions, rather than through our own sales team, in order to enable us to penetrate such markets more quickly without spending significant capital. We also sell to small customers through independent sales representatives.

Generally, our direct sales customers are required to pay us on 30 to 60 day credit terms. Third-party distributors, however, generally do not pay on credit, allowing us to obtain quicker payment terms and thereby decrease our accounts receivables.

The terms of a typical sales contract between us and our distributors provide that we are responsible for transportation costs and the distributors are responsible for storage costs. Furthermore, the distributors have the right to return produce that fails to satisfy specified quality standards, at our cost. The majority of such contracts require the distributors to pay us in cash in full upon delivery, and the remaining contracts provide for short-term credit, usually two to three weeks. In addition, we typically offer a distributor performance-based incentives, such as a cash bonus equal to 1% of total revenues generated by such distributor which exceed previously established sales targets.

We plan to gradually increase the portion of sales to our direct sales customers in order to capture the profit margin that would otherwise go to intermediate wholesalers and to enhance our brand recognition. Such plans are subject to our customers’ ability to make timely payments, which has been a concern for us. (See “Risk Factors” below.)

International

Our export sales destinations include:

  Asia, primarily Japan, South Korea and Malaysia, but also Singapore and Taiwan.
  Europe, primarily Belgium and the United Kingdom, but also France, Germany, the Netherlands, Spain, and Sweden;
  the Middle East, primarily Saudi Arabia, Kuwait and the United Arab Emirates; and
  North America, including the United States and Canada.

In 2008, approximately 93.5% of our international sales were in Asia and approximately 6% were in Europe.

We sell our products to international markets through Shandong Lvan, a food trading company in China, other export companies in China, and our own sales team located in China. Our sales team sells directly to wholesalers, food processors and mass merchandisers. Many of our customers are well known in their local food market. We have established long-term relationships with many international customers, especially in Japan and South Korea. We currently have no sales offices outside of China and do not currently use alternative methods to sell our products outside of China. We attend trade shows in Europe and other international markets in order to promote our products.

Prior to our reorganization into a U.S. entity, we had sales to several countries that are the subject of trade sanctions imposed by the United States government. Following our reorganization, we ceased all sales activities to these countries. We actively review the destination countries for our products, including products resold by our customers, to assure that we are not in violation of applicable U.S. trade sanctions.

Our Sales and Marketing Efforts

We seek to expand our customer base by:

  direct sales communications with our larger customers;
  sales through distributors to new customer bases;
  referrals from existing customers; and
  participation in domestic and international food exhibitions and trade conferences.

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. As more capital becomes available for these purposes, we intend to increase our advertising and branding efforts. For the near future, our marketing efforts will continue to focus primarily on the domestic Chinese market for our chestnut products.

Competition and Market Position

The overall food market is diverse, both globally and in China. We do not have a significant market share in any of our business segments.

Chestnut Products

We compete in the chestnut market primarily on the basis of the uniqueness of our products, quality, price and brand recognition. We also utilize our proprietary, patented and patent-pending technology in the production of our chestnut products to our competitive advantage.

The world market for chestnut products is highly fragmented. Our principal competitors in the chestnut product market are currently Hebei Liyun, a Chinese company, and Foodwell Corporation, a South Korean company.

Convenience Food Products

Convenience food products market competition is based mostly upon quality and product variety. We attempt to use our modern food processing technology, such as nitrogen preservation, to produce a wide variety of high quality convenience foods.

The convenience food market in China is highly fragmented and we do not face competitive pressure from any particular competitor or small group of competitors.

Frozen, Canned and Bulk Food Products

In the frozen, canned and bulk food product market, competition is based primarily upon quality, ability to provide a reliable product supply and customer relationships.

Our strongest competitors in the frozen, canned and bulk food products market are currently Weitang Langdong, Yuyao Hongji Food Co. Ltd. and Yantai Pengshun Food Co. Ltd., all of which are located in China.

Competitive Advantages

We believe that we enjoy a number of competitive advantages, both domestically and internationally.

We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. Our customers are willing to pay a premium for some of our chestnut products because of our brand equity. In addition, we believe that we have a strong distribution channel for our products in the markets in which we currently operate.

We believe that we are able to provide our customers with greater selection and a more reliable supply than many of our competitors, which is especially important for our supermarket chain and large wholesaler customers. We produced 234 products in 2008. We believe that we are the sole provider of certain bottom-open chestnut and sweetheart chestnut products in China.

Labor is a large portion of total operating costs for food companies. We believe that we have a lower labor cost structure and a more abundant labor supply than many of our international competitors.

We are focused on managing our costs in other ways as well. We seek to locate our production facilities in close proximity to our main domestic sources of raw materials supply to reduce transportation costs and give us first-hand knowledge of market factors affecting our cost of raw material supply. Our agricultural self-supply program, while modest at present, is expected to grow and to become a significant element of our cost containment efforts.

We use modern food processing technology and innovation in our formulations and manufacturing processes to create high quality products. Nitrogen preservation in particular, used in the production of convenience foods, is an innovative technology which has not been widely applied in China.

In 2008, our patent application for our technology used to produce sweetheart chestnuts was approved by the State Intellectual Property Office of the PRC. In addition, we are currently in the process of applying for patent protection in the PRC for two of our technologies which support the production of our chestnut and convenience food products. (See “Intellectual Property” below.) We believe that this technology gives us an advantage over our Chinese competitors, allowing us to produce chestnut and convenience food products that are superior in quality and to offer more products varieties.

We believe that our reputation for quality also contributes to our competitiveness. We maintain high food safety standards, in order to satisfy both domestic and international requirements. We regularly test our products for quality and compliance with standards.

Intellectual Property

Trademarks

We use the trademarks TM and TM on all of our products sold in China.

Patents

We have developed the following three proprietary technologies to support our chestnut and convenience food production:

  The sweetheart chestnut is a premium product that is more expensive, and which yields greater profit margins, than our other chestnut products. Our proprietary technology relates to the process for evenly distributing throughout the chestnuts the syrup used to preserve the chestnuts. This technology enhances the texture of the chestnuts, preserves the natural form of the chestnuts and promotes the stability and uniformity of the chestnuts’ sweetness. In 2008, our patent application for this technology was approved by the State Intellectual Property Office of the PRC and is protected by PRC patent law for 20 years. We expect this technology to contribute to the growth of our sales of sweetheart chestnuts, which had been increasing at an annual rate of 60% over the past several years and which increased at an annual rate of 84% in 2008.

  Oden is a popular traditional Japanese dish, typically consisting of boiled eggs, daikon radish, konnyaku and processed fish cakes stewed in a light, soy-flavored dashi broth. Our technology relates to the process used to control the sterilization of the packaging for oden eggs. Our technology enables us to deliver convenience food products with unique freshness and authentic taste. This technology has been an important factor in expanding the market for our convenience foods, particularly in Japan. We are currently in the process of applying for patent protection in the PRC for this technology.

  We have developed technology that allows us to produce an extract from the chestnut’s inner skin. In the past, the chestnut’s inner skin had been discarded as a waste product. Our technology allows us to produce an extract that can then be sold to other food processors, all of whom are currently based in Japan where the chestnut is popular as a nutritional supplement. These processors package and sell the extract for use as a food and drink additive. We are currently in the process of applying for patent protection in the PRC for this technology.

We take reasonable steps to protect our proprietary information and trade secrets, such as limiting disclosure of proprietary plans, methods and the like on a need-to-know basis and requiring employees with access to our proprietary technology to enter into confidentiality arrangements. We believe that our proprietary technology and trade secrets are adequately protected.

Our Employees

As of December 31, 2008, we had a total of 1,353 full-time employees and 260 part-time employees. 362 of our full-time employees are directly employed by our Shandong Lorain subsidiary and the remainder are employed by Linyi Zhifu Labor Service Company, an outside company that leases employees to us to meet our staffing needs. As required by Chinese law, all employees are party to a written employment contract. We compensate the employees leased from Linyi Zhifu directly and pay Linyi Zhifu a service fee. Linyi Zhifu is responsible for the pension and social insurance benefits of the leased employees, as described below.

The following table sets forth the allocation of employees, both direct and leased, by job function.

Department	Number of Employees

Production	1,171
Quality Control	28
Domestic Sales	26
Human Resources	5
Research and Development	26
International Sales	20
Finance	19
Sourcing	14
Administration	25
Strategic planning	4
Storage and Distribution	13
Employee Relations	2
Total	1,353

We believe that the relationship between management and our employees is good. We have not experienced any significant problems or disruption to our operations due to labor disputes, nor have we experienced any difficulties in recruitment and retention of experienced staff.

Our Shandong Lorain subsidiary has an employee relations department for the purpose of advancing employee welfare, encouraging employee participation in decision making and enhancing relations among employees and between employees and our management team.

We compensate our production line employees by unit produced (piece work) and compensate other employees with a base salary and bonus based on performance. We also provide training for our staff from time to time to enhance their technical and product knowledge, including knowledge of industry quality standards.

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. We were required to contribute to the scheme on behalf of our direct employees at a rate of 24%, 24% and 20% of the average monthly salary for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, we are required by Chinese law to cover our employees with various types of social insurance. We made contributions to the social insurance scheme on behalf of our direct employees at a rate of 4% of the average monthly salary for each employee for the years ended December 31, 2008, 2007 and 2006. As indicated above, Linyi Zhifu is responsible for contributions on behalf of the leased employees.

Our Research and Development Activities

Our research and development efforts are focused on three objectives:

  Superior product safety and quality;
  Reduction of operating costs; and
  Sustaining growth through the development of new products.

We have research and development staff at each of our facilities. In total, 26 employees are dedicated to research and development.

We rely heavily on customer feedback to assist us in the modification and development of our products. We also utilize customer feedback to assist us in the development of new products. Over the past several years, on average, we added 10 to 20 new varieties to our product portfolio each year. In 2008, we added 52 new products, all in our convenience foods segment. Over the past several years, on average, we discontinued approximately three to five products each year. In 2008, we discontinued 10 products, primarily in our frozen, canned and bulk food segment.

The amount we spent on research and development activities during the years ended December 31, 2008, 2007 and 2006 was not a material portion of our total expenses for those years.

Government Regulation

As a manufacturer and distributor of food products, we are subject to regulations of China’s Agricultural Ministry. This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. It also regulates manufacturing practices, including quality assurance programs, for foods through its current good manufacturing practices regulations, and specifies the standards of identity for certain foods, including the products sold by us, and prescribes the format and content of many of the products sold by us, prescribes the format and content of certain nutritional information required to appear on food products labels and approves and regulates claims of health benefits of food products.

We have obtained approvals from Chinese authorities for the production of certain categories of products, including chestnuts, frozen vegetables and fruits, fish, and canned products. Production of new products that do not fall into approved categories of products would require separate approval from the appropriate Chinese authorities. We have consistently obtained such approvals for our newly developed products in the past and do not anticipate any difficulties in obtaining new approvals in the future if needed.

In addition, we are required to obtain governmental approval, and to register with the State Administration for Industry and Commerce, in order to open a new facility in China. We have consistently obtained such approvals, and made such registrations, for our new facilities in the past and do not anticipate any difficulties in obtaining new approvals, filing new registrations, in the future if needed.

Under the relevant Provisions of the PRC on Sanitation of Food for Export (for Trial Implementation), unless an exporter’s products are exempted from inspection, products must be inspected in accordance with the Law of the PRC on Import and Export Commodity Inspection. We have not been exempted from inspection. In the past, we were authorized by the relevant authorities to conduct self-inspection of certain of our export products. However, currently, the relevant authorities have imposed tighter food safety control in China, and as a result, all of our exported food products must be inspected by qualifying government agencies. We believe that all of our exported products are currently in compliance with such requirements and we do not anticipate any difficulties in complying with such rules in the future.

In addition, we are required to obtain a license from the local branch of the Entry-Exit Inspection and Quarantine Bureau of China for our exported products. We have consistently obtained such licenses in the past and we do not anticipate any difficulties in obtaining such licenses in the future.

Item 1A. RISK FACTORS

RISK FACTORS

From time to time, information provided by us, including but not limited to statements in this report, or other statements made by or on our behalf, may contain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those anticipated. Set forth below are important factors that could cause our results, performance, or achievements to differ materially from those in any forward-looking statements made by us or on our behalf.

Business Risks

We may not be able to obtain an adequate supply of high quality raw materials.

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2008, the cost of our raw materials increased from $36,920,585 to $64,980,230, for an increase of approximately 76%. We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The prices that we have paid for our raw materials recently have experienced significant fluctuation. If these price fluctuations continue, our profit margins may be materially adversely affected.

The average price that we paid for chestnuts in 2007 and 2008 was approximately $787 per metric ton and $727 per metric ton, respectively, excluding value added taxes. We do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further, and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

Our sales and reputation may be affected by product liability claims, litigation or, product recalls in relation to our products.

The sale of products for human consumption involves an inherent risk of injury to consumers. We face risks associated with product liability claims, litigation, or product recalls, if our products cause injury or become adulterated or misbranded. Our products are subject to product tampering and contamination, such as mold, bacteria, insects, shell fragments and off-flavor contamination, during any of the procurement, production, transportation and storage processes. If any of our products were to be tampered with, or become tainted in any of these respects, and we were unable to detect this, our products could be subject to product liability claims or product recalls. Our ability to sell products could be reduced if certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of our raw materials or if our raw materials have been contaminated by other agents.

We have never had a product recall in the past but we have experienced product liability claims that were made by our customers. The amounts of such claims were immaterial. However, claims of product defect or product liability for material amounts, individually or in the aggregate, may be made in the future.

We have not procured a product liability or general liability insurance policy for our business, as the insurance industry in China is still in an early stage of development. To the extent that we suffer a loss of a type which would normally be covered by product liability or general liability insurance in the United States, we would incur significant expenses in defending any action against us and in paying any claims that result from a settlement or judgment against us. Product liability claims and product recalls could have a material adverse effect on the demand for our products and on our business goodwill and reputation. Adverse publicity could result in a loss of consumer confidence in our products.

We may be unable to manage future rapid growth.

We have grown rapidly over the last few years. Our sales increased by 377% from $27,735,833 in 2004 to $132,360,317 in 2008. The number of product types we sold increased from approximately 100 in 2004 to approximately 234 in 2008. We intend to continue to expand the volume and variety of products we offer, as well as the geographical scope of our sales and production facilities. Our business growth could place a significant strain on our managerial, operational and financial resources. Our ability to manage future growth will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our workforce. Our personnel, systems, procedures and controls may not be adequate to support our future growth. Failure to effectively manage our expansion may lead to increased costs, a decline in sales and reduced profitability.

Our expansion strategy may not prove successful and could adversely affect our existing business.

Our growth strategy includes the expansion of our manufacturing operations, including new production lines and agricultural operations. We plan to expand our sales in China and internationally. We will need to engage in various forms of promotional and marketing activities in order to further develop the branding of our products and to increase our market share in new and existing markets. The implementation of this strategy may involve large transactions and present financial, managerial and operational challenges. We could also experience financial or other setbacks if any of our growth strategies incur problems of which we are not presently aware. If we fail to generate sufficient sales in new markets or increase our sales in existing markets, we may not be able to recover the production, distribution, promotional and marketing expenses, as well as administrative costs we have incurred in developing such markets.

The acquisition of other businesses could pose risks to our profitability.

We may try to grow through acquisitions in the future. Any proposed acquisition could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our existing business and the market price of our common stock. Acquisitions, in general, entail many risks, including risks relating to the failed integration of the acquired operations, diversion of management’s attention, and the potential loss of key employees of the acquired organizations. We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock.

We are subject to risks of doing business internationally. If the international market does not grow as we expect, our business and financial condition may be adversely affected.

We conduct a substantial amount of business internationally. Our export sales destinations include countries in Asia, Europe, the Middle East and North America. Our international operations are subject to a number of inherent risks, including:

  chestnut products may not be widely recognized internationally, especially in Western countries;
  local economic and political conditions, including disruptions in trading markets;
  restrictive foreign governmental actions, including restrictions on transfers of funds and trade;
  protection measures, including export duties and quotas and customs tariffs;
  currency exchange rate fluctuations;
  earthquakes, tsunamis, floods or other major disasters may limit the imported food products; and
  unexpected incidents related to food safety.

Any of the foregoing risks could have a material and adverse effect on our operating results.

A significant amount of our revenues is dependent on a limited number of customers and the loss of any one of our major customers could materially and adversely affect our growth and our revenues.

A significant portion of our revenues has historically been derived from a limited number of customers, particularly in our chestnut products segment. Sales to our five largest customers accounted for approximately 43%, 31% and 25% of our total revenues in 2006, 2007 and 2008, respectively. The loss of any one of these customers, or a material decrease in purchases by any one of these customers, could adversely impact our revenues.

We rely primarily on distributors to sell our products. Any delays in delivery or poor handling by our distributors or third-party transport operators may affect our sales and damage our reputation.

In 2008, we sold our products through over 30 distribution service providers. The services provided by these providers could be suspended and could cause interruption to the supply of our products to domestic or overseas customers. Delivery disruptions may occur for various reasons beyond our control, including poor handling by service providers or third party transport operators, transportation bottlenecks, natural disasters and labor strikes, and could lead to delayed, damaged or lost deliveries. If our products are not delivered in a timely manner, our reputation could be harmed. If our products are damaged in the process of being delivered, we may be liable to pay for such damages incurred.

Failure of the market to accept our new products, or failure to obtain regulatory approval for our new products, may cause us to lose our competitive position in the food industry.

We introduced 20 new products in 2007 and 52 new products in 2008. We plan to introduce about 20 new products in 2009. The success of the new products we introduce depends on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences. We intend to introduce new products as well as alternative flavors, sizes and packaging for our existing products. We may not be able to gain market acceptance for our new products. Consumer preferences change, and any new products that we introduce may fail to meet the particular tastes or requirements of consumers, or may be unable to replace their existing preferences. Our failure to anticipate, identify or react to these particular tastes or changes could result in reduced demand for our products, which could in turn cause us to be unable to recover our development, production and marketing costs.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our research and development, operations and revenue.

The Lorain Group Companies were founded in 1995 by Si Chen, our Chairman and Chief Executive Officer. Mr. Chen, together with other senior management, has been a key driver of our strategy and has been fundamental to our achievements to date. The successful management of our business is, to a considerable extent, dependent on the services of Mr. Chen and other senior management. We compete for qualified personnel with other food processing companies, food retailers and research institutions. Consequently, we may either lose key employees to our competitors or we may need to significantly increase the compensation of such employees in order to retain them. The loss of the services of any key management employee or failure to recruit a suitable or comparable replacement could have a significant impact upon our ability to manage our business effectively, and our business and future growth may be adversely affected.

We face increasing competition from domestic and foreign companies.

The food industry in China is fragmented. Our ability to compete against other national and international enterprises is, to a significant extent, dependent on our ability to distinguish our products from those of our competitors by providing large volumes of high quality products that appeal to consumers’ tastes and preferences at reasonable prices. Some of our competitors have been in business longer than we have and are more established. Our competitors may provide products comparable or superior to those we provide or adapt more quickly than we do to evolving industry trends or changing market requirements. Increased competition may result in price reductions, higher raw materials prices, reduced margins and loss of market share, any of which could materially adversely affect our profit margins.

An increase in the cost of energy could affect our profitability.

Recently, we have experienced significant increases in energy costs, and energy costs could continue to rise, which would result in higher distribution, freight and other operating costs. Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases.

Our products are subject to counterfeiting or imitation, which could impact our reputation.

To date, we have experienced limited counterfeiting and imitation of our products. However, counterfeiting or imitation of our products may occur in the future and we may not be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could impact negatively upon our reputation, particularly if the counterfeit or imitation products cause sickness, or injury to consumers. In addition, counterfeit or imitation products could result in our need to incur costs with respect to the detection or prosecution of such activities.

We rely on an outside contractor to provide a majority of our labor.

We have hired Linyi Zhifu Labor Service Company to provide employees to our production facilities. Should Linyi Zhifu Labor Service Company be unable to continue to provide the number of employees we need, our production could be disrupted. In addition, Linyi Zhifu Labor Service Company could raise their service fees or terminate their relationship with us in the future, which may result in increased production costs.

Regulatory Risks

We are subject to extensive regulations by the Chinese government.

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

Our failure to comply with PRC environmental laws may require us to incur significant costs.

We carry on our business in an industry that is subject to PRC environmental protection laws and regulations. These laws and regulations require enterprises engaged in manufacturing and construction that may cause environmental waste to adopt effective measures to control such waste. In addition, such enterprises are required to pay fines, or to cease operations entirely under extreme circumstances, should they discharge waste substances. The Chinese government may also change the existing laws or regulations or impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditures, which we may be unable to pass on to our customers through higher prices for our products.

Our failure to comply with PRC hygiene laws may require us to incur significant costs.

Manufacturers in the Chinese food industry are subject to compliance with PRC food hygiene laws and regulations. These food hygiene laws require all enterprises engaged in the production of chestnuts and various vegetables and fruits to obtain a hygiene license for each of their production facilities. Such laws also require manufacturers to comply with regulations with respect to food, food additives, packaging, and food production sites, facilities and equipment. Failure to comply with PRC food hygiene laws may result in fines, suspension of operations, loss of hygiene licenses and, in more extreme cases, criminal proceedings against an enterprise and its management. The Chinese government may also change the existing laws or regulations or impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditures, which we may be unable to pass on to our customers through higher prices for our products.

Financial Risks

Our operations are cash intensive, and our business could be adversely affected if we fail to maintain sufficient levels of working capital.

We spend a significant amount of cash on our operations, principally to procure raw materials for our products. Many of our suppliers, including chestnut, vegetable and fruit farmers, and suppliers of packaging materials, do not allow us to pay on credit. However, some of the suppliers with whom we have a long-standing business relationship allow us to pay on credit. In 2008, we paid for approximately 10% of our raw materials on credit. We fund the majority of our working capital requirements out of cash flow generated from operations. If we fail to generate sufficient sales, or if our suppliers stop offering us credit terms, we may not have sufficient liquidity to fund our operating costs and our business could be adversely affected.

We also fund approximately 40% of our working capital requirements from the proceeds of short-term loans from Chinese banks. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our average loan balance from short-term bank loans in 2008 was approximately $24 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, in 2007 and 2008, we funded approximately $3.8 million, in the aggregate, of our working capital requirements from the proceeds of a private placement transaction conducted in May 2007. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

Management anticipates that our existing capital resources and cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements through 2009. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are extremely difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

The current economic and financial crisis may have a material adverse effect on our results.

The crisis of the financial and credit markets worldwide in the second half of 2008 has led to a severe economic recession worldwide, and the outlook for 2009 is uncertain. A continuation or worsening of unfavorable economic conditions, including the ongoing credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial condition in a number of ways. For example, we may experience declines in revenues, profitability and cash flows as a result of reduced orders, delays in receiving orders, delays or defaults in payment or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. In addition, changes and volatility in the equity, credit and foreign exchange markets and in the competitive landscape make it increasingly difficult for us to predict our revenues and earnings into the future.

We are subject to credit risk in respect of account receivables.

In 2007 and 2008, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. In 2008, we shortened credit terms for many of our international and domestic distributors from between 30 and 180 days to between 30 and 60 days. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

The discontinuation of any preferential tax treatment or other incentives currently available to us in the PRC could materially and adversely affect our business, financial condition and results of operations.

Our subsidiaries are entitled to certain special or preferential tax treatments regarding foreign enterprise income tax in accordance with the “Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises” and related rules.

Accordingly, we have been entitled to tax concessions whereby the profit for the first two financial years beginning with the first profit-making year (after setting off tax losses carried forward from prior years) is exempt from income tax in the PRC and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing tax rates set by the relevant tax authorities. However, on March 16, 2007, the PRC’s National People’s Congress passed a new corporate income tax law, which became effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate, cost deduction and tax incentive policies for both domestic and foreign-invested enterprises. According to the new corporate income tax law, the applicable corporate income tax rate of our operating subsidiaries has been increased to a rate of 25% over a five-year grandfather period. This tax rate increase applies across the board, for all enterprises whether domestic or foreign. The PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008, to continue utilizing the tax holidays until fully utilized. The discontinuation of any such special or preferential tax treatment or other incentives could have an adverse affect on our business, financial condition and results of operations.

In addition, under current PRC tax law, regulations and rulings, dividends from our operations in China paid to us are not currently subject to PRC income tax. If these distributions become subject to tax in the future, our net income would be adversely affected.

We may enter into additional financing agreements which may have a dilutive effect to our earnings per share and the rights of certain stockholders.

Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. For instance, we may grant registration rights to investors purchasing our equity or debt securities in the future.

We may be unable to raise additional capital.

If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

We may be exposed to potential risks relating to our internal control over financial reporting and our ability to have such controls attested to by our independent auditors.

The SEC, under Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to provide in their annual reports on Form 10-K a report by management with respect to the company’s disclosure controls and procedures and internal control over financial reporting. We are currently required to comply with this requirement. In addition, such rules require the independent registered public accounting firm auditing a company’s financial statements to attest to the operating effectiveness of such company’s internal controls. However, we are not subject to the requirements of SOX 404(b) until our fiscal year ended December 31, 2009. We can provide no assurance that we will comply with all of the requirements imposed thereby. Further, we cannot assure that we will receive a positive attestation from our independent auditors. Investors and others may lose confidence in the reliability of our financial statements in the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or if we are unable to receive a positive attestation from our independent auditors with respect to our internal controls.

Risks Related To Doing Business In China

Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country. However, the Chinese government could change these economic reforms at any time. Such changes could negatively impact our operations and profitability.

The structure of the Chinese economy may inhibit our ability to expand our business.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in several ways. For example, state-owned enterprises constitute a large portion of the Chinese economy. In addition, weak corporate governance practices and the lack of flexible currency exchange policies continue to persist. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. Laws, regulations and legal requirements relating to foreign investments in China are still evolving, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign enterprises to hold required business licenses and permits.

It may be difficult for our stockholders to affect service of process against our subsidiaries or our officers and directors.

Our operating subsidiaries were organized under the laws of China and substantially all of their assets are located outside the U.S. In addition, our executive officers and directors are residents of China and substantially all of their assets are located outside the U.S. As a result, it could be difficult for our stockholders to affect service of process in the U.S., or to enforce a judgment obtained in the U.S., against our officers and directors.

Inflation in China may inhibit our ability to conduct business profitably in China.

In recent years, the Chinese economy has experienced periods of rapid expansion. During the past ten years, the rate of inflation in China has been as high as 5.8% and as low as -1.4% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to limit inflation. High inflation in the future may cause the Chinese government to impose controls on credit or prices, or to take other actions which could inhibit economic activity in China, and thereby harm the market for our products.

Likewise, negative inflation could have an unfavorable effect on our business profitability in China. Negative inflation may cause a period where consumers are reluctant to spend, as consumers anticipate lower prices for products in the future. In the event of negative inflation, the Chinese government may impose controls on credit or prices, or take other actions which could inhibit economic activity, harming the market for our products.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues are settled in Renminbi and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividends or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain. For instance, foreign enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. The Chinese regulatory authorities may impose more stringent restrictions on the convertibility of the Renminbi in the future.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may have negative effects on our company.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), further expanded the reach of Circular 75.

ILH acquired certain interests in the Lorain Group Companies controlled by Si Chen, our Chairman and Chief Executive Officer. Pursuant to Notice No. 75 and Notice 106, if a PRC resident has completed a round-trip investment through its established SPV but has not yet completed the required procedures of SAFE registration for offshore investment of the SPV, he must retroactively register the SPV with SAFE.

In order to avoid such SAFE registration requirements, a Japanese individual, Hisashi Akazawa, was designated as a nominee holder of ILH when ILH was established. Mr. Akazawa granted an option to our Chairman and Chief Executive Officer, Mr. Chen, allowing Mr. Chen to buy 90% of Mr. Akazawa’s interest in the Company at a fixed price at a future time in accordance with the terms of an option agreement between the two parties. On December 22, 2008, Mr. Chen exercised this option. In addition, on that date, Mr. Chen acquired all of the remaining shares of our company held by Mr. Akazawa. As a result, Mr. Chen is the beneficiary of ILH and may be required to register with and obtain approvals from SAFE or its agency in connection with respect to the direct offshore investment activities related to the acquisition of the Lorain Group Companies.

If the failure to identify and characterize Mr. Chen as a beneficial owner of ILH is determined by the PRC authorities to be a serious violation of the requirements of the PRC Company Law and the PRC Regulation of Registration of Companies, the Lorain Group Companies may be ordered by the company registration authority in the PRC to make corrections on its filed registration, to be fined an amount no less than RMB 5,000 and no more than RMB 50,000 or, in the worse scenario, to have its company registration certificate revoked or its business licenses canceled.

Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies, such as our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities including the remittance of dividends and foreign currency-denominated borrowings. In addition, our PRC resident beneficial holders may be subject to compliance with Circular 75. Such holders may not be able to complete the necessary registration procedures required by Circular 75.

Our financial condition is affected by the foreign exchange rate between the U.S. dollar and the Renminbi.

Our financial condition is affected by the foreign exchange rates, primarily the rate between the U.S. dollar and the Renminbi.  In the event that the Renminbi appreciates against the U.S. dollar, our costs will increase.

Risks Related To the Market For Our Stock

Certain of our stockholders have the ability to delay or prevent adoption of important business decisions based on their ownership of a significant percentage of our outstanding voting securities.

Mr. Chen is the record owner of approximately 64.8% of our outstanding voting securities. As a result, he possesses significant influence over our business. For instance, Mr. Chen may elect our board of directors, authorize significant corporate transactions or prevent a future change in control of our company.

Our common stock is quoted on the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. Liquidity in the OTC Bulletin Board is significantly more limited than U.S. national exchanges. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define “penny stocks” to be an equity security that has a market price of less than $5.00 per share. As of April 1, 2009, the closing price for our common stock was $0.88 per share and our recent trading history has also shown prices below $5.00 per share. As a “penny stock,” our common stock is subject to Rule 15g-9 under the Exchange Act of 1934, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Our common stock may not qualify for exemption from the Penny Stock Rule at all times. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b) (6) of the Securities Exchange Act of 1934, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change- in-control.

Our Certificate of Incorporation authorizes our board of directors to issue up to 5,000,000 shares of preferred stock without stockholder approval. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may contain voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights and redemption rights provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult to acquire our company and could negatively affect the market price of our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our primary facilities, which are owned except where otherwise indicated, are as follows:

Facility	Location	Approximate Size	Owned or Leased
		(Square Meters)

Shandong Lorain	Junan County, Shandong Province, PRC	31,459	Owned
Junan Hongrun	Junan County, Shandong Province, PRC	171,931	Owned
Luotian Lorain	Luotian County, Hubei Province, PRC	54,251	Owned
Beijing Lorain	Miyun County, Beijing Province, PRC	22,677	Owned
Dongguan Lorain	Dongguan County, Guandong Province, PRC	5,472	Leased

We also own or lease space for additional facilities, including refrigerated storage facilities, and smaller offices, including sales offices, located in China.

In the aggregate, we currently have land use rights to, or lease, 72 properties with approximately 285,791 square meters in the aggregate, consisting of manufacturing facilities, office buildings and land reserved for future expansion. We believe our current facilities provide adequate capacity for our current and projected needs.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Our common stock is quoted on the FINRA Over-the-Counter Bulletin Board under the symbol “ALRC.OB”. As of April 1, 2009, the closing price for our common stock was $0.88 per share.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. In the third quarter of 2007, we effected a one-for-32.84 reverse split of our common stock, reflected in the table below beginning with such quarter. Shares of our common stock were sparsely traded until May 2008.

	Bid Prices
	High	Low
Fiscal Year Ended December 31, 2008
First Quarter	$23.00	$7.90
Second Quarter	19.50	2.00
Third Quarter	3.25	2.10
Fourth Quarter	2.15	0.80

Fiscal Year Ended December 31, 2007
First Quarter	N/A	N/A
Second Quarter	0.95	0.25
Third Quarter	9.00	0.20
Fourth Quarter	8.00	3.00

Approximate Number of Holders of Our Common Stock

On April 9, 2009, there were 155 stockholders of record of our common stock.

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

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an integrated food manufacturing company with headquarters in Shandong Province, China. We develop, manufacture and sell the following types of food products:

  chestnut products,
  convenience foods (including ready-to-cook, or RTC, meals, ready-to-eat, or RTE, meals and meals ready-to-eat, or MRE); and
  frozen, canned, and bulk food.

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We believe that we are the largest chestnut processing manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced 53 high value-added processed chestnut products in 2008. We derive most of our revenues from sales in China, Japan and South Korea. Our primary strategy for 2009 is to expand our brand equity in the Chinese market for our chestnut products. We are also working to expand our brand recognition in China for our convenience food products and frozen, canned and bulk food products. In addition, we are working to expand our marketing efforts in Asia, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2008, the cost of our raw materials increased from $36,920,585 to $64,980,230, for an increase of approximately 76%. We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The average price that we paid for chestnuts in 2007 and 2008 was approximately $787 per metric ton and $727 per metric ton, respectively, excluding value added taxes. We do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

Uncertainties that Affect our Financial Condition

We spend a significant amount of cash on our operations, principally to procure raw materials for our products. Many of our suppliers, including chestnut, vegetable and fruit farmers, and suppliers of packaging materials, require us to pay for their supplies in cash on the same day that such supplies are delivered to us. However, some of the suppliers with whom we have a long-standing business relationship allow us to pay on credit. In 2008, we paid for approximately 10% of our raw materials on credit. We fund the majority of our working capital requirements out of cash flow generated from operations. If we fail to generate sufficient sales, or if our suppliers stop offering us credit terms, we may not have sufficient liquidity to fund our operating costs and our business could be adversely affected.

We also fund approximately 40% of our working capital requirements from the proceeds of short-term loans from Chinese banks. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our average loan balance from short-term bank loans in 2008 was approximately $24 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, in 2007 and 2008, we funded approximately $3.8 million, in the aggregate, of our working capital requirements from the proceeds of a private placement transaction conducted in May 2007. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

We anticipate that our existing capital resources and cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements through 2009. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are extremely difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

The crisis of the financial and credit markets worldwide in the second half of 2008 has led to a severe economic recession worldwide, and the outlook for 2009 is uncertain. A continuation or worsening of unfavorable economic conditions, including the ongoing credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial condition in a number of ways. For example, we may experience declines in revenues, profitability and cash flows as a result of reduced orders, delays in receiving orders, delays or defaults in payment or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. In addition, changes and volatility in the equity, credit and foreign exchange markets and in the competitive landscape make it increasingly difficult for us to predict our revenues and earnings into the future.

In 2007 and 2008, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. In 2008, we shortened credit terms for many of our international and domestic distributors from between 30 and 180 days to between 30 and 60 days. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, and the differences between the two periods expressed in dollars and percentages:

(in thousands of U.S.			Increase/Decrease	Increase/Decrease
dollars)	2008	2007	($)	(%)
Revenue	132,360	82,094	50,266	61%
Cost of Revenue	(101,213)	(61,932)	(39,281)	63%

Gross profit	31,147	20,162	10,985	54%

Operating Expenses:
Selling and Marketing	(6,166)	(2,623)	(3,543)	135%
General and administrative	(4,048)	(2,865)	(1,183)	41%

Income from continuing operations	20,933	14,674	6,259	43%

Non-operating Income (Expenses):
Investment Income		5	(5)	-100%
Government grant	329	1,373	(1,044)	-76%
Interest income	99	209	(110)	-53%
Other income	251	155	96	62%
Other expense	(162)	(1,446)	1,284	-89%
Interest Expense	(2,770)	(2,376)	(394)	17%

Income before taxes	18,681	12,595	6,086	48%
Income Taxes	(3,003)	(2,135)	(868)	41%
Income before Minority Interest	15,678	10,460	5,218	50%
Minority Interest	(974)	(715)	(259)	36%

Net Income	14,703	9,745	4,958	51%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue

Net Revenues. Net revenues increased by $50.3 million, or approximately 61.2%, to $132.4 million in 2008 from $82.1 million in 2007. This increase was attributable to the increased revenues generated from sales of each of our product segments, as reflected in the following table:

(in thousands of U.S. dollars)	2008 Revenues	2007 Revenues	Increase	Increase
	($)	($)	($)	(%)
Chestnut Products	83,028	45,799	37,228	81.3%
Convenience Products	25,737	15,289	10,448	68.3%
Frozen, Canned and Bulk	23,596	21,007	2,589	12.3%
Products
Total	132,360	82,095	50,265	61.2%

We believe that the increases reflected in the table above are attributable to the following factors, by percentage:

Category	Chestnut Products	Convenience Products	Frozen, Canned and
			Bulk Products
Increase in volume sold	62.8%	84.1%	-75.6%
Increase in average sales price	18.0%	-5.3%	154.0%
Increase in value of the U.S. dollar	19.2%	21.2%	21.6%

The greatest increase in volume sold in 2008, as compared to 2007, was in the domestic PRC market. Revenues from sales in this market increased by approximately $42.9 million, or approximately 88%, in 2008. As a percentage of total revenues, revenues from sales in the domestic PRC market increased to approximately 69% from approximately 59% in 2007.

In addition, in 2008, revenues from sales to Japan, South Korea, France and the UK increased, in the aggregate, approximately $10.1, or 42%, compared to 2007, partially offset by a decrease of an aggregate of $0.57 million, or 54%, of sales to the United States compared to 2007. See Note 16 to the financial statements contained elsewhere in this report for more information on the breakdown of our sales per geographic region.

Cost of Revenues. Our cost of revenues increased $39.3 million, or approximately 63%, to $101.2 million in 2008 from $61.9 million in 2007. This increase was attributable to the following factors, by percentage:

Allocation of
Increase in Cost of
Revenues

Category	(%)
Raw Materials	76
Currency (RMB) Appreciation	11
Other Allocated Overhead (utilities, freight, equipment consumables)	6
Wages	6
Depreciation	1

Raw material costs increased to $64,980,230, or approximately 76%, in 2008 from $36,920,585 in 2007. This increase was attributable to the increase by approximately 40% and 472%, respectively, in the volume of raw chestnuts and meats purchased in 2008, when compared to 2007. This increase was offset by a decrease of approximately 50% in the volume of raw vegetables and fruits purchased in 2008, when compared to 2007. We purchased a significantly higher volume of raw meat for use in our convenience products because our sales of such products increased significantly in 2008. We purchased a significantly lower volume of raw fruits and vegetables for use in our frozen, canned and bulk products because the price of fruits and vegetables increased significantly in 2008, resulting in less demand for such products.

The following table reflects the changes in our cost of revenues in 2008 as compared to 2007 among our different segments:

(thousands of U.S. dollars)	2008 Cost of Revenues	2007 Cost of Revenues	Increase/ (Decrease)
	($)	($)	(%)
Chestnut Products	62,092	33,455	85.6%
Convenience Products	20,258	11,837	71.1%
Frozen, Canned and Bulk	18,863	16,640	13.4%
Products
Total	101,213	61,932	63.4%

Gross Profit. Our gross profit increased $10.9 million, or 54.5%, to $31.1 million in 2008 from $20.2 million in 2007 as a result of higher net revenues, partially offset by higher cost of revenues, for the reasons indicated above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased approximately $3.6 million, or 135%, to $6.2 million in 2008 from $2.6 million in fiscal year 2007. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

(in thousands of U.S. dollars)	Increase in costs in 2008 over 2007
Shipping and inspection fees	1,437
Port surcharges	1,373
Tariffs	288
Supermarket fees	161
Wages (sales personnel)	59

The increases listed in the table above were partially offset by an aggregate of $114,834 of decreases of other factors, including customer lodging, phone, postage and courier charges, toll road expense, warehousing costs and expenses for professional movers.

General and Administrative Expenses. Our general and administrative expenses increased approximately $1.1 million, or 41.3%, to $4.0 million in 2008 from $2.9 million in 2007. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

(in thousands of U.S. dollars)	Increase in costs in 2008 over 2007
Personnel Benefits (non-wage benefits)	1,437
Consultation fees	1,373
Entertainment	288
Insurance fees	161
Research and development fees	59

Government Subsidy Income

Government subsidy income decreased from approximately $1.4 million in 2007 to approximately $329,000 in 2008, representing grants received from the local Beijing County, Junan County and Miyun County governments to assist us in our reconstruction of our Beijing facility following the outbreak of a fire in that facility in May 2007.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $6.1 million, or 48.3%, to $18.7 million in 2008 from $12.6 million in 2007 as a result of higher revenues, partially offset by higher costs of revenues and operating expenses, for the reasons indicated above.

Income Taxes

Income taxes increased $0.87 million, or 40.7%, to $3.0 million in 2008, as compared to $2.1 million in 2007. This increase was attributable to the higher income earned in 2008 as compared to 2007.

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises, without any tax holiday. However, the PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008 to continue utilizing such tax holidays until they are fully utilized.

The income tax rates applicable to our Chinese operating subsidiaries in 2007, 2008, and 2009 are depicted in the following table:

Income Tax	2007	2008	2009
Junan Hongrun	15%	15%	25%
Luotian Lorain	0%	15%	15%
Beijing Lorain	0%	0%	15%
Shandong Lorain	30%	25%	25%

Minority Interest. The Company holds 80.2% of the equity of its subsidiary Shandong Lorain, which is reflected in the minority interest of $0.97 million in 2008 and $0.72 million in 2007.

Net Income.

Net income increased $4.9 million, or 50.9%, to $14.7 million in 2008 from $9.7 million in fiscal year 2007, as a result of the factors described above.

Liquidity and Capital Resources

General

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products and expansion of our facilities. In the past, our primary sources of financing have been cash generated from operations and short-term loans from banks in China. In 2007, we obtained approximately $19 million from a private placement transaction. Proceeds from such transaction, together with cash generated from operations and short-term bank loans, have been used to fund our working capital needs. We used most of the proceeds of the private placement to build infrastructure at several of our facilities. At December 31, 2008, total unused proceeds from the private placement were $0, as compared to approximately $6.5 million at December 31, 2007. At December 31, 2008, cash and cash equivalents (including restricted cash) were $6.6 million, as compared to $8.8 million at December 31, 2007.

We expect to continue to finance our operations and working capital needs in 2009 from cash generated from operations and short-term bank loans. In addition, we currently plan to finance or refinance approximately $23 million in the form of short-term bank loans in 2009. Currently, we have negotiated loans with certain banks in China for an aggregate of $25 million. We expect that anticipated cash flows from operations and short-term bank loans will be sufficient to fund our operations through at least the next twelve months.

If available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide required liquidity. Currently, the capital markets for small capitalization companies are extremely difficult. Accordingly, we cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flows Data:
(in thousands of U.S. dollars)	For year ended December 31,
	2008	2007
Net cash flows provided by (used in) operating activities	19,508	(3,585)
Net cash flows provided by (used in) investing activities	(20,316)	(12,440)
Net cash flows provided by (used in) financing activities	(8,134)	19,664

Operating Activities

Net cash provided by operating activities for 2008 was $19.5 million and net cash used in operating activities for 2007 was $3.6 million. The increase of approximately $23.1 million in net cash flows provided by operating activities resulted primarily from an increase in net income of approximately $5.0 million, a decrease in accounts receivable of approximately $38.4 million and a decrease in inventories of approximately $1.6 million, partially offset by a decrease in accounts payable of approximately $21.2 million. In 2008, we increased our direct sales to third-party distributors, who generally do not pay on credit, thereby decreasing our accounts receivables. In addition, we were required to pay our suppliers on shorter terms, thereby decreasing our accounts payable.

Investing Activities

Our uses of cash for investment activities are primarily payments for the acquisition and construction of property, plants and equipment.

Net cash used in investing activities for 2008 was $20.3 million and $12.4 million, respectively, for 2008 and 2007. The increase of approximately $7.9 million resulted primarily from an increase of $7.5 million in the construction of refrigerated storage, vegetable tents and of comprehensive workshops for the processing of chestnut and other food products in 2008.

Financing Activities

Net cash used in financing activities for 2008 was $8.1 million and net cash provided by financing activities for 2007 was $19.7 million. The increase of approximately $27.8 million in net cash used by financing activities resulted primarily from a decrease of $17.3 million in paid-in capital provided in connection with a private placement in 2007 and an increase of approximately $22.6 million in bank repayments, partially offset by an increase of approximately $9.7 in bank borrowings and $2.5 million in proceeds from notes.

Loan Facilities

As of December 31, 2008, the amounts and maturity dates for our bank loans were as follows:

All amounts, other than percentages, in thousands of U.S. dollars.

Banks	Amounts	Beginning	Ending	Interest Rate	Duration
Beijing Miyun County Shilipu Rural Financial Institution	2,772.02	9/30/2008	9/30/2009	8.54%	12 months
Bank of Beijing	291.79	7/28/2008	7/28/2009	7.72%	12 months
Junan County Industrial and Commercial Bank	145.90	1/11/2008	1/10/2009	6.12%	12 months
Junan County Industrial and Commercial Bank	240.04	11/21/2008	2/19/2009	3.17%	3 months
Junan County Industrial and Commercial Bank	393.92	9/12/2008	3/4/2009	8.54%	4 months
Junan County Industrial and Commercial Bank	120.76	11/28/2008	2/26/2009	10.18%	3 months
Junan County Industrial and Commercial Bank	173.67	12/5/2008	3/5/2009	10.18%	3 months
Junan County Industrial and Commercial Bank	118.16	11/21/2008	2/19/2009	3.17%	3 months
Junan County Construction Bank	25.17	9/25/2008	12/24/2008	7.45%	3 months
Junan County Construction Bank	102.13	9/25/2008	2/24/2009	7.45%	5 months
Junan County Construction Bank	1,575.68	10/22/2008	1/22/2009	10.45%	3 months
Junan County Construction Bank	116.72	11/5/2008	2/3/2009	7.24%	3 months
Junan County Agriculture Bank	583.58	8/7/2008	8/6/2009	12.70%	12 months
Junan County Agriculture Bank	656.53	8/22/2008	8/18/2009	12.70%	12 months
Junan County Agriculture Bank	364.74	9/3/2008	8/18/2009	12.70%	12 months
Junan County Agriculture Bank	1,458.96	9/27/2008	3/27/2009	10.56%	6 months
Union Bank (China) Co., Ltd.	1,156.96	1/28/2008	1/14/2009	5.49%	12 months
Linyi Commercial Bank	685.71	2/1/2008	1/5/2009	13.07%	11 months
Linyi Commercial Bank	656.53	2/2/2008	1/12/2009	13.07%	11 months
Linyi Commercial Bank	1,458.96	9/28/2008	1/12/2009	8.58%	4 months
Linyi Commercial Bank	116.72	9/28/2008	1/12/2009	8.58%	4 months
China Agricultural Bank, Luotian Square Branch	817.02	9/8/2008	9/7/2009	7.47%	12 months
China Agricultural Bank, Luotian Square Branch	291.79	9/8/2008	9/7/2009	7.47%	12 months
Bank of China, Junan Branch	4.01	9/19/2006	5/19/2009	7.50%	36 months
Credit union, Junan	43.77	8/6/2008	1/7/2009	8.58%	4 months
Credit union, Junan	43.77	9/11/2008	1/12/2009	8.58%	3 months
Agricultural Development Lutian Government	25.53	1/11/2008	12/11/2011	2.10%	4 years
Union Commercial Bank (China)	551.44	1/29/2008	1/14/2011	5.49%	3 years
Total	14,991.98

Loans listed in the table above whose maturity dates are prior to the date hereof have either been repaid or have been extended by the lending banks for either 6 months or 1 year.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

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

As of December 31, 2008, the particulars of the commonly controlled entities are as follows:

	Place of	Attributable equity
Name of Company	Incorporation	interest %	Registered Capital
Shandong Lorain Co., Ltd.	PRC	80.20%	$12,901,823	RMB 1008,860,000
Luotian Lorain Co., Ltd.	PRC	100%	1,279,181	RMB 10,000,000
Junan Hongrun Foodstuff Co., Ltd.	PRC	100%	2,430,445	RMB 19,000,000
Beijing Lorain Co., Ltd.	PRC	100%	1,279,181	RMB 10,000,000
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

This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This FSP also amends FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

Finally, this FSP clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The disclosures required by Statement 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. For example, an entity with a March 31 fiscal year-end should provide the disclosures for its fourth quarter interim period ending March 31, 2009, in its 2009 annual financial statements. This clarification of the effective date of Statement 161 is effective upon issuance of the FSP.

We are currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on our consolidated results of operations and financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2008 begins on page F-2 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A CONTROLS AND PROCEDURES.

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

     As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2008.

Changes in Internal Controls over Financial Reporting.

     During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS OF AND CORPORATE GOVERNANCE

Information required under this Item will be contained in our definitive information statement or in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days of December 31, 2008, our most recent fiscal year end, and is incorporated herein by reference.

Item 11 EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive information statement or in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days of December 31, 2008, our most recent fiscal year end, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required under this Item will be contained in our definitive information statement or in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days of December 31, 2008, our most recent fiscal year end, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required under this Item will be contained in our definitive information statement or in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days of December 31, 2008, our most recent fiscal year end, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required under this Item will be contained in our definitive information statement or in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days of December 31, 2008, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. The financial statements contained in the “Audited Financial Statements” beginning on page F-2 of this Annual Report on Form 10-K.

3. Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement, dated May 3, 2007, among the registrant, International Lorain Holding, Inc. and its stockholders. Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

3.1	Restated Certificate of Incorporation of the registrant as filed with the Secretary of State of Delaware. Incorporated by reference to Exhibit 3.1 to the registrant’s current on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

3.2	Bylaws of the registrant, adopted on March 31, 2000. Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10SB12G filed October 19, 2001, in commission file 0-31619.

4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock of the registrant as filed with the Secretary of State of Delaware on April 9, 2007. Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

4.2	Certificate of Designation of Series B Voting Convertible Preferred Stock of registrant as filed with the Secretary of State of Delaware on April 30, 2007. Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

4.3	Option Agreement, dated May 3, 2007, between Mr. Hisashi Akazawa and Mr. Si Chen. Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

4.4	Form of Registration Rights Agreement, dated May 3, 2007. Incorporated by reference to Exhibit to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

4.5	Form of Common Stock Purchase Warrants issued to investors, dated May 3, 2007. Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

4.6	Form of Common Stock Purchase Warrants issued to Sterne Agee & Leach, Inc. and its designee, dated May 3, 2007. Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.1	Form of the Securities Purchase Agreement, dated May 3, 2007, by and among the registrant and the investors named therein, and joined by Mr. Akazawa and Mr. Chen as to certain sections. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.2	Make Good Escrow Agreement, dated May 3, 2007, by and among the registrant, Sterne Agee & Leach, Inc., Mr. Hisashi Akazawa, Mr. Si Chen and Securities Transfer Corporation. Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.3	Closing Escrow Agreement, dated May 3, 2007, by and among the registrant, Sterne Agee & Leach, Inc. and Thelen Reid Brown Raysman & Steiner LLP. Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.4	Cancellation and Escrow Agreement, dated May 3, 2007, by and among the registrant, Halter Financial Investments, L.P., Halter Financial Group, L.P. and Security Transfer Corporation. Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.5	Employment Agreement, dated March 2, 2005, by and between Shandong Green Foodstuff CO., LTD and Si Chen. Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.6	Employment Agreement, dated July 2, 2002, by and between Shandong Green Foodstuff CO., LTD and Xiandong Zhou. Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.7	Employment Agreement, dated November 20, 2007, by and between Shandong Green Foodstuff CO., LTD and Jing Thomas Wu. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2007 in commission file number 0-31619.

10.8	Cooperation Agreement, dated May 18, 2006, by and between Beijing Green Foodstuff Co., Ltd. and the Chestnut Cooperation of Zhenzhai Village, Gaoling town, Miyun County. Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.9	Equity Transfer Agreement, dated August 15, 2006, by and between International Lorain Co., Ltd and International Lorain Holding, Inc. Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.10	Credit Facility Agreement, dated September 28, 2006, by and between Beijing Green Foodstuff Co., Ltd. and the Shilibao Branch of Beijing Rural Commercial Bank Co., Ltd. Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.11	Sales contract, dated May 13, 2006, by and between Shandong Green Foodstuff Co., Ltd. and the Shandong Lu An Import & Export Co., Ltd. Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.12	Sales contract, dated September 5, 2006, by and between Shandong Green Foodstuff Co., Ltd. and the Shinsei Foods Co., Ltd. Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.13	Sales Contract, dated September 10, 2006, by and between Junan Hongrun Foodstuff Co., Ltd. and the Shinsei Foods Co., Ltd. Incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.14	Financial Advisory Agreement, dated February 14, 2007, by and between HFG International, Limited and Shandong Green Foodstuff Co., Ltd. Incorporated by reference to Exhibit 10.14 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.15	Consulting Agreement, dated March 8, 2007, by and between Heritage Management Consultants, Inc. and International Lorain Holding, Inc. Incorporated by reference to Exhibit 10.15 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.16	Equity Transfer Agreement dated September 5, 2006, by and between Junan Hongrun Foodstuff Co., Ltd. and International Lorain Holding, Inc.

10.17	Equity Transfer Agreement, dated August 19, 2006, by and between Lihua Liu, Junxia Wang, Shixiang Wang, Yuan Tian, Lantao Li, Yubo Liu, Zhixu Sun, Guangxing Han, Linying Wang, International Lvan Co., as transferors and International Lorain Holding, Inc. as transferee

10.18	Equity Transfer Agreement, dated August 27, 2006, by and between Si Chen, Xiaodong Zhou, Shixiang Wang, and International Lvan Co., Ltd., as transferors and International Lorain Holding, Inc. as transferee

10.19	Equity Transfer Agreement, dated August 15, 2006, by and between International Lvan Co., Ltd. and International Lorain Holding, Inc.

10.20	Employment Agreement, effective September 22, 2008, by and between American Lorain Corporation and Yilun Alan Jin. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 18, 2008 in commission file number 0-31619.

10.21	Form of Sales Agreement by and between Shandong Lorain Foodstuff Co., Ltd. and Shandong Lvan Import & Export Co., Ltd.

14	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

21	List of subsidiaries of the registrant. Incorporated by reference to Exhibit 21 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

24	Power of Attorney (included on the signature page of this annual report).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LORAIN CORPORATION

By:/s/ Si Chen
April 13, 2009	Si Chen
(Date Signed)	President, Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Si Chen, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Capacity	Date

President , Director and Chief Executive
/s/ Si Chen	Officer (Principal Executive Officer)	April 13, 2009
Si Chen

Chief Financial Officer (Principal
Financial Officer and Principal
/s/ Yilun Jin	Accounting Officer)	April 13, 2009
Yilun Jin

/s/ Yundong Lu	Chief Operating Officer and Director	April 13, 2009
Yundong Lu

/s/ Hao Chen	Director	April 13, 2009
Hao Chen

/s/ Yaudoon Chiang	Director	April 13, 2009
Yaudoon Chiang

/s/ Maoquan Wei	Director	April 13, 2009
Maoquan Wei

AMERICAN LORAIN CORPORATION

AUDITED FINANCIAL STATEMENTS DECEMBER 31, 2008 AND 2007

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	F1
CONSOLIDATED BALANCE SHEETS	F2 – F3
CONSOLIDATED STATEMENTS OF INCOME	F4
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY	F5
CONSOLIDATED STATEMENTS OF CASH FLOWS	F6
NOTES TO FINANCIAL STATEMENTS	F7 – F23

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Stockholders of
        American Lorain Corporation

We have audited the accompanying consolidated balance sheets of American Lorain Corporation as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Lorain Corporation as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

South San Francisco, California	Samuel H. Wong & Co., LLP
February 18, 2009	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	Note	2008	2007
ASSETS
Current assets
Cash and Cash equivalents		$2,841,339	$6,769,973
Restricted Cash	3	3,715,998	2,021,839
Short-term Investment		113,069	7,246
Trade accounts receivable	4	25,293,326	32,859,688
Other receivables	5	5,107,719	7,552,976
Inventory	6	24,827,922	17,903,344
Advance to Suppliers		415,009	5,357,951
Prepaid Expenses and Taxes		1,228,648	916,774

Total current assets		$63,543,030	$73,389,790

Property, plant and equipment, net	7	40,201,686	24,022,181
Land use rights, net	8	3,950,927	3,047,021

TOTAL ASSETS		$107,695,643	$100,458,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$14,414,996	$24,077,504
Notes payable	10	5,208,485	2,734,444
Accounts payable		6,072,883	6,251,833
Income tax payable		2,682,658	1,121,528
Current maturities of long term debts	12	-	-
Accrued liabilities and other payables	11	10,291,237	16,784,108
Customers deposits		748,732	957,642

Total current liabilities		$39,418,991	$51,927,058

Long-term bank loans	12	576,975	102,542

TOTAL LIABILITIES		$39,995,966	$52,029,600

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS OF DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	Note	2008	2007

Minority interests	13	$5,122,021	$3,887,021

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 200,000,000
shares authorized; 25,172,640 and 24,923,178
shares issued and outstanding as of December 31,
2008 and 2007, respectively
	14	25,172	24,923
Additional paid-in-capital		24,187,019	24,187,268
Statutory reserves		5,438,723	4,497,647
Retained earnings		27,748,126	13,985,824
Accumulated other comprehensive Income		5,178,616	1,846,708

		$62,577,656	$44,542,370

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$107,695,643	$100,458,992

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

		Note	2008	2007

Net revenues	$		132,360,317	$82,094,963
Cost of revenues			(101,213,340)	(61,932,474)

Gross profit	$		31,146,977	$20,162,490

Operating expenses
Selling and marketing expenses			(6,166,248)	(2,623,138)
General and administrative expenses			(4,047,988)	(2,864,813)

Operating Income	$		20,932,741	$14,674,539

Investment income			-	4,769
Government subsidy income			328,687	1,373,280
Interest income			99,411	209,010
Other income			251,317	155,467
Other expenses			(161,726)	(1,445,780)
Interest Expense			(2,769,597)	(2,376,088)

Earnings before tax	$		18,680,833	$12,595,196
Income tax		15	(3,003,265)	(2,134,916)

Income before minority interests	$		15,677,568	$10,460,279
Minority interests			(974,190)	(715,359)
Net income			14,703,378	9,744,920

Earnings per share
basic	$		0.58	$0.43
diluted			0.58	0.42
Weighted average shares outstanding
basic			25,172,640	22,554,210
diluted			25,172,640	23,177,268

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

						Accumulated
	Number		Additional			Other
	of	Common	Paid-in	Statutory	Retained	Comprehensive
	Shares	Stock	Capital	Reserves	Earnings	Income	Total
Balance, January 1, 2007	17,932,777	$17,933	$6,846,620	$4,439,604	$4,298,947	$1,006,195	$16,609,299
Issuance of Common Stock for Cash	6,990,401	6,990	17,340,648	-	-	-	17,347,638
Net Income	-	-	-	-	9,744,920	-	9,744,920
Appropriations to Statutory Reserves	-	-	-	58,043	(58,043)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	840,513	840,513
Balance, December 31, 2007	24,923,178	$24,923	$24,187,268	$4,497,647	$13,985,824	$1,846,708	$44,542,370

Balance, January 1, 2008	24,923,178	$24,923	$24,187,268	$4,497,647	$13,985,824	$1,846,708	$44,542,370
Issuance of Common Stock	249,455	249	(249)	-	-	-	-
Share Adjustment to Match Transfer Agent	7	-	-	-	-	-	-
Net Income	-	-	-	-	14,703,378	-	14,703,378
Appropriations to Statutory Reserves	-	-	-	941,076	(941,076)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	3,331,908	3,331,908
Balance, December 31, 2008	25,172,640	$25,172	$24,187,019	$5,438,723	$27,748,126	$5,178,616	$62,577,656

	Comprehensive	Comprehensive
	Income	Income
	2008	2007	Total
Net Income	$14,703,378	$9,744,920	$30,376,788
Foreign Currency Translation Adjustment	3,331,908	840,513	4,680,852
	$18,035,286	$10,585,433	$34,057,640

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in US Dollars)

	2008	2007
Cash flows from operating activities
Net income	$14,703,377	$9,744,920
Minority interest	974,191	964,666
Fire Loss		1,392,379
Depreciation	1,273,935	802,927
Amortization	158,428	17,798
(Increase)/decrease in accounts & other receivables	14,642,687	(23,809,252)
(Increase)/decrease in inventories	(6,924,578)	(8,560,781)
Increase/(decrease) in accounts and other payables	(5,319,600)	15,862,094

Net cash (used in)/provided by operating activities	$19,508,440	$(3,585,249)
Cash flows from investing activities
Purchase of plant and equipment	(13,928,921)	(7,657,346)
Purchase of biological assets		(2,784,136)
Increase of construction in progress	(3,524,520)	(2,258,097)
(Increase)/decrease in restricted cash	(1,694,159)	527,482
Payment of land use rights	(1,062,334)	(287,344)
Investments in securities	(105,823)	19,374
Net cash used in investing activities	$(20,315,757)	$(12,440,067)
Cash flows from financing activities
Issue of common stock	-	17,347,638
Dividend paid		-
Proceeds from notes	2,474,041
Bank borrowings	35,327,917	25,645,795
Bank repayment	(45,936,138)	(23,329,333)
Net cash provided by/(used in) financing
Activities	$(8,134,180)	$19,664,100
Net in cash and cash equivalents (used)/sourced	(8,941,497)	3,638,784
Effect of foreign currency translation on cash and cash equivalents	5,012,863	840,513
Cash and cash equivalents–beginning of year	6,769,973	2,290,676
Cash and cash equivalents–end of year	$2,841,339	$6,769,973

Supplementary cash flow information:
Interest received	$99,411	$209,010
Interest paid	2,769,597	2,293,442
Taxes Paid	3,003,265	740,943

See Accompanying Notes to the Financial Statements and Accountant’s Report

1.	ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPAL ACTIVITIES

	(a)	Organization history of American Lorain Corporation (formerly known as Millennium Quest, Inc.)

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

The Company develops, manufactures, and sells convenience foods (such as ready-to-cook (or RTC) meals; ready-to-eat (or RTE) meals and meals ready-to-eat (or MRE); chestnut products; and frozen, canned, and bulk foods, in hundreds of varieties. The Company operates through indirect Chinese subsidiaries. The products are sold in 26 provinces and administrative regions in China and 42 foreign countries. Food products are categorized into three types: (1) chestnut products, (2) convenience food, and (3) frozen, canned, and bulk food (“FCB food”).

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

As of December 31, 2008, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of	Attributable	Registered
	incorporation	equity interest	capital
		%
Shandong Lorain Co., Ltd	PRC	80.2	$12,901,823	(RMB 100,860,000)
Luotian Lorain Co., Ltd	PRC	100	$3,240,013	(RMB 25,328,800)
Junan Hongrun Foodstuff Co., Ltd	PRC	100	$16,245,603	(RMB 127,000,000)
Beijing Lorain Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000)

(c)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates

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

(r)	Income taxes

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States and People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

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

The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of: -

	Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

Based on the consolidated net income for the year ended December 31, 2008, the Company shall not be subject to income tax.

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

	2008	2007
Year end RMB : US$ exchange rate	6.8542	7.3141
Average yearly RMB : US$ exchange rate	6.9622	7.6172

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

Basic earnings per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the years. During the years ended 2008 and 2007, no dilutive potential ordinary shares were issued.

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

This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. This FSP also amends FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend Statement 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.

Finally, this FSP clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The disclosures required by Statement 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. For example, an entity with a March 31 fiscal year-end should provide the disclosures for its fourth quarter interim period ending March 31, 2009, in its 2009 annual financial statements. This clarification of the effective date of Statement 161 is effective upon issuance of the FSP.

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

4.	TRADE ACCOUNTS RECEIVABLE

	2008	2007
Trade accounts receivable	$25,421,293	$33,031,997
Less: Allowance for doubtful accounts	(127,967)	(172,309)

	$25,293,326	$32,859,688

Allowance for Bad Debt:	2008	2007
Beginning Balance	$172,309	$226,881
Additions to Allowance		-
Less: Bad debt written-off	(44,342)	(54,572)
	$127,967	$172,309

The Company offers credit terms of between 30 to 60 days to most of their international distributors as well as domestic supermarkets and wholesalers, and between 0 to 15 days for most of their agents.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of December 31:

	2008	2007
Advances to suppliers	$663,302	$2,858,351
Advances to Employees for job/travel disbursements	3,160,886	3,027,007
Amount due by a non-related enterprise	1,278,501	1,063,932
Other non-related receivables	5,030	451,183
Business taxes prepayment	-	21,876
Sundry deposits	-	130,627
	$5,107,719	$7,552,976

6.	INVENTORIES

Inventories consisted of the following as of December 31:

	2008	2007
Raw materials	$9,636,050	$5,278,484
Work in Process	1,143,766	4,828,790
Finished goods	14,048,106	7,796,070
	$24,827,922	$17,903,344

7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following as of December 31:

	2008	2007
At cost:
Buildings	$27,798,849	$15,547,205
Landscaping, plant, and tree	2,752,101	2,784,136
Machinery and equipment	7,229,512	5,732,776
Office equipment	859,818	28,520
Motor vehicles	39,824	658,547
	$38,680,104	$24,751,184

Less: accumulated depreciation
Buildings	(1,192,855)	(698,732)
Machinery and equipment	(2,628,710)	(1,954,257)
Office equipment	(414,478)	(15,643)
Motor vehicles	(24,992)	(318,468)
	(4,261,035)	(2,987,100)

Construction in Progress	5,782,617	2,258,097
	$40,201,686	$24,022,181

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

8.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of December 31:

	2008	2007
Land use rights, at cost	$4,236,266	$3,173,931
Less: Accumulated amortization	(285,339)	(126,910)
	$3,950,927	$3,047,021

Land use rights represent the prepaid land use right. The PRC government owns the land on which the Company’s corporate campus is being constructed.

9.	SHORT-TERM DEBTS

Short-term debts consisted of the following as of December 31:

	2008	2007
Loans from Junan County Construction Bank,
• Interest rate at 6.264% per annum due 8/31/2007	$-	$410.167
• Interest rate at 6.264% per annum due 9/7/2007	-	343,173
• Interest rate at 7.776% per annum due 12/18/2007	-	261,139
• Interest rate at 7.776% per annum due 12/18/2007	-	355,478
• Interest rate at 8.541% per annum due 3/5/2008	-	355,478
• Interest rate at 8.892% per annum due 7/23/2008	-	328,133
• Interest rate at 6.314% per annum due 9/17/2008	-	256,696
• Interest rate at 6.264% per annum due between 1/10/2007 and 9/7/2007	-	-
• Interest rate at 7.452% per annum due 2/24/2009	102,127	-
• Interest rate at 10.452% per annum due 1/22/2009	1,575,676	-
• Interest rate at 7.236% per annum due 2/3/2009	116,717	-

Loan from Junan County Agriculture Bank,
• Interest rate at 10.251% per annum due 1/11/2008	-	231,061
• Interest rate at 10.557% per annum due 1/11/2008	-	345,907
• Interest rate at 11.016% per annum due 2/21/2008	-	191,411

	2008	2007
• Interest rate at 11.169% per annum due 6/7/2008	-	123,050
• Interest rate at 11.169% per annum due 6/7/2008	-	41,017
• Interest rate at 11.169% per annum due 6/29/2008	-	347,274
• Interest rate at 11.169% per annum due 6/29/2008	-	109,378
• Interest rate at 11.169% per annum due 7/3/2008	-	505,872
• Interest rate at 7.884% per annum due 7/18/2008	-	273,444
• Interest rate at 11.628% per annum due 7/25/2008	-	191,411
• Interest rate at 11.628% per annum due 8/1/2008	-	82,033
• Interest rate at 12.393% per annum due 10/30/2008	-	410,167
• Interest rate at 12.393% per annum due 11/11/2008	-	239,264
• Interest rate at 12.393% per annum due 11/14/2008	-	205,083
• Interest rate at 12.393% per annum due 11/14/2008	-	199,614
• Interest rate at 12.393% per annum due 11/22/2008	-	410,167
• Interest rate at 12.393% per annum due 11/29/2008	-	287,117
• Interest rate at 12.393% per annum due 12/4/2008	-	410,167
• Interest rate at 12.393% per annum due 12/13/2008	-	410,167
• Interest rate at 7.65% to 10.404% per annum due between 1/10/2007 and 12/5/2007	-	-
• Interest rate at 12.699% per annum due 8/6/2009	583,584	-
• Interest rate at 12.699% per annum due 8/18/2009	656,532	-
• Interest rate at 12.699% per annum due 8/18/2009	364,740	-
• Interest rate at 10.577% per annum due 3/27/2009	1,458,959	-

Loan from Junan County Industrial and Commercial Bank,
• Interest rate at 6.120% per annum due 1/11/2007	-	546,889
• Interest rate at 8.424% per annum due 3/7/2007	-	806,661
• Interest rate at 6.120% per annum due 11/10/2007	-	136,722
• Interest rate at 8.073% per annum due 12/7/2007	-	1,278,353
• Interest rate at 7.956% per annum due 1/18/2008	-	478,528
• Interest rate at 7.956% per annum due 1/18/2008	-	546,889
• Interest rate at 6.9545% per annum due 2/8/2008	-	604,299
• Interest rate at 6.570% per annum due 2/8/2008	-	546,889
• Interest rate at 7.956% per annum due 3/5//2008	-	1,367,222
• Interest rate at 8.892% per annum due 3/7/2008	-	410,167
• Interest rate at 6.12% per annum due 6/30/2008	-	706,766
• Interest rate at 7.290% per annum due 6/30/2008	-	232,428

• Interest rate at 3.5% to 6.12% per annum due between 1/11/2007 and 12/10/2007	-	-
• Interest rate at 6.120% per annum due 1/10/2009	145,896	-
• Interest rate at 8.541% per annum due 3/4/2009	393,919	-
• Interest rate at 3.1725% per annum due 2/19/2009	240,035	-
• Interest rate at 3.1725% per annum due 2/19/2009	118,161	-
• Interest rate at 10.1825% per annum due 2/26/2009	120,762	-

	2008	2007
• Interest rate at 10.1825% per annum due 3/5/2009	173,670

Loan from Junan County Merchants Bank,
• Interest rate at 6.210% per annum due 3/13/2008 -		1,367,222

Loan from Junan County Agricultural Financial Institution,
• Interest rate at 9.750% per annum due 5/20/2008	-	25,977
• Interest rate at 12.420% per annum due 6/20/2008	-	68,361
• Interest rate at 10.935% per annum due 10/1/2008	-	2,597,722
• Interest rate at 9.765% per annum due between 1/13/2007 and 5/22/2007	-	-
• Interest rate at 9.765% per annum due between 1/13/2007 and 5/22/2007	-	-

Loan from Linyi Commercial Bank,
• Interest rate at 10.71% per annum due 2/6/2008	-	615,250
• Interest rate at 10.71% per annum due 2/9/2008	-	497,221
• Interest rate at 13.73% per annum due	-	136,722
• Interest rate at 9.765% to 10.4715% per annum due between 1/9/2007 and 11/29/2007	-	-
• Interest rate at 13.073% per annum due 1/5/2009	685,711	-
• Interest rate at 13.073% per annum due 1/5/2009	656,532
• Interest rate at 8.539% per annum due 3/27/2009	1,458,959
• Interest rate at 8.539% per annum due 3/27/2009	141,885

Loan from Junan Agricultural Development Bank,
• Interest rate at 7.290% per annum due 9/26/2008	-	1,367,222
• Interest rates at 5.3625% to 6.435% per annum due between 7/19/2007 and 9/4/2007	-	-

Loan from Beijing Miyun County Shilipu Rural Financial Institution,
• Interest rates at 7.56% to 9.18% per annum due between 3/30/2007 and 5/27/2007	-	-
• Interest rates at 8.539% per annum due 9/30/2009	2,772,023	-

Loan from China Agricultural Bank, Miyun
• Interest rate at 7.02% per annum due 7/18/2007	-	-

Loan from China Agricultural Bank, Luotian Branch

• Interest rate at 7.722% per annum due 8/30/2008	-	1,039,089
• Interest rates at 7.605% to 7.95% per due 6/30/2007 and 9/5/2007	-	-

	2008	2007
• Interest rate at 7.47% per annum due 9/7/2009	817,017	-
• Interest rate at 7.47% per annum due 9/7/2009	291,792	-

Bank of Beijing
• Interest rate at 7.722% per annum due 7/28/2009	291,792	-

Bank of China, Junan Branch,
• Interest rate at 7.500% per annum due 5/19/2009	4,014	9,815

United Commercial Bank, China Branch
• Interest rate at 5.494% per annum due 1/14/2009	1,156,955	-

International Trust Co., Ltd.,
• Interest rate at 7.839% per annum due 5/19/2009	-	1,367,222

Credit Union, Junan
• Interest rate at 8.5837% per annum due 1/7/2009	43,769	-
• Interest rate at 8.5837% per annum due 1/12/2009	43,769	-

International Trust and Investment Co., Ltd.
• Interest rate at 0.67% per annum due 6/13/2008	-	-
	$14,414,996	$24,077,504

The short-term loans, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital.

All overdue loans were extended by its financial institution.

10. NOTES PAYABLE

Notes payable consisted of the following as of December 31:

	2008	2007

Notes to Industrial and Commercial Bank,
• Bank commission charge at 3.99% due December 20, 2007	$-	$546,889
• Bank commission charge at 3.99% due December 12, 2007	-	1,093,778
• Bank commission charge at 3.99% due December 18, 2007	-	1,093,778

• Bank commission charge at 3.744% due June 1, 2007	-	-

Notes to Linyi Commercial Bank,
• Bank commission charge at 2.85%, due May 20, 2007	-	-

Notes to Junan County Construction Bank,
• Bank commission charge at 4%, due 1/12/2009	554,405	-

Notes to Junan County Agriculture Bank,
• Bank commission charge at 4%, due 1/16/2009	277,202	-

Loan to Jinan Branch, Shenzhen Development Bank,
• Bank charge commission charge at 3.96%, due 2/6/2009	4,376,878	-
	$5,208,485	$2,734,444

All overdue notes were extended by its financial institution.

11.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of December 31:

	2008	2007
Accrued salaries and wages	$605,471	$302,356
Accrued utility expenses	481,678	515,092
Accrued interest expenses	-	-
Accrued transportation expenses	1,103,112	371,839
Other accruals	-	2,848,985
Business and other taxes	1,979,650	-
Purchases disbursements payables	6,018,057	12,359,109
Interest Payable	-	180,696
Accrued staff welfare	103,269	206,031

	$10,291,237	$16,784,108

12.	LONG-TERM DEBTS

Long-term debts consisted of the following as of December 31:

	2008	2007
Loan from Bank of China, Junan Branch,
• Interest rates at 0.67% per annum due 5/19/2009	$-	$-

Loan from Agricultural Development Luotian Government,
• Interest rates at 0.67% per annum due - 12/11/2010		102,542
• Interest rates at 2.10% per annum due 12/11/2011	25,532	-

Loan from United Commercial Bank, China Branch
• Interest rates at 5.494% per annum due 1/14/2011	551,443	-

Less: Current maturities of long-term debts	-	-

	$576,975	$102,542

13.	MINORITY INTERESTS

This represents the 19.8% equity of Shangdong Lorain held by a state-owned interest, Shandong Economic Development Investment Corporation.

14.	CAPITALIZATION

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged until through December 31, 2007. During the course of 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207; however, because the holders did not pay in cash for the warrants, 110,752 of those shares were cancelled as consideration in lieu of the warrant holders paying in cash. Ultimately, 249,455 of new shares were issued to those who exercised their warrant. The Company also made an adjustment to it outstanding share count for rounding errors as result of the split and reverse splits made at the time of the reverse merger. The number of shares in the adjustment was an addition of seven shares. The Company believes the adjustment of seven shares is immaterial to both prior and current earnings per share calculation. As detailed in the table below, the total number of outstanding shares at December 31, 2008 was 25,172,640.

			Additional
	Number of	Common Stock	Paid-in
Type of Shares	Shares	Capital	Capital

Free Trading Shares	8,406,244	$8,406	$17,340,648
Restricted Shares	16,766,396	16,766	6,846,371
	25,172,640	$25,172	$24,187,019

15.	INCOME TAXES

All of the Group’s income before income taxes and related tax expenses are from PRC sources. In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, also in accordance with the relevant taxation laws in the PRC, some of the subsidiaries of the Group are eligible for tax exemption. In particular, from the time that a company has its first profitable tax year, the company is exempt from corporate income tax for its first two year and is then entitled to a 50% tax reduction for the succeeding three year. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 33% to income before income tax for the period from August 4, 2006 (date of incorporation) to December 31, 2008 for the following reasons: -

	2008	2007
Income before tax	$18,680,832	$12,595,196

Tax at the income tax rate	4,670,208	3,778,559
Effect of tax exemption granted	(1,666,943)	(1,643,643)
Income tax	$3,003,265	$2,134,916

Per Share Effect of Tax Exemption
	2008	2007
Effect of tax exemption granted	$1,666,943	$1,643,643

Weighted-Average Shares Outstanding	25,172,640	24,923,178
Per share effect	$0.0662	$0.0659

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

Income Tax Rate	2007	2008	2009
Junan Hongran	15%	15%	25%
Luotian Lorain	0%	15%	15%
Beijing Lorain	0%	0%	15%
Shangdong Lorain	30%	25%	25%

16.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of December 31:

Category	2008	2007
Chestnut	$83,027,719	$45,799,404
Convenience food	25,736,534	15,288,515
FCB food	23,596,064	21,007,044
Total	$132,360,317	$82,094,963

Revenue by geography consisted of the following as of December 31:

Country	2008	2007
Australia	$-	$18,710
Belgium	1,893,467	2,040,636
Canada	-	14,112
China	91,442,654	48,566,474
France	1,579,449	284,101
Germany	722,436	44,527
Holland	346,140	586,379
Hong Kong	189,790	71,860
Japan	21,764,764	17,077,937
Kuwait	-	364,893
Malaysia	1,395,654	1,569,794
Mexico	-	-
Saudi Arabia	32,961	684,321
Singapore	1,054,239	2,442,038
South Korea	8,338,475	5,174,079
Taiwan	331,723	57,819
United Arab Emirates	-	239,565
United Kingdom	2,775,230	1,793,707
United States of America	493,335	1,064,011
Other	-	-
Total	$132,360,317	$82,094,963

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Exchange Agreement, dated May 3, 2007, among the registrant, International Lorain Holding, Inc. and its stockholders. Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

3.1	Restated Certificate of Incorporation of the registrant as filed with the Secretary of State of Delaware. Incorporated by reference to Exhibit 3.1 to the registrant’s current on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

3.2	Bylaws of the registrant, adopted on March 31, 2000. Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10SB12G filed October 19, 2001, in commission file 0-31619.

4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock of the registrant as filed with the Secretary of State of Delaware on April 9, 2007. Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

4.2	Certificate of Designation of Series B Voting Convertible Preferred Stock of registrant as filed with the Secretary of State of Delaware on April 30, 2007. Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

4.3	Option Agreement, dated May 3, 2007, between Mr. Hisashi Akazawa and Mr. Si Chen. Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

4.4	Form of Registration Rights Agreement, dated May 3, 2007. Incorporated by reference to Exhibit to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

4.5	Form of Common Stock Purchase Warrants issued to investors, dated May 3, 2007. Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

4.6	Form of Common Stock Purchase Warrants issued to Sterne Agee & Leach, Inc. and its designee, dated May 3, 2007. Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.1	Form of the Securities Purchase Agreement, dated May 3, 2007, by and among the registrant and the investors named therein, and joined by Mr. Akazawa and Mr. Chen as to certain sections. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.2	Make Good Escrow Agreement, dated May 3, 2007, by and among the registrant, Sterne Agee & Leach, Inc., Mr. Hisashi Akazawa, Mr. Si Chen and Securities Transfer Corporation. Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.3	Closing Escrow Agreement, dated May 3, 2007, by and among the registrant, Sterne Agee & Leach, Inc. and Thelen Reid Brown Raysman & Steiner LLP. Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.4	Cancellation and Escrow Agreement, dated May 3, 2007, by and among the registrant, Halter Financial Investments, L.P., Halter Financial Group, L.P. and Security Transfer Corporation. Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.5	Employment Agreement, dated March 2, 2005, by and between Shandong Green Foodstuff CO., LTD and Si Chen. Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.6	Employment Agreement, dated July 2, 2002, by and between Shandong Green Foodstuff CO., LTD and Xiandong Zhou. Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.7	Employment Agreement, dated November 20, 2007, by and between Shandong Green Foodstuff CO., LTD and Jing Thomas Wu. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2007 in commission file number 0-31619.

10.8	Cooperation Agreement, dated May 18, 2006, by and between Beijing Green Foodstuff Co., Ltd. and the Chestnut Cooperation of Zhenzhai Village, Gaoling town, Miyun County. Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.9	Equity Transfer Agreement, dated August 15, 2006, by and between International Lorain Co., Ltd and International Lorain Holding, Inc. Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.10	Credit Facility Agreement, dated September 28, 2006, by and between Beijing Green Foodstuff Co., Ltd. and the Shilibao Branch of Beijing Rural Commercial Bank Co., Ltd. Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.11	Sales contract, dated May 13, 2006, by and between Shandong Green Foodstuff Co., Ltd. and the Shandong Lu An Import & Export Co., Ltd. Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.12	Sales contract, dated September 5, 2006, by and between Shandong Green Foodstuff Co., Ltd. and the Shinsei Foods Co., Ltd. Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.13	Sales Contract, dated September 10, 2006, by and between Junan Hongrun Foodstuff Co., Ltd. and the Shinsei Foods Co., Ltd. Incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.14	Financial Advisory Agreement, dated February 14, 2007, by and between HFG International, Limited and Shandong Green Foodstuff Co., Ltd. Incorporated by reference to Exhibit 10.14 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.15	Consulting Agreement, dated March 8, 2007, by and between Heritage Management Consultants, Inc. and International Lorain Holding, Inc. Incorporated by reference to Exhibit 10.15 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.16	Equity Transfer Agreement dated September 5, 2006, by and between Junan Hongrun Foodstuff Co., Ltd. and International Lorain Holding, Inc.

10.17	Equity Transfer Agreement, dated August 19, 2006, by and between Lihua Liu, Junxia Wang, Shixiang Wang, Yuan Tian, Lantao Li, Yubo Liu, Zhixu Sun, Guangxing Han, Linying Wang, International Lvan Co., as transferors and International Lorain Holding, Inc. as transferee

10.18	Equity Transfer Agreement, dated August 27, 2006, by and between Si Chen, Xiaodong Zhou, Shixiang Wang, and International Lvan Co., Ltd., as transferors and International Lorain Holding, Inc. as transferee

10.19	Equity Transfer Agreement, dated August 15, 2006, by and between International Lvan Co., Ltd. and International Lorain Holding, Inc.

10.20	Employment Agreement, effective September 22, 2008, by and between American Lorain Corporation and Yilun Alan Jin. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 18, 2008 in commission file number 0-31619.

10.21	Form of Sales Agreement by and between Shandong Lorain Foodstuff Co., Ltd. and Shandong Lvan Import & Export Co., Ltd.

14	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

21	List of subsidiaries of the registrant. Incorporated by reference to Exhibit 21 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

24	Power of Attorney (included on the signature page of this annual report).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith