Form 10-K/A
period 2008-12-31
American Lorain CORP
filed 2009-04-29
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

There were 25,177,640 shares of common stock outstanding as of April 24, 2009.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of American Lorain Corporation ("we", "us", "our", or the "Company") for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the "SEC") on April 13, 2009 (the "Original Filing"). Since we will not file our definitive proxy statement within 120 days of our fiscal year ended December 31, 2008, we are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing. Furthermore, we are disclosing other information under Item 9B which we inadvertently failed to disclose on a Form 8-K at the time of such event. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing. Additionally, this amended Form 10-K/A, except for the modifications described in this Explanatory Note, speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing.

PART II

ITEM 9B.     OTHER INFORMATION

The employment of Xiadong Zhou, our president, was terminated in November 2008.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of each of our current executive officers and directors.

Name	Age	Position
Si Chen	46	Chairman, Chief Executive Officer and Director
Yilun Jin	34	Chief Financial Officer and Treasurer
Yundong Lu	35	Chief Operating Officer and Director
Hao Chen	34	Director
David Yaudoon Chiang	40	Director
Maoquan Wei	63	Director

MR. SI CHEN. Mr. Chen became our chief executive officer and director in May 2007 upon the completion of our recapitalization. Mr. Chen founded Shandong Lorain, our first subsidiary, in 1994, and served as the chairman of our subsidiaries since that time. Mr. Chen earned an associate degree from Linyi Normal University.

MR. YILUN JIN. Mr. Jin became our chief financial officer and treasurer on September 22, 2008. Prior to his appointment, Mr. Jin served in various capacities at Citigroup since 2002, most recently as Vice President of Markets and Banking. Mr. Jin graduated from Thunderbird School of Global Management in 2002, earning a Master of Business Administration degree in International Management, with a specialization in Finance, and was honored with a Citigroup Fellowship. Mr. Jin served as manager of the Corporate Finance Division at the Shanghai Branch of the Bank of Tokyo-Mitsubishi Ltd. from August 1997 until July 2000. Mr. Jin earned a Bachelor of Arts degree in economics from Fudan University in Shanghai, China in 1997. Mr. Jin is also a CFA charterholder and is fluent in English and Mandarin.

MR. YUNDONG LU. Mr. Lu was appointed as our Chief Operating Officer and was elected as a member of our board of directors effective August 1, 2008. Mr. Lu joined the Company in 1994 and has held various positions since then. From April 2003 to May 2005, Mr. Lu was the General Manager of Beijing Lorain and the Deputy General Manager of our subsidiaries. From May 2005 to February 2007, Mr. Lu was the General Manager of Lorain International Trading and the Deputy General Manager of our subsidiaries. From February to August 2008, Mr. Lu was the General Manager of our subsidiaries. Mr. Lu was recognized as an Outstanding Entrepreneur in Shandong Province in 2007. Mr. Lu earned a MBA from Shandong University and a Bachelor of Arts degree from Shandong University.

MR. HAO CHEN. Since September 2006, Mr. Chen has been a managing director at Shanghai Premier Consulting Co., Ltd., providing financial advisory services for pre-IPO, IPO, SOX 404 and other projects. From February 2005 to September 2006, Mr. Chen was the Expense Controller for the China division of Coca-Cola China Beverage Limited. From 2004 to February 2005, Mr. Chen was the Managing Director of the Corporate Finance Department of Shanghai Union Strength Business Consulting Co., Ltd. Previously, Mr. Chen had over five years of experience in accounting at the Assurance and Business Advisory department at Andersen Huaqiang, a member firm of Andersen Worldwide. Mr. Chen graduated from Rotterdam School of Business with a master’s degree in financial management. Mr. Chen is a CFA Charterholder and has been awarded the Financial Risk Manager designation. Mr. Chen obtained his Bachelor of Arts degree in economics from Fudan University in Shanghai, China.

MR. DAVID YAUDOON CHIANG. Mr. Chiang has been involved in the securities industry for over 15 years. Since July 2004, Mr. Chiang has been a managing director overseeing Alternative Energy, Technology and China banking efforts at Northeast Securities Inc., a financial services firm in New York City. From June 2003 to July 2004, Mr. Chiang was a principal of Bayview Consulting. Previously, Mr. Chiang participated in setting up the S&P long/short fund at Unterberg Asset Management. Mr. Chiang also has over 10 years of experience as a sell-side analyst at Oppenheimer & Co., Nikko Securities International and C.E. Unterberg, Towbin. During his years as an analyst, Mr. Chiang was frequently quoted by industry publications and interviewed by CNBC and Bloomberg Television. Mr. Chiang is an honors graduate from New York University’s Stern School of Business.

MR. MAOQUAN WEI. Mr. Wei is a retired government official who held various positions in the government of Junan County, Shandong Province, China from 1990 to 2003, during which time Mr. Wei was responsible for overseeing the agricultural development of Junan County in the Shandong province of China. Most recently, from 1998 to 2003, Mr. Wei was the Chairman of the Political Conservative Conference of Junan County. Mr. Wei also served as the Deputy Secretary of County Committee and Deputy Chairman of Junan County. Mr. Wei has helped lead Junan County win numerous honors, including Top 100 National Fruit Products County and National Chestnut Base County. Although retired, Mr. Wei’s expertise and experience with the agricultural economy and resources in the countryside is invaluable to our business.

There are no agreements or understandings for any of our executive officers or directors pursuant to which such executive officer or director was selected to his respective position. Directors are elected until their successors are duly elected and qualified. There are no family relationships among our directors or officers.

Board and Committee Composition

On August 1, 2008, our Board of Directors increased the number of members of our Board from one to five and elected Mr. Yundong Lu, Mr. Hao Chen, Mr. David Yaudoon Chiang and Mr. Maoquan Wei to serve as members of our Board. Our Board has determined that Messrs. Chen, Chiang and Wei satisfy the criteria for independence under NASDAQ Marketplace Rules.

In addition, on August 1, 2008, our Board established an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and appointed Messrs. Chen, Chiang and Wei to serve as members of such committees. Our Board has appointed Mr. Chen as the initial chairman of the Audit Committee, Mr. Wei as the initial chairman of the Compensation Committee and Mr. Chiang as the initial chairman of the Nominating and Corporate Governance Committee. The Board has determined that Messrs. Chen, Chiang and Wei satisfy the criteria for independence under SEC rules for independence of audit committee members (although these rules do not technically apply because we are not listed on a national securities exchange). Mr. Chen is our Audit Committee’s financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers, directors and such beneficial owners, we believe that all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year ended December 31, 2008.

Code of Ethics

Our Board adopted a Code of Ethics that applies to all of our directors, executive officers, including our principal executive officer, principal financial officer and principal accounting officer, and employees. The Code of Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the Code of Ethics is available to any shareholder requesting a copy by writing to: American Lorain Corporation, Attn: Corporate Governance, Beihuan Zhong Road, Junan County, Shandong, China 276600. We intend to disclose on our website, in accordance with all applicable laws and regulations, amendments to, or waivers from, our Code of Ethics.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation earned by our Chief Executive Officer in 2008 for services provided to us and our subsidiaries. None of our executive officers earned compensation that exceeded $100,000 in 2008.

			All Other
Name and		Salary	Compensation	Total
Principal Position	Year	($)	($) (1)	($)
Si Chen	2007	59,000	-	59,000
Chief Executive Officer	2008	63,065	2,000	65,065

(1) Represents payments made for the benefit of Mr. Chen for life insurance coverage.

Pursuant to Mr. Chen’s employment agreement, we paid Mr. Chen a base salary of $59,000 and $63,065 in 2007 and 2008, respectively, in cash. The employment agreement does not provide any change in control or severance benefits to Mr. Chen, and we do not have any separate change-in-control agreements with Mr. Chen or any of our other executive officers.

Outstanding Equity Awards

As of December 31, 2008, other than Yilun Jin, none of our executive officers had any equity awards outstanding. Our Compensation Committee has not yet adopted a policy or program for equity awards for our executive officers.

Director Compensation

Historically, we did not pay our directors any compensation for their service as members of our Board.

However, on August 1, 2008, Mr. Hao Chen, Mr. David Yaudoon Chiang and Mr. Maoquan Wei were elected as non-employee members of our Board and appointed as members of our Board committees. Messrs. Chen and Wei are paid RMB 100,000 (approximately US $14,640) per year and Mr. Chiang is paid US $25,000 per year plus $5,000 for each board meeting attended by Mr. Chiang, solely as compensation to such directors for their board or board committee service. In addition, we may reimburse our non-employee directors for reasonable travel expenses related to attendance at board or board committee meetings. In 2008, we did not make any such reimbursements.

Our policy is not to pay compensation to directors who are also employees of the Company or its subsidiaries.

The following table reflects the compensation earned by our directors in 2008:

Name	Fees Earned or Paid in	Total
	Cash
	($)	($)
Hao Chen	6,100	6,100
David Yaudoon Chiang	10,417	10,417
Maoquan Wei	6,100	6,100

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of April 24, 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors; and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Except as otherwise indicated, the persons listed below have advised us that they have direct sole voting and investment power with respect to the shares listed as owned by them.

Unless otherwise specified, the address of each of the persons set forth below is c/o American Lorain Corporation, Beihuan Zhong Road, Junan County, Shandong, China 276600.

In the table below, percentage ownership is based on 25,177,640 shares of our common stock outstanding as of April 24, 2009.

		Amount &
		Nature of
Name & Address of		Beneficial	Percent of
Beneficial Owner	Office, If Any	Ownership	Class

Mr. Si Chen	Director and	16,307,872	64.8%
	Chief Executive
	Officer

Mr. Yilun Jin	Chief Financial Officer	5,000	*

Mr. Yundong Lu	Chief Operating	0	*
	Officer and Director

Mr. Hao Chen	Director	0	*

Mr. David Yaudoon Chiang	Director	0	*

Mr. Maoquan Wei	Director	0	*

All officers and directors			*
as a group
(6 persons)		16,807,872	64.8%

* Less than 1%

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None.

Director Independence Standards

The Board has determined that Messrs. Hao Chen, Chiang and Wei satisfy the criteria for independence under the NASDAQ Marketplace Rules and under the SEC rules for independence of audit committee members (although these rules do not technically apply because we are not listed on a national securities exchange).

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. We paid aggregate fees of approximately $125,000 and $110,000 for the fiscal years ended December 31, 2008 and December 31, 2007, respectively, to Samuel H. Wong & Co., LLP, Certified Public Accountants, for professional services rendered by such firm for the audit of our annual financial statement and for the review of the financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees. We paid aggregate fees of approximately $9,000 and $0 for the fiscal years ended December 31, 2008 and December 31, 2007, respectively, to Samuel H. Wong & Co., LLP, Certified Public Accountants, for reviewing the financial statements in our registration statement on Form S-1, as amended.

Tax Fees. We paid aggregate fees of approximately $5,000 for each of the fiscal years ended December 31, 2008 and December 31, 2007 to Samuel H. Wong & Co., LLP, Certified Public Accountants, for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. We did not pay any fees to Samuel H. Wong & Co., LLP, Certified Public Accountants, for any other professional services during the fiscal years ended December 31, 2007 and December 31, 2008.

Board of Directors Pre-Approval Policies and Procedures

Our Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors. All audit and permissible non-audit services reflected in the fees below were pre-approved by the Audit Committee in accordance with established procedures.

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

AMERICAN LORAIN CORPORATION

By:/s/ Si Chen
April 29, 2009	Si Chen
(Date Signed)	President, Director and Chief Executive Officer

Signature	Capacity	Date

/s/ Si Chen	President , Director and Chief Executive	April 29, 2009
Si Chen	Officer (Principal Executive Officer)

/s/ Yilun Jin	Chief Financial Officer (Principal Financial	April 29, 2009
Yilun Jin	Officer and Principal Accounting Officer)

/s/ Yundong Lu	Chief Operating Officer and Director	April 29, 2009
Yundong Lu

/s/ Hao Chen	Director	April 29, 2009
Hao Chen

/s/ Yaudoon Chiang	Director	April 29, 2009
Yaudoon Chiang

/s/ Maoquan Wei	Director	April 29, 2009
Maoquan Wei