Form 10-Q
period 2009-03-31
American Lorain CORP
filed 2009-05-15
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Yes ☒            No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐          No ☐

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

Yes ☐         No ☒

The numbers of shares outstanding of the issuer's class of common stock as of May 14, 2009 was 25,177,640.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Note	2009	2008
ASSETS
Current assets
Cash and Cash equivalents		$12,243,722	$2,841,339
Restricted Cash	3	1,004,780	3,715,998
Short-term Investment		110,290	113,069
Trade accounts receivable	4	23,475,617	25,293,326
Other receivables	5	8,050,484	5,107,719
Inventory	6	27,688,491	24,827,922
Advance to Suppliers		308,085	415,009
Prepaid Expenses and Taxes		1,323,073	1,228,648

Total current assets		$74,204,542	$63,543,030

Property, plant and equipment, net	7	40,010,398	40,201,686
Land use rights, net	8	4,145,144	3,950,927

TOTAL ASSETS		$118,360,085	$107,695,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$29,063,318	$14,414,996
Notes payable	10	-	5,208,485
Accounts payable		4,297,179	6,072,883
Income tax payable		1,044,540	2,682,658
Accrued liabilities and other payables	11	11,600,586	10,291,237
Customers deposits		1,367,453	748,732

Total current liabilities		$47,373,075	$39,418,991

Long-term bank loans	12	577,700	576,975
TOTAL LIABILITIES		$47,950,774	$39,995,966

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Note	2009	2008

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 200,000,000 shares
authorized; 25,177,640 and 25,172,640 shares issued
and outstanding as of March 31, 2009 and December 31, 2008, respectively
	14	25,177	25,172
Additional paid-in-capital		24,187,019	24,187,019
Statutory reserves		5,438,723	5,438,723
Retained earnings		29,504,202	27,748,126
Accumulated other comprehensive
Income		5,968,189	5,178,616
Minority interests		5,286,001	5,122,021

		$70,409,311	$67,699,677

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$118,360,085	$107,695,643

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)

	Note	2009	2008

Net revenues		$21,200,537	$17,428,299
Cost of revenues		(16,038,203)	(13,480,324)

Gross profit		$5,162,334	$3,947,975

Operating expenses
Selling and marketing expenses		(1,170,847)	(618,968)
General and administrative expenses		(976,306)	(544,450)

Operating Income		$3,015,181	$2,784,557

Investment income
Government subsidy income		98,589	32,750
Interest income		64,990	39,083
Other income		16,379	-
Foreign exchange loss		(87,433)
Other expenses		(24,884)	(10,168)
Interest Expense		(603,826)	(590,297)

Earnings before tax		$2,478,996	$2,255,924
Income tax	15	(580,772)	(390,381)

Income before minority interests		$1,898,224	$1,865,543
Net Income Attributable to:
-Parent		1,756,076	1,731,703
-Non-controlling Interest		142,148	133,840

		1,898,224	1,865,543

Earnings per share
basic		$0.0697	$0.0695
diluted		0.0697	0.0664
Weighted average shares outstanding
basic		25,177,640	24,923,179
diluted		25,177,640	26,091,382

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

	Number of Shares	Common Stock	Additional Paid-in Capital	Statutory Reserves	Retained Earnings	Accumulated Other Comprehensive Income	Minority Interests	Total
Balance, January 1, 2008	24,923,178	$24,923	$24,187,268	$4,497,647	$13,985,824	$1,846,708	$3,887,021	$48,429,391
Issuance of Common Stock	249,455	249	(249)	-	-	-	-	-
Share Adjustment to Match Transfer Agent	7	-	-	-	-	-	-	-
Net Income	-	-	-	-	14,703,378	-	-	14,703,378
Appropriations to Statutory Reserves	-	-	-	941,076	(941,076)	-	-	-
Minority Interests	-	-	-	-	-	-	1,235,000	1,235,000
Foreign Currency Translation Adjustment	-	-	-	-	-	3,331,908	-	3,331,908
Balance, December 31, 2008	25,172,640	$25,172	$24,187,019	$5,438,723	$27,748,126	$5,178,616	$5,122,021	$67,699,677

Balance, January 1, 2009	25,172,640	$25,172	$24,187,019	$5,438,723	$27,748,126	$5 ,178,616	$5,122,021	$67,699,677
Issuance of Common Stock	5,000	5	-	-	-	-	-
Net Income	-	-	-	-	1,756,076	-	-	1,756,076
Appropriations to Statutory Reserves	-	-	-	-	-	-	-	-
Minority Interests	-	-	-	-	-	-	163,980	163,980
Foreign Currency Translation Adjustment	-	-	-	-	-	789,573	-	789,573
Balance, March 31, 2009	25,177,640	$25,177	$24,187,019	$5,438,723	$29,504,202	$5,968,189	$5,286,001	$70,409,311

	Comprehensive Income 2009	Comprehensive Income 2008	Total
Net Income	$1,898,224	$14,703,378	$16601,602
Foreign Currency Translation
Adjustment	789,573	3,331,908	4,121,481
	$2,687,797	$18,035,286	$20,723,083

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in US Dollars)

	2009	2008
Cash flows from operating activities
Net income	$1,756,076	$1,731,703
Minority interest	142,148	133,840
Depreciation	334,454	360,568
Amortization	44,377	27,481
(Increase)/decrease in accounts & other receivables	1,598,659	7,070,972
(Increase)/decrease in inventories	(2,860,568)	3,536,593
Increase/(decrease) in accounts and other payables	(1,485,752)	(10,011,750)
Net cash (used in)/provided by operating activities	$(470,606)	$2,849,407
Cash flows from investing activities
Purchase of plant and equipment	(143,166)	(3,237,074)
Purchase of biological assets	-	(115,731)
Increase of construction in progress	-	(1,253,155)
Payments for deposit	(215,905)	-
(Increase)/decrease in restricted cash	-	34,722
Payment of land use rights	(22,689)	(131,935)
Investments in securities	-	(772,942)
Sales of securities	2,780	-

Net cash used in investing activities	$(378,980)	$(5,476,115)
Cash flows from financing activities
Issue of common stock	5	-
Notes repayment	(5,208,485)	-
Bank borrowings	14,649,047	1,066,888
Net cash provided by financing activities	$9,440,566	$1,066,888
Net in cash and cash equivalents (used)/sourced	8,590,979	(1,559,820)
Effect of foreign currency translation on cash and cash equivalents	811,404	1,052,344
Cash and cash equivalents–beginning of year	2,841,339	6,769,973
Cash and cash equivalents–end of year	$12,243,722	$6,262,497

Supplementary cash flow information:
Interest received	$64,990	$9,378
Interest paid	603,826	369,077
Taxes Paid	580,772	1,705,431

See Accompanying Notes to the Financial Statements and Accountant’s Report

1.	ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPAL ACTIVITIES

	(a)	Organization history of American Lorain Corporation (formerly known as Millennium Quest, Inc.)

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

As of March 31, 2009 and December 31, 2008, the detailed identities of the consolidating subsidiaries are as follows:

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

Based on the consolidated net income for the period ended March 31, 2009 and the year ended December 31, 2008, the Company shall not be subject to income tax.

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

	2009	2008
Year end RMB : US$ exchange rate	6.84560	6.8542
Average yearly RMB : US$ exchange rate	6.84659	6.9622

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

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers.

(v)	Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the years. During this quarter ended March 31, 2009 and the year ended 2008 and 2007, no dilutive potential ordinary shares were issued.

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

4.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following as of March 31, 2009 and December 31, 2008:

	2009	2008
Trade accounts receivable	$23,701,650	$25,421,293
Less: Allowance for doubtful accounts	(226,033)	(127,967)

	$23,475,617	$25,293,326

Allowance for Bad Debt:	2009	2008
Beginning Balance	$127,967	$172,309
Additions to Allowance
Less: Bad debt written-off	98,066	(44,342)
	$226,033	$127,967

The Company offers credit terms of between 30 to 60 days to most of their international distributors as well as domestic supermarkets and wholesalers, and between 0 to 15 days for most of their agents.

5.

OTHER RECEIVABLES

Other receivables consisted of the following as of March 31, 2009 and December 31, 2008:

	2009	2008
Advances to suppliers	$-	$663,302
Advances to Employees for job/travel
disbursements	6,128,596	3,160,886
Amount due by a non-related enterprise	1,921,888	1,278,501
Other non-related receivables	-	5,030
	$8,050,484	$5,107,719

6.

INVENTORIES

Inventories consisted of the following as of March 31, 2009 and December 31, 2008:

	2009	2008
Raw materials	$11,794,668	$9,636,050
Work in Process	-	1,143,766
Finished goods	15,893,823	14,048,106
	$27,688,491	$24,827,922

7.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following as of March 31, 2009 and December 31, 2008:

	2009	2008
At cost:
Buildings	$27,833,773	$27,798,849
Landscaping, plant, and tree	2,755,558	2,752,101
Machinery and equipment	7,322,186	7,229,512
Office equipment	467,688	859,818
Motor vehicles	436,800	39,824
	$38,816,006	$38,680,104
Less: accumulated depreciation
Buildings	(1,348,065)	(1,192,855)
Machinery and equipment	(2,782,419)	(2,628,710)
Office equipment	(231,318)	(414,478)
Motor vehicles	(233,687)	(24,992)
	(4,595,489)	(4,261,035)

Construction in Progress	5,789,882	5,782,617
	$40,010,398	$40,201,686

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

8.

LAND USE RIGHTS, NET

Land use rights consisted of the following as of March 31, 2009 and December 31, 2008:

	2009	2008
Land use rights, at cost	$4,474,860 $	4,236,266
Less: Accumulated amortization	(329,716)	(285,339)
	$4,145,144 $	3,950,927

Land use rights represent the prepaid land use right. The PRC government owns the land on which the Company’s corporate campus is being constructed.

9.

SHORT-TERM DEBTS

Short-term debts consisted of the following as of March 31, 2009 and December 31, 2008:

	2009	2008
Loans from Junan County Construction Bank,
- Interest rate at 5.832% per annum due 4/8/2009	$376,844	$-
- Interest rate at 5.832% per annum due 4/3/2009	460,150	-
- Interest rate at 5.832% per annum due 4/27/2009	540,493	-
- Interest rate at 5.832% per annum due 5/1/2009	547,797	-
- Interest rate at 6.372% per annum due 2/18/2010	379,806	-
- Interest rate at 5.832% per annum due 6/3/2009	905,691	-
- Interest rate at 5.832% per annum due 6/7/2009	584,317	-
- Interest rate at 5.832% per annum due 6/24/2009	65,736	-
- Interest rate at 10.452% per annum due 1/22/2009	146,079	-
- Interest rate at 7.452% per annum due 2/24/2009	102,255	102,127
- Interest rate at 10.452% per annum due 1/22/2009	-	1,575,676
- Interest rate at 7.236% per annum due 2/3/2009	-	116,717

Loan from Junan County Agriculture Bank,
- Interest rate at 8.262% per annum due 4/11/2009	1,752,950	-
- Interest rate at 9.027% per annum due 11/21/2009	642,749	-
- Interest rate at 7.965% per annum due 3/17/2010	3,359,822	-

	2009	2008
- Interest rate at 8.262% per annum due 6/28/2009	876,475	-
- Interest rate at 8.262% per annum due 6/28/2009	2,921,585	-
- Interest rate at 7.290% per annum due 9/30/2009	1,446,184	-
- Interest rate at 12.699% per annum due 8/6/2009	584,317	583,584
- Interest rate at 12.699% per annum due 8/18/2009	657,357	656,532
- Interest rate at 12.699% per annum due 8/18/2009	365,198	364,740
- Interest rate at 10.577% per annum due 3/27/2009	-	1,458,959

Loan from Junan County Industrial and Commercial Bank,
- Interest rate at 5.3460% per annum due 5/22/2009	460,150	-
- Interest rate at 5.3460% per annum due 6/11/2009	438,237	-
- Interest rate at 5.3460% per annum due 6/24/2009	723,092	-
- Interest rate at 6.120% per annum due 1/10/2009	146,124	145,896
- Interest rate at 8.541% per annum due 3/4/2009	-	393,919

- Interest rate at 3.1725% per annum due 2/19/2009	-	240,035
- Interest rate at 3.1725% per annum due 2/19/2009	-	118,161
- Interest rate at 10.1825% per annum due 2/26/2009	-	120,762
- Interest rate at 10.1825% per annum due 3/5/2009	-	173,670

Loan from Junan County Agricultural Financial Institution,
- Interest rate at 9.1155% per annum due 1/22/2010	1,168,634	-

Loan from Linyi Commercial Bank,
- Interest rate at 8.539% per annum due 3/27/2009	1,460,792	-
- Interest rate at 9.293% per annum due 1/19/2010	657,357	-
- Interest rate at 9.293%per annum due 12/14/2009	686,572	-
- Interest rate at 13.073% per annum due 1/5/2009	-	685,711
- Interest rate at 13.073% per annum due 1/5/2009	-	656,532
- Interest rate at 8.539% per annum due 3/27/2009	-	1,458,959
- Interest rate at 8.539% per annum due 3/27/2009	-	141,885

Loan from Beijing Miyun County Shilipu Rural Financial Institution,
- Interest rates at 7.434% per annum due 1/20/2010	1,460,792	-
- Interest rates at 8.539% per annum due 9/30/2009	2,775,505	2,772,023

Loan from China Agricultural Bank, Luotian Branch
- Interest rate at 7.47% per annum due 9/7/2009	818,044	817,017
- Interest rate at 7.47% per annum due 9/7/2009	292,158	291,792

	2009	2008
Bank of Beijing
- Interest rate at 7.722% per annum due 7/28/2009	292,158	291,792

Bank of China, Junan Branch,
- Interest rate at 7.500% per annum due 5/19/2009	2,321	4,014

United Commercial Bank, China Branch
- Interest rate at 5.494% per annum due 1/14/2009	965,577	1,156,955

Credit Union, Junan
- Interest rate at 8.5837% per annum due 1/7/2009	-	43,769
- Interest rate at 8.5837% per annum due 1/12/2009	-	43,769
	$29,063,318	$14,414,996

The short-term loans, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital.

All overdue loans were extended by the financial institution.

10.

NOTES PAYABLE

Notes payable consisted of the following as of March 31, 2009 and December 31, 2008:

	2009	2008

Notes to Junan County Construction Bank,
- Bank commission charge at 4%, due 1/12/2009	-	554,405

Notes to Junan County Agriculture Bank,
- Bank commission charge at 4%, due 1/16/2009	-	277,202

Loan to Jinan Branch, Shenzhen Development Bank,
- Bank charge commission charge at 3.96%, due 2/6/2009	-	4,376,878
	$-	$5,208,485

All overdue notes were extended by the financial institution.

11.

ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of March 31, 2009 and December 31, 2008:

	2009	2008
Accrued salaries and wages	$233,806	605,471
Accrued utility expenses	333,996	481,678
Accrued interest expenses	113,992	-
Accrued transportation expenses	618,832	1,103,112
Business and other taxes	-	1,979,650
Purchases disbursements payables	10,299,960	6,018,057
Accrued staff welfare	-	103,269

	$11,600,586	10,291,237

12.

LONG-TERM DEBTS

Long-term debts consisted of the following as of March 31, 2009 and December 31, 2008:

	2009	2008
Loan from Agricultural Development Luotian Government,
Interest at 0.67% per annum due 12/11/2010	$109,559	$-
Interest at 2.10% per annum due 12/11/2011	25,564	25,532

Loan from United Commercial Bank, China Branch
Interest at 5.494% per annum due 1/14/2011	442,577	551,443

	$577,700	$576,975

13.	MINORITY INTERESTS

This represents the 19.8% equity of Shangdong Lorain held by a state-owned interest, Shandong Economic Development Investment Corporation.

14.	CAPITALIZATION

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged until through December 31, 2007. During the course of 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207; however, because the holders did not pay in cash for the warrants, 110,752 of those shares were cancelled as consideration in lieu of the warrant holders paying in cash. Ultimately, 249,455 of new shares were issued to those who exercised their warrant. The Company also made an adjustment to the outstanding share count for rounding errors as result of the split and reverse splits made at the time of the reverse merger. The number of shares in the adjustment was an addition of seven shares. The Company believes the adjustment of seven shares is immaterial to both prior and current earnings per share calculation. As detailed in the table below, the total number of outstanding shares at March 31, 2009 was 25,177,640.

Type of Shares	Number of Shares	Common Stock Capital	Additional Paid-in Capital

Free Trading Shares	8,406,244	$8,406	$17,340,648
Restricted Shares	16,771,396	16,771	6,846,371
	25,177,640	$25,177	$24,187,019

15.

INCOME TAXES

All of the Group’s income before income taxes and related tax expenses are from PRC sources. In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, also in accordance with the relevant taxation laws in the PRC, some of the subsidiaries of the Group are eligible for tax exemption. In particular, from the time that a company has its first profitable tax year, the company is exempt from corporate income tax for its first two year and is then entitled to a 50% tax reduction for the succeeding three year. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 33% to income before income tax for the period from August 4, 2006 (date of incorporation) to March 31, 2009 for the following reasons: -

	2009	2008
Income before tax	$2,478,996	$2,255,924

Tax at the income tax rate	648,057	563,981
Effect of tax exemption granted	67,285	173,600
Income tax	$580,772	$390,381

Per Share Effect of Tax Exemption
	2009	2008
Effect of tax exemption granted	$67,285	$173,600

Weighted-Average Shares Outstanding	25,177,640	24,923,179
Per share effect	$0.0027	$0.0070

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

Based on the background of each constituent of our group, the income tax rates applicable to the four constituents for 2008 and 2009 are depicted in the following table.

Income Tax Rate	2008	2009
Junan Hongran	15%	25%
Luotian Lorain	15%	15%
Beijing Lorain	0%	15%
Shangdong Lorain	25%	25%

16.

SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of March 31, 2009 and 2008:

Category	2009	2008
Chestnut	$12,685,389	$10,969,045
Convenience food	1,032,821	992,298
Frozen, Canned and Bulk food	7,482,327	5,466,956
Total	$21,200,537	$17,428,299

Revenue by geography consisted of the following as of March 31, 2009 and 2008:

Country	2009	2008
Belgium	$38,357	$670,834
China	16,884,801	12,831,157
France	98,305	92,522
Holland	142,321	-
Hong Kong	52,039	43,117
Japan	1,590,369	1,818,668
Malaysia	71,684	145,553
Netherlands	-	180,540
Saudi Arabia	992,902	107,574
Singapore	97,935	59,400
South Korea	852,009	892,646
Taiwan	39,795	24,564
United Kingdom	158,589	532,883
United States of America	104,477	28,841
Other	76,954	-
Total	$21,200,537	$17,428,299

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

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

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We believe that we are the largest chestnut processing manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced over 50 high value-added processed chestnut products in the first quarter of 2009. We derive most of our revenues from sales in China, Japan and South Korea. Our primary strategy for 2009 is to expand our brand equity in the Chinese market for our chestnut products. We are also working to expand our brand recognition in China for our convenience food products and frozen, canned and bulk food products. In addition, we are working to expand our marketing efforts in Asia, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the first quarter of 2009, the cost of our raw materials increased from $12.5 million to $14.5 million, as compared to the first quarter of 2008, for an increase of approximately 16.4% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

Uncertainties that Affect our Financial Condition

We spend a significant amount of cash on our operations, principally to procure raw materials for our products. Many of our suppliers, including chestnut, vegetable and fruit farmers, and suppliers of packaging materials, require us to pay for their supplies in cash on the same day that such supplies are delivered to us. However, some of the suppliers with whom we have a long-standing business relationship allow us to pay on credit. In the first quarter of 2009, we paid for approximately 26% of our raw materials on credit. We fund the majority of our working capital requirements out of cash flow generated from operations. If we fail to generate sufficient sales, or if our suppliers stop offering us credit terms, we may not have sufficient liquidity to fund our operating costs and our business could be adversely affected.

We also fund approximately 42% of our working capital requirements from the proceeds of short-term loans from Chinese banks. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our average loan balance from short-term bank loans in the first quarter of 2009 was approximately $26 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, in 2008, we funded approximately $3 million, in the aggregate, of our working capital requirements from the proceeds of a private placement transaction conducted in May 2007. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

We anticipate that our existing capital resources and cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements for the next 12 months. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are extremely difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

The crisis of the financial and credit markets worldwide in the second half of 2008 has led to a severe economic recession worldwide, and the outlook for the remainder of 2009 is uncertain. A continuation or worsening of unfavorable economic conditions, including the ongoing credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial condition in a number of ways. For example, we may experience declines in revenues, profitability and cash flows as a result of reduced orders, delays in receiving orders, delays or defaults in payment or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. In addition, changes and volatility in the equity, credit and foreign exchange markets and in the competitive landscape make it increasingly difficult for us to predict our revenues and earnings into the future.

In the first quarter of 2009, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. In 2008, we shortened credit terms for many of our international and domestic distributors from between 30 and 180 days to between 30 and 60 days. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, and the differences between the two periods expressed in dollars and percentages:

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

(in thousands of U.S. dollars)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Increase/ Decrease ($)	Increase/ Decrease (%)
Revenue	21,201	17,428	3,772	21.6
Cost of Revenue	(16,038)	(13,480)	(2,558)	19.0

Gross profit	5,162	3,948	1,214	30.8
Gross margin	24.4%	22.7%	-	1.7

Operating Expenses:
Selling and Marketing	(1,171)	(619)	(552)	89.2
General and Administrative	(976)	(544)	(432)	79.3

Operating Income	3,015	2,785	231	8.3

Non-operating Income
(Expenses):
Government Subsidy Income	99	33	66	201.0
Interest income	65	39	26	66.3
Other income	16	-	16	-
Foreign Exchange	(87)	-	(87)	-
Other expense	(25)	(10)	(15)	144.7
Interest Expense	(604)	(590)	(14)	2.3

Income before taxes	2,479	2,256	223	9.9
Income Taxes	(581)	(390)	(190)	48.8
Income before Minority	1,898	1,866	33	1.8
Interests
Minority Interests	142	134	8	6.2
Net Income	1,756	1,732	24	1.4

Revenue

Revenue. Revenue increased by $3.8 million, or approximately 21.6%, to $21.2 million in the first quarter of 2009 from $17.4 million in the first quarter of 2008. This increase was attributable to the increased revenues generated from sales of each of our product segments, as reflected in the following table:

(in thousands of U.S. dollars)	Revenue: Three Months Ended March 31, 2009 ($)	Revenue: Three Months Ended March 31, 2008 ($)	Increase ($)	Increase (%)
Chestnut Products	12,685	10,969	1,716	15
Convenience Products	1,032	992	40	4
Frozen, Canned and	7,482	5,467	2,015	36
Bulk Products
Total	21,201	17,428	3,773	21

We believe that the increases reflected in the table above are attributable to the following factors, by percentage:

Category	Chestnut Products	Convenience Products	Frozen, Canned and Bulk Products
Increase in volume sold	67%	(132)%	82%
Increase in average sales price	31%	(259)%	14%
Increase in value of the U.S. dollar	2%	491%	4%

The greatest increase in volume sold in the first quarter of 2009, as compared to the first quarter of 2008, was in the domestic PRC market. Revenues from sales in this market increased by approximately $4.0 million, or approximately 31.6%, in the first quarter of 2009, as compared to the first quarter of 2008. As a percentage of total revenues, revenues from sales in the domestic PRC market increased to approximately 79.6% in the first quarter of 2009 from approximately 73.6% in the first quarter of 2008. This increase was partially offset by a decrease of an aggregate of $1.5 million, in the aggregate, of sales to Belgium, Japan, Malaysia, the Netherlands, South Korea and the United Kingdom, as compared to the first quarter of 2008. See Note 16 to the financial statements contained in Item 1 of this report for more information on the breakdown of our sales per geographic region.

Cost of Revenue. Our cost of revenue increased by $2.6 million, or approximately 19.0%, to approximately $16 million in the first quarter of 2009 from approximately $13.5 million in the first quarter of 2008. This increase was attributable to the following factors, by percentage:

Allocation of Increase in Cost of Revenues
Category	(%)
Raw Materials	53
Currency (RMB) Appreciation	28
Other Allocated Overhead	3
(utilities, freight, equipment consumables)
Wages	14
Depreciation	3

Raw material costs increased to $14.5 million in the first quarter of 2009 from $12.5 million in the first quarter of 2008. This increase was attributable to the increase of approximately 6.7% and 0.7%, respectively, in the volume of raw chestnuts and meats purchased, and an increase of approximately 25.4% in the volume of raw vegetables and fruits purchased, in the first quarter of 2009 as compared to the first quarter of 2008. We purchased a significantly higher volume of raw fruits and vegetables for use in our convenience and frozen, canned and bulk products.

The following table reflects the changes in our cost of revenues in the first quarter of 2009 as compared to the first quarter of 2008 among our different segments:

(thousands of U.S. dollars)	Cost of Revenue: Three Months Ended March 31, 2009	Cost of Revenue: Three Months Ended March 31, 2008	Increase/ (Decrease)
	($)	($)	(%)
Chestnut Products	9,437	8,419	12
Convenience Products	787	770	2
Frozen, Canned and Bulk Products	5,814	4,291	35
Total	16,038	13,480	19

Gross Profit. Our gross profit increased approximately $1.2 million, or 30.8%, to $5.2 million in the first quarter of 2009 from $3.9 million in the first quarter of 2008 as a result of higher revenue, partially offset by higher cost of revenue, for the reasons indicated above.

Gross Margin. Our gross margin increase approximately 1.7%, to 24.4% in the first quarter of 2009 from 22.7% in the first quarter of 2008 as a result of the lower cost of raw materials.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased approximately $0.5 million, or 89.2%, to $1.2 million in the first quarter of 2009 from $0.6 million in the first quarter of 2008. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

(in thousands of U.S. dollars)	Increase in Costs in the Three Months Ended March 31, 2009 over the Three Months Ended March 31, 2008
Shipping and inspection fees	354
Port surcharges	47
Tariffs	5
Supermarket fees	19
Wages (sales personnel)	111

The increases listed in the table above were partially offset by an aggregate of $41,000 of decreases of other factors, including customer lodging, phone, postage and courier charges, toll road expense, warehousing costs and expenses for professional movers.

Selling and marketing expenses increased because we expanded the distribution of our products in China from 19 provinces to 26 provinces. In addition, we introduced several new convenience food products and initiated a marketing and promotional campaign for our chestnut, convenience food and frozen, canned and bulk food products.

General and Administrative Expenses. Our general and administrative expenses increased approximately $0.4 million, or 79%, to $0.9 million in the first quarter of 2009 from $0.5 million in the first quarter of 2008. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

(in thousands of U.S. dollars)	Increase in Costs in the Three Months Ended March 31, 2009 over the Three Months Ended March 31, 2008
Personnel Benefits (non-wage benefits)	25
Consultation fees	132
Entertainment	20
Insurance fees	9
Research and development fees	23

Non-Operating Income (Expenses)

Government Subsidy Income. Government subsidy income increased $0.7 million, or 201%, from approximately $0.3 million in the first quarter of 2008 to approximately $1.0 million in the first quarter of 2009, representing grants received from local government agencies in connection with their plan to support small and medium sized companies in 2009.

Income Before Taxation and Minority Interest. Income before taxation and minority interest increased $0.2 million, or 9.9%, to $2.5 million in the first quarter of 2009 from $2.3 million in the first quarter of 2008 as a result of higher revenues, partially offset by higher costs of revenues and operating expenses, for the reasons indicated above.

Income Taxes. Income taxes increased $0.2 million, or 49.0%, to $0.6 million in the first quarter of 2009, as compared to $0.4 million in the first quarter of 2008. This increase was attributable to the higher income earned in 2009 as compared to 2008.

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises, without any tax holiday. However, the PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008 to continue utilizing such tax holidays until they are fully utilized.

The income tax rates applicable to our Chinese operating subsidiaries in 2008, and 2009 are depicted in the following table:

	2008	2009
Junan Hongrun	15%	25%
Luotian Lorain	15%	15%
Beijing Lorain	-	15%
Shandong Lorain	25%	25%

Net Income. Net income increased approximately $0.1 million, or 7.9%, to $1.9 million in the first quarter of 2009 from $1.7 million in the first quarter of 2008, as a result of the factors described above.

Liquidity and Capital Resources

Our primary capital need in 2009 has been to fund our working capital. Our primary sources of financing are cash generated from operations and short-term loans from banks in China. See “—Overview-Uncertainties that Affect Our Financial Condition” above. At March 31, 2009, cash and cash equivalents (including restricted cash) were $13,248,502, as compared to $8,249,614 at March 31, 2008.

The following table provides detailed information about our net cash flow for the three months ended March 31, 2008 and March 31, 2009.

Cash Flows Data:
(in thousands of U.S. dollars)	Three Months Ended March 31,
	2009	2008
Net cash flows provided by (used in) operating activities	(471)	2,849
Net cash flows provided by (used in) investing activities	(379)	(5,476)
Net cash flows provided by (used in) financing activities	9,441	1,067

Operating Activities

Net cash used in operating activities for the first quarter of 2009 was approximately $0.5 million and net cash provided by operating activities in the first quarter of 2008 was approximately $2.8 million. The decrease of approximately $3.3 million in net cash flows provided by operating activities resulted from an increase in inventories of approximately $6.4 million, primarily of raw materials for our chestnut products which are being stored until production and delivery in subsequent periods, and higher receivables of approximately $5.5 million, incurred in connection with the procurement of raw materials, partially offset by higher accounts payable of approximately $8.5 million as compared to the first quarter of 2008.

Days sales outstanding for the first quarter of 2009 were 104 days, compared to 165 days in the first quarter of 2008. Days inventory outstanding for the first quarter of 2009 were 147 days, compared to 114 days in the first quarter of 2008.

Investing Activities

Our uses of cash for investment activities are primarily payments for the acquisition and construction of property, plants and equipment.

Net cash used in investing activities was $0.4 million and $5.5 million, respectively, for the first quarter of each of 2009 and 2008. The decrease of approximately $5.1 million in net cash flows used in investing activities resulted from our decision to minimize investing activities in 2009 in order to mitigate the impact from the global economic crisis. Payments of plant and equipment purchases and deposits were payments of residual balances from 2008, and did not represent any new investments in 2009.

Financing Activities

Net cash provided by financing activities was $9.4 million and $1.0 million, respectively, for the first quarter of each of 2009 and 2008. The increase of approximately $8.4 million in net cash provided by financing activities resulted primarily from an increase of approximately $13.6 million in bank borrowings, partially offset by note repayments of approximately $5.2 million.

Loan Facilities

Note 9 to the financial statements contained in Item 1 of this report sets forth the amounts and maturity dates for our bank loans as of March 31, 2009.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make assumptions, estimates and judgments that affect the amounts reported in our financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require significant judgments and estimates in the preparation of financial statements, including the following:

Method of Accounting -- We maintain our general ledger and journals with the accrual method accounting for financial reporting purposes. Accounting policies adopted by us conform to generally accepted accounting principles in the United States and have been consistently applied in the presentation of our financial statements, which are compiled on the accrual basis of accounting.

Use of estimates -- The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Principles of consolidation -- Our consolidated financial statements, which include information about our company and our subsidiaries, are compiled in accordance with generally accepted accounting principles in the United States. All significant inter-company accounts and transactions have been eliminated. Our consolidated financial statements include 100% of assets, liabilities, and net income or loss of our wholly-owned subsidiaries. Ownership interests of minority investors are recorded as minority interests.

As of March 31, 2009, the details pertaining to our subsidiaries were as follows:

Name of Company	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Shandong Lorain Co., Ltd.	PRC	80.2	$12,901,823	(RMB 100,860,000)
Luotian Lorain Co., Ltd.	PRC	100	$3,240,013	(RMB 25,328,800)
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	$16,245,603	(RMB 127,000,000)
Beijing Lorain Co., Ltd.	PRC	100	$1,279,181	(RMB 10,000,000)

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

Revenue recognition -- Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of ours exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Our revenue consists of invoiced value of goods, net of a value-added tax. No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

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

Finally, this FSP clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The disclosures required by Statement 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. For example, an entity with a March 31 fiscal year-end should provide the disclosures for its fourth quarter interim period ended March 31, 2009, in its 2009 annual financial statements. This clarification of the effective date of Statement 161 is effective upon issuance of the FSP.

We are currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on our consolidated results of operations and financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

During the fiscal quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors of Part 1included in our annual report on Form 10-K for the quarter ended March 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2009.

ITEM 5. OTHER INFORMATION

None.

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

Date: May 15, 2009

AMERICAN LORAIN CORPORATION /s/ Si Chen Si Chen Chief Executive Officer /s/ Yilun Jin Yilun Jin Chief Financial Officer

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