Form 10-Q
period 2009-06-30
American Lorain CORP
filed 2009-08-14
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

(86) 539-7318818
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

The numbers of shares outstanding of the issuer's class of common stock as of August 13, 2009 was 25,177,640.

Table of Contents
		Page
	Part I - Financial Information
Item 1	Financial Statements and Accountant’s Report	3
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4	Controls and Procedures	35

	Part II - Other Information
Item 6	Exhibits	35
Signatures		36

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND ACCOUNTANT’S REPORT.

AMERICAN LORAIN CORPORATION

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (the “Company”) as of June 30, 2009 and December 31, 2008, and the related statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended June 30, 2009 and 2008. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

South San Francisco, California	Samuel H. Wong & Co., LLP
July 19, 2009	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

			(Audited)
	Note	6/30/2009	12/31/2008
ASSETS
Current Assets
Cash and cash equivalents		$6,831,721	$2,841,339
Restricted cash	3	993,364	3,715,998
Short-term investment		110,303	113,069
Trade accounts receivable	4	19,973,927	25,293,326
Other receivables	5	11,157,063	5,107,719
Inventory	6	26,855,676	24,827,922
Advance to suppliers	7	7,642,341	415,009
Prepaid expenses and taxes		320,643	1,228,648
Total current assets		$73,885,038	$63,543,030
Property, plant and equipment, net	8	40,062,736	40,201,686
Land use rights, net	9	3,935,944	3,950,927
Other assets & goodwill		2,045	-
TOTAL ASSETS		$117,885,763	$107,695,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	10	$31,956,810	$14,414,996
Notes payable	11	1,614,364	5,208,485
Accounts payable		2,858,388	6,072,883
Taxes payable		1,095,717	2,682,658
Accrued liabilities and other payables	12	6,316,533	10,291,237
Customers deposits		952,954	748,732
Total Current Liabilities		$44,794,766	$39,418,991
Long Term Liabilities
Long term bank loans	13	570,462	576,975
TOTAL LIABILITIES		$45,365,228	$39,995,966

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
AT JUNE 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

			(Audited)
	Note	6/30/2009	12/31/2008
STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value, 200,000,000 shares authorized; 25,177,640 and 25,172,640 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	15	25,177	25,172
Additional paid-in capital		24,193,166	24,187,019
Statutory reserves		5,680,512	5,438,723
Retained earnings		31,118,042	27,748,126
Accumulated other comprehensive income		6,131,423	5,178,616
Non-controlling interests	14	5,372,215	5,122,021
		$72,520,535	$67,699,677
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$117,885,763	$107,695,643

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

		Three months ended June 30,		Six months ended June 30,
	Note	2009	2008	2009	2008

Net revenues	17	$23,965,924	$21,524,427	$45,166,461	$38,952,726
Cost of revenues		(18,675,167)	(16,338,272)	(34,713,370)	(29,818,596)
Gross profit		$5,290,757	$5,186,155	$10,453,091	$9,134,130
Operating expenses
Selling and marketing expenses		(1,220,317)	(616,050)	(2,391,164)	(1,235,018)
General and administrative expenses		(914,892)	(1,087,894)	(1,891,197)	(1,632,344)
Operating income		$3,155,548	$3,482,211	$6,170,730	$6,266,768
Investment income		-	(2,790)	-	(2,790)
Government subsidy income		97,663	4,492	196,252	37,242
Interest and other income		127,279	71,505	208,648	110,588
Other expenses		(69,286)	(94,819)	(181,603)	(104,987)
Interest expense		(744,825)	(683,401)	(1,348,651)	(1,273,698)
Earnings before tax		$2,566,379	$2,777,199	$5,045,376	$5,033,124
Income tax	2(r), 16	(602,706)	(493,194)	(1,183,478)	(883,575)
Net income		$1,963,673	$2,284,005	$3,861,898	$4,149,549
Net income attributable to:
-Parent		$1,855,628	$2,117,374	$3,611,704	$3,849,078
-Non-controlling Interest		108,046	166,631	250,194	300,471
		$1,963,674	$2,284,005	$3,861,898	$4,149,549
Earnings per share	2(v)
- Basic		$0.0737	$0.0850	$0.1434	$0.1544
- Diluted		$0.0737	$0.0836	$0.1434	$0.1517
Weighted average shares outstanding
- Basic		25,177,640	24,923,179	25,177,640	24,923,178
- Diluted		25,177,640	25,320,677	25,177,640	25,378,104

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cash flows from operating activities
Net income attributable to parent	$1,855,628	$2,111,375	$3,611,704	$3,849,078
Net income attributable to non-controlling interest	108,046	166,631	250,194	300,471
Depreciation	331,026	152,589	665,480	513,157
Amortization	91,615	170,289	135,992	197,770
(Increase)/decrease in accounts & other receivables	395,111	5,344,818	(729,946)	12,415,790
Decrease/(Increase) in restricted cash	11,415	-	2,722,634	-
(Increase)/decrease in advances to suppliers	(7,334,256)	1,742,325	(7,227,332)	1,742,325
(Increase)/decrease in inventories	832,815	(4,991,298)	(2,027,754)	(1,454,705)
Decrease/(Increase) in prepaid expenses	1,240,173	-	1,227,308	-
(Increase)/decrease in prepaid tax	(237,742)	(1,226,945)	(319,303)	(1,226,945)
Increase/(decrease) in accounts and other payables	(6,722,844)	(3,687,836)	(7,189,199)	(13,699,587)
Increase/(decrease) in tax payable	51,177	(389,393)	(1,586,941)	(389,393)
Increase/(decrease) in customer deposit	(414,499)	1,036,497	204,222	1,036,497
Net cash (used in)/provided by operating activities	(9,792,335)	435,051	(10,262,941)	3,284,458
Cash flows from investing activities
Purchase of plant and equipment	(383,364)	(2,420,849)	(526,530)	(5,657,923)
Purchase of biological assets	-	115,731	-	-
Payment of construction in progress	-	938,022	-	(315,133)
(Increase)/decrease in restricted cash	-	(2,264,890)	-	(2,230,168)
Payment of land use rights	(98,320)	(816,295)	(121,009)	(948,230)
Investments in securities	(13)	(816,443)	2,767	(1,589,385)
Payments for deposits	213,860	-	(2,045)	-
Contribution to capital reserve		1,609,161		1,609,161
Net cash used in investing activities	(267,837)	(3,655,563)	(646,817)	(9,131,678)
Cash flows from financing activities
Bank borrowings	2,886,255	266,084	17,535,302	1,332,972
Notes payable	1,614,365	3,814,058	(3,594,121)	3,814,058
Issue of common stock	6,147		6,152	-
Net cash provided by/(used in) financing activities	$4,506,767	$4,080,143	$13,947,333	$5,147,031
Net Increase/(decrease) of Cash and Cash Equivalents	(5,553,405)	859,631	3,037,575	(700,189)
Effect of foreign currency translation on cash and cash equivalents	141,404	(1,221,076)	952,807	(168,732)
Cash and cash equivalents–beginning of year	12,243,722	6,262,497	2,841,339	6,769,973
Cash and cash equivalents–end of year	$6,831,721	$5,901,052	$6,831,721	$5,901,052
Supplementary cash flow information:
Interest received	1,620	25,710	66,610	34,412
Interest paid	744,825	607,641	1,348,651	976,719
Taxes paid	$602,706	$374,134	$1,183,478	$2,079,565

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2009 AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total
Balance, January 1, 2008	24,923,178	$24,923	$24,187,268	$4,497,647	$13,985,824	$1,846,708	$3,887,021	$48,429,391
Issuance of Common Stock	249,455	249	(249)	-	-	-	-	-
Share Adjustment to Match Transfer Agent	7	-	-	-	-	-	-	-
Net Income	-	-	-	-	14,703,378	-	-	14,703,378
Appropriations to Statutory Reserves	-	-	-	941,076	(941,076)	-	-	-
Non-controlling Interests	-	-	-	-	-	-	1,235,000	1,235,000
Foreign Currency Translation Adjustment	-	-	-	-	-	3,331,908	-	3,331,908
Balance, December 31, 2008	25,172,640	$25,172	$24,187,019	$5,438,723	$27,748,126	$5,178,616	$5,122,021	$67,699,677
Balance, January 1, 2009	25,172,640	$25,172	$24,187,019	$5,438,723	$27,748,126	$5 ,178,616	$5,122,021	$67,699,677
Issuance of Common Stock	5,000	5	6,147	-	-	-	-	6,152
Net Income	-	-	-	-	3,611,705	-	-	3,611,705
Appropriations to Statutory Reserves	-	-	-	241,789	(241,789)	-	-	-
Non-controlling Interests	-	-	-	-	-	-	250,194	250,194
Foreign Currency Translation Adjustment	-	-	-	-	-	952,807	-	952,807
Balance, June 30, 2009	25,177,640	$25,177	$24,193,166	$5,680,512	$31,118,042	$6,131,423	$5,372,215	$72,520,535

	Comprehensive	Comprehensive
	Income	Income
	6/30/2009	12/31/2008	Total
Net Income	$3,611,704	$14,703,378	$18,315,082
Foreign Currency Translation Adjustment	952,807	3,331,908	4,284,715
	$4,564,511	$18,035,286	$$22,599,797

See Accompanying Notes to Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - JUNE 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

1.	PRINCIPAL ACTIVITIES

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

As of June 30, 2009, the detailed identities of the consolidating subsidiaries are as follows: -

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
Shandong Green Foodstuff Co., Ltd	PRC	80.2	$12,901,823	(RMB 100,860,000)
Luotian Green Foodstuff Co., Ltd	PRC	100	$3,240,013	(RMB 25,328,800)
Junan Hongrun Foodstuff Co., Ltd	PRC	100	$16,245,603	(RMB 127,000,000)
Beijing Green Foodstuff Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000)
International Lorain Holding, Inc	Cayman Islands	100

(c)	Use of estimates

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

(l)

Customer deposits

Customer deposits were cash received from customers in connection with orders of products to be delivered in future periods.

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

Based on the consolidated net income for the period ended June 30, 2009 and the year ended December 31, 2008, the Company shall not be subject to income tax.

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

	6/30/2009	3/31/2009	12/31/2008	6/30/2008	3/31/2008
Year end RMB : US$ exchange rate	6.84480	6.84560	6.8542	6.8718	7.0222
Average yearly RMB : US$ exchange rate	6.84323	6.84659	6.9622	7.29063	7.17568

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

(v)

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the years. During the six months ended June 30, 2009 and the year ended December 31, 2008, no dilutive potential ordinary shares were issued.

The Company computes earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS, but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

Restricted Cash represents interest bearing deposits placed with banks to secure banking facilities in the form of loans and notes payable. The restriction of funds is based upon the duration of the related borrowing facility. The funds that collateralize loans are held for 60 days in savings account that pay interest at the prescribed national daily savings account rate. For funds that underline notes payable, the cash is deposited in six month time deposits that pay interest at the national time deposit rate.

4.	TRADE ACCOUNTS RECEIVABLE

	6/30/2009	12/31/2008
Trade accounts receivable	$20,199,256	$25,421,293
Less: Allowance for doubtful accounts	(225,329)	(127,967)
	$19,973,927	$25,293,326
Allowance for bad debt:	6/30/2009	12/31/2008
Beginning balance	$(127,967)	$(172,309)
Additions to allowance	(697,362)	-
Bad debt written-off	-	44,342
	$(225,329)	$(127,967)

The Company offers credit terms of between 30 to 60 days to most of their international distributors as well as domestic supermarkets and wholesalers, and between 0 to 15 days for most of their agents.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of June 30, 2009 and December 31, 2008:

	6/30/2009	12/312008
Advances to employees for job/travel disbursements	$7,714,372	$3,160,886
Amount due by a non-related enterprise	2,549,526	1,278,501
tender deposit	566,103	-
Other	327,062	668,332
	$11,157,063	$5,107,719

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

6.	INVENTORY

Inventories consisted of the following as of June 30, 2009 and December 31, 2008:

	6/30/2009	12/312008
Raw materials	$13,846,180	$9,636,050
Work in progress	-	1,143,766
Finished goods	13,009,496	14,048,106
	$26,855,676	$24,827,922

7.	ADVANCE TO SUPPLIERS

Advance to suppliers represents prepayments made to vendors for goods and services that the Company anticipates using within its one year operating cycle. As a result of the seasonality of the Company’s business, there are significant increases in the balance of this account before the Company’s peak season, which are the third and fourth quarters of the calendar year.

Advance to suppliers consisted of the following as of June 30, 2009 and December 31, 2008:

6/30/2009
Raw materials	$5,471,897
Packaging materials	90,781
Shipping	55,442
Equipment	18,058
Construction materials	1,869,665
Other	136,498
7,642,341

8.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following as of June 30, 2009:

	6/30/2009	12/31/2008
At cost:
Buildings	$27,837,026	$27,798,849
Landscaping, plant, and tree	2,755,880	2,752,101
Machinery and equipment	7,515,492	7,229,512
Office equipment	878,697	859,818
Motor vehicles	25,897	39,824
	$39,012,992	$38,680,104
Less: accumulated depreciation
Buildings	(1,501,952)	(1,192,855)
Machinery and equipment	(2,934,934)	(2,628,710)
Office equipment	(472,566)	(414,478)
Motor vehicles	(17,063)	(24,992)
	(4,926,515)	(4,261,035)
Construction in Progress	5,976,259	5,782,617
	$40,062,736	$40,201,686

Construction in progress is mainly comprised of capital expenditures for construction of the Company’s new corporate campus, including offices, factories, and staff dormitories. Capital commitments for the construction are immaterial for the two years above.

Landscaping, plants, and trees are the Chestnut subsidiary’s investment in the development of agricultural operations, which have not been the significant source of the raw materials needed for the Company’s operations to date.

9.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of June 30, 2009 and December 31, 2008:

	6/30/2009	12/31/2008
Land use rights, at cost	$4,357,274	$4,236,266
Less: Accumulated amortization	(421,330)	(285,339)
	$3,935,944	$3,950,927

Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time. The PRC government owns the land on which the Company’s corporate campus is being constructed.

10.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following as of June 30, 2009 and December 31, 2008:

	6/30/2009	12/31/2008
Loans from Junan County Construction Bank,
●Interest rate at 5.832% per annum due 2/18/2010	$379,850	$-
●Interest rate at 5.832% per annum due 7/2/2009	613,604	-
●Interest rate at 5.832% per annum due 7/16/2009	146,096	-
●Interest rate at 5.832% per annum due8/6/2009	525,947	-
●Interest rate at 7.452% per annum due 2/24/2009		102,127
●Interest rate at 10.452% per annum due 1/22/2009	-	1,575,676
●Interest rate at 7.236% per annum due 2/3/2009	-	116,717
Loan from Junan County Agriculture Bank,
●Interest rate at 7.290% per annum due 9/24/2009	2,191,445	-
●Interest rate at 9.027% per annum due 11/21/2009	642,824	-
●Interest rate at 7.965% per annum due 3/17/2010	3,360,215	-
●Interest rate at 7.290% per annum due 8/20/2009	1,168,770	-
●Interest rate at 7.290% per annum due 8/20/2009	730,482	-
●Interest rate at 7.290% per annum due 9/30/2009	1,446,353	-
●Interest rate at 12.699% per annum due 8/6/2009	584,385	583,584
●Interest rate at 12.699% per annum due 8/18/2009	657,433	656,532
●Interest rate at 12.699% per annum due 8/1/2009	365,241	364,740
●Interest rate at 10.577% per annum due 3/27/2009		1,458,959
●Interest rate at 7.290% per annum due 9/24/2009	1,753,156
Loan from Junan County Industrial and Commercial Banks,
●Interest rate at 5.3460% per annum due7/1/2009	496,727

●Interest rate at 4.8600% per annum due7/22/2009	463,125
●Interest rate at 4.8600% per annum due8/12/2009	540,556
●Interest rate at 4.8600% per annum due 8/10/2009	438,289	-
●Interest rate at 4.8600% per annum due 8/18/2009	1,307,562	-
●Interest rate at 6.120% per annum due 1/10/2009		145,896
●Interest rate at 8.541% per annum due 3/4/2009	-	393,919
●Interest rate at 3.1725% per annum due 2/19/2009	-	240,035
●Interest rate at 3.1725% per annum due 2/19/2009	-	118,161
●Interest rate at 10.1825% per annum due 2/26/2009	-	120,762
●Interest rate at 10.1825% per annum due 3/5/2009	-	173,670
Loan from Junan County Agricultural Financial Institution,
●Interest rate at 9.1155% per annum due 1/22/2010	1,168,770	-
●Interest rate at 9.1155% per annum due 12/23/2009	438,289	-
●Interest rate at 9.1155% per annum due 12/23/2009	146,096	-
●Interest rate at 9.1155% per annum due 12/23/2009	438,289	-
Loan from Linyi Commercial Bank,
●Interest rate at 9.293% per annum due 6/15/2010	1,460,963	-
●Interest rate at 9.293% per annum due 1/19/2010	657,433	-
●Interest rate at 9.293%per annum due 12/14/2009	686,653	-
●Interest rate at 9.293% per annum due 6/16/2010	1,460,963	-
●Interest rate at 13.073% per annum due 1/5/2009	-	685,711
	6/30/2009	12/31/2008
●Interest rate at 13.073% per annum due 1/5/2009	$-	$656,532
●Interest rate at 8.539% per annum due 3/27/2009	-	1,458,959
●Interest rate at 8.539% per annum due 3/27/2009	-	141,885
Loan from Beijing Miyun County Shilipu Rural Financial Institution,
●Interest rates at 10.935% per annum due 9/30/2009	2,775,830	-
●Interest rates at 7.434% per annum due 1/20/2010	1,460,963	-
●Interest rates at 8.539% per annum due 9/30/2009		2,772,023
Loan from China Merchants Bank, Beijing
●Interest rate at 5.310% per annum due 3/29/2010	730,482	-
Loan from China Agricultural Bank, Luotian Branch
●Interest rate at 7.47% per annum due 9/7/2009	818,139	817,017
●Interest rate at 7.47% per annum due 9/7/2009	292,193	291,792
Bank of Beijing
●Interest rate at 7.722% per annum due 7/28/2009	292,193	291,792
Bank of China, Junan Branch,
●Interest rate at 7.500% per annum due 5/19/2009	1,171	4,014

United Commercial Bank, China Branch
●Interest rate at 5.494% per annum due 1/14/2009	965,690	1,156,955
International Trust Co., Ltd.,
●Interest rate at 6.804% per annum due 11/13/2009	350,629	-
Credit Union, Junan
●Interest rate at 8.5837% per annum due 1/7/2009	-	43,769
●Interest rate at 8.5837% per annum due 1/12/2009	-	43,769
	$31,956,810	$14,414,996

The short-term loans are revolving lines of credit, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital.

All overdue loans were extended by the financial institution.

11.	NOTES PAYABLE

Notes payable consisted of the following as of June 30, 2009 and December 31, 2008:

	6/30/2009	12/31/2008
Notes to Junan County Construction Bank,
Bank commission charge at 4%, due 1/12/2009	$-	$554,405
Bank commission charge at 5.8320%, due 8/13/2009	730,482	-
Bank commission charge at 5.8320%, due 8/25/2009	883,882	-
Notes to Junan County Agriculture Bank,
Bank commission charge at 4%, due 1/16/2009	-	277,202
Loan to Jinan Branch, Shenzhen Development Bank,
Bank charge commission charge at 3.96%, due 2/6/2009	-	4,376,878
	$1,614,364	$5,208,485

All overdue notes were extended by the financial institution.

12.

ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of June 30, 2009 and December 31, 2008:

	6/30/2009	12/31/2008
Business and other taxes	$997,287	$1,979,650
Accrued staff welfare	1,711,481	103,269
Accrued salaries and wages	274,863	605,471
Accrued utility expenses	474,460	481,678
Accrued interest expenses	140,913	-
Accrued transportation expenses	692,511	1,103,112
Other accruals	130,662	-
Purchases disbursements payables	1,894,356	6,018,057
	$6,316,533	$10,291,237

13.

LONG-TERM DEBTS

Long-term debts consisted of the following as of June 30, 2009 and December 31, 2008:

	6/30/2009	12/31/2008
Loan from Agricultural Development Luotian Government,
Interest rates at 0.67% per annum due 12/11/2010	$109,572	$-
Interest rates at 2.10% per annum due 12/11/2011	25,567	25,532
Loan from United Commercial Bank, China Branch
Interest rates at 5.494% per annum due 1/14/2011	435,323	551,443
	$ 570,462	$ 576,975

14.	NON-CONTROLLING INTERESTS

The non-controlling interests represents the 19.8% equity of Shandong Green Foodstuff Co., Ltd. held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

15.	CAPITALIZATION

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged until through December 31, 2007. During the course of 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207; however, because the holders did not pay in cash for the warrants, 110,752 of those shares were cancelled as consideration in lieu of the warrant holders paying in cash. Ultimately, 249,455 of new shares were issued to those who exercised their warrant. As detailed in the table below, the total number of outstanding shares at June 30, 2009 was 25,177,640.

16.	INCOME TAXES

All of the Group’s income before income taxes and related tax expenses are from PRC sources. In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, also in accordance with the relevant taxation laws in the PRC, some of the subsidiaries of the Group are eligible for tax exemption. In particular, from the time that a company has its first profitable tax year, the company is exempt from corporate income tax for its first two year and is then entitled to a 50% tax reduction for the succeeding three year. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 33% to income before income tax for the period from August 4, 2006 (date of incorporation) to June 30, 2009 for the following reasons:

	6/30/2009	12/31/2008
Income before tax	$5,170,937	$2,255,924
Tax at the income tax rate	1,292,734	563,981
Effect of tax exemption granted	(109,256)	(173,600)
Income tax	$1,183,478	$390,381
Per Share Effect of Tax Exemption
	6/30/2009	12/31/2008
Effect of tax exemption granted	$109,256	$173,600
Weighted-Average Shares Outstanding	25,177,640	24,923,179
Per share effect	$0.0043	$0.0070

Effective January 1, 2008, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

Based on the background of each constituent of our group, the income tax rates applicable to the four constituents for 2008 and 2009 are depicted in the following table.

Income Tax Rate	2008	2009
Junan Hongrun	15%	25%
Luotian Lorain	15%	15%
Beijing Lorain	0%	15%
Shandong Lorain	25%	25%

17.

SALES BY PRODUCT TYPE

Sales by categories of product at June 30, was as follows:

Category	6/30/2009	6/30/2008

Chestnut	$26,546,837	$23,597,505
Convenience Food	7,347,253	6,690,5010
FCB Food	11,272,335	8,644,280
Others		20,440
Total	$45,166,461	$38,952,726

Revenue by geography at June 30, was as follows:

Country	6/30/2009	6/30/2008

Belgium	$635,579	$839,578
Chile	-	72,424
China	37,731,405	30,688,181
France	250,885	380,509
Germany	-	33,355
Holland	142,370	-
Hong Kong	95,424	69,501
Japan	2,424,172	2,243,240
Korea	-	2,060,488
Kuwait	76,981	-
Malaysia	246,747	242,603
Netherlands	-	399,301
Saudi Arabia	993,246	110,890
Singapore	328,319	263,666
South Korea	1,631,680	-
Spain	154,639	37,724
Taiwan	117,827	605,379
United Arab Emirates	-	100,942
UK	158,644	633,446
USA	178,543	171,499
Total	$45,166,461	$38,952,726

18.

SUBSEQUENT EVENT

On July 27, 2009, the Company filed a Form S-8 with the US Securities and Exchange Commission registering the underlying securities of the Company’s 2009 Stock Incentive Plan (“the Plan”) that was executed on the same date. The Plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. The Company will account for the issuance of the securities under the Plan in accordance with FASB Statement No. 123R, Share-Based Payment.

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

Overview

We are an integrated food manufacturing company with headquarters in Shandong Province, China. We develop, manufacture and sell the following types of food products:

  chestnut products,
  convenience foods (including ready-to-cook foods, ready-to-eat foods, and meals ready-to-eat; and
  frozen, canned, and bulk food.

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We believe that we are the largest chestnut processing manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced over 50 high value-added processed chestnut products in the second quarter of 2009. We derive most of our revenues from sales in China, Japan and South Korea. Our primary strategy for 2009 is to expand our brand equity in the Chinese market for our chestnut and convenience foods products. In addition, we are working to expand our marketing efforts in Asia, North America, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the second quarter of 2009, the cost of our raw materials increased from $9.2 million to $11.6 million, as compared to the second quarter of 2008, for an increase of approximately 26%. We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

Uncertainties that Affect our Financial Condition

We spend a significant amount of cash on our operations, principally to procure raw materials for our products. Many of our suppliers, including chestnut, vegetable and fruit farmers, and suppliers of packaging materials, require us to prepay for their supplies in cash or pay on the same day that such supplies are delivered to us. However, some of the suppliers with whom we have a long-standing business relationship allow us to pay on credit. In the second quarter of 2009, we paid for approximately 15% of our raw materials on credit. We fund the majority of our working capital requirements out of cash flow generated from operations. If we fail to generate sufficient sales, or if our suppliers stop offering us credit terms, we may not have sufficient liquidity to fund our operating costs and our business could be adversely affected.

We also fund approximately 56% of our working capital requirements from the proceeds of short-term loans from Chinese banks. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our loan balance from short-term bank loans as of June 30, 2009 was approximately $32.0 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency.

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

In 2009, we shortened credit terms for many of our international and domestic distributors from between 30 and 180 days to between 30 and 60 days. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

In 2009, we introduced to the market several new products, including the series of bean products. Such addition to our product family increased the number of suppliers, many of whom were new to us. Most of these new suppliers require prepayment, in part or in full amount, before delivery of the supplies. Our cash flow suffered from these increased advances to suppliers. Our suppliers may not waive or reduce their prepayment requirements, in which case if we fail to find alternative suppliers, we may not have sufficient cash flow to fund our operations and our business could be adversely affected.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2009

The following table summarizes the results of our operations during the three-month periods ended June 30, 2009 and June 30, 2008, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2009.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended			Percentage
	June 30,		Dollar($)	(%)
			Increase	Increase
	2009	2008	(Decrease)	(Decrease)
	(In	(In
	Thousands)	Thousands)
Net revenues	$23,966	$21,524	$2,441	11.3
Cost of revenues	18,675	16,338	2,337	14.3
Gross profit	5,291	5,186	105	2.0
Operating expenses
Selling and marketing expenses	1,220	616	604	98.1
General and administrative expenses	914	1,087	(173)	(15.9)
Operating Income	3,156	3,482	(327)	(9.4)
Government subsidy income	98	4	94	2074
Interest and other income	127	72	55	78
Other expenses	(69)	(95)	25	(26.9)
Interest expense	(745)	(683)	62	9.1
Earnings before tax	2,566	2,777	(211)	(7.6)
Income tax	(603)	(493)	110	22.2
Income before minority interests	1,964	2,284	(320)	(14.0)
Minority interests	108	167	(59)	(35.3)
Net income	$1,856	$2,117	$(262)	(12.4)

Revenue

Net Revenues. Our net revenue for the three months ended June 30, 2009 amounted to $24.0 million, which represents an increase of approximately $2.4 million, or 11.3%, from the three-month period ended on June 30, 2008, in which our net revenue was $21.5 million. The increased revenues were attributable to increased revenues from sales of our chestnut and convenience food products as a result of 10% and 11% increase in sales respectively of such products thanks to our effective marketing efforts and well established domestic and international distribution network.

Cost of Revenues. During the three months ended June 30, 2009, we experienced an increase in cost of revenue of $2.3 million, in comparison to the three months ended June 30, 2008, from $16.3 million to $18.7 million, reflecting an increase of approximately 14.3% . Approximately 89%, or $2.08 million, of this increase was attributable to an increase in raw material costs, which increased from $15.8 million during the three months ended June 30, 2008 to $17.9 million, or approximately 13.3%, during the three months ended June 30, 2009.

The factors that contributed to the remaining 11% increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $.105 million, or 2.0%, to $5.3 million for the three months ended June 30, 2009 from $5.2 million for the same period in 2008 as a result of higher net revenues, offset by higher costs of revenues, for the reasons indicated immediately above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased approximately $.604 million, or 98.1%, to $1.2 million in the second quarter of 2009 from $.62 million in the second quarter of 2008. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

(in thousands of U.S. dollars)	Increase in Costs in the Three Months Ended June 30, 2009 over the Three Months Ended June 30, 2008
Shipping and inspection fees	$373
Port surcharges	$15
Certification cost	$11
Supermarket fees	$35
Wages (sales personnel)	$125

The increases listed in the table above were partially offset by decreases in dollar amount of other factors, including customer lodging, phone, postage and courier charges, toll road expense, warehousing costs and expenses for professional movers.

Selling and marketing expenses increased because we expanded the distribution of our products in China. In addition, we introduced several new convenience food products and initiated a marketing and promotional campaign for our chestnut and convenience food products.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of approximately $.173 million from approximately $1.1 million to approximately $0.9 million for the three months ended June 30, 2009, compared to the same period in 2008. The following table reflects the main factors that contributed to this decrease as well as the dollar amount that each factor contributed to this decrease:

Factor	Dollar Decrease
Personnel wages and benefits	$40,066
office expenses	$9,060
Consultation fees	$5,993
Inspection fees	$17,535
Agent fees	$14,467

Income Before Taxation and Minority Interest

Income before taxation and minority interest decreased $.211 million, or 7.6%, to $2.6 million for the three months ended June 30, 2009 from $2.8 million for the same period of 2008. The decrease was mainly attributable to the increase of our selling and marketing expenses as described above in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Income Taxes

Income taxes increased $.110 million, or 22.2%, to $.603 million in the second quarter of 2009, as compared to $.493 million in the second quarter of 2008. This increase was attributable to the higher income tax rate in 2009 as compared to 2008.

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises, without any tax holiday. However, the PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008 to continue utilizing such tax holidays until they are fully utilized.

The income tax rates applicable to our Chinese operating subsidiaries in 2008 and 2009 are depicted in the following table:

	2008	2009
Junan Hongrun	15%	25%
Luotian Lorain	15%	15%
Beijing Lorain	-	15%
Shandong Lorain	25%	25%

Net Income

Net income decreased $.262 million, or 12.4%, to $1.86 million for the three months ended June 30, 2009 from $2.12 million for the same period of 2008. The decrease was attributable to increased selling and marketing expenses and higher income tax in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table summarizes the results of our operations during the six-month periods ended June 30, 2009 and June 30, 2008, respectively and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2009.

(All amounts, other than percentages, stated in thousands of U.S. dollars)
	Six months ended			Percentage
	June 30,		Dollar($)	(%)
			Increase	Increase
	2009	2008	(Decrease)	(Decrease)
	(In	(In
	Thousands)	Thousands)
Net revenues	$45,166	$38,953	$6,213	16.0
Cost of revenues	34,713	29,819	4,894	16.4
Gross profit	10,453	9,134	1,319	14.4
Operating expenses
Selling and marketing expenses	2,391	1,235	1,156	93.6
General and Administrative expenses	1,891	1,632	259	15.9
Operating Income	6,171	6,267	(96)	(1.5)
Government subsidy income	196	37	159	427
Interest and other income	209	111	98	88.7
Other expenses	(182)	(105)	(77)	73
Interest expense	(1,349)	(1,274)	(75)	5.9
Earnings before tax	5,045	5,033	12	0.2
Income tax	(1,183)	(884)	299	33.8
Income before minority interests	3,862	4,150	(288)	(6.9)
Minority interests	250	300	(50)	(16.7)
Net income	$3,612	$3,849	$(237)	(6.2)

Revenue

Net Revenues. Our net revenue for the six months ended June 30, 2009 amounted to $45.2 million, which is approximately $6.2 million or 16.0% more than that of the same period ended on June 30, 2008 where we had revenue of $39.0 million. The increased revenues were attributable to the success of the Company's marketing strategies, operational enhancements and expansion of sales markets, primarily in China. In addition, through third party agents that we contracted with, our products were sold to a total of approximately 3,700 supermarkets in China as of June 30, 2009.

During the six months ended June 30, 2009, revenues from sales of chestnut products increased by $2.9 million, or 12.5%, and revenues from sales of convenience food products increased by $.66 million, or 9.8%, and sales of frozen, canned and bulk food products increased $2.6 million, or 30.4%, compared to the same period in 2008.

Cost of Revenues. Our cost of goods sold, which consists of raw materials, direct labor and manufacturing overhead expenses, was $34.7 million for the six month period ended June 30, 2009, an increase of $4.9 million or 16.4%, as compared to $29.8 million for the six month period ended June 30, 2008. The cost of goods sold increased because the sales in the first six months of 2009 increased as compared to the same period ended June 30, 2008.

Gross Profit. Our gross profit increased $1.3 million, or 14.4% to $10.5 million for the six months ended June 30, 2009 from $9.1 million for the same period in 2008. This increase was attributable to increased sales revenue.

Operating Expenses

Selling and Marketing Expenses. Selling and marketing expenses increased $1.2 million, or 93.6% to $2.4 million for the six months ended June 30, 2009 from $1.2 million for the same period in 2008. This increase mainly resulted from increased efforts to market our products in our domestic market.

General and Administrative Expenses. General and administrative expenses increased $0.26 million, or 15.9% to $1.9 million for the six months ended June 30, 2009 from $1.6 million for the same period of 2008. The increase of general and administrative expenses was primarily attributable to increased transportation costs relative to our expanded business, the increased compensation for managerial personnel and expansion of our distribution channels.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $0.012 million or 0.2% to $5.045 million for the six months ended June 30, 2009 from $5.033 million for the same period of 2008. The increase was primarily a result of the higher revenue during the six month period ended on June 30, 2009 as compared to 2008.

Income Taxes

Income taxes increased $0.299 million or 33.9% to $1.183 million for the six months ended June 30, 2009 from $0.884 million for the same period of 2008. The increase of tax paid was primarily a result of the increase of income in the first six months ended June 30, 2009, as compared to the same period in 2008.

Net Income

Net income decreased $0.237 million, or 6.2% to $3.612 million for the six months ended June 30, 2009 from $3.849 million for the same period of 2008. The decrease was primarily a result of higher selling and marketing expenses and increased income tax.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents (including restricted cash) of $6.8 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow (in thousands)
	Six Months Ended June 30,
	2009	2008
Net cash provided by (used in) operating activities	$(10,263)	$3,284
Net cash provided by (used in) investing activities	$(647)	$(9,132)
Net cash provided by (used in) financing activities	$13,947	$5,147
Net cash flow (outflow)	$3,038	$(700)

Operating Activities

Net cash provided by operating activities was $(10.3) million for the six months period ended June 30, 2009, which is a decrease of $13.5 million from $3.3 million for the same period of 2008. The decrease of net cash provided by operating activities was primarily a result of increase in accounts and other receivables in the first half of fiscal 2009 of approximately $13.1 million and increase in advance to suppliers of approximately $8.9 million as compared to the same period in 2008.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash used in investing activities for the six months period ended June 30, 2009 was $0.647 million, which is a decrease of $8.5 million from net cash used in investing activities of $9.1 million for the same period of 2008. The decrease was primarily due to reduced investment in fixed assets in 2009.

Financing Activities

Net cash provided by financing activities for the six months period ended June 30, 2009 was $13.9 million, which is an increase of $8.8 million from $5.1 million net cash provided by financing activities during the same period in 2008. The increase of the net cash provided by financing activities was primarily a result of increased short term bank borrowing in 2009.

Loan Facilities

As of June 30, 2009, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $31,956,810 as of June 30, 2009, compared with $14,414,996 as of December 31, 2008. We believe that our currently available working capital, after receiving the aggregate proceeds of the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contracts

We do not have any material contractual obligations as of June 30, 2009.

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

As of June 30, 2009, the details pertaining to our subsidiaries were as follows:

		Attributable
	Place of	Equity	Registered
Name of Company	Incorporation	Interest	Capital
		%
Shandong Lorain Co., Ltd.	PRC	80.2	$12,901,823	(RMB 100,860,000)
Luotian Lorain Co., Ltd.	PRC	100	$3,240,013	(RMB 25,328,800)
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	$16,245,603	(RMB 127,000,000)
Beijing Lorain Co., Ltd.	PRC	100	$1,279,181	(RMB 10,000,000)

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

During the fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2009

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