Form 10-Q
period 2009-09-30
American Lorain CORP
filed 2009-11-13
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-34449

AMERICAN LORAIN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0430320

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The numbers of shares outstanding of the issuer's class of common stock as of November 9, 2009 was 33,239,985.

Table of Contents

		Page
	Part I - Financial Information
Item 1	Financial Statements and Accountant’s Report	3
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4	Controls and Procedures	32
	Part II - Other Information
Item 6	Exhibits	32
Signatures		33

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND ACCOUNTANT’S REPORT.

AMERICAN LORAIN CORPORATION

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (the “Company”) as of September 30, 2009 and December 31, 2008, and the related statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2009 and 2008. These interim consolidated financial statements are the responsibility of the Company's management.

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

South San Francisco, California	Samuel H. Wong & Co., LLP
November 2, 2009	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

			(Audited)
	Note	9/30/2009	12/31/2008
ASSETS
Current Assets
Cash and cash equivalents		$4,161,802	$2,841,339
Restricted cash	3	1,008,007	3,715,998
Short-term investment		51,919	113,069
Trade accounts receivable	4	17,745,011	25,293,326
Other receivables	5	4,402,879	5,107,719
Inventory	6	35,606,922	24,827,922
Advance to suppliers	7	12,528,032	415,009
Prepaid expenses and taxes		1,077,904	1,228,648
Total current assets		$76,582,476	$63,543,030
Property, plant and equipment, net	8	40,667,653	40,201,686
Land use rights, net	9	3,918,315	3,950,927
Other assets & goodwill		2,047	-
TOTAL ASSETS		$121,170,491	$107,695,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	10	$34,588,160	$14,414,996
Long-term bank loans current portion		83,000	-
Notes payable	11	-	5,208,485
Accounts payable		2,417,468	6,072,883
Taxes payable		1,413,194	2,682,658
Accrued liabilities and other payables	12	4,788,869	10,291,237
Customers deposits		78,836	748,732
Total Current Liabilities		$43,369,527	$39,418,991
Long Term Liabilities
Long term bank loans	13	321,544	576,975
TOTAL LIABILITIES		$43,691,071	$39,995,966

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars)

			(Audited)
	Note	9/30/2009	12/31/2008

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 25,177,640 and 25,172,640 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	15	25,177	25,172
Additional paid-in capital		24,273,650	24,187,019
Statutory reserves		5,680,512	5,438,723
Retained earnings		35,615,406	27,748,126
Accumulated other comprehensive income		6,212,145	5,178,616
Non-controlling interests	14	5,672,530	5,122,021
		$77,479,420	$67,699,677
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$121,170,491	$107,695,643

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)

		Three months ended		Nine months ended
		September 30,		September 30,
	Note	2009	2008	2009	2008

Net revenues	17	$38,674,651	$36,727,394	$83,841,112	$75,680,120
Cost of revenues		(29,566,601)	(29,000,724)	(64,279,971)	(58,819,320)
Gross profit		$9,108,050	$7,726,670	$19,561,141	$16,860,800
Operating expenses
Selling and marketing expenses		(1,165,107)	(831,138)	(3,556,271)	(2,066,156)
General and administrative expenses		(906,847)	(847,896)	(2,798,044)	(2,480,240)
Operating income		$7,036,096	$6,047,636	$13,206,826	$12,314,404
Investment income
Government subsidy income		43,864	393	240,118	37,635
Interest and other income		24,196	180,641	232,844	288,439
Other expenses		(52,694)	56,706	(234,298)	(48,281)
Interest expense		(857,089)	(627,148)	(2,205,740)	(1,900,846)
Earnings before tax		$6,194,373	$5,658,228	$11,239,750	$10,691,351
Income tax	2(r), 16	(1,396,694)	(904,827)	(2,580,172)	(1,788,402)
Income before minority interests		$4,797,679	$4,753,401	$8,659,578	$8,902,949
Net income attributable to:
-Parent		$4,497,364	$4,458,659	$8,109,069	$8,307,737
-Non-controlling Interest		300,315	294,742	550,509	595,212
		$4,797,679	$4,753,401	$8,659,578	$8,902,949
Earnings per share	2(v)
- Basic		$0.18	$0.18	$0.32	$0.33
- Diluted		$0.18	$0.18	$0.32	$0.33
Weighted average shares outstanding
- Basic		25,177,640	24,923,178	25,177,640	24,923,178
- Diluted		25,200,136	24,923,178	25,717,588	25,282,206

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Cash flows from operating activities
Net income	$4,497,364	$4,458,659	$8,109,069	$8,307,737
Minority interest	300,316	294,741	550,509	595,212
Share based compensation	80,484	0	86,636	0
Depreciation	276,693	461,968	942,173	975,125
Amortization	22,217	11,332	158,209	209,102
(Increase)/decrease in accounts & other receivables	1,776,531	10,487,405	7,583,260	23,939,692
(Increase)/decrease in inventories	(8,751,246)	(12,644,355)	(10,778,999)	(14,099,060)
Increase/(decrease) in accounts & other payables	(961,609)	(1,722,767)	(22,389,528)	(15,296,367)
Net cash (used in)/provided by operating activities	(2,759,250)	1,346,983	(15,738,671)	4,631,441
Cash flows from investing activities
Purchase of plant and equipment	(881,610)	(82,023)	(1,408,140)	(5,739,946)
Payment of construction in progress	0	(1,294,028)	0	0
(Increase)/decrease in restricted cash	(14,642)	(242,639)	2,707,991	(2,472,807)
Payments for land use rights	(4,590)	(174,839)	(125,600)	(1,123,069)
Proceeds from sale of investment securities	58,384	0	61,151	0
Purchase of investment securities	0	(31,539)	0	(1,620,924)
Payments for deposits	0	(2,751,740)	(2,045)	(2,751,740)
Net cash used in investing activities	(842,458)	(4,576,808)	1,233,357	(13,708,486)
Cash flows from financing activities
Bank borrowings	2,465,431	3,405,635	20,000,733	4,738,607
Notes payable	(1,614,364)	(2,070,085)	(5,208,485)	1,743,973
Net cash provided by/(used in) financing activities	$851,067	$1,335,550	$14,792,248	$6,482,580
Net Increase/(decrease) of cash and cash equivalents	(2,750,641)	(1,894,275)	286,934	(2,594,465)
Effect of foreign currency translation	80,722	1,960,246	1,033,529	4,384,819
Cash and cash equivalents–beginning of year	6,831,721	8,494,356	2,841,339	6,769,973
Cash and cash equivalents–end of year	$4,161,802	$8,560,327	$4,161,802	$8,560,327
Supplementary cash flow information:
Interest received	$3,892	$34,200	$70,502	$68,612
Interest paid	$857,089	$627,148	$2,205,740	$1,900,846
Taxes paid	$1,396,694	$904,827	$2,580,172	$1,788,402

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	of	Common	Paid-in	Statutory	Retained	Comprehensive	controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total
Balance, January 1, 2008	24,923,178	$24,923	$24,187,268	$4,497,647	$13,985,824	$1,846,708	$3,887,021	$48,429,391
Issuance of Common Stock	249,455	249	(249)	-	-	-	-	-
Share Adjustment to Match Transfer Agent	7	-	-	-	-	-	-	-
Net Income	-	-	-	-	14,703,378	-	-	14,703,378
Appropriations to Statutory Reserves	-	-	-	941,076	(941,076)	-	-	-
Non-controlling Interests	-	-	-	-	-	-	1,235,000	1,235,000
Foreign Currency Translation
Adjustment	-	-	-	-	-	3,331,908	-	3,331,908
Balance, December 31, 2008	25,172,640	$25,172	$24,187,019	$5,438,723	$27,748,126	$5,178,616	$5,122,021	$67,699,677
Balance, January 1, 2009	25,172,640	$25,172	$24,187,019	$5,438,723	$27,748,126	$5 ,178,616	$5,122,021	$67,699,677
Issuance of Common Stock	5,000	5	6,147	-	-	-	-	6,152
Issuance Stock Options			80,484					80,484
Net Income	-	-	-	-	8,109,069	-	-	8,109,069
Appropriations to Statutory Reserves	-	-	-	241,789	(241,789)	-	-	-
Non-controlling Interests	-	-	-	-	-	-	550,509	550,509
Foreign Currency Translation Adjustment	-	-	-	-	-	1,033,529	-	1,033,529
Balance, September 30, 2009	25,177,640	$25,177	$24,273,650	$5,680,512	$35,615,406	$6,212,145	$5,672,530	$77,479,420

	Comprehensive	Comprehensive
	Income	Income
	9/30/2009	12/31/2008	Total
Net Income	$8,109,069	$14,703,378	$22,812,447
Foreign Currency Translation Adjustment	1,033,542	3,331,908	4,365,450
	$9,142,611	$18,035,286	$27,177,897

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
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

As of September 30, 2009, the detailed identities of the consolidating subsidiaries are as follows: -

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest	capital
		%
Shandong Green Foodstuff Co., Ltd	PRC	80.2	$12,901,823	(RMB 100,860,000)
Luotian Green Foodstuff Co., Ltd	PRC	100	$3,240,013	(RMB 25,328,800)
Junan Hongrun Foodstuff Co., Ltd	PRC	100	$16,245,603	(RMB 127,000,000)
Beijing Green Foodstuff Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000)
International Lorain Holding, Inc	Cayman Islands	100

(c)	Use of estimates

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

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

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

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

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

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

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

Based on the consolidated net income for the period ended September 30, 2009 and the year ended December 31, 2008, the Company shall not be subject to income tax.

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

	9/30/2009	12/31/2008	9/30/2008
Period end RMB : US$ exchange rate	6.8376	6.8542	6.8551
Average period RMB : US$ exchange rate	6.8425	6.9622	6.9989

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

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

(v)	Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the years. During the nine months ended September 30, 2009 and the year ended December 31, 2008, no dilutive potential ordinary shares were issued.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets and FASB Statement No. 167, a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities.

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures.

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

On July 1, 2009, FASB issued FASB Statement No. 168, The "FASB Accounting Standards Codification" and the Hierarchy of Generally Accepted Accounting Principles. The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such guidance carries an equal level of authority. The ASC is not intended to change or alter existing GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009.

The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.

3.	RESTRICTED CASH

Restricted Cash represents interest bearing deposits placed with banks to secure banking facilities in the form of loans and notes payable. The restriction of funds is based upon the duration of the related borrowing facility. The funds that collateralize loans are held for 60 days in savings account that pay interest at the prescribed national daily savings account rate. For funds that underline notes payable, the cash is deposited in nine month time deposits that pay interest at the national time deposit rate.

4.	TRADE ACCOUNTS RECEIVABLE

	9/30/2009	12/31/2008
Trade accounts receivable	$17,970,577	$25,421,293
Less: Allowance for doubtful accounts	(225,566)	(127,967)
	$17,745,011	$25,293,326
Allowance for bad debt:	9/30/2009	12/31/2008
Beginning balance	$(127,967)	$(172,309)
Additions to allowance	(97,599)	-
Bad debt written-off	-	44,342
	$(225,566)	$(127,967)

The Company offers credit terms of between 30 to 60 days to most of their international distributors as well as domestic supermarkets and wholesalers, and between 0 to 15 days for most of their agents.

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of September 30, 2009 and December 31, 2008:

	9/30/2009	12/312008

Advances to employees for job/travel disbursements	$2,180,628	$3,160,886
Amount due by a non-related enterprise	1,991,252	1,278,501
Tender deposit	36,563	-
Other	194,436	668,332
	$4,402,879	$5,107,719

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

6.	INVENTORY

Inventories consisted of the following as of September 30, 2009 and December 31, 2008:

	9/30/2009	12/312008
Raw materials	$17,607,376	$9,636,050
Work in progress	-	1,143,766
Finished goods	17,999,546	14,048,106
	$35,606,922	$24,827,922

7.	ADVANCE TO SUPPLIERS

Advance to suppliers represents prepayments made to vendors for goods and services that the Company anticipates using within its one year operating cycle. As a result of the seasonality of the Company’s business, there are significant increases in the balance of this account before the Company’s peak season, which are the third and fourth quarters of the calendar year.

Advance to suppliers consisted of the following as of September 30, 2009:

9/30/2009
Raw materials	$3,647,645
Packaging materials	675,073
Shipping	55,900
Equipment	136,525
Construction materials	7,843,049
Other	169,840
$12,528,032

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

8.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following as of September 30, 2009 and December 31, 2008:

	9/30/2009	12/31/2008
At Cost:
Buildings	$27,866,338 $	27,798,849
Landscaping, plant, and tree	2,758,782	2,752,101
Machinery and equipment	7,494,138	7,229,512
Office equipment	796,557	859,818
Motor vehicles	25,926	39,824
	$38,941,741 $	38,680,104
Less: Accumulated depreciation
Buildings	(1,657,426)	(1,192,855)
Landscaping, plant, and tree	-	-
	(3,072,410)
Machinery and equipment		(2,628,710)
Office equipment	(455,071)	(414,478)
Motor vehicles	(18,302)	(24,992)
	(5,203,209)	(4,261,035)
Construction in Progress	6,929,121	5,782,617
	$40,667,653 $	40,201,686

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

9.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of September 30, 2009 and December 31, 2008:

	9/30/2009	12/31/2008
Land use rights, at cost	$4,361,862	$4,236,266
Less: Accumulated amortization	(443,547)	(285,339)
	$3,918,315	$3,950,927

Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time. The PRC government owns the land on which the Company’s corporate campus is being constructed.

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

10.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following as of September 30, 2009 and December 31, 2008:

	9/30/2009	12/31/2008
Loans from Junan County Construction Bank,
● Interest rate at 5.3460% per annum due1/07/2010	$1,462,501	$-
● Interest rate at 5.3460% per annum due 9/1/2010	1,170,001	-
● Interest rate at 5.3460% per annum due 12/15/2010	394,875	-
● Interest rate at 5.3460% per annum due12/19/2009	1,170,001	-
● Interest rate at 7.452% per annum due 2/24/2009	-	102,127
● Interest rate at 10.452% per annum due 1/22/2009	-	1,575,676
● Interest rate at 7.236% per annum due 2/3/2009	-	116,717
Loan from Junan County Agriculture Bank,
● Interest rate at 7.9650% per annum due 8/23/2010	1,608,752	-
● Interest rate at 7.2900% per annum due 12/01/2009	1,901,252	-
● Interest rate at 7.027% per annum due 11/21/2009	643,501	-
● Interest rate at 7.9650% per annum due 3/17/2010	3,363,753	-
● Interest rate at 8.2620% per annum due12/17/2009	1,755,002	-
● Interest rate at 8.2620% per annum due 12/17/2009	2,193,752	-
● Interest rate at 7.290% per annum due 9/23/2010	1,447,877
● Interest rate at 12.699% per annum due 8/6/2009		583,584
● Interest rate at 12.699% per annum due 8/18/2009		656,532
● Interest rate at 12.699% per annum due 8/1/2009		364,740
● Interest rate at 10.577% per annum due 3/27/2009	-	1,458,959
Loan from Junan County Industrial and Commercial Banks,
● Interest rate at 5.3460% per annum due10/9/2009	438,750	-
● Interest rate at 5.3460% per annum due10/13/2009	541,126	-
● Interest rate at 5.3460% per annum due11/19/2009	694,688	-
● Interest rate at 5.3460% per annum due 10/25/2009	614,251	-
● Interest rate at 5.3460% per annum due 11/23/2009	497,251	-
● Interest rate at 5.3460% per annum due 12/22/2009	463,613
● Interest rate at 6.120% per annum due 1/10/2009	-	145,896
● Interest rate at 8.541% per annum due 3/4/2009	-	393,919
● Interest rate at 3.1725% per annum due 2/19/2009	-	240,035
● Interest rate at 3.1725% per annum due 2/19/2009	-	118,161
● Interest rate at 10.1825% per annum due 2/26/2009	-	120,762
● Interest rate at 10.1825% per annum due 3/5/2009	-	173,670
Loan from Junan County Agricultural Financial Institution,
● Interest rate at 9.1155% per annum due 1/22/2010	1,170,001	-
● Interest rate at 9.1155% per annum due 12/23/2009	438,750	-
● Interest rate at 9.1155% per annum due 12/23/2009	146,250	-
● Interest rate at 9.1155% per annum due 12/23/2009	438,750	-

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

	9/30/2009	12/31/2008
Loan from Linyi Commercial Bank,
● Interest rate at 9.293% per annum due 6/15/2010	$1,462,501 $	-
● Interest rate at 9.293% per annum due 1/19/2010	658,126	-
● Interest rate at 9.293%per annum due 12/14/2009	687,376	-
● Interest rate at 9.293% per annum due 6/16/2010	1,462,501	-
● Interest rate at 13.073% per annum due 1/5/2009	-	685,711
● Interest rate at 13.073% per annum due 1/5/2009	-	656,532
● Interest rate at 8.539% per annum due 3/27/2009	-	1,458,959
● Interest rate at 8.539% per annum due 3/27/2009	-	141,885
Loan from Beijing Miyun County Shilipu Rural Financial Institution,
● Interest rates at 7.434% per annum due 1/20/2010	1,462,502	-
● Interest rates at 8.539% per annum due 9/30/2009	-	2,772,023
Loan from China Merchants Bank, Beijing
● Interest rate at 5.310% per annum due 3/29/2010	731,251	-
Loan from China Agricultural Bank, Luotian Branch
● Interest rate at 6.372% per annum due 8/25/2010	1,901,252	-
● Interest rate at 7.47% per annum due 9/7/2009	-	817,017
● Interest rate at 7.47% per annum due 9/7/2009	-	291,792
Bank of Beijing
● Interest rate at 6.903% per annum due 7/29/2010	292,500	-
● Interest rate at 7.722% per annum due 7/28/2009	-	291,792
Bank of China, Junan Branch,
● Interest rate at 7.500% per annum due 5/19/2009	-	4,014
United Commercial Bank, China Branch
● Interest rate at 5.494% per annum due 1/14/2010	1,050,077	-
● Interest rate at 5.494% per annum due 1/14/2009	-	1,156,955
HSBC Miyun Branch
● Interest rate at 6.804% per annum due 11/13/2009	351,000	-
Credit Union, Junan
● Interest rate at 8.5837% per annum due 1/7/2009	-	43,769
● Interest rate at 8.5837% per annum due 1/12/2009	-	43,769
LinYi Yizhou Limited Company
● Interest rate at 0.9% per month due 11/13/2009	1,257,751	-
● Interest rate at 0.9% per month due 10/08/2009	716,626	-
	$34,588,160 $	14,414,996

The short-term loans are revolving lines of credit, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital.

All overdue loans were extended by the financial institution.

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

11.	NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2009 and December 31, 2008:

	9/30/2009	12/31/2008

Notes to Junan County Construction Bank,
● Bank commission charge at 4%, due 1/12/2009	$-	$554,405
● Bank commission charge at 5.8320%, due 8/13/2009	-	-
● Bank commission charge at 5.8320%, due 8/25/2009	-	-
Notes to Junan County Agriculture Bank,
● Bank commission charge at 4%, due 1/16/2009	-	277,202
Loan to Jinan Branch, Shenzhen Development Bank,
● Bank charge commission charge at 3.96%, due 2/6/2009	-	4,376,878
	$-	$5,208,485

12.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of September 30, 2009 and December 31, 2008:

	9/30/2009	12/31/2008
Business and other taxes	$960,758	$1,979,650
Accrued staff welfare	556,316	103,269
Accrued salaries and wages	109,123	605,471
Accrued utility expenses	289,246	481,678
Accrued interest expenses	-	-
Accrued transportation expenses	314,075	1,103,112
Other accruals	1,337,486	-
Purchases disbursements payables	1,221,865	6,018,057
	$4,788,869	$10,291,237

13.	LONG-TERM DEBTS

Long-term debts consisted of the following as of September 30, 2009 and December 31, 2008:

	9/30/2009	12/31/2008
Loan from Agricultural Development Luotian Government,
● Interest rates at 0.67% per annum due 12/11/2010	$109,688	$-
● Interest rates at 2.10% per annum due 12/11/2011	25,594	25,532
Loan from United Commercial Bank, China Branch
● Interest rates at 5.494% per annum due 1/14/2011	186,262	551,443
	$321,544	$576,975

14.	NON-CONTROLLING INTERESTS

The non-controlling interests represents the 19.8% equity of Shandong Green Foodstuff Co., Ltd. held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

15.	CAPITALIZATION

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged until through December 31, 2007. During the course of 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207; however, because the holders did not pay in cash for the warrants, 110,752 of those shares were cancelled as consideration in lieu of the warrant holders paying in cash. Ultimately, 249,455 of new shares were issued to those who exercised their warrant. The total number of outstanding shares at September 30, 2009 was 25,177,640.

16.	INCOME TAXES

All of the Group’s income before income taxes and related tax expenses are from PRC sources. In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, also in accordance with the relevant taxation laws in the PRC, some of the subsidiaries of the Group are eligible for tax exemption. In particular, from the time that a company has its first profitable tax year, the company is exempt from corporate income tax for its first two year and is then entitled to a 50% tax reduction for the succeeding three year. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 33% to income before income tax for the period from August 4, 2006 (date of incorporation) to September 30, 2009 for the following reasons: -

	9/30/2009	9/30/2008
Income before tax	$11,439,761	$10,691,351
Tax at the income tax rate	2,859,940	2,672,838
Effect of tax exemption granted	(279,768)	(884,436)
Income tax	$2,580,172	$1,788,402

Per Share Effect of Tax Exemption

	9/30/2009	12/31/2008
Effect of tax exemption granted	$279,768	$884,436
Weighted-Average Shares Outstanding	25,177,640	24,923,178
Per share effect	$0.01	$0.04

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

Income Tax Rate	2008	2009
Junan Hongrun	15%	25%
Luotian Lorain	15%	15%
Beijing Lorain	0%	15%
Shandong Lorain	25%	25%

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

17.	SALES BY PRODUCT TYPE

Sales by categories of product at September 30, 2009 and 2008 was as follows: -

Category	9/30/2009	9/30/2008

Chestnut	$44,852,695	$39,609,810
Convenience Food	18,099,093	16,364,820
FCB Food	20,858,242	19,705,490
Others	31,082	-
Total	$83,841,112	$75,680,120

Revenue by geography at September 30, 2009 and 2008 was as follows: -

Country	9/30/2009	9/30/2008

Belgium	$1,203,354	$1,797,772
Italy	-	177,153
Chile	-	426,507
China	68,980,929	59,321,493
France	723,383	868,028
Germany	395,209	722,394
Holland	142,385	-
Hong Kong	342,428	-
Japan	4,245,059	4,374,448
India	-	519,401
Malaysia	422,013	144,469
Netherlands	-	508,340
Saudi Arabia	993,350	110,292
Kuwait	76,989	-
Singapore	725,402	207,396
South Korea	4,206,399	3,833,565
Sweden	-	83,606
Taiwan	399,103	523,231
United Arab Emirates	-	174,323
United Kingdom	289,426	1,457,012
United States of America	541,028	207,711
Spain	154,655	222,979
Total	$83,841,112	$75,680,120

18.	SUBSEQUENT EVENT

On October 13, 2009, the Company filed a Definitive Information Statement on Schedule 14C with the US Securities and Exchange Commission and mailed it to shareholders disclosing that a written consent in lieu of an annual meeting had been signed and delivered to the Company by the majority shareholder authorizing the following actions: To elect six directors to hold office until 2010; to ratify the Company’s independent registered public accounting firm for fiscal year 2009; and to reincorporate the Company in the State of Nevada through a redomicile merger. On November 9, 2009, the waiting period pursuant to Exchange Act Rule 14c-2 expired, and the first two actions became effective. In addition, the Company anticipates closing the redomicile merger as promptly as practicable.

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(STATED IN US DOLLARS)

On October 28, 2009, the Company filed a Form 8-K with the US Securities and Exchange Commission disclosing that the Company entered into a Securities Purchase Agreement dated on the same date by and between the Company and the accredited investors signatories thereto. Pursuant to the agreement the Company agreed to issue to the Investors (i) 5,011,169 shares (the "Shares") of common stock, par value $0.001 per share (the "Common Stock"), (ii) Series A Warrants to purchase 1,753,909 shares of Common Stock (the "Series A Warrant Shares") and (iii) Series B Warrants to purchase 501,115 shares of Common Stock (the "Series B Warrant Shares" and, collectively with the Series A Warrant Shares, the "Warrant Shares"). The aggregate purchase price is approximately $12 million. Pursuant to the Purchase Agreement, Investors have a right to participate in up to 25%, in the aggregate, of certain future financing transactions conducted by the Company within the next eighteen (18) months.

The Company entered into a registration rights agreement: the Company agreed to prepare and file a registration statement covering the resale of the Shares and the Warrant Shares with the SEC.

The Company is obligated to pay Rodman & Renshaw, LLC, as lead placement agent, and FT Global Inc., as co-lead placement agent, in the aggregate, a commission equal to 6% of the aggregate purchase price.

19.	SHARE BASED COMPENSATION

On July 27, 2009, the Company’s Board of Directors adopted the American Lorain Corporation 2009 Incentive Stock Plan (the “Plan”). The Plan provides that the maximum number of shares of the Company’s common stock that may be issued under the Plan is 2,500,000 shares. The Company’s employees, directors, and service providers are eligible to participate in the Plan.

For the nine months ended September 30, 2009, the Company recorded a total of $86,636 of shared based compensation expense. The Company issued warrants that upon exercise would result in the issuance of 1,321,385 common shares. These warrants vest over three years, where 33.33% vest annually. The expense related to the warrants was $31,677. The Company also recorded expenses of $48,808 and $6,152 for the expected issuance of 30,891 common shares and the already issued 5,000 common shares to participants, respectively. The common shares to be and already issued to participants vest immediately. The entire stock option compensation expenses were recorded as general and administrative expenses given the nature of the work contribution of the grantees.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $4.99	1,344,586 shares
$5.00 - $9.99	0 shares
$10.00 - $14.99	0 shares

No tax benefit has yet to be accrued or realized. For the nine months ended September 30, 2009 the Company has yet to repatriate its earnings, accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes Model to value the warrants granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

Weighted-average fair value of grants:	$0.2877
Risk-free interest rate:	2.51%
Expected volatility:	7.15%
Expected life in months:	60.00

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

Overview

We are an integrated food manufacturing company with headquarters in Shandong Province, China. We develop, manufacture and sell the following types of food products:

  chestnut products,
  convenience foods (including ready-to-cook foods, ready-to-eat foods, and meals ready-to-eat); and
  frozen, canned, and bulk food.

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We believe that we are the largest processed chestnut foods manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced over 50 high value-added processed chestnut products in the third quarter of 2009. We derive most of our revenues from sales in China, Japan and South Korea. Our primary strategy for 2009 is to expand our brand equity in the Chinese market for our chestnut and convenience foods products. In addition, we are working to expand our marketing efforts in Asia, North America, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the third quarter of 2009, the cost of our raw materials increased from $27.1 million to $27.2 million, as compared to the third quarter of 2008, for an increase of approximately 0.4% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

Uncertainties that Affect our Financial Condition

We spend a significant amount of cash on our operations, principally to procure raw materials for our products. Many of our suppliers, including chestnut, vegetable and fruit farmers, and suppliers of packaging materials, require us to prepay for their supplies in cash or pay on the same day that such supplies are delivered to us. However, some of the suppliers with whom we have a long-standing business relationship allow us to pay on credit. In the third quarter of 2009, we paid for approximately 10% of our raw materials on credit. We fund the majority of our working capital requirements out of cash flow generated from operations. If we fail to generate sufficient sales, or if our suppliers stop offering us credit terms, we may not have sufficient liquidity to fund our operating costs and our business could be adversely affected.

We also fund approximately 31% of our working capital requirements from the proceeds of short-term loans from Chinese banks. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our loan balance from short-term bank loans as of September 30, 2009 was approximately $34.6 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency.

We anticipate that our existing capital resources and cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements for the next 12 months. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are extremely difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing. However, we are pleased to disclose that we did successfully consummate a private placement financing of approximately $12.0 million through the sale of common stock and warrants to several accredited investors on November 3, 2009. We intend to use the proceeds to support a planned nationwide commercial campaign to promote our convenience food products in the Chinese market and to increase brand awareness for our Ready-to-Cook foods, Ready-to-Eat foods, and Meals Ready-to-Eat, as well as our chestnut products

The crisis of the financial and credit markets worldwide in the second half of 2008 has led to a severe economic recession worldwide, and the outlook for the remainder of 2009 is uncertain. A continuation or worsening of unfavorable economic conditions, including the ongoing credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial condition in a number of ways. For example, we may experience declines in revenues, profitability and cash flows as a result of reduced orders, delays in receiving orders, delays or defaults in payment or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. In addition, changes and volatility in the equity, credit and foreign exchange markets and in the competitive landscape make it increasingly difficult for us to predict our revenues and earnings into the future.

In 2009, we shortened credit terms for many of our international and domestic distributors from between 30 and 180 days to between 30 and 60 days. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

In 2009, we introduced to the market several new products, including the series of bean products. Such additions to our product family increased the number of suppliers, many of whom were new to us. Most of these new suppliers require prepayment, in part or in full amount, before delivery of the supplies. Our cash flow suffered from these increased advances to suppliers. Our suppliers may not waive or reduce their prepayment requirements, in which case if we fail to find alternative suppliers, we may not have sufficient cash flow to fund our operations and our business could be adversely affected.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table summarizes the results of our operations during the three-month periods ended September 30, 2009 and September 30, 2008, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2009.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended			Percentage
	September 30,		Dollar($)	(%)
			Increase	Increase
	2009	2008	(Decrease)	(Decrease)
	(In Thousands)	(In Thousands)
Net revenues	$38,675	$36,727	$1,948	5.3%
Cost of revenues	29,567	29,001	566	2.0%
Gross profit	9,108	7,727	1,381	17.9%
Operating expenses
Selling and marketing expenses	1,165	831	334	40.2%
General and administrative expenses	907	848	59	7.0%
Operating Income	7,036	6,048	988	16.3%
Government subsidy income	44	0	44
Interest and other income	24	181	(157)	(86.7%	)
Other expenses	53	(57)	110	193%
Interest expense	857	627	230	36.7%
Earnings before tax	6,194	5,658	536	9.5%
Income tax	1,397	905	492	54.4%
Income before minority interests	4,798	4,753	45	0.9%
Minority interests	300	295	5	1.7%
Net income	$4,497	$4,459	$38	0.9%

Revenue

Net Revenues. Our net revenue for the three months ended September, 2009 amounted to $38.7 million, which represents an increase of approximately $1.9 million, or 5.3%, from the three-month period ended on September 30, 2008, in which our net revenue was $36.7 million. The increased revenues were attributable to increased revenues from sales of our chestnut and convenience food products as a result of 16.3% and 12.0% increase in sales respectively of such products thanks to our effective marketing efforts and well established domestic and international distribution network.

Cost of Revenues. During the three months ended September 30, 2009, we experienced an increase in cost of revenue of $.566 million, in comparison to the three months ended September 30, 2008, from $29.0 million to $29.6 million, reflecting an increase of approximately 2%. Approximately 21%, or $0.12 million, of this increase was attributable to an increase in raw material costs, which increased from $27.1 million during the three months ended September 30, 2008 to $27.2 million, or approximately 0.4%, during the three months ended September 30, 2009.

The factors that contributed to the remaining 79% increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $1.4 million, or 17.9%, to $9.1 million for the three months ended September 30, 2009 from $7.7 million for the same period in 2008 as a result of higher net revenues, offset by higher costs of revenues, for the reasons indicated immediately above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased approximately $0.33 million, or 40.2%, to $1.16 million in the third quarter of 2009 from $.831 million in the third quarter of 2008. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

(in U.S. dollars)	Increase in Costs in the Three
Months Ended September 30, 2009
over the Three Months Ended
September 30, 2008
Shipping and inspection fees	$25,682
Transportation	$354,584
Commissions	$52,971
Supermarket fees	$45,502
Wages (sales personnel)	$65,112

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

General and Administrative Expenses. We experienced an increase in general and administrative expense of approximately $0.06 million from approximately $0.847 million to approximately $0.907 million for the three months ended September 30, 2009, compared to the same period in 2008. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

Factor	Dollar Increase
Office expenses	$85,024
Consultation fees	$21,592
Stamp Duty	$4,865
Waste Processing fees	$10,717

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $0.536 million, or 9.5%, to $6.19 million for the three months ended September 30, 2009 from $5.66 million for the same period of 2008. The increase was mainly attributable to the increase of our sales revenue as described above in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Income Taxes

Income taxes increased $0.492 million, or 54.4%, to $1.396 million in the third quarter of 2009, as compared to $0.904 million in the third quarter of 2008. This increase was attributable to the higher income tax rate in 2009 as compared to 2008.

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

Net Income

Net income increased $.039 million, or 0.9%, to $4.497 million for the three months ended September 30, 2009 from $4.458 million for the same period of 2008. The increase was attributable to increased sales revenue and lower cost of goods sold and partially offset by increased selling and marketing expenses and higher income tax in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2009 and September 30, 2008, respectively and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2009.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Nine months ended			Percentage
	September 30,		Dollar($)	(%)
			Increase	Increase
	2009	2008	(Decrease)	(Decrease)
	(In Thousands)	(In Thousands)
Net revenues	$83,841	$75,680	$8,161	10.8%
Cost of revenues	64,280	58,819	5,461	9.3%
Gross profit	19,561	16,861	2,700	16.0%
Operating expenses
Selling and marketing expenses	3,556	2,066	1,490	72.1%
General and Administrative expenses	2,798	2,480	318	12.8%
Operating Income	13,207	12,314	892	7.2%
Government subsidy income	240	38	202	538.0%
Interest and other income	233	288	(56)	(19.3%	)
Other expenses	234	48	186	385.3%
Interest expense	2,206	1,901	305	16.0%
Earnings before tax	11,240	10,691	548	5.1%
Income tax	2,580	1,788	792	44.3%
Income before minority interests	8,660	8,903	(243)	(2.7%	)
Minority interests	551	595	(45)	(7.5%	)
Net income	$8,109	$8,308	$(199)	(2.4%	)

Revenue

Net Revenues. Our net revenue for the nine months ended September 30, 2009 amounted to $83.8 million, which is approximately $8.1 million or 10.8% more than that of the same period ended on September 30, 2008 where we had revenue of $75.7 million. The increased revenues were attributable to the success of the Company's marketing strategies, operational enhancements and expansion of sales markets, primarily in China. In addition, through third party agents that we contracted with, our products were sold to a total of over 3,000 supermarkets in China as of September 30, 2009.

During the nine months ended September 30, 2009, revenues from sales of chestnut products increased by $5.2 million, or 13.2%, and revenues from sales of convenience food products increased by $1.7 million, or 10.6%, and sales of frozen, canned and bulk food products increased $1.2 million, or 5.8%, compared to the same period in 2008 .

Cost of Revenues. Our cost of goods sold, which consists of raw materials, direct labor and manufacturing overhead expenses, was $64.3 million for the nine month period ended September 30, 2009, an increase of $5.5 million or 9.3%, as compared to $58.8 million for the nine month period ended September 30, 2008. The cost of goods sold increased because the sales in the first nine months of 2009 increased as compared to the same period ended September 30, 2008.

Gross Profit. Our gross profit increased $2.7 million, or 16% to $19.6 million for the nine months ended September 30, 2009 from $16.9 million for the same period in 2008. This increase was attributable to increased sales revenue.

Operating Expenses

Selling and Marketing Expenses. Selling and marketing expenses increased $1.5 million, or 72.1% to $3.6 million for the nine months ended September 30, 2009 from $2.1 million for the same period in 2008. This increase mainly resulted from increased efforts to market our products in our domestic market.

General and Administrative Expenses. General and administrative expenses increased $0.32 million, or 12.8% to $2.8 million for the nine months ended September 30, 2009 from $2.5 million for the same period of 2008. The increase of general and administrative expenses was primarily attributable to increased office expenses relative to our expanded business, the increased compensation for managerial personnel and expansion of our distribution channels.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $0.55 million or 5.1% to $11.2 million for the nine months ended September 30, 2009 from $10.7 million for the same period of 2008. The increase was primarily a result of the higher revenue during the nine month period ended on September 30, 2009 as compared to 2008.

Income Taxes

Income taxes increased $0.79 million or 44.3% to $2.6 million for the nine months ended September 30, 2009 from $1.8 million for the same period of 2008. The increase of tax paid was primarily a result of the increase of income in the first nine months ended September 30, 2009 as well as increased income tax rate, as compared to the same period in 2008.

Net Income

Net income decreased $0.2 million, or 2.4% to $8.1 million for the nine months ended September 30, 2009 from $8.3 million for the same period of 2008. The decrease was primarily a result of higher selling and marketing expenses and increased income tax.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents (including restricted cash) of $5.2 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow (in thousands)
	Nine Months Ended September
	30,
	2009	2008
Net cash provided by (used in) operating activities	$(15,739)	$4,631
Net cash provided by (used in) investing activities	$1,233	$(13,708)
Net cash provided by (used in) financing activities	$14,792	$6,482
Net cash flow (outflow)	$286	$(2,594)

Operating Activities

Net cash provided by operating activities was ($15.7) million for the nine months period ended September 30, 2009, which is a decrease of $20.3 million from $4.6 million for the same period of 2008. The decrease of net cash provided by operating activities in the first nine months of fiscal 2009 was primarily a result of additional decrease in accounts and other payables of approximately $7.1 million and less decrease in accounts and other receivables of approximately $16.4 million as compared to the same period in 2008.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash provided by investing activities for the nine months period ended September 30, 2009 was $1.2 million, which is an increase of $14.9 million from net cash used in investing activities of $13.7 million for the same period of 2008. The increase was primarily due to reduced investment in fixed assets and decrease in restricted cash in 2009.

Financing Activities

Net cash provided by financing activities for the nine months period ended September 30, 2009 was $14.8 million, which is an increase of $8.3 million from $6.5 million net cash provided by financing activities during the same period in 2008. The increase of the net cash provided by financing activities was primarily a result of increased short term bank borrowing in 2009.

Loan Facilities

As of September 30, 2009, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $34.6 million as of September 30, 2009, compared with $14.4 million as of December 31, 2008. We believe that our currently available working capital, after receiving the aggregate proceeds of the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contracts

We do not have any material contractual obligations as of September 30, 2009.

Listing on the NYSE Amex Exchange

On September 3, 2009, we announced that we received authorization to list our common stock on the NYSE Amex Exchange and we began trading on that exchange on September 8, 2009. We are hoping our move to a senior exchange will improve liquidity and transparency for our shareholders.

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

As of September 30, 2009, the details pertaining to our subsidiaries were as follows:

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets and FASB Statement No. 167, a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities.

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

On July 1, 2009, FASB issued FASB Statement No. 168, The "FASB Accounting Standards Codification" and the Hierarchy of Generally Accepted Accounting Principles. The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such guidance carries an equal level of authority. The ASC is not intended to change or alter existing GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

During the fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 12, 2009

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