Form 10-K
period 2009-12-31
American Lorain CORP
filed 2010-03-29
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 001-34449

AMERICAN LORAIN CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0430320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Beihuan Zhong Road
Junan County
Shandong, People’s Republic of China, 276600
(Address of principal executive office and zip code)

(86) 539-7318818
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities to be registered pursuant to Section 12(b) of the Act.

Title of each class to	Name of each exchange on
be so registered	which each class is to be registered
Common Stock, $0.001 par value	NYSE Amex LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]	No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ]	No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes [ ] No [X]

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter were 8,820,471and $21,521,959.24 respectively.

There were 30,242,202 shares of common stock outstanding as of March 22, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III will either be included in the registrant’s definitive information statement filed with the Securities and Exchange Commission or in an amendment to this Form 10-K no later than 120 days after the end of the registrant’s fiscal year, to the extent required by the Securities Exchange Act of 1934, as amended.

AMERICAN LORAIN CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2009

TABLE OF CONTENTS

i

PART I

Item 1.	BUSINESS

Conventions

In this annual report on Form 10-K:

•	“We,” “us” and “our” refer to the combined business of ALN, ILH and their direct and indirect Chinese operating subsidiaries.
•	“ALN” refers to American Lorain Corporation, a Nevada corporation (formerly known as Millennium Quest, Inc.).
•	“ILH” refers to International Lorain Holding, Inc., a Cayman Islands company that is wholly- owned by ALN.
•	“Junan Hongrun” refers to Junan Hongrun Foodstuff Co., Ltd.
•	“Luotian Lorain” refers to Luotian Green Foodstuff Co., Ltd.
•	“Beijing Lorain” refers to Beijing Green Foodstuff Co., Ltd.
•	“Shandong Lorain” refers to Shandong Green Foodstuff Co., Ltd.
•	“RMB” refers to Renminbi, the legal currency of China.
•	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.
•	“China” and “PRC” refer to the People’s Republic of China.

Overview of Our Business

We are an integrated food manufacturing company with headquarters in Shandong Province, China. We develop, manufacture and sell the following types of food products:

•	chestnut products,
•	convenience foods (including ready-to-cook, or RTC, foods, ready-to-eat, or RTE, foods and meals ready-to-eat, or MRE); and
•	frozen food products.

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We derive most of our revenues from sales in China, Japan and South Korea. In 2009, our primary strategy was to focus on increasing sales of our chestnut products in the domestic Chinese market and increasing the number of domestic sales to third party distributors. Our primary strategy for 2010 is to expand our brand equity in the Chinese market for our convenience food products. We are also working to expand our brand recognition in China for our chestnut products and frozen products. In addition, we are working to expand our marketing efforts in Asia, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Organizational Structure

ALN is a Nevada corporation that was incorporated on February 4, 1986 and was formerly known as Millennium Quest, Inc. Prior to May 3, 2007, when ALN completed a recapitalization, or reverse merger, with ILH, ALN did not engage in active business operations other than to search for a potential acquisition target. Effective November 16, 2009, ALN reincorporated in Nevada from Delaware.

ALN owns 100% of ILH. ILH wholly owns two Chinese operating subsidiaries, Luotian Lorain and Junan Hongrun, directly. In addition, together with Junan Hongrun, ILH wholly owns Beijing Lorain and owns approximately 80% of Shandong Lorain (Shandong Economic Development Investment Co. Ltd. owns approximately 20%). We sometimes refer to our four Chinese operating subsidiaries throughout this annual report on Form 10-K as the Lorain Group Companies. Below is an organizational chart of ALN, ILH and the Lorain Group Companies:

Products

Our products are categorized into the following three segments:

•	chestnut products,
•	convenience food products, and
•	frozen food products.

We produced 230 products in 2009, including 19 new products in our convenience foods segment. We also discontinued 23 products in 2009, primarily in our frozen food segment.

Our chestnut products and convenience foods were our main profit centers in 2009. Our convenience foods segment has been the fastest growing portion of our business and was one of the main catalysts of our growth during 2009. Frozen food products accounted for a smaller portion of our revenues in 2009 as compared with 2008 because we have been more focused on generating revenues from higher margin chestnut and convenience food products.

Chestnut Products

We believe that we are the largest chestnut processing manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced 52 high value-added processed chestnut products in 2009. In 2008 and 2009, this segment contributed 62.7% and 60.7% of our total revenues, respectively.

Our best selling products in 2009 included our aerated open-bottom chestnuts, which are chestnuts packaged with nitrogen; sweetheart chestnuts, which are sweet preserved chestnuts; chestnuts in syrup, which are very popular in Japan and South Korea; and golden chestnut kernels. The majority of our chestnut products are natural and do not contain chemical additives.

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

Convenience Foods

Our convenience food products are characterized as follows:

•	Ready-to-cook, or RTC, food products,
•	Ready-to-eat, or RTE, food products and
•	Meals ready-to-eat, or MRE, food products.

These products are intended to meet the current demands of our customers for safe, wholesome and tasty foods that are easily prepared.

RTCs can be served after a few easy cooking procedures. Typically, when preparing a RTC, customers need only to heat the food in a microwave or boil it for several minutes before eating. Our best selling RTCs in 2009 were beef and lamb products.

RTEs can be served without any cooking. Our best selling RTEs in 2009 were various pickle products. Other RTEs include spiced belt fish, cherry tomato, spicy pork fillet, pork and egg roll, pears and pineapples.

MREs are meal kits with self-heating devices. Our MREs are used in both military and civilian uses, such as camping, traveling and other situations in which a person does not have access to traditional cooking supplies and equipment, such as a stove or microwave. In 2009 we also introduced to market new MRE products that are microwaveable and used by people who do not have time or means to cook or to eat at a restaurant.

We produce various MREs based on Chinese cuisine, the best sellers of which were our pork with garlic sauce over rice and kungpao chicken with rice in 2009. Other MREs are based on other styles of food, such as Italian cuisine. Many of our convenience products are natural and do not contain chemical additives.

We produced 117 convenience food products in 2009, including 16 new products such as candied bean products and MRE microwaveable rice products. In 2008 and 2009, this segment contributed 19.4% and 23.6%, respectively, of our total revenues.

Our convenience foods segment has been the fastest growing portion of our business and was one of the main catalysts of our growth during 2009. We expect our convenience foods segment to continue to be an important area of growth for our business in the future.

Frozen Food Products

We produce a variety of frozen foods, including frozen vegetables, frozen fruits, frozen fish, and frozen meats. We produced 61 frozen food products in 2009. Our best selling frozen foods in 2009 were frozen asparagus and frozen corn.

Our frozen food business allows us to mitigate the significant production seasonality of chestnut products and to increase the utilization rate of our production capacity. Historically, our frozen food division has been a significant portion of our business. With the growth of our convenience food segment, however, revenues and profits from our frozen food products as percentage to total revenue have decreased. In 2008 and 2009, this segment contributed 17.8% and 15.7%, respectively, of our total revenues. Gross margins in this segment are lower than the margins for chestnut products and convenience foods. We expect that the proportionate contribution of this business segment to our total revenues will continue to decline.

Our Manufacturing Facilities

General

We currently manufacture our products in five facilities in China, two of which are located in Junan County, Shandong Province, one in Luotian County, Hubei Province, one in Miyun County, Beijing City and one leased facility in Dongguan, Guandong Province. The following table indicates the year that operations commenced at each of the facilities and the size of the facilities.

Production Lines

We currently manufacture our products using 24 production lines. Each production line is used to produce between 10 and 50 products. We currently run three types of product lines:

	Year Operations	Construction Size
Facility	Commenced	(square meters)
Junan Hongrun	2002	25,665
Shandong Lorain	1995	15,392
Luotian Lorain	2003	9,558
Beijing Lorain	2003	21,000
Dongguan	2008	5,500

•	deep-freezing lines, which are used to freeze raw materials for year-round production and to produce frozen food;
•	canning lines, which are used to produce canned products, including chestnut products; and
•	convenience food lines, which are used for producing RTCs, RTEs and MREs, all of which have nitrogen preservation capacity.

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

The following table shows the number and types of production lines, the types of products produced and the production capacity at each facility:

Facilities	Production Lines	Product Portfolio	2010 Capacity
Shandong Lorain	1 Deep-freezing line 1 Convenience food line	Chestnut products, convenience foods, frozen	Multi-purpose production lines with 14,000 tons of production capacity and 3,500 tons of cold and frozen storage
Junan Hongrun	1 Deep-freezing line 3 Convenience food lines 4 Canning lines	Chestnut products, frozen foods, beans, bean paste	Multi-purpose production lines with 44,000 tons of production capacity and 11,400 tons of cold and frozen storage
Beijing Lorain	6 Convenience food lines 1 Deep-freezing line	Chestnut products, frozen foods	Multi-purpose production lines with 34,000 tons of production capacity and 4,650 tons of cold and frozen storage
Luotian Lorain	3 Convenience food lines 2 Deep-freezing lines	Chestnut products, convenience foods, frozen	Multi-purpose production lines with 24,000 tons of production capacity and 6,500 tons of cold and frozen storage
Dongguan factory	2 Convenience food lines	Convenience food	Multi-purpose production lines with 3,000 tons of production capacity and 1,250 tons of cold and frozen storage

We allocate our production lines based upon the location of our facilities to take advantage of efficiencies in the transportation of required raw materials. For example, Junan Hongrun and Shandong Lorain, which manufacture primarily chestnut and frozen products, are located in Shandong Province, which is China’s largest supplier of fresh products by volume. Shandong Province is also a major chestnut producing region. Likewise, all of our fish products are manufactured by Luotian Lorain, because the Luotian region is an area that has an abundance of the fish that we use as raw material.

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

With limited exception, we operate our production lines year round. In the past, when our production was focused almost exclusively on chestnuts, we experienced seasonal underutilization of our product lines. However, our current facilities have a multiple-function design, allowing us to use our production lines for our convenience and frozen products when we are not producing chestnuts at full capacity. Consequently, as we have increased our processed and convenience food offerings over the last several years, we have generally been able to run our production lines at close to full capacity throughout the year.

Previously, most of our processed and convenience foods were produced at our Beijing Lorain plant. With the introduction of bean products in 2009, we expanded our facility in Junan Hongrun with the addition of three convenience food production lines designed specifically for bean products. This will increase production capacity for beans by approximately 28,000 metric tons per year. The new production lines started full operation in February 2010.

We believe our facilities are adequate for our current levels of production. We anticipate, however, that we will require additional facilities and/or product lines as our business grows. We are exploring the possibility of alliances with one or more OEM partners for the production, in the short-term, of some of our frozen products should our facilities be inadequate to meet increasing demand. We are also reaching exploring the possibility of leasing additional production lines to expand our production capacity. In 2008, we leased two new convenience foods production lines in Dongguan, Guangdong Province, which increased production capacity by approximately 1,250 metric tons per year to meet our short-term needs. Given the relatively low cost to lease, we may continue to lease additional facilities in 2010, if needed. In the long-term, we plan to increase our own production capacity by acquiring or building new facilities, subject to the availability of adequate sources of funding.

Storage Capacity

Storage of our raw materials and inventory is a critical element of our business. Our raw materials and partially finished products need to be preserved in frozen storages (-18ºC to -20ºC) or constant temperature storages (-5ºC to 5ºC). Storage is particularly critical for our chestnut products because chestnuts are a seasonal fruit.

The following table illustrates on a facility by facility basis the type and capacity of our storage resources:

Facility	Storage Type	Number of	Capacity
		Storage Units	(metric tons)
Junan Hongrun	Frozen Storage	13	6,600
	Constant Temperature	8	4,800
Shandong Lorain	Frozen Storage	5	2,000
	Constant Temperature	3	1,500
Luotian Lorain	Frozen Storage	8	4,500
	Constant Temperature	4	2,000
Beijing Lorain	Frozen Storage	6	2,850
	Constant Temperature	3	1,800
Dongguan	Frozen Storage	2	800
	Constant Temperature	1	450
TOTAL		53	27,300

As we have expanded our production capacity, we have also expanded our storage capacity. All of our storage facilities, other than the facility in Dongguan, are owned by us. In 2009, we expanded our storage capacity in Junan Hongrun by an additional 3,600 metric tons.

Agricultural Operations

We grow and self-supply a small portion of our chestnut, fruit and vegetable products. We self-supplied approximately 4% and less than 1% of our raw materials needed in 2008 and 2009, respectively (See “Raw Materials” below). We believe, however, that development of agricultural facilities is a good strategy for the long-term. We anticipate that self grown agricultural products will enable us to assure adequacy of supply, promote quality and reduce cost, particularly for our high margin offerings. For example, by growing Korean cultivar chestnuts domestically, we expect to significantly reduce our supply costs for this premium product, while ensuring superior quality.

Lands in which we grow our agricultural products for such products are shown in the following table.

	Area	Location
Harvest	(acres)	(PRC)
Chestnut (South Korean, Japanese, Australian cultivar)	329	Shandong
Chestnut (Japanese cultivar)	165	Beijing
Sticky Corn	342	Beijing
Green Pea & Sweet Corn	165	Beijing
Pumpkin	197	Heilongjiang
Organic Chestnut	165	Beijing
Mixed Vegetables	650	Hebei
Japanese Pumpkin	329	Inner Mongolia
Strawberry	392	Shandong
Broccoli	165	Beijing
Green Asparagus	591	Beijing
White Asparagus	263	Shandong
Peach	329	Beijing
Apricot	411	Beijing
Pear	329	Beijing
Blackberry	165	Beijing

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

We began growing strawberries in 2008 in Shandong and peach, apricot, pear and blackberry in 2009 in Beijing. We use these fruits in some of our frozen fruit products. We plan to continue to expand our agricultural operations over the next few years. Among other things, we plan to increase our self-production in China of Korean cultivar chestnuts. We expect to obtain funding for this expansion through a combination of commercial and government loans, including loans under Chinese government programs to promote agricultural industrialization. There is no assurance, however, that adequate funding for these purposes will be available to us.

Raw Materials

In 2008 and 2009, approximately 94% of our raw materials consisted of agricultural products, including primarily chestnuts and vegetables, approximately 4% and 3%, respectively, consisted of packaging materials and approximately 2% and 3%, respectively, consisted of condiments such as sugar, salt and flour.

Our Supply Sources

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, red meat, fish, eggs, rice and flour. Because of the diversity of available sources of these raw materials, we believe that our raw materials are currently in adequate supply and will continue to be so in the future.

We obtain our agricultural raw materials from three sources: domestic procurement (excluding self-supply), overseas markets, and self-supply. Domestic procurement accounted for 93.8% and 97% of our total raw material costs in 2008 and 2009, overseas procurement accounted for 3.2% and 2% and self-supply accounted for the remaining 4% and 1%, respectively.

In 2008 and 2009, respectively, we procured approximately 55,643 and 69,364 metric tons of chestnuts and approximately 28,773 and 48,380 metric tons of vegetables and other raw materials from a number of third party suppliers, domestic and overseas, and produced approximately 693 and 49 metric tons of chestnuts from our own agricultural operations.

We select suppliers based on price and product quality. We typically rely on numerous domestic and international suppliers, including some with whom we have a long-term relationship. Our top 10 suppliers accounted for 21.3% and 29.3%, respectively, of the total procurement in 2009 and 2008 in value terms. We purchase from suppliers and farmers pursuant to supply contracts and underlying purchase orders. We have not entered into any long-term contracts with any of our suppliers.

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

Procurement Cost and Quality Control

To control procurement costs, we have located our facilities near domestic sources of agricultural raw materials. For example, Junan Hongrun and Shandong Lorain are located in Shandong Province, which is China’s largest supplier of fresh products by volume. Shandong Province is also a major chestnut producing region. Likewise, all of our fish products are manufactured by Luotian Lorain, because the Luotian region is an area that has an abundance of the fish that we use as raw material. Local procurement reduces our costs, especially transportation costs. It also gives us first-hand harvest and market information, which provides us with an advantage in price negotiations with suppliers.

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

We impose strict standards on our suppliers. During the harvest season, our internal procurement function may visit our sources of supply to assure that the products we are purchasing comply with our standards.

Our Customers

We sell our products in 26 provinces and administrative regions in China and 42 foreign countries globally. In 2008 and 2009, approximately 67% and 70.5%, respectively, of our sales were made domestically and approximately 33% and 29.5%, respectively, were to international customers, primarily Japan and South Korea.

Our top ten customers contributed 29.3% and 26.2% of our total revenues in 2008 and 2009. Approximately 12% and 6.1% of total revenue in 2008, and 11.2% and 2.7% of total revenues in 2009 were attributable to revenues from Shandong Lvan Import & Export Co., Ltd., a food trading company in China that distributes a significant portion of our exported products, and Shinsei Foods, a Japanese company and our top customer, respectively.

Domestic

In China, we sell our products through our own sales team and through third-party distributors. We have 36 sales offices in 26 provinces in China. In 2008 and 2009, we sold approximately 87% and 82%, respectively, of our products directly to our Chinese customers and approximately 13% and 18% through third-party distributors.

We sell our products in all first-tier cities in China, including Beijing, Shanghai, Tianjin and Guangzhou, through our own sales efforts in order to capture the profit margin that would otherwise go to intermediate wholesalers and to enhance our brand recognition. Our sales team sells our products directly to supermarket chains, mass merchandisers, large wholesalers and others in these markets. In second-tier and third-tier cities, we currently sell our products to third-party distributors, such as food companies or trading companies with established distribution channels in such regions, rather than through our own sales team, in order to enable us to penetrate such markets more quickly without spending significant capital. We also sell to small customers through independent sales representatives.

Generally, our direct sales customers are required to pay us on 30 to 60 day credit terms. Third-party distributors, however, generally do not pay on credit, allowing us to obtain quicker payment terms and thereby decrease our accounts receivables.

The terms of a typical sales contract between us and our distributors provide that we are responsible for transportation costs and the distributors are responsible for storage costs. Furthermore, the distributors have the right to return products that fail to satisfy specified quality standards, at our cost. The majority of such contracts require the distributors to pay us in cash in full upon delivery, and the remaining contracts provide for short-term credit, usually two to three weeks. In addition, we typically offer distributors performance-based incentives, such as a cash bonus equal to 1% of total revenues generated by such distributor which exceed previously established sales targets.

We plan to gradually increase the portion of sales to third party distributors in order to access new markets in China in a cost effective manner and to improve our cash position. Such plans are subject to our ability to restructure the sales force and manage the increased number of distributors without compromising our profit margins.

International

Our export sales destinations include:

•	Asia, primarily Japan, South Korea and Malaysia, but also Singapore and Taiwan.
•	Europe, primarily Belgium and the United Kingdom, but also France, Germany, the Netherlands, Spain, and Sweden;
•	the Middle East, primarily Saudi Arabia, Kuwait and the United Arab Emirates; and
•	North America, including the United States and Canada.

In 2008 and 2009, respectively, approximately 93.5% and 79.7% of our international sales were in Asia and approximately 6% and 14.7% were in Europe.

We sell our products to international markets through Shandong Lvan, a food trading company in China, other export companies in China, and our own sales team located in China. Our sales team sells directly to wholesalers, food processors and mass merchandisers. Many of our customers are well known in their local food market. We have established long-term relationships with many international customers, especially in Japan and South Korea. We currently have no sales offices outside of China and do not use alternative methods to sell our products outside of China. We attend trade shows in Europe and other international markets in order to promote our products.

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

Our Sales and Marketing Efforts

We seek to expand our customer base by:

•	direct sales communications with our larger customers;
•	sales through distributors to new customer bases;
•	referrals from existing customers; and
•	participation in domestic and international food exhibitions and trade conferences.

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In October 2009 we raised approximately $12 million in a private placement transaction in the U.S. Part of the funds raised were used on marketing and branding efforts, including supermarket advertising, internet advertising and contract with a local celebrity to promote certain convenience food products. As more capital becomes available for these purposes, we intend to increase our advertising and branding efforts. For the near future, our marketing efforts will continue to focus primarily on the domestic Chinese market for our chestnut and convenience food products.

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

Frozen Food Products

In the frozen food product market, competition is based primarily upon quality, ability to provide a reliable product supply and customer relationships.

Our strongest competitors in the frozen food products market are currently Weitang Langdong, Yuyao Hongji Food Co. Ltd. and Yantai Pengshun Food Co. Ltd., all of which are located in China.

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

We believe that we are able to provide our customers with greater selection and a more reliable supply than many of our competitors, which is especially important for our supermarket chain and large wholesaler customers. We produced 52 chestnut products in 2009. We believe that we are the sole provider of certain bottom-open chestnut and sweetheart chestnut products in China.

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

In 2008, we submitted an application for patent protection in the PRC for two of our technologies which support the production of our chestnut and convenience food products. These applications are still pending approval. (See “Intellectual Property” below.) We believe that our technology gives us an advantage over our Chinese competitors, allowing us to produce chestnut and convenience food products that are superior in quality and to offer more products varieties.

We believe that our reputation for quality also contributes to our competitiveness. We maintain high food safety standards, in order to satisfy both domestic and international requirements. We regularly test our products for quality and compliance with standards.

Intellectual Property

Trademarks

We use the trademarks TM and TM on all of our products sold in China.

Patents

We have developed the following three proprietary technologies to support our chestnut and convenience food production:

•	The sweetheart chestnut is a premium product that is more expensive, and yields greater profit margins than our other chestnut products. Our proprietary technology relates to the process for evenly distributing throughout the chestnuts the syrup used to preserve the chestnuts. This technology enhances the texture of the chestnuts, preserves the natural form of the chestnuts and promotes the stability and uniformity of the chestnuts’ sweetness. In 2008, our patent application for this technology was approved by the State Intellectual Property Office of the PRC and is protected by PRC patent law for 20 years. We expect this technology to contribute to the growth of our sales of sweetheart chestnuts, which had been increasing at an annual rate of 25% over the past several years and which increased at an annual rate of 32% in 2009.

•	Oden is a popular traditional Japanese dish, typically consisting of boiled eggs, daikon radish, konnyaku and processed fish cakes stewed in a light, soy-flavored dashi broth. Our technology relates to the process used to control the sterilization of the packaging for oden eggs. Our technology enables us to deliver convenience food products with unique freshness and authentic taste. This technology has been an important factor in expanding the market for our convenience foods products, particularly in Japan. We are currently waiting for approval for patent protection in the PRC for this technology.

•	We have developed technology that allows us to produce an extract from the chestnut’s inner skin. In the past, the chestnut’s inner skin had been discarded as a waste product. Our technology allows us to produce an extract that can then be sold to other food processors, all of whom are currently based in Japan where the chestnut is popular as a nutritional supplement. These processors package and sell the extract for use as a food and drink additive. We are currently waiting for approval for patent protection in the PRC for this technology.

We take reasonable steps to protect our proprietary information and trade secrets, such as limiting disclosure of proprietary plans, methods and the like on a need-to-know basis and requiring employees with access to our proprietary technology to enter into confidentiality arrangements. We believe that our proprietary technology and trade secrets are adequately protected.

Our Employees

As of December 31, 2009, we had a total of 1,544 full-time employees and 287 part-time employees. 427 of our full-time employees are directly employed by our Shandong Lorain subsidiary and the remainder are employed by Linyi Zhifu Labor Service Company, an outside company that leases employees to us to meet our staffing needs. As required by Chinese law, all employees are party to a written employment contract. We compensate the employees leased from Linyi Zhifu directly and pay Linyi Zhifu a service fee. Linyi Zhifu is responsible for the pension and social insurance benefits of the leased employees, as described below.

The following table sets forth the allocation of employees, both direct and leased, by job function.

Department	Number of Employees

Production	1323
Quality Control	34
Domestic Sales	35
Human Resources	5
Research and Development	28
International Sales	23
Finance	24
Sourcing	18
Administration	29
Strategic planning	6
Storage and Distribution	16
Employee Relations	3
Total	1544

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

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. We were required to contribute to the scheme on behalf of our direct employees at a rate of 24% of the average monthly salary for the years ended December 31, 2009 and 2008. In addition, we are required by Chinese law to cover our employees with various types of social insurance. We made contributions to the social insurance scheme on behalf of our direct employees at a rate of 4% of the average monthly salary for each employee for the years ended December 31, 2009, 2008, and 2007. As indicated above, Linyi Zhifu is responsible for contributions on behalf of the leased employees.

Our Research and Development Activities

Our research and development efforts are focused on three objectives:

  Superior product safety and quality;
  Reduction of operating costs; and
  Sustaining growth through the development of new products.

We have research and development staff at each of our facilities. In total, 28 employees are dedicated to research and development.

We rely heavily on customer feedback to assist us in the modification and development of our products. We also utilize customer feedback to assist us in the development of new products. Over the past several years, on average, we added 10 to 20 new varieties to our product portfolio each year. In 2009, we added 19 new products, most in our convenience foods segment. In 2009, we discontinued 23 products, 12 of which were new rice products introduced in 2009 to test the market and the rest of which were primarily in our frozen foods segment.

The amount we spent on research and development activities during the years ended December 31, 2009 and 2008 was not a material portion of our total expenses for those years.

Government Regulation

As a manufacturer and distributor of food products, we are subject to regulations of China’s Agricultural Ministry. This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. It also regulates manufacturing practices, including quality assurance programs, for foods through its current goods manufacturing practices regulations, and specifies the standards of identity for certain foods, including the products sold by us, and prescribes the format and content of many of the products sold by us, prescribes the format and content of certain nutritional information required to appear on food products labels and approves and regulates claims of health benefits of food products.

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

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2009, the cost of our raw materials increased from $64,980,230 to $81,501,168 for an increase of approximately 25.4% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The prices that we have paid for our raw materials recently have experienced significant fluctuation. If these price fluctuations continue, our profit margins may be materially adversely affected.

The average price that we paid for chestnuts in 2008 and 2009 was approximately $727 per metric ton and $868 per metric ton, respectively, excluding value added taxes. We do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further, and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

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

We have grown rapidly over the last few years. Our sales increased by 429% from $27,735,833 in 2004 to $146,772,442 in 2009. The number of product types we sold increased from approximately 100 in 2004 to approximately 230 in 2009. We intend to continue to expand the volume and variety of products we offer, as well as the geographical scope of our sales and production facilities. Our business growth could place a significant strain on our managerial, operational and financial resources. Our ability to manage future growth will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our workforce. Our personnel, systems, procedures and controls may not be adequate to support our future growth. Failure to effectively manage our expansion may lead to increased costs, a decline in sales and reduced profitability.

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

A significant portion of our revenues has historically been derived from a limited number of customers, particularly in our chestnut products segment. Sales to our five largest customers accounted for approximately 25% and 21% of our total revenues in 2008 and 2009 respectively. The loss of any one of these customers, or a material decrease in purchases by any one of these customers, could adversely impact our revenues.

We rely primarily on distributors to sell our products. Any delays in delivery or poor handling by our distributors or third-party transport operators may affect our sales and damage our reputation.

In 2009, we sold our products through over 30 distribution service providers. The services provided could be suspended and could cause interruption to the supply of our products to domestic or overseas customers. Delivery disruptions may occur for various reasons beyond our control, including poor handling by service providers or third party transport operators, transportation bottlenecks, natural disasters and labor strikes, and could lead to delayed, damaged or lost deliveries. If our products are not delivered in a timely manner, our reputation could be harmed. If our products are damaged in the process of being delivered, we may be liable to pay for such damages incurred.

Failure of the market to accept our new products, or failure to obtain regulatory approval for our new products, may cause us to lose our competitive position in the food industry.

We introduced 52 new products in 2008 and 19 new products in 2009. We plan to introduce approximately 15 to 25 new products in 2010. The success of the new products we introduce depends on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences. We intend to introduce new products as well as alternative flavors, sizes and packaging for our existing products. We may not be able to gain market acceptance for our new products. Consumer preferences change, and any new products that we introduce may fail to meet the particular tastes or requirements of consumers, or may be unable to replace their existing preferences. Our failure to anticipate, identify or react to these particular tastes or changes could result in reduced demand for our products, which could in turn cause us to be unable to recover our development, production and marketing costs.

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

We spend a significant amount of cash on our operations, principally to procure raw materials for our products. Many of our suppliers, including chestnut, vegetable and fruit farmers, and suppliers of packaging materials, do not allow us to pay on credit. However, some of the suppliers with whom we have a long-standing business relationship allow us to pay on credit. In 2009, we paid for approximately 48% of our raw materials on credit. We fund the majority of our working capital requirements out of cash flow generated from operations. If we fail to generate sufficient sales, or if our suppliers stop offering us credit terms, we may not have sufficient liquidity to fund our operating costs and our business could be adversely affected.

We also fund approximately 37% of our working capital requirements from the proceeds of short-term loans from Chinese banks. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our average loan balance from short-term bank loans in 2009 was approximately $32.7 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, in 2007, 2008 and 2009, we funded approximately $8.8 million, in the aggregate, of our working capital requirements from the proceeds of two private placement transactions conducted in May 2007 and October 2009. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

Management anticipates that our existing capital resources and cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements through 2010. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

The current economic and financial crisis may have a material adverse effect on our results.

The crisis of the financial and credit markets worldwide in the second half of 2008 has led to a severe economic recession worldwide, and the outlook for 2010 is still uncertain. A continuation or worsening of unfavorable economic conditions, including the credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial condition in a number of ways. For example, we may experience declines in revenues, profitability and cash flows as a result of reduced orders, delays in receiving orders, delays or defaults in payment or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. In addition, changes and volatility in the equity, credit and foreign exchange markets and in the competitive landscape make it increasingly difficult for us to predict our revenues and earnings into the future.

We are subject to credit risk in respect of account receivables.

In 2008 and 2009, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. Starting from 2008 and into 2009, we gradually shortened credit terms for many of our international and domestic customers from between 30 and 180 days to between 30 and 60 days. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

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

The SEC, under Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to provide in their annual reports on Form 10-K a report by management with respect to the company’s disclosure controls and procedures and internal control over financial reporting. We are currently required to comply with this requirement. In addition, such rules require the independent registered public accounting firm auditing a company’s financial statements to attest to the operating effectiveness of such company’s internal controls. However, we are not subject to the requirements of SOX 404(b) until our fiscal year ended December 31, 2010. We can provide no assurance that we will comply with all of the requirements imposed thereby. Further, we cannot assure that we will receive a positive attestation from our independent auditors. Investors and others may lose confidence in the reliability of our financial statements in the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or if we are unable to receive a positive attestation from our independent auditors with respect to our internal controls.

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

Mr. Chen is the record owner of approximately 54% of our outstanding voting securities. As a result, he possesses significant influence over our business. For instance, Mr. Chen may elect our board of directors, authorize significant corporate transactions or prevent a future change in control of our company.

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

The exercise of outstanding warrants issuable for shares of our common stock may cause dilution to existing shareholders.

There are currently warrants outstanding to purchase up to an aggregate of 4,082,892 shares of our common stock. The term of 1,527,197 of these warrants expires in May 2010, the term of 2,054,580 of these warrants expires in April 2012 and the term of 501,115 of these warrants expires in October 2014. The exercise prices of these warrants range from $3.70 to $4.25 per share, subject to adjustment. If holders of these warrants exercise the warrants in exchange for shares of our common stock, such issuances may have a dilutive effect on the stock ownership of existing shareholders and may harm the market price of our stock. Furthermore, if we were to attempt to obtain additional financing during the term of these warrants, the terms on which we obtain such financing may be adversely affected by the existence of these warrants.

We do not expect to pay dividends in the future, and any return on your investment may be limited to the value of the shares you acquire.

Other than a special cash dividend which we paid to holders of our common stock as of April 16, 2007, we have never declared or paid cash dividends. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on your investment may be limited to the value of the shares of our common stock that you acquire. We currently intend to retain and use any future earnings for the development and expansion of our business.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our primary facilities, which are owned except where otherwise indicated, are as follows:

Facility	Location	Approximate Size (Square Meters)	Owned or Leased

Shandong Lorain	Junan County, Shandong Province, PRC	31,459	Owned
Junan Hongrun	Junan County, Shandong Province, PRC	171,931	Owned
Luotian Lorain	Luotian County, Hubei Province, PRC	54,251	Owned
Beijing Lorain	Miyun County, Beijing Province, PRC	22,677	Owned
Dongguan Lorain	Dongguan County, Guandong Province, PRC	5,472	Leased

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Our common stock is quoted on the NYSE AMEX under the symbol “ALN”. As of March 28, 2010 the closing price for our common stock was $3.60 per share.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Shares of our common stock were sparsely traded until May 2008.

	Bid Prices
	High	Low
Fiscal Year Ended December 31, 2009
First Quarter	$1.06	$0.51
Second Quarter	$2.52	$0.52
Third Quarter	$2.95	$2.25
Fourth Quarter	$3.34	$2.37

Fiscal Year Ended December 31, 2008
First Quarter	$23.00	$7.90
Second Quarter	19.50	2.00
Third Quarter	3.25	2.10
Fourth Quarter	2.15	0.80

Approximate Number of Holders of Our Common Stock

On March 22, 2010, there were 322 stockholders of record of our common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

Information for our equity compensation plans in effect as of the end of fiscal year 2009 is as follows:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	[1,334,573]	[1.58]	[1,165,427]
Equity compensation plans not approved by security holders	0	N/A	0
Total	[1,334,573]	[1.58]	[1,165,427]

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an integrated food manufacturing company with headquarters in Shandong Province, China. We develop, manufacture and sell the following types of food products:

•	chestnut products,
•	convenience foods (including ready-to-cook, or RTC, foods, ready-to-eat, or RTE, foods and meals ready-to-eat, or MRE); and
•	frozen food products.

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We believe that we are the largest chestnut processing manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced 52 high value-added processed chestnut products in 2009. We derive most of our revenues from sales in China, Japan and South Korea. Our primary strategy for 2010 is to expand our brand equity in the Chinese market for our convenience food products. We are also working to expand our brand recognition in China for our chestnut products and frozen products. In addition, we are working to expand our marketing efforts in Asia, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2009, the cost of our raw materials increased from $64,980,230 to $81,501,168, for an increase of approximately 25.4% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The average price that we paid for chestnuts in 2008 and 2009 was approximately $727 per metric ton and $868 per metric ton, respectively, excluding value added taxes. We do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

Uncertainties that Affect our Financial Condition

We spend a significant amount of cash on our operations, principally to procure raw materials for our products. Many of our suppliers, including chestnut, vegetable and fruit farmers, and suppliers of packaging materials, require us to pay for their supplies in cash on the same day that such supplies are delivered to us. However, some of the suppliers with whom we have a long-standing business relationship allow us to pay on credit. In 2009, we paid for approximately 48% of our raw materials on credit. We fund the majority of our working capital requirements out of cash flow generated from operations. If we fail to generate sufficient sales, or if our suppliers stop offering us credit terms, we may not have sufficient liquidity to fund our operating costs and our business could be adversely affected.

We also fund approximately 37% of our working capital requirements from the proceeds of short-term loans from Chinese banks. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our average loan balance from short-term bank loans in 2009 was approximately $32.7 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, in 2007, 2008 and 2009, we funded approximately $8.8 million, in the aggregate, of our working capital requirements from the proceeds of two private placement transactions conducted in May 2007 and October 2009. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

We anticipate that our existing capital resources and cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements through 2010. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

The crisis of the financial and credit markets worldwide in the second half of 2008 has led to a severe economic recession worldwide, and the outlook for 2010 is still uncertain. A continuation or worsening of unfavorable economic conditions, including the ongoing credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial condition in a number of ways. For example, we may experience declines in revenues, profitability and cash flows as a result of reduced orders, delays in receiving orders, delays or defaults in payment or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. In addition, changes and volatility in the equity, credit and foreign exchange markets and in the competitive landscape make it increasingly difficult for us to predict our revenues and earnings into the future.

In 2008 and 2009, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. Starting from 2008 and into 2009, we gradually shortened credit terms for many of our international and domestic customers from between 30 and 180 days to between 30 and 60 days. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, and the differences between the two periods expressed in dollars and percentages:

	2009	2008	Increase/Decrease	Increase/Decrease
(in thousands of U.S. dollars)			($)	(% )
Revenue	146,772	132,360	14,412	10.9%
Cost of Revenue	(114,064)	(101,213)	(12,851)	12.7%

Gross profit	32,708	31,147	1,561	5.0%

Operating Expenses:
Selling and Marketing	(6,455)	(6,166)	(289)	4.7%
General and administrative	(3,647)	(4,048)	401	-9.9%
Operating Income

Income from continuing	22,606	20,933	1,673	8.0%
operations

Non-operating Income
(Expenses):
Investment Income	0	0	0	0.0%
Government grant	356	329	27	8.2%
Interest income	73	99	(26)	-26.3%
Other income	175	251	(76)	-30.3%
Other expense	(327)	(162)	(165)	101.9%
Interest Expense	(3,352)	(2,770)	(582)	21.0%

Income before taxes	19,531	18,681	850	4.6%
Income Taxes	(4,223)	(3,003)	(1,220)	40.6%
Income before Minority	15,308	15,678	(370)	-2.4%
Interest
Minority Interest	(900)	(974)	74	-7.6%

Net Income	14,408	14,703	(295)	-2.0%

Year Ended December 31, 2009Compared to Year Ended December 31, 2008

Revenue

Net Revenues. Net revenues increased by $14.4 million, or approximately 10.9%, to $146.8 million in 2009 from $132.4 million in 2008. This increase was attributable to the increased revenues generated from sales of each of our product segments, as reflected in the following table:

(in thousands of U.S. dollars)	2009 Revenues	2008 Revenues	Increase	Increase
	($)	($)	($)	(%)
Chestnut Products	89,117	83,028	6,089	7.3%
Convenience Products	34,624	25,737	8,887	34.5%
Frozen Products	23,031	23,596	(565)	-2.4%
Total	146,772	132,360	14,914	11.3%

The greatest increase in volume sold in 2009, as compared to 2008, was in the domestic PRC market. Revenues from sales in the Chinese domestic market increased by approximately $12.1 million, or approximately 13%, in 2009. As a percentage of total revenues, revenues from sales in the domestic PRC market increased to approximately 71% from approximately 69% in 2008.

In addition, in 2009, revenues from sales to Belgium, Hong Kong, Saudi Arabia, Singapore, South Korea, Taiwan and the United States increased, in the aggregate, approximately $8.3 million, or 67.0%, compared to 2008, partially offset by a decrease of an aggregate of $6.5 million, or 22.7%, of sales to France, Germany, Holland, Japan, Malaysia and United Kingdom compared to 2008. See Note 18 to the financial statements contained elsewhere in this report for more information on the breakdown of our sales per geographic region.

Cost of Revenues. Our cost of revenues increased $12.9 million, or approximately 12.7%, to $114.1 million in 2009 from $101.2 million in 2008. This increase was attributable to the following factors, by percentage:

Category	Allocation of Increase in Cost of Revenues (%)
Raw Materials	25.4
Currency (RMB) Appreciation	-1.7
Other Allocated Overhead (utilities,	-9.4
freight, equipment consumables)
Wages	-3.7
Depreciation	2.0

Raw material costs increased to $81,501,168, or approximately 25.4%, in 2009 from $64,980,230 in 2008. This increase was attributable to the increase by approximately 23% and 53%, respectively, in the volume of raw chestnuts and raw vegetables and fruits purchased in 2009, when compared to 2008. This increase was offset by a decrease of approximately 62% in the volume of raw meats purchased in 2009, when compared to 2008. We purchased a significantly higher volume of raw vegetables and fruits for use in our convenience products because our sales of such products increased significantly in 2009. We purchased a significantly lower volume of raw meat for use in our convenience food products as we focused more on other types of foods in this category.

The following table reflects the changes in our cost of revenues in 2008 as compared to 2007 among our different segments:

(thousands of U.S. dollars)	2009 Cost of Revenues	2008 Cost of Revenues	Increase/ (Decrease)
	($)	($)	(%)
Chestnut Products	68,263	62,092	9.7
Convenience Products	26,947	20,258	33.0
Frozen Products	18,854	18,863	-0.05
Total	114,064	101,213	12.6%

Gross Profit. Our gross profit increased $1.6 million, or 5.0%, to $32.7 million in 2009 from $31.1 million in 2008 as a result of higher net revenues, partially offset by higher cost of revenues, for the reasons indicated above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased approximately $0.3 million, or 4.7%, to $6.5 million in 2009 from $6.2 million in fiscal year 2008. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

(in U.S. dollars)	Increase in costs in 2009 over 2008
Shipping and inspection fees	529,256
Port surcharges	6,632
Commissions	100,397
Supermarket fees	142,020
Wages (sales personnel)	419,463

The increases listed in the table above were partially offset by an aggregate of $897,768 decreases of other factors, including customer lodging, phone, postage and courier charges, toll road expense, warehousing costs and expenses for professional movers.

General and Administrative Expenses. Our general and administrative expenses decreased approximately $0.4 million, or 9.9%, to $3.6 million in 2009 from $4.0 million in 2008. The following table reflects the main factors that contributed to this decrease as well as the dollar amount that each factor contributed to this increase:

(in U.S. dollars)	Decrease in costs in 2009 over 2008
Personnel Benefits (non-wage benefits)	(530,533)
Consultation fees	(269,249)
Travel Expenses	(95,662)
Insurance fees	(45,866)
Agent fees	(20,213)

Government Subsidy Income

Government subsidy income increased from approximately $329,000 million in 2008 to approximately $356,000 in 2009, representing grants received from the Hubei government, Junan County government and Miyun County government to assist us in our research and business development.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $0.85 million, or 4.6%, to $19.5 million in 2009 from $18.7 million in 2008 as a result of higher revenues, partially offset by higher costs of revenues and operating expenses, for the reasons indicated above.

Income Taxes

Income taxes increased $1.2 million, or 40.6%, to $4.2 million in 2009, as compared to $3.0 million in 2008. This increase was attributable to the higher income earned in 2009 as compared to 2008. Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises, without any tax holiday. However, the PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008 to continue utilizing such tax holidays until they are fully utilized. The income tax rates applicable to our Chinese operating subsidiaries in 2008, 2009, and 2010 are depicted in the following table:

Income Tax	2008	2009	2010
Junan Hongrun	15%	25%	25%
Luotian Lorain	15%	15%	25%
Beijing Lorain	0%	15%	15%
Shangdong Lorain	25%	25%	25%

Minority Interest.

The Company holds 80.2% of the equity of its subsidiary Shandong Lorain, which is reflected in the minority interest of $0.90 million in 2009 and $0.97 million in 2008.

Net Income.

Net income decreased $0.3 million, or 2.0%, to $14.4 million in 2009 from $14.7 million in fiscal year 2008, as a result of the factors described above.

Liquidity and Capital Resources

General

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products and expansion of our facilities. In the past, our primary sources of financing have been cash generated from operations and short-term loans from banks in China. In October 2009, we obtained approximately $12 million from a private placement transaction. Proceeds from such transaction, together with cash generated from operations and short-term bank loans, have been used to fund our working capital needs. We used part of the proceeds of the private placement in 2009 to advertise and market our chestnut and convenience food products in China. At December 31, 2009, total unused proceeds from the private placement were approximately $7 million. At December 31, 2009, cash and cash equivalents (including restricted cash) were $13.4 million, as compared to $6.6 million at December 31, 2008.

We expect to continue to finance our operations and working capital needs in 2010 from cash generated from operations and short-term bank loans. In addition, we currently plan to finance or refinance approximately $20.2 million in the form of short-term bank loans in 2010. Currently, we have negotiated loans with certain banks in China for an aggregate of $42.2 million. We expect that anticipated cash flows from operations and short-term bank loans will be sufficient to fund our operations through at least the next twelve months.

If available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide required liquidity. Currently, the capital markets for small capitalization companies are difficult. Accordingly, we cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flows Data:
(in thousands of U.S. dollars)	For year ended December 31,
	2009	2008
Net cash flows provided by (used in) operating activities	(10,843)	19,508
Net cash flows provided by (used in) investing activities	(7,280)	(20,316)
Net cash flows provided by (used in) financing activities	26,503	(6,714)

Operating Activities

Net cash used in operating activities for 2009 was $10.8 million and net cash provided by operating activities for 2008 was $19.5 million. The increase of approximately $30.3 million in net cash flows used in operating activities resulted primarily from an additional increase in accounts and other receivable of approximately $11.6 million, an additional decrease in accounts and other payables of approximately $3.1 million and an additional increase in prepayments of approximately $20.8 million, partially offset by less inventory increase of approximately $5.3 million. In 2009, we were required to increase our prepayments and pay our suppliers on shorter terms, thereby decreasing our accounts payable.

Investing Activities

Our uses of cash for investment activities are primarily purchase of land for short-term investment.

Net cash used in investing activities for 2009 was $7.28 million and $20.3 million, respectively, for 2009 and 2008. The decrease of approximately $13.0 million resulted primarily from a decrease of $12.0 million as a result of the purchase of plant and equipment in 2009.

Financing Activities

Net cash provided by financing activities for 2009 was $26.5 million and net cash used in financing activities for 2008 was $6.7 million. The increase of approximately $33.2 million in net cash provided by financing activities resulted primarily from an increase of $10.9 million in paid-in capital provided in connection with a private placement in October 2009 and an increase of approximately $72.7 million in bank borrowings, partially offset by an increase of approximately $50.4 million in repayment of bank borrowings and notes.

Loan Facilities

As of December 31, 2009, the amounts and maturity dates for our bank loans were as follows:

All amounts, other than percentages, in thousands of U.S. dollars.

Banks	Maturity	Interest Rate	Amount (US$)
Beijing Miyun County Shilipu Rural Financial Institution	01/20/10	7.434%	1,462,587
Beijing Miyun County Shilipu Rural Financial Institution	09/30/10	6.903%	2,831,918
China Merchants Bank, Beijing	03/29/10	5.310%	731,294
HSBC Miyun Branch	04/08/10	6.804%	292,517
Bank of Beijing	07/29/10	6.903%	292,517
China Agricultural Bank, Luotian Branch	08/25/10	6.372%	1,901,363
Junan County Agricultural Financial Institution	01/22/10	10.939%	1,170,070
Junan County Industrial and Commercial Banks	01/08/10	5.346%	438,776
Junan County Industrial and Commercial Banks	01/14/10	5.346%	541,157
Junan County Industrial and Commercial Banks	01/25/10	5.346%	614,287
Junan County Industrial and Commercial Banks	03/15/10	3.240%	463,640
Junan County Agriculture Bank	03/17/10	7.965%	3,363,950
Junan County Agriculture Bank	08/23/10	7.965%	1,608,846
Junan County Agriculture Bank	09/23/10	7.290%	1,447,961
Junan County Agriculture Bank	11/22/10	7.965%	643,538
Junan County Agriculture Bank	03/03/10	6.804%	1,462,587
Junan County Agriculture Bank	03/08/10	6.804%	1,755,104
Junan County Agriculture Bank	03/11/10	6.804%	2,193,881
Linyi Commercial Bank	01/19/10	9.293%	658,164
Linyi Commercial Bank	12/21/10	8.496%	687,416
Linyi Commercial Bank	06/16/10	9.293%	1,462,587
Linyi Commercial Bank	06/15/10	9.293%	1,462,587
Junan County Construction Bank	01/07/10	5.346%	1,462,587
Junan County Construction Bank	09/01/10	5.346%	1,117,070
Junan County Construction Bank	01/22/10	5.346%	394,899
Junan County Construction Bank	01/12/10	5.346%	475,340
Junan County Construction Bank	01/28/10	5.346%	153,572
Junan County Construction Bank	01/18/10	5.346%	212,075
Junan County Construction Bank	01/10/10	5.346%	394,898
Junan County Construction Bank	03/08/10	5.346%	153,571
Junan County Construction Bank	03/25/10	5.346%	153,572
Junan County Construction Bank	12/27/10	5.841%	716,667
Junan County Construction Bank	01/24/10	5.346%	144,796
United Commercial Bank, China Branch	01/14/10	5.494%	1,050,137
Shenzhen Development Bank	12/29/10	5.558%	1,462,587
Luotian Agricultural Development Bank	12/11/10	0.670%	109,694
Total			35,488,212

Luotian Agricultural Development Bank	12/11/11	2.100%	25,595
United Commercial Bank, China Branch	01/14/11	5.494%	269,278
Total			294,873

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
  The use of estimates is critical to carrying value of asset accounts such as accounts receivable, inventory, fixed assets, and intangible assets. We use estimates to account for the related bad debt allowance, inventory impairment charges, depreciation and amortization of our assets. In the food processing industry these accounts have a significant impact on the valuation of our balance sheet and the results of our operations.
  Principles of consolidation -- The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its commonly controlled entity. All significant inter-company balances and transactions are eliminated in combination.

As of December 31, 2009, the particulars of the commonly controlled entities are as follows:

Name of Company	Place of Incorporation	Attributable Equity Interest %	Registered Capital
Shandong Lorain Co., Ltd	PRC	80.2	$12,901,823	(RMB 100,860,000)
Luotian Lorain Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000)
Junan Hongrun Foodstuff Co., Ltd	PRC	100	$2,430,445	(RMB 19,000,000)
Beijing Lorain Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000)
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

We believe that when custody and title of goods has been passed to our customers, or third party transporters revenue is recognized. Our industry does not call for revenue recognition under multiple deliverable arrangements.

  Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, other receivable, advances to suppliers, advances to employees, bank loans and notes, accounts payable, other payable, accrued liabilities, and long-term liabilities. The recorded values of cash and cash equivalents, accounts receivable, other receivable, advances to suppliers, advances to employees, bank loans and notes, accounts payable, other payable, and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of long-term liabilities approximate their fair values, as interest approximates market rates.

We have the accounting policy regarding financial instruments for our financial statements in 2009. We consider it critical because our business is becoming more global in nature and the use of fair value for financial instruments has been widely adopted by accounting bodies around the globe. With financial statements that are widely accepted and comparable in many jurisdictions we will have greater access to capital locally.

Recent accounting pronouncements

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation).

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB ASC 860 Transfers and Servicing), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 166 (FASB ASC 860 Transfers and Servicing) must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company is still evaluating the impact of the above pronouncement.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement No. 167 (FASB ASC 810 Consolidation) shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is still evaluating the impact of the above pronouncement.

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ ( FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements. This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form. There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2009 begins on page F-2 of this Annual Report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2009.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS OF AND CORPORATE GOVERNANCE

Information required under this Item will be contained in our definitive information statement or in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days of December 31, 2009, our most recent fiscal year end, and is incorporated herein by reference.

Item 11	EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive information statement or in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days of December 31, 2009, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required under this Item will be contained in our definitive information statement or in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days of December 31, 2009, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required under this Item will be contained in our definitive information statement or in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days of December 31, 2009, our most recent fiscal year end, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required under this Item will be contained in our definitive information statement or in an amendment to this Annual Report on Form 10-K, which will be filed within 120 days of December 31, 2009, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. The financial statements contained in the “Audited Financial Statements” beginning on page F-2 of this Annual Report on Form 10-K.

3. Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the registrant as filed with the Secretary of State of Delaware. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on May 9, 2007.
3.2	Bylaws of the registrant, adopted on March 31, 2000. Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10SB12G filed on October 19, 2001.
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock of the registrant as filed with the Secretary of State of Delaware on April 9, 2007. Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0- 31619.
4.2	Certificate of Designation of Series B Voting Convertible Preferred Stock of registrant as filed with the Secretary of State of Delaware on April 30, 2007. Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on May 9, 2007.
4.3	Form of Series A Warrant. Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on October 29, 2009.
4.4	Form of Series B Warrant. Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on October 29, 2009.
4.5	Registration Rights Agreement, dated as of October 28, 2009. Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on October 29, 2009.
10.1	Employment Agreement, effective September 22, 2008, by and between American Lorain Corporation and Yilun Jin. Incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on September 18, 2008.
10.2	Securities Purchase Agreement dated as of October 28, 2009, by and between American Loan Corporation and the Selling Stockholders. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 29, 2009.
14	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.
21	List of subsidiaries of the registrant. Incorporated by reference to Exhibit 21 to the registrant’s current report on Form 8-K filed on May 9, 2007.
24	Power of Attorney (set forth on the signature page of the original filing).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LORAIN CORPORATION

By:/s/ Si Chen
March 29, 2010	Si Chen
(Date Signed)	President, Director and Chief Executive
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

Signature	Capacity	Date

/s/ Si Chen	President , Director and Chief Executive Officer (Principal Executive Officer)	March 29, 2010
Si Chen

/s/ Yilun Jin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2010
Yilun Jin

/s/ Yundong Lu	Chief Operating Officer and Director	March 29, 2010
Yundong Lu

/s/ Dekai Yin	Director	March 29, 2010
Dekai Yin

/s/ Yongjun Li	Director	March 29, 2010
Yongjun Li

/s/ Maoquan Wei	Director	March 29, 2010
Maoquan Wei

/s/ Tad M. Ballantyne	Director	March 29, 2010
Tad M. Ballantyne

AMERICAN LORAIN CORPORATION

AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have audited the accompanying consolidated balance sheets of American Lorain Corporation as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Lorain Corporation as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

South San Francisco, California	Samuel H. Wong & Co., LLP
March 11, 2010	Certified Public Accountants

AMERICAN LORAIN CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	Note	2009	2008
ASSETS
Current assets
Cash and cash equivalents		$12,111,532	$2,841,339
Restricted cash	3	1,299,889	3,715,998
Short-term investment		7,320,248	113,069
Trade accounts receivable	4	23,025,772	25,293,326
Other receivables	5	7,837,675	5,107,719
Related party receivable	6	603,116	-
Inventory	7	26,400,117	24,827,922
Advance to suppliers		16,938,872	415,009
Prepaid expenses and taxes		905,266	1,228,648
Deferred tax asset		199,867	-
Total current assets		$96,642,354	$63,543,030

Property, plant and equipment, net	8	41,280,407	40,201,686
Land use rights, net	9	3,871,547	3,950,927
Deposit		16,088	-
TOTAL ASSETS		$141,810,396	$107,695,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	10	$35,488,212	$14,414,996
Notes payable	11	-	5,208,485
Accounts payable		2,614,515	6,072,883
Taxes payable	12	2,235,341	2,926,793
Accrued liabilities and other payables	13	6,422,492	10,291,237
Customers deposits		13,842	748,732
Total current liabilities		$46,774,402	$39,663,126

Long-term bank loans	14	294,873	576,975

TOTAL LIABILITIES		$47,069,275	$40,240,101

See Accompanying Notes to the Financial Statements and Accountant’s Report

	Note	12/31/2009	12/31/2008

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2009 and 2008		-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 30,240,202 and 25,172,640 shares issued and outstanding as of December 31, 2009 and 2008, respectively	16	30,240	25,172
Additional paid-in capital		35,268,603	24,187,019
Statutory reserves		8,895,477	5,438,723
Retained earnings		38,455,349	27,503,991
Accumulated other comprehensive income		6,068,569	5,178,616
Non-controlling interests	15	6,022,883	5,122,021
		$94,741,121	$67,455,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$141,810,396	$107,695,643

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	Note	2009	2008

Net revenues	18	$146,772,442	$132,360,317
Cost of revenues		(114,064,067)	(101,213,340)
Gross profit		$32,708,375	$31,146,977

Operating expenses
Selling and marketing expenses		(6,454,953)	(6,166,248)
General and administrative expenses		(3,646,815)	(4,047,988)
		(10,101,768)	(10,214,236)

Operating income		$22,606,607	$20,932,741

Government subsidy income		355,656	328,687
Interest income		73,186	99,411
Other income		175,117	251,317
Other expenses		(327,281)	(161,726)
Interest expense		(3,351,606)	(2,769,597)
		(3,074,928)	(2,251,908)

Earnings before tax		$19,531,679	$18,680,833

Income tax	17	(4,222,705)	(3,003,265)

Net income		$15,308,974	$15,677,568

Net income attributable to:
- Common stockholders		14,408,112	14,703,378
- Non-controlling interests		900,862	974,190
		15,308,974	15,677,568

Earnings per share
- Basic		$0.55	$0.58
- Diluted		0.55	0.58

Weighted average shares outstanding
- Basic		26,075,413	25,172,640
- Diluted		26,264,794	25,172,640

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total
Balance, January 1, 2008	24,923,178	$24,923	$24,187,268	$4,497,647	$13,985,824	$1,846,708	$3,887,021	$48,429,391
Prior period adjustment					(244,135)			(244,135)
Issuance of common stock	249,455	249	(249)	-	-	-	-	-
Share adjustment to match transfer agent	7	-	-	-	-	-	-	-
Net income	-	-	-	-	15,677,568	-	-	15,677,568
Appropriations to statutory reserves	-	-	-	941,076	(941,076)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(974,190)	-	974,190	-
Foreign currency translation adjustment	-	-	-	-	-	3,331,908	260,810	3,592,718
Balance, December 31, 2008	25,172,640	$25,172	$24,187,019	$5,438,723	$27,503,991	$5,178,616	$5,122,021	$67,455,542

Balance, January 1, 2009	25,172,640	$25,172	$24,187,019	$5,438,723	$27,503,991	$5 ,178,616	$5,122,021	$67,455,542
Issuance of share based compensation	56,393	57	166,341	-	-	-	-	166,398
Issuance of common stock for cash	5,011,169	5,011	12,002,150	-	-	-	-	12,007,161
Issuance cost of common stock			(1,086,907)	-	-	-	-	(1,086,907)
Net income	-	-	-	-	15,308,974	-	-	15,308,974
Appropriations to statutory reserves	-	-	-	3,456,754	(3,456,754)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(900,862)	-	900,862	-
Foreign currency translation adjustment	-	-	-	-	-	889,953	-	889,953
Balance, December 31, 2009	30,240,202	$30,240	$35,268,603	$8,895,477	$38,455,349	$6,068,569	$6,022,883	$94,741,120

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	Note	2009	2008
Cash flows from operating activities
Net income		$15,308,974	$15,677,568
Stock and share based compensation	19	166,398	-
Depreciation		1,270,783	1,273,935
Amortization		202,539	158,428
(Increase)/decrease in accounts & other receivables		(1,800,407)	9,802,709
(Increase)/decrease in inventories		(1,572,195)	(6,924,578)
(Increase)/decrease in prepayments		(16,200,484)	4,631,069
Decrease/(increase) in deferred tax asset		(199,867)	-
Prior year adjustment		-	(244,135)
Increase/(decrease) in accounts and other payables		$(8,018,565)	(4,866,556)
Net cash (used in)/provided by operating activities		(10,842,825)	$19,508,440

Cash flows from investing activities
Purchase of plant and equipment		(1,868,300)	(13,928,921)
Payment of construction in progress		(481,203)	(3,524,520)
Decrease/(increase) in restricted cash		2,416,109	(1,694,159)
Payments for the purchase of land use rights		(123,157)	(1,062,334)
Payments for rental deposit		(16,088)	-
Purchase of land for short-term investment		(7,312,935)	--
Sales/(purchase) of securities		105,756	(105,823)
Net cash used in investing activities		$(7,279,819	$(20,315,757))

Cash flows from financing activities
Issue of common stock		10,920,254	-
Payment of notes		(5,208,485)	-
Proceeds from notes		-	2,474,041
Proceeds from bank borrowings		73,132,782	474,433
Repayment of bank borrowings		(52,341,668)	(9,662,508)
Net cash provided by/(used in) financing activities		$26,502,883	$(6,714,034)

Net in cash and cash equivalents (used)/sourced		8,380,239	(7,521,351)

Effect of foreign currency translation on cash and cash equivalents		889,953	3,592,717

Cash and cash equivalents–beginning of year		2,841,339	6,769,973

Cash and cash equivalents–end of year		$12,111,532	$2,841,339

Supplementary cash flow information:
Interest received		73,186	99,411
Interest paid		3,351,606	2,769,597
Income taxes paid		$4,174,385	$3,003,265

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2009 AND 2008
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

On April 9, 2009, the Company, through its Junan Hongrun subsidiary, invested cash to establish Dongguan Lorain. Dongguan Lorain is indirectly 100% beneficially owned by the Company.

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

Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer, ILH. The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented. See also Note 16 Capitalization.

	(d)	Business Activities

The Company develops, manufactures, and sells convenience foods (includes ready-to-cook (or RTC) foods; ready-to-eat (or RTE) foods and meals ready-to-eat (or MRE); chestnut products; and frozen foods, in hundreds of varieties. The Company operates through indirect Chinese subsidiaries. The products are sold in 26 provinces and administrative regions in China and 42 foreign countries. Food products are categorized into three types: (1) chestnut products, (2) convenience food, and (3) frozen food.

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the year ended December 31, 2008 in order to be consistent with the presentation provided for the year ended December 31, 2009. There was no impact in earnings for the regrouping.

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

As of December 31, 2009, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest	Registered capital
		%
Shandong Lorain Co., Ltd	PRC	80.2	$12,901,823	(RMB 100,860,000)
Luotian Lorain Co., Ltd	PRC	100	$3,240,013	(RMB 25,328,800)
Junan Hongrun Foodstuff Co., Ltd	PRC	100	$16,245,603	(RMB 127,000,000)
Beijing Lorain Co., Ltd	PRC	100	$1,279,181	(RMB 10,000,000)
Dongguan Lorain Co,,Ltd	PRC	100	$146,259	(RMB 1,000,000)
International Lorain Holding Inc.	Cayman Islands	100	$37,129,099	(RMB 253,859,078)

(c)	Use of estimates

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

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Lease prepayments

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

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

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

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

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

	2009	2008
Year end RMB : US$ exchange rate	6.8372	7.3141
Average yearly RMB : US$ exchange rate	6.8408	7.6172

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)
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

Basic earnings per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the years. During the years ended 2009 and 2008, no dilutive potential ordinary shares were issued.

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

(w)	Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts receivable, other receivable, advances to suppliers, advances to employees, bank loans and notes, accounts payable, other payable, dividend payable, accrued liabilities, and long-term liabilities. The recorded values of cash and cash equivalents, accounts receivable, other receivable, advances to suppliers, advances to employees, bank loans and notes, accounts payable, other payable, dividend payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of long-term liabilities approximate their fair values, as interest approximates market rates.

(x)	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(y)	Comprehensive income

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

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

(z)	Recent accounting pronouncements

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation).

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB ASC 860 Transfers and Servicing), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 166 (FASB ASC 860 Transfers and Servicing) must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company is still evaluating the impact of the above pronouncement.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement No. 167 (FASB ASC 810 Consolidation) shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is still evaluating the impact of the above pronouncement.

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ ( FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements. This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form. There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position. The Company has adopted the new accounting standard. There was no material impact on the financial statements presented herein.

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

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

4.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Trade accounts receivable	$23,293,362	$25,421,293
Less: Allowance for doubtful accounts	(267,590)	(127,967)
	$23,025,772	$25,293,326

Allowance for bad debt:	2009	2008
Beginning balance	$(127,967)	$(172,309)
Additions to Allowance	(139,623)	-
Less: Bad debt written-off	-	44,342
Ending balance	$(267,590)	$(127,967)

The Company offers credit terms of between 30 to 60 days to most of their international distributors as well as domestic supermarkets and wholesalers, and between 0 to 15 days for most of their agents.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Advances to employees for purchases of materials	$4,041,986	$663,302
Advances to employees for job/travel disbursements	23,890	3,160,886
Amount due by a non-related enterprise	1,999,671	1,278,501
Other non-related receivables	1,772,128	5,030
	$7,837,675	$5,107,719

6.	RELATED PARTY RECEIVABLE

Related party receivable consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Chen Si	$541,245	$-
Lu Yundong	32,358	-
Liu Gang	29,513	-
	$603,116	$-

Related party receivable represent advances issued by management for the purchase of raw materials in the normal course of business. The receivables are neither interest-bearing nor collateralized. The receivables had no impact on earnings. The related parties will repay the outstanding balances within one operating period.

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

7.	INVENTORY

Inventory consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Raw materials	$12,014,402	$10,779, 500
Finished goods	14,385,715	14,048,422
	$26,400,117	$24,827,922

At December 31, 2008, the Company had classified $1,143,766 of inventory under the sub-category work-in-progress. At December 31, 2009, the Company reclassified the amount from work in progress to the subcategories: 1.) raw materials and, 2.) finished goods. The Company reclassified $1,143,450 to raw materials, and $316 to finished goods. The reclassification had no impact on the Company’s Statements of Income for the year ended December 31, 2009 and 2008.

8.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following as of December 31, 2009 and 2008:

	2009	2008
At cost:
Buildings	$29,181,372	$27,798,849
Landscaping, plant, and tree	2,758,944	2,752,101
Machinery and equipment	7,783,775	7,229,512
Office equipment	466,411	859,818
Motor vehicles	357,902	39,824
	$40,548,404	$38,680,104
Less: accumulated depreciation
Buildings	(1,811,423)	(1,192,855)
Machinery and equipment	(3,226,015)	(2,628,710)
Office equipment	(264,039)	(414,478)
Motor vehicles	(230,341)	(24,992)
	(5,531,818)	(4,261,035)

Construction in Progress	6,263,821	5,782,617
	$41,280,407	$40,201,686

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

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

9.	LAND USE RIGHTS, NET
Land use rights consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Land use rights, at cost	$4,359,423	$4,236,266
Less: Accumulated amortization	(487,876)	(285,339)
	$3,871,547	$3,950,927

Land use rights represent the prepaid land use right. The PRC government owns the land on which the Company’s corporate campus is being constructed. The Company carries land use rights at cost less accumulated amortization. Land use rights are amortized straight-line over the useful life of 50 years.

10.	SHORT-TERM DEBTS

Short-term debts consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Loans from Junan County Construction Bank,
• Interest rate at 5.3460% per annum due1/18/2010	$212,075	$-
• Interest rate at 5.3460% per annum due 1/24/2010	144,796	-
• Interest rate at 5.3460% per annum due 1/28/2010	153,572	-
• Interest rate at 5.3460% per annum due 3/8/2010	153,571	-
• Interest rate at 5.3460% per annum due 3/25/2010	153,572
• Interest rate at 5.3460% per annum due 1/22/2010	394,899	-
• Interest rate at 5.3460% per annum due 1/10/2010	394,898	-
• Interest rate at 5.3460% per annum due 1/12/2010	475,340	-
• Interest rate at 5.8410% per annum due 12/27/2010	716,667	-
• Interest rate at 5.3460% per annum due 9/1/2010	1,117,070	-
• Interest rate at 5.3460% per annum due 1/7/2010	1,462,587	-
• Interest rate at 7.452% per annum due 2/24/2009	-	102,127
• Interest rate at 10.452% per annum due 1/22/2009	-	1,575,676
• Interest rate at 7.236% per annum due 2/3/2009	-	116,717

Loan from Junan County Agriculture Bank,
• Interest rate at 7.9650% per annum due 8/23/2010	1,608,846	-
• Interest rate at 7.2900% per annum due 9/23/2010	1,447,961	-
• Interest rate at 6.8040% per annum due 3/3/2010	1,462,587	-
• Interest rate at 7.9650% per annum due 11/22/2010	643,538	-
• Interest rate at 6.8040% per annum due 3/11/2010	2,193,881	-
• Interest rate at 6.8040% per annum due 3/08/2010	1,755,104	-
• Interest rate at 7.9650% per annum due 3/17/2010	3,363,950
• Interest rate at 12.699% per annum due 8/6/2009		583,584
• Interest rate at 12.699% per annum due 8/18/2009		656,532
• Interest rate at 12.699% per annum due 8/1/2009		364,740
• Interest rate at 10.577% per annum due 3/27/2009	-	1,458,959

Loan from Junan County Industrial and Commercial Banks,
• Interest rate at 5.3460% per annum due1/8/2010	438,776	-
• Interest rate at 5.3460% per annum due1/14/2010	541,157	-
• Interest rate at 5.3460% per annum due1/25/2010	614,287	-
• Interest rate at 3.24% per annum due 3/15/2010	463,640	-

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

• Interest rate at 6.120% per annum due 1/10/2009	-	145,896
• Interest rate at 8.541% per annum due 3/4/2009	-	393,919
• Interest rate at 3.1725% per annum due 2/19/2009	-	240,035
• Interest rate at 3.1725% per annum due 2/19/2009	-	118,161
• Interest rate at 10.1825% per annum due 2/26/2009	-	120,762
• Interest rate at 10.1825% per annum due 3/5/2009	-	173,670

Loan from Junan County Agricultural Financial Institution,
• Interest rate at 10.939 per annum due 1/22/2010	1,170,070	-

Loan from Linyi Commercial Bank,
• Interest rate at 9.293% per annum due 1/19/2010	$658,164	$-
• Interest rate at 9.293% per annum due 12/21/2010	687,416	-
• Interest rate at 9.293%per annum due 6/16/2010	1,462,587	-
• Interest rate at 9.293% per annum due 6/15/2010	1,462,587	-
• Interest rate at 13.073% per annum due 1/5/2009	-	685,711
• Interest rate at 13.073% per annum due 1/5/2009	-	656,532
• Interest rate at 8.539% per annum due 3/27/2009	-	1,458,959
• Interest rate at 8.539% per annum due 3/27/2009	-	141,885

Loan from Beijing Miyun County Shilipu Rural
Financial Institution,
• Interest rates at 7.434% per annum due 1/20/2010	1,462,587	-
• Interest rates at 6.903% per annum due 9/30/2010	2,831,918
• Interest rates at 8.539% per annum due 9/30/2009	-	2,772,023

Loan from China Merchants Bank, Beijing,
• Interest rate at 5.310% per annum due 3/29/2010	731,294	-

Loan from China Agricultural Bank, Luotian
Branch
• Interest rate at 6.372% per annum due 8/25/2010	1,901,363	-
• Interest rate at 7.47% per annum due 9/7/2009	-	817,017
• Interest rate at 7.47% per annum due 9/7/2009	-	291,792

Bank of Beijing
• Interest rate at 6.903% per annum due 7/29/2010	292,517	-
• Interest rate at 7.722% per annum due 7/28/2009	-	291,792

Bank of China, Junan Branch
• Interest rate at 7.500% per annum due 5/19/2009	-	4,014

United Commercial Bank, China Branch
• Interest rate at 5.494% per annum due 1/14/2010	1,050,137	-
• Interest rate at 5.494% per annum due 1/14/2009	-	1,156,955

HSBC Miyun Branch
• Interest rate at 6.804% per annum due 4/8/2010	292,517	-

Credit Union, Junan
• Interest rate at 8.5837% per annum due 1/7/2009	-	43,769
• Interest rate at 8.5837% per annum due 1/12/2009	-	43,769

Shenzhen Development Bank	1,462,587
• Interest rate at 5.5755% per annum due 12/29/2010

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

Luotian Agricultural Development Bank
• Interest rate at 0.67% month due 12/11/2010	109,694	-
	$35,488,212	$14,414,996

The short-term loans, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital.

11.	NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2009 and 2008:

	2009	2008

Notes to Junan County Construction Bank,
• Bank commission charge at 4%, due 1/12/2009	-	554,405

Notes to Junan County Agriculture Bank,
• Bank commission charge at 4%, due 1/16/2009	-	277,202

Loan to Jinan Branch, Shenzhen Development Bank,
• Bank charge commission charge at 3.96%, due 2/6/2009	-	4,376,878

	$-	$5,208,485

12.	TAXES PAYABLE

	2009	2008
Value added tax payable	$328,608	$1,155,610
Corporate income tax payable	1,842,751	1,770,492
Employee payroll tax withholding	3,449	205
Property tax payable	12,279	-
Stamp tax payable	359	-
Sales tax payable	-	486
Land use tax payable	41,260	-
Import tariffs	6,635	-

	$2,235,341	$2,926,793

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

13.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Accrued salaries and wages	$500,390	$605,471
Accrued utility expenses	263,492	481,678
Accrued interest expenses	9,264	-
Accrued transportation expenses	344,841	1,103,112
Other accruals	184,860	-
Business and other taxes	2,344,746	1,979,650
Purchase disbursement payable	2,750,547	6,018,057
Accrued staff welfare	24,352	103,269

	$6,422,492	$10,291,237

14.	LONG-TERM DEBT

Long-term debt consisted of the following as of December 31 2009 and 2008:
	2009	2008
Loans from Luotian Agricultural Development Bank
• Interest rates at 2.10% per annum due 12/11/2011	25,595	25,532
Loan from United Commercial Bank, China Branch
• Interest rates at 5.494% per annum due 1/14/2011	269,278	551,443

	$294,873	$576,975

15.	MINORITY INTEREST

This represents the 19.8% equity of Shandong Lorain held by a state-owned interest, Shandong Economic Development Investment Corporation.

16.	CAPITALIZATION

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

During the year of 2009, the company issued 56,393 shares of stock to its employees and vendors and 5,011,169 shares to investors. The company issued 1,334,573 stock options to employees on July 28, 2009. 1,753,909 shares of Series A warrants and 501,115 shares of Series B warrants were issued to investors on October 28, 2009. The total number of shares issued and outstanding is 30,240,202 at December 31, 2009.

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	Par Value authorized	Issuance Date	Shares Outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
Common stock at 12/31/2009		30,240,202	30,240,202

	Number of warrants
Warrants and options	or options	Issuance Date	Expiration date
Issued to PIPE investors – first round financing	1,037,858	5/3/2007	5/2/2010
Issued to placement agent – first round financing	489,330	5/3/2007	5/2/2010
Employee stock options	1,334,573	7/28/2009	7/27/2014
PIPE investors second round financing - Series A	1,753,909	10/28/2009	4/28/2015
PIPE investors second round financing - Series B	501,115	10/28/2009	10/28/2012
Total warrants	5,116,785

17.	INCOME TAXES

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the years ended December 31, 2009 and 2008.

	2009	2008
Income attributed to PRC	$20,009,830	$18,698,215
Loss attributed to US*	(478,151)	(17,382)
Income before tax	19,531,679	18,680,833

PRC Statutory Tax at 25% Rate	5,002,457	4,674,554
Effect of tax exemption granted	(779,752)	(1,671,289)
Income tax	$4,222,705	$3,003,265

Per Share Effect of Tax Exemption
	2009	2008
Effect of tax exemption granted	$(779,752)	$(1,671,289)
Weighted-Average Shares Outstanding	26,075,413	25,172,640
Per share effect	$(0.03)	$(0.07)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the year ended December 31, 2009 and 2008:

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	2008	2009
U.S. federal statutory income tax rate	$35.00%	$35.00%
Lower rates in PRC, net	-10.00%	-10.00%
Tax holiday for foreign investments	-3.38%	-8.92%
The Company’s effective tax rate	$21.62%	$16.08%

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

*The Company has accrued a deferred tax asset as a result of its net operating loss in 2009 because the Company has plans to setup operations in the United States. The company anticipates that the operations within the United States will generate income in the future so that it will be able to take full advantage of the accrued asset. Accordingly the Company has not provided a valuation allowances for the accrued tax asset.

The Company’s has detailed the tax rates for its subsidiaries for 2009 and 2008 in the following table.

Income Tax Rate	2009	2008
International Lorain	0%	0%
Junan Hongran	25%	15%
Luotian Lorain	15%	15%
Beijing Lorain	15%	0%
Shangdong Lorain	25%	25%
Dongguan Lorain	25%	N/A

18.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of December 31, 2009 and 2008:

Category	2009	2008
Chestnut	$89,117,729	$83,027,719
Convenience food	34,623,978	25,736,534
FCB food	23,030,735	23,596,064
Total	$146,772,442	$132,360,317

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

Revenue by geography consisted of the following as of December 31, 2009 and 2008:

Country	2009	2008
Australia	$162,213	$-
Belgium	4,093,828	1,893,467
China	103,504,689	91,442,654
France	973,620	1,579,449
Germany	454,225	722,436
Holland	251,870	346,140
Hong Kong	594,533	189,790
Japan	18,898,539	21,764,764
Malaysia	944,475	1,395,654
Saudi Arabia	1,156,734	32,961
Singapore	2,373,203	1,054,239
Spain	279,851	-
South Korea	11,030,072	8,338,475
Taiwan	492,147	331,723
United Kingdom	571,247	2,775,230
United States of America	854,348	493,335
Yemen	136,848	-
Total	$146,772,442	$132,360,317

19.	SHARE BASED COMPENSATION

On July 27, 2009, the Company’s Board of Directors adopted the American Lorain Corporation 2009 Incentive Stock Plan (the “Plan”). The Plan provides that the maximum number of shares of the Company’s common stock that may be issued under the Plan is 2,500,000 shares. The Company’s employees, directors, and service providers are eligible to participate in the Plan.

For the year ended December 31, 2009, the Company recorded a total of $166,346 of shared based compensation expense. The Company issued warrants that upon exercise would result in the issuance of 1,334,573 common shares. These stock options vest over three years, where 33.33% vest annually. The expense related to the stock options was $107,375. The Company also recorded expense of $58,971 for the issuance of 56,393 common shares to participants, respectively. The common shares vested immediately. Given the materiality and nature of share based compensation, the entire expense has been recorded as general and administrative expenses.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $4.99	1,334,573 shares
$5.00 - $9.99	0 shares
$10.00 - $14.99	0 shares

No tax benefit has yet to be accrued or realized. For the year ended December 31, 2009 the Company has yet to repatriate its earnings, accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes Model to value the warrants granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

Weighted-average fair value of grants:	$0.9655
Risk-free interest rate:	2.69%
Expected volatility:	6.54%
Expected life in months:	54.00

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

The outstanding lease commitment as of December 31, 2009 is $767,567.

20.	LEASE COMMITMENTS

The Company has entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018. The minimum future lease payments for this property at December 31, 2009 are shown in the following table:

From	To	USD	RMB
1/1/2010	12/31/2010	$84,245	¥576,000
1/1/2011	12/31/2011	84,245	576,000
1/1/2012	12/31/2012	84,245	576,000
1/1/2013	12/31/2013	87,521	598,400
1/1/2014	12/31/2014	92,670	633,600
1/1/2015	12/31/2015	92,670	633,600
1/1/2016	12/31/2016	92,670	633,600
1/1/2017	12/31/2017	92,670	633,600
1/1/2018	8/9/2018	56,631	387,200
		$767,567	¥5,248,000