Form 10-K/A
period 2008-12-31
American Lorain CORP
filed 2010-04-05
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K-F for the fiscal year ended December 31, 2008 (the "Annual Report") is being filed by American Lorain Corporation (the "Registrant") with the Securities and Exchange Commission for the sole purpose of filing amended certifications in accordance with Item 601(31)(b)(i) of Regulation S-K.

This Amendment No. 2 consists of a cover page, this explanatory note, the exhibit index, the signature page, the amended certifications of the principal executive officer and principal financial officer of the Registrant and the certifications of the principal executive officer and principal financial officer of the Registrant pursuant to 18 U.S.C. SECTION 1350.

Other than expressly set forth herein, this Amendment No. 2 does not, and does not purport to, amend or restate any other information contained in the Annual Report nor does this Amendment No. 2 reflect any events that have occurred after the Annual Report was filed.

EXHIBIT INDEX

Exhibit	Description
No.

2.1	Share Exchange Agreement, dated May 3, 2007, among the registrant, International Lorain Holding, Inc. and its stockholders. Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
3.1	Restated Certificate of Incorporation of the registrant as filed with the Secretary of State of Delaware. Incorporated by reference to Exhibit 3.1 to the registrant’s current on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
3.2	Bylaws of the registrant, adopted on March 31, 2000. Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10SB12G filed October 19, 2001, in commission file 0-31619.
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock of the registrant as filed with the Secretary of State of Delaware on April 9, 2007. Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
4.2	Certificate of Designation of Series B Voting Convertible Preferred Stock of registrant as filed with the Secretary of State of Delaware on April 30, 2007. Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
4.3	Option Agreement, dated May 3, 2007, between Mr. Hisashi Akazawa and Mr. Si Chen. Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
4.4	Form of Registration Rights Agreement, dated May 3, 2007. Incorporated by reference to Exhibit to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
4.5	Form of Common Stock Purchase Warrants issued to investors, dated May 3, 2007. Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
4.6	Form of Common Stock Purchase Warrants issued to Sterne Agee & Leach, Inc. and its designee, dated May 3, 2007. Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
10.1	Form of the Securities Purchase Agreement, dated May 3, 2007, by and among the registrant and the investors named therein, and joined by Mr. Akazawa and Mr. Chen as to certain sections. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
10.2	Make Good Escrow Agreement, dated May 3, 2007, by and among the registrant, Sterne Agee & Leach, Inc., Mr. Hisashi Akazawa, Mr. Si Chen and Securities Transfer Corporation. Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
10.3	Closing Escrow Agreement, dated May 3, 2007, by and among the registrant, Sterne Agee & Leach, Inc. and Thelen Reid Brown Raysman & Steiner LLP. Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
10.4	Cancellation and Escrow Agreement, dated May 3, 2007, by and among the registrant, Halter Financial Investments, L.P., Halter Financial Group, L.P. and Security Transfer Corporation. Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
10.5	Employment Agreement, dated March 2, 2005, by and between Shandong Green Foodstuff CO., LTD and Si Chen. Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.

10.6	Employment Agreement, dated July 2, 2002, by and between Shandong Green Foodstuff CO., LTD and Xiandong Zhou. Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
10.7	Employment Agreement, dated November 20, 2007, by and between Shandong Green Foodstuff CO., LTD and Jing Thomas Wu. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2007 in commission file number 0-31619.
10.8	Cooperation Agreement, dated May 18, 2006, by and between Beijing Green Foodstuff Co., Ltd. and the Chestnut Cooperation of Zhenzhai Village, Gaoling town, Miyun County. Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
10.9	Equity Transfer Agreement, dated August 15, 2006, by and between International Lorain Co., Ltd and International Lorain Holding, Inc. Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
10.10	Credit Facility Agreement, dated September 28, 2006, by and between Beijing Green Foodstuff Co., Ltd. and the Shilibao Branch of Beijing Rural Commercial Bank Co., Ltd. Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
10.11	Sales contract, dated May 13, 2006, by and between Shandong Green Foodstuff Co., Ltd. and the Shandong Lu An Import & Export Co., Ltd. Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
10.12	Sales contract, dated September 5, 2006, by and between Shandong Green Foodstuff Co., Ltd. and the Shinsei Foods Co., Ltd. Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
10.13	Sales Contract, dated September 10, 2006, by and between Junan Hongrun Foodstuff Co., Ltd. and the Shinsei Foods Co., Ltd. Incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
10.14	Financial Advisory Agreement, dated February 14, 2007, by and between HFG International, Limited and Shandong Green Foodstuff Co., Ltd. Incorporated by reference to Exhibit 10.14 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
10.15	Consulting Agreement, dated March 8, 2007, by and between Heritage Management Consultants, Inc. and International Lorain Holding, Inc. Incorporated by reference to Exhibit 10.15 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
10.16	Equity Transfer Agreement dated September 5, 2006, by and between Junan Hongrun Foodstuff Co., Ltd. and International Lorain Holding, Inc.
10.17	Equity Transfer Agreement, dated August 19, 2006, by and between Lihua Liu, Junxia Wang, Shixiang Wang, Yuan Tian, Lantao Li, Yubo Liu, Zhixu Sun, Guangxing Han, Linying Wang, International Lvan Co., as transferors and International Lorain Holding, Inc. as transferee
10.18	Equity Transfer Agreement, dated August 27, 2006, by and between Si Chen, Xiaodong Zhou, Shixiang Wang, and International Lvan Co., Ltd., as transferors and International Lorain Holding, Inc. as transferee
10.19	Equity Transfer Agreement, dated August 15, 2006, by and between International Lvan Co., Ltd. and International Lorain Holding, Inc.

10.20	Employment Agreement, effective September 22, 2008, by and between American Lorain Corporation and Yilun Alan Jin. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 18, 2008 in commission file number 0-31619.
10.21	Form of Sales Agreement by and between Shandong Lorain Foodstuff Co., Ltd. and Shandong Lvan Import & Export Co., Ltd.
14	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
21	List of subsidiaries of the registrant. Incorporated by reference to Exhibit 21 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0-31619.
24	Power of Attorney (set forth on the signature page of the original Form 10-K).
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LORAIN CORPORATION

By:/s/ Si Chen
April 5, 2010	Si Chen
(Date Signed)	President, Director and Chief Executive
Officer

Signature	Capacity	Date

/s/ Si Chen	President , Director and Chief Executive
Si Chen	Officer (Principal Executive Officer)	April 5, 2010

/s/ Yilun Jin	Chief Financial Officer (Principal
Yilun Jin	Financial Officer and Principal
	Accounting Officer)	April 5, 2010

/s/ Yundong Lu*	Chief Operating Officer and Director	April 5, 2010
Yundong Lu

/s/ Hao Chen*	Director	April 5, 2010
Hao Chen

/s/ Yaudoon Chiang*	Director	April 5, 2010
Yaudoon Chiang

/s/ Maoquan Wei*	Director	April 5, 2010
Maoquan Wei

*By: /s/ Si Chen		April 5, 2010
Si Chen
Attorney-in-fact