Form 10-K/A
period 2009-12-31
American Lorain CORP
filed 2010-04-30
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter were 8,820,471 and $21,521,959.24, respectively.

There were 30,242,202 shares of common stock outstanding as of April 8, 2010.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of American Lorain Corporation (“we”, “us”, “our”, or the “Company”) for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2010 (the “Original Filing”). Since we will not file our definitive proxy statement within 120 days of our fiscal year ended December 31, 2009, we are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing. Furthermore, we are including Exhibit 23.1, attached hereto. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing. Additionally, this amended Form 10-K/A, except for the modifications described in this Explanatory Note, speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the name, age and position of each of our current executive officers and directors.

Name	Age	Position
Si Chen	47	Chairman, Chief Executive Officer, President and Director
Yundong Lu	35	Chief Operating Officer and Director
Maoquan Wei	63	Director
Dekai Yin	57	Director
Yongjun Li	48	Director
Tad M. Ballantyne	55	Director

MR. SI CHEN. Mr. Chen became our chief executive officer and director in May 2007 upon the completion of our recapitalization, and was also appointed our president in September 2009. Mr. Chen founded Shandong Lorain, our first subsidiary, in 1994, and served as the chairman of our subsidiaries since that time. Mr. Chen earned an associate degree from Linyi Normal University. Mr. Chen has been our Company’s founder and Chairman and Chief Executive Officer since inception. He is the individual most familiar with our business and industry, including the regulatory structure and other industry-specific matters, as well as being most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy.

MR. YUNDONG LU. Mr. Lu was appointed as our Chief Operating Officer and was elected as a member of our board of directors effective August 1, 2008. Mr. Lu joined the Company in 1994 and has held various positions since then. From April 2003 to May 2005, Mr. Lu was the General Manager of Beijing Lorain and the Deputy General Manager of our subsidiaries. From May 2005 to February 2007, Mr. Lu was the General Manager of Lorain International Trading and the Deputy General Manager of our subsidiaries. From February to August 2008, Mr. Lu was the General Manager of our subsidiaries. Mr. Lu was recognized as an Outstanding Entrepreneur in Shandong Province in 2007. Mr. Lu earned an MBA from Shandong University and a Bachelor of Arts degree from Shandong University. Mr. Lu, has been our Company’s Chief Operating Officer since 2008 and he has worked with our Company since 1994. Because of his tenure with the Company, he is familiar with our business and industry, including the regulatory structure and other industry-specific matters.

MR. MAOQUAN WEI. Mr. Wei, who has served as a member of our board of directors since 2008, is a retired government official who held various positions in the government of Junan County, Shandong Province, China from 1990 to 2003, during which time Mr. Wei was responsible for overseeing the agricultural development of Junan County in the Shandong Province of China. Most recently, from 1998 to 2003, Mr. Wei was the Chairman of the Political Conservative Conference of Junan County. Mr. Wei also served as the Deputy Secretary of County Committee and Deputy Chairman of Junan County. Mr. Wei has helped lead Junan County to win numerous honors, including Top 100 National Fruit Products County and National Chestnut Base County. Although retired, Mr. Wei’s expertise and experience with the agricultural economy and resources in the countryside is invaluable to our business.

MR. DEKAI YIN. Mr. Yin was appointed one of our directors in September 2009. He has been working as the President of Zibo branch of the Agricultural Bank of China since 2004. Before that position, Mr. Yin served as the Vice President and the President at Linyi branch of the Agricultural Bank of China from 1995-2004. Mr. Yin has a degree in economic management and is regarded as a senior economist due to his distinguished expertise in the banking and accounting industries and economic development. Our company greatly benefits from Mr. Yin’s invaluable expertise in banking and accounting systems and operations.

MR. YONGJUN LI. Mr. Li was appointed one of our directors in September 2009. He has been working as the County Governor Assistant of Miyun County, the General Manager of Beijing Economic Development Zone Headquarters, and the Director of Beijing Economic Development Zone Managing Committee since 1997. Mr. Li is an economist with advanced expertise in economic and industrial development. Mr. Li also has advanced experience and expertise in supply chain and strategic marketing as an adviser and consultant to companies in the economic development zone. The company significantly benefits from Mr. Li’s outstanding economics and industry knowledge of the operations in China.

MR. TAD M. BALLANTYNE. Mr.Ballantyne was appointed one of our directors in September 2009. He is also an officer and director of several private and public companies, including BR Industries, Inc, Hoopeston Foods, Inc, Thomsen Group, LLC, and Pacific Rim Foods Ltd. He also serves as an independent director and financial expert on the audit committee of Life Partners Holdings Inc. and Creat Resources Holdings Ltd., as an independent director of Mach One Corporation and Empire Energy Corporation International, and is an adviser of international affairs and/or director of a number of China-based private enterprises, including TCIB Investment Co. Ltd, Jilin Jimei Foods Ltd and Creat Group. During 2003, Texas Steel Partners Inc, a Texas based steel foundry, filed for reorganization and was liquidated pursuant to a bankruptcy Chapter 7 conversion. Mr. Ballantyne was an officer and director and a 50% shareholder of Texas Steel Partners Inc. During the last 20 years, Mr. Ballantyne has been active in acquiring and operating troubled companies or assets being divested by public and private companies and has focused over the last 5 years on food processing plants in both the United States and Asia. He holds a Bachelor of Science degree in business management from the University of Wisconsin-Parkside. Our Company greatly benefits from Mr. Ballantyne’s experience as an officer and director of other public and private companies, including companies in the food industry in the United States and Asia.

There are no arrangements or understandings between any of our directors and any other person pursuant to which any director was selected to serve as a director of our company. Directors are elected until their successors are duly elected and qualified. There are no family relationships among our directors or officers.

Audit Committee

The Audit Committee assists our board in monitoring:

  our accounting, auditing, and financial reporting processes;

  the integrity of our financial statements;

  internal controls and procedures designed to promote our compliance with accounting standards and applicable laws and regulations; and

  the appointment and evaluation of the qualifications and independence of our independent auditors.

Dekai Yin, Yongjun Li, Tad M. Ballantye, and Maoquan Wei, all of whom are independent directors under SEC rules and the rules of NYSE Amex, are currently serving as members of the Audit Committee. Mr. Yin is the chairman of the Audit Committee and our audit committee financial expert.

The Audit Committee has adopted a written charter, a copy of which is available on our website on the Corporate Governance page under the Investor link at http://www.americanlorain.com, and a printed copy of which is available to any shareholder requesting a copy by writing to: American Lorain Corporation, c/o Yinglee Tseng, 4401 Prudence St., Baltimore, MD 21226.

Shareholder Nominations for Director

Shareholders may propose candidates for board membership by writing to American Lorain Corporation, c/o Yinglee Tseng, 4401 Prudence St., Baltimore, MD 21226. Any such proposal shall contain the name, holdings of our securities and contact information of the person making the nomination; the candidate's name, address and other contact information; any direct or indirect holdings of our securities by the nominee; any information required to be disclosed about directors under applicable securities laws and/or stock exchange requirements; information regarding related party transactions with our company and/or the stockholder submitting the nomination; any actual or potential conflicts of interest; the nominee's biographical data, current public and private company affiliations, employment history and qualifications and status as "independent" under applicable securities laws and stock exchange requirements. Nominees proposed by stockholders will receive the same consideration as other nominees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, which we also refer to throughout this report as the SEC. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers, directors and such beneficial owners, we believe that all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year ended December 31, 2009, except that each of Messrs. Ballantyne, Li and Yin filed a late Form 3 upon becoming a Section 16 filer and Mr. Si Chen filed a late Form 4 in connection with a sale of securities.

Code of Ethics

Our Board adopted a Code of Ethics that applies to all of our directors, executive officers, including our principal executive officer, principal financial officer and principal accounting officer, and employees. The Code of Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. The Code of Ethics is available on the Corporate Governance page of our website under the Investor link at www.americanlorain.com, and a copy of the Code of Ethics is available to any shareholder requesting a copy by writing to: American Lorain Corporation, Attn: Corporate Governance, Beihuan Zhong Road, Junan County, Shandong, China 276600. We intend to disclose on our website, in accordance with all applicable laws and regulations, amendments to, or waivers from, our Code of Ethics.

Executive Officers

Our executive officers are appointed by our Board and serve at their discretion. The following table sets forth the name, age and position of each of our current executive officers as well as the date that each officer began their service as an executive officer.

Name	Age	Position	Executive Officer Since
Si Chen	47	Chairman, Chief Executive Officer, President and Director	2007
Yilun Jin	35	Chief Financial Officer and Treasurer	2008
Yundong Lu	35	Chief Operating Officer and Director	2008

See “Directors” on page 1 above for information on Messrs. Chen and Lu.

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

There are no arrangements or understandings between any of our executive officers and any other person pursuant to which any executive officer was selected to serve as an executive officer of our company.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation earned by our named executive officers in 2007, 2008 and 2009 for services provided to us and our subsidiaries. None of our executive officers earned compensation that exceeded $100,000 in 2008. Other than Mr. Jin in 2009, none of our executive officers earned compensation that exceeded $100,000 in 2007, 2008 or 2009.

Name and					All Other
Principal		Salary	Stock Awards	Option Awards	Compensation	Total
Position	Year	($)	($) (1)	($) (2)	($) (3)	($)
Si Chen	2007	59,000	-	-	-	59,000
Chief Executive	2008	63,065	-	-	2,000	65,065
Officer	2009	66,000	-	-	-	66,000
Yilun Jin	2007	-	-	-	-	-
Chief Financial	2008	-	-	-	-	-
Officer	2009	99,795	14,779	1,727	-	116,301
Yundong Lu	2007	-	-	-	-	-
Chief Operating	2008	-	-	-	-	-
Officer	2009	58,000	1,148	2,729	-	61,877

(1)	This column represents the fair value of the stock award on the grant date determined in accordance with the provisions of ASC 718.

(2)	This column represents the fair value of the stock option on the grant date determined in accordance with the provisions of ASC 718.

(3)	Represents payments made for the benefit of Mr. Chen for life insurance coverage.

Pursuant to Mr. Chen’s employment agreement, we paid Mr. Chen a base salary of $59,000, $63,065 and $66,000 in 2007, 2008 and 2009, respectively, in cash. Mr. Chen’s employment agreement does not provide any change in control or severance benefits and we do not have any separate change-in-control agreements with Mr. Chen or any of our other executive officers.

Pursuant to Mr. Jin’s employment agreement, we paid Mr. Jin a base salary of $99,795 in 2009 in cash and we granted Mr. Jin 10,460 shares of common stock. Mr. Jin’s employment agreement does not provide any change in control or severance benefits.

Outstanding Equity Awards

		Option Awards			Stock Awards
	Number of	Number of			Number of
	Securities	Securities			Shares	Market Value
	Underlying	Underlying			or Units of	of Shares or
	Unexercised	Unexercised	Option	Option	Stock That	Units of Stock
	Options	Options	Exercise	Expiration	Have Not	That Have Not
	(#)	(#)	Price	Date	Vested	Vested
Name	Exercisable	Unexercisable	($)		(#)	($)
(a)	(b)	(c) (1)	(e)	(f)	(g)	(h)
Yilun Jin	-	21,248	$1.58	7/27/14
Yundong Lu	-	33,580	$1.58	7/27/14

(1)	Options vest 33% per year over 3 years from date of grant.

Director Compensation

On August 1, 2008, Mr. Hao Chen, Mr. David Yaudoon Chiang and Mr. Maoquan Wei were appointed as independent members of our Board and as members of our Board committees. On September 17, 2009, Mr. Chiang and Mr. Hao Chen resigned from the Board. Mr. Hao Chen was paid RMB 100,000 (approximately US $14,641) per year for his Board and Board committee service. Mr. Chiang was paid US $25,000 per year plus $5,000 for each board meeting attended by Mr. Chiang, as compensation for his Board and Board committee service. Mr. Wei is paid RMB 100,000 (approximately US $14,641) per year. In addition, in 2009, we granted stock options and stock awards to Messrs. Hao Chen, Chiang and Wei under our 2009 Incentive Stock Option Plan, as set forth in the table below.

On September 17, 2009, Messrs. Dekai Yin, Yongjun Li and Tad Ballantyne were appointed as independent members of our Board and as members of our Board committees. Messrs. Yin, Li and Ballantyne are paid RMB 100,000 (approximately US $14,641) per year.

We may reimburse our non-employee directors for reasonable travel expenses related to attendance at board or board committee meetings. In 2009, we did not make any such reimbursements.

Our policy is not to pay compensation to directors who are also employees of the Company or its subsidiaries. As a result, Mr. Si Chen and Mr. Yundong Lu did not receive any compensation in 2009 for their service as directors.

The following table reflects the compensation earned by our directors in 2009:

Name	Fees Earned or				Total
	Paid in	Stock Awards	Option Awards	All Other
	Cash	($) (1)	($) (2)	Compensation ($)	($)
	($)
Hao Chen	10,980	275	655	-	11,910
David Yaudoon Chiang	21,500	275	655	-	22,430
Maoquan Wei	14,640	275	655	-	15,570
Dekai Yin	3,660	-	-	-	3,660
Yongjun Li	3,660	-	-	-	3,660
Tad Ballantyne	3,660	-	-	-	3,660

(1)	This column represents the fair value of the stock award on the grant date determined in accordance with the provisions of ASC 718.

(2)	This column represents the fair value of the stock option on the grant date determined in accordance with the provisions of ASC 718.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Part II, Item 5 of our Annual Report on Form 10-K filed on March 29, 2010 for a tabular representation of our equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 15, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors; and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Except as otherwise indicated, the persons listed below have advised us that they have direct sole voting and investment power with respect to the shares listed as owned by them.

Unless otherwise specified, the address of each of the persons set forth below is c/o American Lorain Corporation, Beihuan Zhong Road, Junan County, Shandong, China 276600.

In the table below, percentage ownership is based on 30, 242,202 shares of our common stock outstanding as of April 8, 2010.

	Amount and
	Nature of
Name and Title of	Beneficial	Percent of
Beneficial Owner	Ownership	Class

Mr. Si Chen,	16,108,589	53.3%
Chairman, CEO and
President
Jayhawk Capital Management
LLC (1)	2,959,219	9.8%
Guerilla Capital Management,	2,218,567	7.3%
LLC
Mr. Yundong Lu,
COO and Director	34,307	*
Mr. Yilun Jin, CFO	26,708	*
Mr. Dekai Yin, Director	-	-
Mr. Yongjun Li, Director	-	-
Mr. Tad M. Ballantyne,	-	-
Director
Mr. Maoquan Wei,	8,234	*
Director
All officers and directors
as a group
(7 persons)	16,177,838	53.5%

* Less than 1%

(1) Based on information supplied by Jayhawk Private Equity Fund, L.P., Jayhawk Private Equity Co-Invest Fund, L.P., Jayhawk Private Equity GP, L.P., Jayhawk Capital Management LLC and Kent McCarthy in a Schedule 13G/A filed with the SEC on February 16, 2010. The address of each of these entities is 8201 Mission Road, Suite 110, Prairie Village, Kansas 66208. Jayhawk Private Equity Fund, L.P. has shared power to vote or to dispose of 2,783,939 shares.

Jayhawk Private Equity Fund, L.P. has shared power to vote or to dispose of 175,280 shares. Jayhawk Private Equity GP, L.P, Jayhawk Capital Management LLC and Kent McCarthy have shared power to vote or to dispose of 2,959,219 shares.

(2) Based on information supplied by Guerilla Capital Management, LLC, Peter Siris, Leigh S. Curry and Hua-Mei 21st Century Partners, LP in a Schedule 13G/A filed with the SEC on February 16, 2010. The address of each of these entities is 237 Park Avenue, 9th Floor, New York, New York 10017. Guerilla Capital Management, LLC, Peter Siris and Leigh S. Curry have shared power to vote or to dispose of 2,218,567 shares. Hua-Mei 21st Century Partners, LP has shared power to vote or to dispose of 1,392,489 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Since January 1, 2008, there have been no transactions between members of management, five percent stockholders, affiliates, promoters and finders.

Director Independence

We are a controlled company because over 50% of the voting power of our company is held by Mr. Si Chen. As such, we are not required to have a majority of independent directors. Our board has determined that Messrs. Yin, Li, Ballantyne and Wei satisfy the criteria for independence under NYSE Amex and SEC rules for independence of directors and of committee members.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. We paid aggregate fees of approximately $125,000 and $125,000 for the fiscal years ended December 31, 2009 and December 31, 2008, respectively, to Samuel H. Wong & Co., LLP for professional services rendered by such firm for the audit and review of the financial statements included in our annual report on Form 10-K and for the review of the financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees. We paid aggregate fees to Samuel H. Wong & Co., LLP of approximately $3,963 for the fiscal year ended December 31, 2009 for travel expenses and $9,000 for the fiscal years ended December 31, 2008 for reviewing the financial statements in our registration statement on Form S-1, as amended.

Tax Fees. We paid aggregate fees of approximately $5,000 for each of the fiscal years ended December 31, 2009 and December 31, 2008 to Samuel H. Wong & Co., LLP for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. We did not pay any fees to Samuel H. Wong & Co., LLP for any other professional services during the fiscal years ended December 31, 2009 and December 31, 2008.

Board of Directors Pre-Approval Policies and Procedures

The Audit Committee has the sole authority to review in advance and grant any pre–approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non–audit services to be provided by the independent auditors as permitted by Section 10A of the Exchange Act, and (iii) all fees and the terms of engagement with respect to such services, except that the Audit Committee may delegate the authority to pre–approve non–audit services to one or more of its committee members who will present its decisions to the full Audit Committee at the first meeting following such decision. Following the Company’s establishment of an Audit Committee on August 1, 2008, all audit and non–audit services performed by Samuel H. Wong & Co., LLP during fiscal 2008 and 2009 were pre–approved pursuant to the procedures outlined above. Prior to the establishment of the Audit Committee, all services of the independent auditors were approved by the full board of directors.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the registrant as filed with the Secretary of State of Delaware. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on May 9, 2007.
3.2	Bylaws of the registrant, adopted on March 31, 2000. Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10SB12G filed on October 19, 2001.
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock of the registrant as filed with the Secretary of State of Delaware on April 9, 2007. Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on May 9, 2007 in commission file number 0- 31619.
4.2	Certificate of Designation of Series B Voting Convertible Preferred Stock of registrant as filed with the Secretary of State of Delaware on April 30, 2007. Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on May 9, 2007.
4.3	Form of Series A Warrant. Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on October 29, 2009.
4.4	Form of Series B Warrant. Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on October 29, 2009.
4.5	Registration Rights Agreement, dated as of October 28, 2009. Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on October 29, 2009.
10.1	Employment Agreement, effective September 22, 2008, by and between American Lorain Corporation and Yilun Jin. Incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed on September 18, 2008.
10.2	Securities Purchase Agreement dated as of October 28, 2009, by and between American Loan Corporation and the Selling Stockholders. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 29, 2009.
14	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.
21	List of subsidiaries of the registrant. Incorporated by reference to Exhibit 21 to the registrant’s current report on Form 8-K filed on May 9, 2007.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LORAIN CORPORATION
By:/s/ Si Chen
April 30, 2010	Si Chen
(Date Signed)	President, Director and Chief Executive Officer

Signature	Capacity	Date

President , Director and Chief Executive
/s/ Si Chen	Officer (Principal Executive Officer)	April 30, 2010
Si Chen

Chief Financial Officer (Principal Financial
/s/ Yilun Jin	Officer and Principal Accounting Officer)	April 30, 2010
Yilun Jin

/s/ Yundong Lu	Chief Operating Officer and Director	April 30, 2010
Yundong Lu

/s/ Dekai Yin	Director	April 30, 2010
Dekai Yin

/s/ Yongjun Li	Director	April 30, 2010
Yongjun Li

/s/ Maoquan Wei	Director	April 30, 2010
Maoquan Wei

/s/ Tad M. Ballantyne	Director	April 30, 2010
Tad M. Ballantyne