Form 10-Q
period 2010-03-31
American Lorain CORP
filed 2010-05-13
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of May 12, 2010 was 30,242,202.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND ACCOUNTANT’S REPORT

AMERICAN LORAIN CORPORATION

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (the “Company”) as of March 31, 2010 and December 31, 2009, and the related statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim consolidated financial statements are the responsibility of the Company's management.

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

South San Francisco, California	Samuel H. Wong & Co., LLP
May 12, 2010	Certified Public Accountants

AMERICAN LORAIN CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

			(Audited)
	Note	3/31/2010	12/31/2009
ASSETS
Current assets
Cash and cash equivalents		$8,529,664	$12,111,532
Restricted cash	3	1,118,054	1,299,889
Short-term investment		9,423,450	7,320,248
Trade accounts receivable	4	20,161,456	23,025,772
Other receivables	5	4,544,271	7,837,675
Related party receivable	6	546,384	603,116
Inventory	7	35,873,815	26,400,117
Advance to suppliers		17,765,172	16,938,872
Prepaid expenses and taxes		1,034,651	905,266
Deferred tax asset		199,876	199,867
Total current assets		$99,196,793	$96,642,354

Property, plant and equipment, net	8	41,342,373	41,280,407
Land use rights, net	9	3,850,713	3,871,547
Deposit		16,090	16,088
TOTAL ASSETS		$144,405,969	$141,810,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	10	$35,463,979	$35,488,212
Long Term Debt – Current Portion	13	186,152	-
Accounts payable		2,814,130	2,614,515
Taxes payable	11	707,362	2,235,341
Accrued liabilities and other payables	12	7,448,897	6,422,492
Customers deposits		731,413	13,842
Total current liabilities		$47,351,933	$46,774,402

Long-term bank loans	13	25,599	294,873

TOTAL LIABILITIES		$47,377,532	$47,069,275

See Accompanying Notes to the Financial Statements and Accountant’s Report

	Note	3/31/2010	12/31/2009
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2010 and December 31, 2009		-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 30,240,202 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	15	30,240	30,240
Additional paid-in capital		35,517,609	35,268,603
Statutory reserves		9,982,807	8,895,477
Retained earnings		39,228,550	38,455,349
Accumulated other comprehensive income		6,088,030	6,068,569
Non-controlling interests	14	6,181,201	6,022,883
		$97,028,437	$94,741,121

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$144,405,969	$141,810,396

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)

			(Audited)
	Note	3/31/2010	3/31/2009

Net revenues	17	$24,560,216	$21,200,537
Cost of revenues		(18,836,126)	(16,038,203)
Gross profit		$5,724,090	$5,162.334

Operating expenses
Selling and marketing expenses		(1,372,352)	(1,170,847)
General and administrative expenses		(1,016,452)	(976,306)
		(2,388,804)	(2,147,153)

Operating income		$3,335,286	$3,015,181

Government subsidy income		181,421	98,589
Interest income		2,804	64,990
Other income		119,277	16,379
Foreign exchange loss		-	(87,433)
Other expenses		(27,523)	(24,884)
Interest expense		(920,424)	(603,826)
		(644,445)	(536,185)

Earnings before tax		$2,690,841	$2,478,996

Income tax	16	(671,992)	(580,772)

Net income		$2,018,849	$1,898,224

Net income attributable to:
- Common stockholders		1,860,531	1,756,076
- Non-controlling interests		158,318	142,148
		2,018,849	1,898,224

Earnings per share
- Basic		$0.07	$0.07
- Diluted		0.07	0.07

Weighted average shares outstanding
- Basic		26,075,413	25,177,640
- Diluted		26,730,651	25,177,640

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIODS ENDED MARCH 31, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total
Balance, January 1, 2009	25,172,640	$25,172	$24,187,019	$5,438,723	$27,503,991	$5 ,178,616	$5,122,021	$67,455,542
Issuance of share based compensation	56,393	57	166,341	-	-	-	-	166,398
Issuance of common stock for cash	5,011,169	5,011	12,002,150	-	-	-	-	12,007,161
Issuance cost of common stock			(1,086,907)	-	-	-	-	(1,086,907)
Net income	-	-	-	-	15,308,974	-	-	15,308,974
Appropriations to statutory reserves	-	-	-	3,456,754	(3,456,754)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(900,862)	-	900,862	-
Foreign currency translation adjustment	-	-	-	-	-	889,953	-	889,953
Balance, December 31, 2009	30,240,202	$30,240	$35,268,603	$8,895,477	$38,455,349	$6,068,569	$6,022,883	$94,741,121

Balance, January 1, 2010	30,240,202	$30,240	$35,268,603	$8,895,477	$38,455,349	$6,068,569	$6,022,883	$94,741,121
Issuance of share based compensation	-	-	249,006	-	-	-	-	249,006
Issuance of common stock for cash	-	-	-	-	-	-	-	-
Issuance cost of common stock	-	-	-	-	-	-	-	-
Net income	-	-	-	-	2,018,849	-	-	2,018,849
Appropriations to statutory reserves	-	-	-	1,087,330	(1,087,330)	-	-	-

Allocation to non-controlling interests	-	-	-	-	(158,318)	-	158,318	-
Foreign currency translation adjustment	-	-	-	-	-	19,461	-	19,461

Balance, March 31, 2010	30,240,202	$30,240	$35,517,609	$9,982,807	$39,228,550	$6,088,030	$6,181,201	$97,028,437

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)

	Note	March 31, 2010	March 31, 2009
Cash flows from operating activities
Net income		$2,018,849	$1,898,224
Stock and share based compensation	18	249,006	-
Depreciation		365,569	334,454
Amortization		35,720	44,377
(Increase)/decrease in accounts & other receivables		4,089,021	1,598,659
(Increase)/decrease in inventories		(9,473,698)	(2,860,568)
(Increase)/decrease in prepayments		(238,115)	-
Increase/(decrease) in accounts and other payables		(301,956)	(1,485,752)
Net cash (used in)/provided by operating activities		$(3,255,604)	$(470,606)

Cash flows from investing activities
Purchase of plant and equipment		-	(143,166)
Sales of short term investment fund		22,227	-
Decrease/(increase) in restricted cash		181,835	-
Payments for the purchase of land use rights		(14,887)	(22,689)
Payments for Purchase of Equipment & Construction Plant		(427,535)	-
Payments for rental deposit		-	(215,905)
Sales/(purchase) of securities		-	2,780
Net cash used in investing activities		$(238,360)	$(378,980)

Cash flows from financing activities
Issue of common stock		-	5
Payment of notes		-	(5,208,485)
Proceeds from bank borrowings		17,853,746	-
Repayment of bank borrowings		(17,961,100)	14,649,047
Net cash provided by/(used in) financing activities		$(107,354)	$9,440,566

Net in cash and cash equivalents (used)/sourced		(3,601,318)	8,590,979

Effect of foreign currency translation on cash and cash equivalents		19,450	811,404

Cash and cash equivalents–beginning of year		12,111,532	2,841,339

Cash and cash equivalents–end of year		$8,529,664	$12,243,722

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
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

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
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

As of March 31, 2009, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest	capital
		%
Shandong Lorain Co., Ltd	PRC	80.2	$14,754,026
Luotian Lorain Co., Ltd	PRC	100	$3,705,154
Junan Hongrun Foodstuff Co., Ltd	PRC	100	$28,700,575
Beijing Lorain Co., Ltd	PRC	100	$1,462,822
Dongguan Lorain Co,,Ltd	PRC	100	$146,282
International Lorain Holding Inc.	Cayman Islands	100	$37,135,074

(c)	Use of estimates

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

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
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

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
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

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

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

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

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

	2010	2009
Period end RMB : US$ exchange rate	6.8361	6.8372
Average Period RMB : US$ exchange rate	6.8360	6.8408

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

Basic earnings per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the years. During the quarter ended March 31, 2010, no dilutive potential ordinary shares were issued.

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

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

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

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

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

4.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Trade accounts receivable	$20,429,090	$23,293,362
Less: Allowance for doubtful accounts	(267,634)	(267,590)
	$20,161,456	$23,025,772

Allowance for bad debt:	2010	2009
Beginning balance	$(267,590)	$(127,967)
Additions to Allowance	(44)	(139,623)
Less: Bad debt written-off	-	-
Ending balance	$(267,634)	$(267,590)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Advances to employees for purchases of materials	$2,793,753	$4,041,986
Advances to employees for job/travel disbursements	242,286	23,890
Amount due from a non-related enterprise	1,329,142	1,999,671
Other non-related receivables	179,090	1,772,128
	$4,544,271	$7,837,675

6.	RELATED PARTY RECEIVABLE

Related party receivable consisted of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Chen Si	$395,209	$541,245
Lu Yundong	121,657	32,358
Liu Gang	29,518	29,513
	$546,384	$603,116

Related party receivable represent advances issued by management for the purchase of raw materials in the normal course of business. The receivables are neither interest-bearing nor collateralized. The receivables had no impact on earnings. The related parties will repay the outstanding balances within one operating period.

7.	INVENTORY

Inventory consisted of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Raw materials	$6,243,075	$12,014,402
Finished goods	29,730,740	14,385,715
	$35,873,815	$26,400,117

8.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following as of March 31, 2010 and December 31, 2009:

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

	2010	2009
At cost:
Buildings	$29,186,067	$29,181,372
Landscaping, plant, and tree	2,759,388	2,758,944
Machinery and equipment	7,904,285	7,783,775
Office equipment	455,601	466,411
Motor vehicles	459,728	357,902
	$40,765,069	$40,548,404
Less: accumulated depreciation
Buildings	(1,973,367)	(1,811,423)
Machinery and equipment	(3,400,252)	(3,226,015)
Office equipment	(268,967)	(264,039)
Motor vehicles	(254,801)	(230,341)
	(5,897,387)	(5,531,818)

Construction in Progress	6,474,691	6,263,821
	$41,342,373	$41,280,407

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

9.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Land use rights, at cost	$4,374,309	$4,359,423
Less: Accumulated amortization	(523,596)	(487,876)
	$3,850,713	$3,871,547

Land use rights represent the prepaid land use right. The PRC government owns the land on which the Company’s corporate campus is being constructed. The Company carries land use rights at cost less accumulated amortization. Land use rights are amortized straight-line over the useful life of 50 years.

10.	SHORT-TERM DEBTS

Short-term debts consisted of the following as of March 31, 2010 and December 31, 2009:

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

	Remark	2010	2009
Loans from Junan County Construction Bank,
• Interest rate at 5.3460% per annum due1/18/2010		$-	$212,075
• Interest rate at 5.3460% per annum due 1/24/2010		-	144,796
• Interest rate at 5.3460% per annum due 1/28/2010		-	153,572
• Interest rate at 5.3460% per annum due 3/8/2010		-	153,571
• Interest rate at 5.3460% per annum due 3/25/2010		-	153,572
• Interest rate at 5.3460% per annum due 1/22/2010		-	394,899
• Interest rate at 5.3460% per annum due 1/10/2010		-	394,898
• Interest rate at 5.3460% per annum due 1/12/2010		-	475,340
• Interest rate at 5.8410% per annum due 12/27/2010		716,783	716,667
• Interest rate at 5.3460% per annum due 9/1/2010		1,170,258	1,117,070
• Interest rate at 5.3460% per annum due 1/7/2010		-	1,462,587
• Interest rate at 5.346% per annum due 4/13/2010		234,052	-
• Interest rate at 5.346% per annum due 6/7/2010		950,835	-
• Interest rate at 5.841% per annum due 1/14/2011		468,103	-
• Interest rate at 5.346% per annum due 5/21/2010		848,437	-
• Interest rate at 5.346% per annum due 5/2/2010		702,155	-
• Interest rate at 5.841% per annum due 3/4/2011		380,334	-
• Interest rate at 5.346% per annum due 6/9/2010		234,052	-
• Interest rate at 5.346% per annum due 6/15/2010		96,546	-
• Interest rate at 5.346% per annum due 5/14/2010		48,273	-

Loan from Junan County Agriculture Bank,			-
• Interest rate at 7.965% per annum due 8/23/2010	A	1,609,105	1,608,846
• Interest rate at 7.965% per annum due 9/22/2010		1,448,194	1,447,961
• Interest rate at 6.804% per annum due 3/3/2010		-	1,462,587
• Interest rate at 7.965% per annum due 11/22/2010		643,642	643,538

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

• Interest rate at 6.804% per annum due 3/11/2010	-	2,193,881
• Interest rate at 6.804% per annum due 3/08/2010	-	1,755,104
• Interest rate at 7.965% per annum due 3/17/2010	-	3,363,950
• Interest rate at 6.804% per annum due 5/9/2010	438,847	-
• Interest rate at 7.290% per annum due 6/3/2010	1,462,822	-
• Interest rate at 7.290% per annum due 6/7/2010	1,755,387	-
• Interest rate at 7.290% per annum due 6/10/2010	2,194,234	-
• Interest rate at 6.903% per annum due 3/30/2011	92,158	-

Loan from Junan County Industrial and Commercial Banks,		-
• Interest rate at 5.346% per annum due1/8/2010	-	438,776
• Interest rate at 5.346% per annum due1/14/2010	-	541,157
• Interest rate at 5.346% per annum due1/25/2010	-	614,287
• Interest rate at 3.24% per annum due 3/15/2010	-	463,640
• Interest rate at 4.007% per annum due 4/23/1010	1,243,399	-
• Interest rate at 4.006% per annum due 4/28/2010	614,385	-
• Interest rate at 4.006% per annum due 4/16/2010	1,316,540	-
• Interest rate at 4.006% per annum due 5/24/2010	1,199,514	-

Loan from Junan County Agricultural Financial Institution,	-	-
• Interest rate at 10.939% per annum due 1/22/2010	-	1,170,070

Loan from Linyi Commercial Bank,	-	-
• Interest rate at 9.293% per annum due 1/19/2010	-	658,164
• Interest rate at 16.470% per annum due 12/21/2010	687,527	687,416
• Interest rate at 11.151% per annum due 6/16/2010	1,462,822	1,462,587
• Interest rate at 11.151% per annum due 6/15/2010	1,462,822	1,462,587

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

• Interest rate at 11.151% per annum due 1/21/2011		658,270	-
		-	-
		-	-
Loan from Beijing Miyun County Shilipu Rural		-	-
Financial Institution,		-	-
• Interest rates at 7.434% per annum due 1/20/2010		-	1,462,587
• Interest rates at 6.903% per annum due 9/30/2010		2,779,363	2,831,918

Loan from China Merchants Bank, Beijing,		-	-
**• Interest rate at 5.310% per annum	B	716,782	731,294

Loan from China Agricultural Bank, Luotian		-	-
Branch		-	-
• Interest rate at 6.372% per annum due 8/25/2010		1,755,387	1,901,363

Bank of Beijing
• Interest rate at 6.903% per annum due 7/29/2010		292,564	292,517

East West Bank (Formerly United Commercial Bank), China Branch
• Interest rate at 5.494% per annum	C	950,148	1,050,137

HSBC Miyun Branch
• Interest rate at 6.804% per annum due 4/8/2010		292,564	292,517

Shenzhen Development Bank
• Interest rate at 5.576% per annum due 12/29/2010		1,462,822	1,462,587

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

Luotian Agricultural Development Bank
• Interest rate at 0.67% month due 12/11/2010		109,712	109,694

Junan Agricultural Credit Cooperative
• Interest rate at 10.939% annum due 2/7/2011		1,170,258	-
• Interest rate at 7.222% annum due 3/1/2011	D	1,023,976	-

Linyi Linzhou Auction Corporation
• Interest rate at 10.8% annum due 4/12/2010		770,907	-
		$35,463,979	$35,488,212

The short-term loans, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital.
Remark:
A: A storage of 8,162 square meters was used as collateral for this loan.
B: A CD deposit certificate was used as collateral for this loan.
C: A building of 5,646 square meters of Sishui Xinlu Foodstuff Co., Ltd was used as mortgage for this loan.
D: A parcel of land of Shangdong Green Garden Food Company was used as collateral for this loan.

11.	TAXES PAYABLE

Taxes payable consisted of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Value added tax payable	$1,415	$328,608
Corporate income tax payable	639,195	1,842,751
Employee payroll tax withholding	5,380	3,449
Property tax payable	16,584	12,279
Stamp tax payable	-	359
Sales tax payable	-	-
Land use tax payable	44,788	41,260
Import tariffs	-	6,635

	$707,362	$2,235,341

12.	ACCRUED EXPENSES AND OTHER PAYABLE

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

Accrued expenses and other payables consisted of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Accrued salaries and wages	$188,012	$500,390
Accrued utility expenses	191,985	263,492
Accrued interest expenses	-	9,264
Accrued transportation expenses	136,137	344,841
Other accruals	21,065	184,860
Business and other taxes	107,962	2,344,746
Purchase disbursement payable	6,760,226	2,750,547
Accrued staff welfare	43,510	24,352

	$7,448,897	$6,422,492

13.	LONG-TERM DEBT

Long-term debt consisted of the following as of March 31, 2010 and December 31, 2009:

	2010	2009
Loans from Luotian Agricultural Development Bank
• Interest rates at 2.10% per annum due 12/11/2011	25,599	25,595

Loans from East West Bank (Formerly United Commercial Bank), China Branch
• Interest rates at 5.494% per annum due 1/14/2010	-	269,278
• Interest rates at 5.806% per annum on demand	186,152	-

	$211,751	$294,873

As of the quarter ended March 31, 2010, a loan of $186,152 from United Commercial Bank is categorized in long-term debt- current portion.

14.	MINORITY INTEREST

This represents the 19.8% equity of Shandong Lorain held by a state-owned interest, Shandong Economic Development Investment Corporation.

15.	CAPITALIZATION

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

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

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

	Par Value authorized	Issuance Date	Shares Outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
Common stock at 12/31/2009		30,240,202	30,240,202

Warrants and options	Number of warrants or options	Issuance Date	Expiration date
Issued to PIPE investors – first round financing	1,037,858	5/3/2007	5/2/2010
Issued to placement agent – first round financing	489,330	5/3/2007	5/2/2010
Employee stock options	1,334,573	7/28/2009	7/27/2014
PIPE investors second round financing - Series A	1,753,909	10/28/2009	4/28/2015
PIPE investors second round financing - Series B	501,115	10/28/2009	10/28/2012
Total warrants	5,116,785

16.	INCOME TAXES

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the quarters ended March 31, 2010 and 2009.

	2010	2009
Income attributed to PRC	$2,951,843	$2,592,416
Loss attributed to US*	(261,002)	(113,420)
Income before tax	2,690,841	2,478,996

PRC Statutory Tax at 25% Rate	737,961	648,104
Effect of tax exemption granted	(65,969)	(67,332)
Income tax	$671,992	$580,772

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

Per Share Effect of Tax Exemption
	2010	2009
Effect of tax exemption granted	$(65,969)	$(67,332)
Weighted-Average Shares Outstanding	26,075,413	25,177,640
Per share effect	$(0.003)	$(0.003)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the quarters ended March 31, 2010 and 2009:

	2010	2009
U.S. federal statutory income tax rate	$35.00%	$35.00%
Lower rates in PRC, net	-10.00%	-10.00%
Tax holiday for foreign investments	-0.03%	-1.57%
The Company’s effective tax rate	$24.97%	$23.43%

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

The Company has accrued a deferred tax asset as a result of its net operating loss in 2009 because the Company has plans to setup operations in the United States. The company anticipates that the operations within the United States will generate income in the future so that it will be able to take full advantage of the accrued asset. Accordingly the Company has not provided a valuation allowances for the accrued tax asset.

The Company has detailed tax rates for its subsidiaries for 2010 and 2009 in the following table.

Income Tax Rate	2010	2009
International Lorain	0%	0%
Junan Hongran	25%	25%
Luotian Lorain	25%	15%
Beijing Lorain	15%	15%
Shangdong Lorain	25%	25%
Dongguan Lorain	25%	25%

17.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of March 31, 2010 and 2009:

Category	2010	2009
Chestnut	$12,960,561	$12,685,389
Convenience food	7,089,176	1,032,821
FCB food	4,510,479	7,482,327
Total	$24,560,216	$21,200,537

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

Revenue by geography consisted of the following as of March 31, 2010 and 2009:

Category	2010	2009
Belgium	$369,076	$38,357
Canada	71,585	-
China	19,346,486	16,884,801
France	80,029	98,305
Germany	64,631	142,321
Holland	-	142,321
Hong Kong	10,413	52,039
Japan	2,592,836	1,590,369
Malaysia	300,747	71,684
Saudi Arabia	-	992,902
Singapore	157,718	97,935
South Korea	1,151,811	852,009
Taiwan	45,362	39,795
United Kingdom	297,616	158,589
United States of America	41,068	104,477
United Arab Emirates	30,838	-
Other	-	76,954

Total	$24,560,216	$21,200,537

18.	SHARE BASED COMPENSATION

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

During the quarter ended March 31, 2010, the Company recorded a total of $249,006 stock option and its related general and administrative expenses.

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

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

The Company used the Black-Scholes Model to value the warrants granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

Weighted-average fair value of grants:	$1.6862
Risk-free interest rate:	2.55%
Expected volatility:	5.75%
Expected life in months:	51.00

19.	LEASE COMMITMENTS

The Company has entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at March 31, 2010 are shown in the following table:

From	To	USD
4/1/2010	12/31/2010	$63,195
1/1/2011	12/31/2011	84,259
1/1/2012	12/31/2012	84,259
1/1/2013	12/31/2013	87,536
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$746,630

The outstanding lease commitment as of March 31, 2010 is $746,630.

The minimum future lease payments for this property at December 31, 2009 are shown in the following table:

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS – MARCH 31, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

From	To	USD
1/1/2010	12/31/2010	$84,245
1/1/2011	12/31/2011	84,245
1/1/2012	12/31/2012	84,245
1/1/2013	12/31/2013	87,521
1/1/2014	12/31/2014	92,670
1/1/2015	12/31/2015	92,670
1/1/2016	12/31/2016	92,670
1/1/2017	12/31/2017	92,670
1/1/2018	8/9/2018	56,631
		$767,567

The outstanding lease commitment as of December 31, 2009 is $767,567.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

Overview

We are an integrated food manufacturing company with headquarters in Shandong Province, China. We develop, manufacture and sell the following types of food products:

  chestnut products,
  convenience foods (including ready-to-cook foods, ready-to-eat foods, and meals ready-to-eat); and
  frozen foods.

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We believe that we are the largest processed chestnut foods manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced over 50 high value-added processed chestnut products in the first quarter of 2010. We derive most of our revenues from sales in China, Japan and South Korea. Our primary strategy for 2010 is to expand our brand equity in the Chinese market for our convenience foods products. We are also working to expand our brand recognition in China for our Chestnut products and frozen products. In addition, we are working to expand our marketing efforts in Asia, North America, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Sales in the first quarter of 2010 benefited from exports to Korea and Japan and indicated that American Lorain’s key export markets in northeast Asia are rebounding after a soft year in 2009. In the coming quarters, American Lorain sees higher demand for its traditional chestnut product line along with additional sales revenues being generated by frozen chestnut summer promotions in Beijing and Chongqing. On May 3rd, American Lorain detailed a summer promotion of frozen chestnuts for sales at Lorain®-branded counters which is expected to contribute approximately $3.6 million in revenues in 2010.

Frozen foods sold primarily to select export markets in Europe and wholesale customers like Yums! Foods in China contributed approximately 18.4% in revenues for the quarter compared to 35.3% in the first quarter of 2009. American Lorain will continue servicing its frozen food customers but as part of a broader marketing strategy and in response to a highly competitive environment in which the Company is not actively seeking new customers.

American Lorain uses mostly outsourced, third party manufacturing facilities for its frozen foods and maintains limited production exposure and contractual obligations in this segment.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the first quarter of 2010, the cost of our raw materials increased from $14.5 million to $17.2 million, as compared to the first quarter of 2009, for an increase of approximately 18.6% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

Seasonality

Chestnut season in China lasts from September to January. We purchase and produce raw chestnuts during these months and store them in our refrigerated storage facilities throughout the year. Once we obtain a purchase order during the rest of the year, we remove the chestnuts from storage, process them and ship them within one day of production. Since most Chestnuts are produced and sold in the fourth quarter, the Company generally performs best in the fourth quarter.

Uncertainties that Affect our Financial Condition

We spend a significant amount of cash on our operations, principally to procure raw materials for our products. Many of our suppliers, including chestnut, vegetable and fruit farmers, and suppliers of packaging materials, require us to prepay for their supplies in cash or pay on the same day that such supplies are delivered to us. However, some of the suppliers with whom we have a long-standing business relationship allow us to pay on credit. In the first quarter of 2010, we paid for approximately 17.1% of our raw materials on credit. We fund the majority of our working capital requirements out of cash flow generated from operations. If we fail to generate sufficient sales, or if our suppliers stop offering us credit terms, we may not have sufficient liquidity to fund our operating costs and our business could be adversely affected.

We also fund approximately 68% of our working capital requirements from the proceeds of short-term loans from Chinese banks. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our loan balance from short-term bank loans as of March 31, 2010 was approximately $35.5 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency.

We anticipate that our existing capital resources and cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements for the next 12 months. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include obtaining alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are extremely difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing. However, we successfully consummated a private placement financing of approximately $12.0 million through the sale of common stock and warrants to several accredited investors on November 3, 2009, the proceeds of which are being used to support a planned nationwide commercial campaign to promote our convenience food products in the Chinese market and to increase brand awareness for our Ready-to-Cook foods, Ready-to-Eat foods, and Meals Ready-to-Eat, as well as our chestnut products

The crisis of the financial and credit markets worldwide in the second half of 2008 has led to a severe economic recession worldwide, and the outlook for the remainder of 2010 is uncertain. A continuation or worsening of unfavorable economic conditions, including the ongoing credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial condition in a number of ways. For example, we may experience declines in revenues, profitability and cash flows as a result of reduced orders, delays in receiving orders, delays or defaults in payment or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. In addition, changes and volatility in the equity, credit and foreign exchange markets and in the competitive landscape make it increasingly difficult for us to predict our revenues and earnings into the future.

In 2009, we shortened credit terms for many of our international and domestic distributors from between 30 and 180 days to between 30 and 60 days for domestic distributors, and around 90 days for international distributors. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

In 2009, we introduced to the market several new products, including the series of bean products, cold-dish products and lunch-box products. Such additions to our product family increased the number of suppliers, many of whom were new to us. Most of these new suppliers require prepayment, in part or in full amount, before delivery of the supplies. Our cash flow suffered from these increased advances to suppliers. Our suppliers may not waive or reduce their prepayment requirements, in which case if we fail to find alternative suppliers, we may not have sufficient cash flow to fund our operations and our business could be adversely affected.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table summarizes the results of our operations during the three-month periods ended March 31, 2010 and March 31, 2009, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2010.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended
	March 31,		Dollar($)	Percentage (% )
	2010	2009	Increase	Increase
	(In Thousands)	(In Thousands)	(Decrease)	(Decrease)
Net revenues	24,560	21,201	3,359	15.8%
Cost of revenues	(18,836)	(16,038)	(2,798)	17.4%
Gross profit	5,724	5,162	562	10.9%
Operating expenses
Selling and marketing expenses	(1,372)	(1,171)	(201)	17.2%
General and administrative expenses	(1,016)	(976)	(40)	4.1%

Operating Income	3,336	3,015	321	10.6%

Government subsidy income	181	99	82	82.8%
Interest and other income	122	81	41	50.6%
Other expenses	(28)	(25)	(3)	12.0%
Interest expense	(920)	(604)	(316)	52.3%

Earnings before tax	2,691	2,479	212	8.6%

Income tax	(672)	(581)	(91)	15.7%

Income before minority interests	2,019	1,898	121	6.4%

Minority interests	158	142	16	11.3%
Net income	1,861	1,756	105	6.0%

Revenue

Net Revenues. Our net revenue for the three months ended March 31, 2010 amounted to $24.6 million, which represents an increase of approximately $3.4 million, or 15.8%, from the three-month period ended on March 31, 2009, in which our net revenue was $21.2 million. The increased revenues were attributable to increased revenues from sales of our chestnut and convenience food products as a result of 2.2% and 586.4% (or $6.1 million) increase in sales respectively of such products thanks to our effective marketing efforts and well established domestic and international distribution network. Frozen foods sold primarily to select export markets in Europe and wholesale customers like Yums! Foods in China contributed approximately 18.4% in revenues for the quarter compared to 35.3% in the first quarter of 2009.

Cost of Revenues. During the three months ended March 31, 2010, we experienced an increase in cost of revenue of $2.8 million, in comparison to the three months ended March 31, 2009, from approximately $16 million to $18.8 million, reflecting an increase of approximately 17.4% . Approximately 96.7%, or $2.7 million, of this increase was attributable to an increase in raw material costs, which increased from $14.5 million during the three months ended March 31, 2009 to $17.2 million, or approximately 18.6%, during the three months ended March 31, 2010.

The factors that contributed to the remaining 3.3% increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $0.6 million, or 10.9%, to $5.7 million for the three months ended March 31, 2010 from $5.2 million for the same period in 2009 as a result of higher revenues, offset by higher costs of revenues, for the reasons indicated immediately above. However, our gross margins decreased from 24.4% to 23.3% because our product mix in the period ended March 31, 2010 consisted of fewer chestnuts and more convenience foods, as compared to the period ended March 31, 2009. Our convenience food generate lower margins than our chestnut products. Gross profit margins by product segment are; 25-28% for chestnuts, 22-24% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased approximately $0.2 million, or 17.2%, to $1.4 million in the first quarter of 2010 from $1.2 million in the first quarter of 2009. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

(in U.S. dollars)	Increase in Costs in the Three Months Ended March 31, 2010 over the Three Months Ended 31-Mar-09

Shipping and inspection fees	183,047
Transportation	56,759
Advertising Expenses	86,627

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

General and Administrative Expenses. We experienced an increase in general and administrative expense of approximately $0.04 million from approximately $0.97 million to approximately $1.02 million for the three months ended March 31, 2010, compared to the same period in 2009. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

Factor	Dollar Increase

Staff Welfare	29,125
Insurance Fees	34,465
Rental	27,648
Pension Expenses	73,402

The increases listed in the table above were partially offset by decreases in dollar amount of other factors, including office expenses, consulting fees and waste water treatment expenses.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $0.2 million, or 8.6%, to $2.7 million for the three months ended March 31, 2010 from $2.5 million for the same period of 2009. The increase was mainly attributable to the increase of our sales revenue as described above in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Income Taxes

Income taxes increased $0.09 million, or 15.7%, to $0.67 million in the first quarter of 2010, as compared to $0.58 million in the first quarter of 2009. This increase was attributable to the higher earnings before tax and higher income tax rate in 2010 as compared to 2009.

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises, without any tax holiday. However, the PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008 to continue utilizing such tax holidays until they are fully utilized.

The income tax rates applicable to our Chinese operating subsidiaries in 2009 and 2010 are depicted in the following table:

	2009	2010
Junan Hongrun	25%	25%
Luotian Lorain	15%	25%
Beijing Lorain	15%	15%
Shandong Lorain	25%	25%

Net Income

Net income increased $0.11 million, or 6.0%, to $1.86 million for the three months ended March 31, 2010 from $1.76 million for the same period of 2009. The increase was attributable to increased sales revenue and partially offset by increased cost of goods sold, selling and marketing expenses and higher income tax in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents (including restricted cash) of $8.5 million. Our cash and cash equivalents decreased by approximately $3.6 million from December 31, 2009, due to cash spent on our inventories. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow (in thousands)
	Three Months Ended
	March 31,
	2010	2009
Net cash provided by (used in) operating activities	(3,256)	(471)
Net cash provided by (used in) investing activities	(238)	(379)
Net cash provided by (used in) financing activities	(107)	9,441
Net cash flow (outflow)	(3,601)	8,591

Operating Activities

Net cash used in operating activities was $3.3 million for the three months period ended March 31, 2010 and net cash used by operating activities in the first quarter of 2009 was approximately $0.5 million. The increase of approximately $2.8 million in net cash flows used in operating activities in the first three months of fiscal 2010 was primarily a result of additional increase in inventory of approximately $6.6 million, which was partially offset by additional decrease in accounts and other receivables of approximately $2.5 million as compared to the same period in 2009.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash used in investing activities for the three months period ended March 31, 2010 was $0.24 million, which is a decrease of 0.14 million from net cash used in investing activities of $0.38 million for the same period of 2009. The decrease was primarily due to decrease in restricted cash and decrease in payments for rental deposit in 2010.

Financing Activities

Net cash provided by financing activities for the three months period ended March 31, 2010 was ($0.1) million, which is an decrease of $9.5 million from $9.4 million net cash provided by financing activities during the same period in 2009. The decrease of the net cash provided by financing activities was primarily a result of decreased short term bank borrowing in 2010.

Loan Facilities

As of March 31, 2010, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $35.5 million as of March 31, 2010, compared with $35.5 million as of December 31, 2009. We believe that our currently available working capital, after receiving the aggregate proceeds of the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contracts

We do not have any material contractual obligations as of March 31, 2010.

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

As of March 31, 2010, the details pertaining to our subsidiaries were as follows:

	Place of	Attributable Equity	Registered
Name of Company	Incorporation	Interest %	Capital

Shandong Lorain Co., Ltd	PRC	80.2	$14,754,026
Luotian Lorain Co., Ltd	PRC	100	$3,705,154
Junan Hongrun Foodstuff Co., Ltd	PRC	100	$28,700,575
Beijing Lorain Co., Ltd	PRC	100	$1,462,822
Dongguan Lorain Co,,Ltd	PRC	100	$146,282
International Lorain Holding Inc.	Cayman Islands	100	$37,135,074

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

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the reporting period, there was no impairment loss.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

During the fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

Not applicable

ITEM 5. OTHER INFORMATION

No events occurred during the period covered by this Form 10-Q that were required to be disclosed in a report on Form 8-K during the period but not reported.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2010

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer

/s/ Yilun Jin
Yilun Jin
Chief Financial Officer