Form 10-Q
period 2010-06-30
American Lorain CORP
filed 2010-08-11
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

The numbers of shares outstanding of the issuer’s class of common stock as of June 30, 2010 was 26,750,592.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND ACCOUNTANT’S REPORT

AMERICAN LORAIN CORPORATION

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (the “Company”) as of June 30, 2010 and December 31, 2009, and the related statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended June 30, 2010 and 2009. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
July 24, 2010	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

	Note	At June 30,	At December 31,
ASSETS		2010	2009
Current Assets
Cash and cash equivalents		$10,338,791	$12,111,532
Restricted cash	3	741,442	1,299,889
Short-term investment		9,413,040	7,320,248
Trade accounts receivable	4	17,509,252	23,025,772
Other receivables	5	5,165,035	7,837,675
Related party receivable	6	167,484	603,116
Inventory	7	34,075,760	26,400,117
Advance to suppliers		15,153,714	16,938,872
Prepaid expenses and taxes		171,173	905,266
Deferred tax asset		200,072	199,867
Total current assets		$92,935,763	$96,642,354

Property, plant and equipment, net	8	50,638,174	41,280,407
Land use rights, net	9	3,835,691	3,871,547
Deposit		16,154	16,088
TOTAL ASSETS		$147,425,782	$141,810,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	10	$37,750,096	$35,488,212
Long-term Debt – Current Portion	13	309,910	-
Accounts payable		2,209,103	2,614,515
Taxes payable	11	1,197,417	2,235,341
Accrued liabilities and other payables	12	4,571,902	6,422,492
Deferred tax liabilities		2,899	-
Customers deposits		1,354,956	13,842
Total Current Liabilities		$47,396,283	$46,774,402

Long Term Liabilities
Long term bank loans	13	12,851	294,873

TOTAL LIABILITIES		$47,409,134	$47,069,275

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

		At June 30,	At December 31,
	Note
		2010	2009

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2010 and December 31, 2009		-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 30,240,202 and 30,240,202 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	15	30,240	30,240
Additional paid-in capital		35,723,552	35,268,603
Statutory reserves		8,895,477	8,895,477
Retained earnings		42,995,493	38,455,349
Accumulated other comprehensive income		5,998,789	6,068,569
Non-controlling interests	14	6,373,097	6,022,883

		$100,016,648	$94,741,121

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$147,425,782	$141,810,396

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

		Three months ended June 30,		Six months ended June 30,
	Note	2010	2009	2010	2009

Net revenues	17	$29,218,314	$23,965,924	$53,778,530	$45,166,461
Cost of revenues		(22,499,645)	(18,675,167)	(41,335,771)	(34,713,370)
Gross profit		$6,718,669	$5,290,757	$12,442,759	$10,453,091

Operating expenses
Selling and marketing expenses		(1,194,996)	(1,220,317)	(2,567,348)	(2,391,164)
General and administrative expenses		(932,210)	(914,892)	(1,948,662)	(1,891,197)

Operating income		$4,591,463	$3,155,548	$7,926,749	$6,170,730

Investment income		589	-	589	-
Government subsidy income		196,003	97,663	377,424	196,252
Interest and other income		8,901	127,279	130,982	208,648
Other expenses		(44,714)	(69,286)	(72,237)	(181,603)
Interest expense		(1,023,129)	(744,825)	(1,943,553)	(1,348,651)

Earnings before tax		$3,729,113	$2,566,379	$6,419,954	$5,045,376

Income tax	2(r),16	(857,604)	(602,706)	(1,529,596)	(1,183,478)

Net income		$2,871,509	$1,963,673	$4,890,358	$3,861,898
Net income attributable to:

-Common Stockholders		$2,679,613	$1,855,628	$4,540,144	$3,611,704
-Non-controlling Interest		191,896	108,045	350,214	250,194
		$2,871,509	$1,963,673	$4,890,358	$3,861,898

Earnings per share	2(v)
- Basic		$0.10	$0.07	$0.17	$0.14
- Diluted		$0.10	$0.07	$0.17	$0.14

Weighted average shares outstanding
- Basic		26,075,413	25,177,640	26,075,413	25,177,640
- Diluted		26,750,592	25,177,640	26,750,592	25,177,640

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cash flows from operating activities
Net income	$2,871,509	$1,963,673	$4,890,358	$3,861,898
Stock and share based compensation	205,943	-	454,949	-
Depreciation	322,416	331,026	687,985	665,480
Amortization	33,341	91,615	69,061	135,992
(Increase)/decrease in accounts & other receivables	4,205,909	(6,927,729)	8,294,930	(5,234,644)
(Increase)/decrease in inventories	1,798,055	832,815	(7,675,643)	(2,027,754)
Decrease/(increase) in prepayment	972,209	1,002,431	734,094	908,005
Increase/(decrease) in accounts and other payables	(1,648,161)	(7,086,166)	(1,950,117)	(8,571,918)
Net cash (used in)/provided by operating activities	8,761,221	(9,792,335)	5,505,617	(10,262,941)

Cash flows from investing activities
Sales (investment) in short term investment fund	-	(13)	22,227	2,767
(Increase)/decrease in restricted cash	376,613	-	558,448	-
Payment of land use rights	(18,318)	(98,320)	(33,205)	(121,009)
Payments for purchase of equipment & plant	(9,618,218)	(383,364)	(10,045,753)	(526,530)
Decrease (increase) in deposit	-	213,860	-	(2,045)
Net cash used in investing activities	(9,259,923)	(267,837)	(9,498,283)	(646,817)
Cash flows from financing activities
Bank borrowings	5,297,856	2,886,255	23,151,602	17,535,302
Repayment of bank loans	(2,900,729)	-	(20,861,829)	-
Notes payable	-	1,614,365	-	(3,594,121)
Issue of common stock	-	6,147	-	6,152
Net cash provided by/(used in) financing activities	$2,397,127	$4,506,767	$2,289,773	$13,947,333

Net Increase/(decrease) of Cash and Cash Equivalents	1,898,425	(5,553,405)	(1,702,893)	3,037,575
Effect of foreign currency translation on cash and cash equivalents	(89,298)	141,404	(69,848)	952,807

Cash and cash equivalents–beginning of year	8,529,664	12,243,722	12,111,532	2,841,339
Cash and cash equivalents–end of year	$10,338,791	$6,831,721	$10,338,791	$6,831,721

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Supplementary cash flow information:
Interest received	$3,998	$1,620	$6,802	$66,610
Interest paid	$1,018,530	$744,825	$1,938,954	$1,348,651
Income taxes paid	$649,208	$602,706	$2,489,131	$1,183,478

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	of	Common	Paid-in	Statutory	Retained	Comprehensive	controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total
Balance, January 1, 2009	25,172,640	$25,172	$24,187,019	$5,438,723	$27,503,991	$5 ,178,616	$5,122,021	$67,455,542
Issuance of share based compensation	56,393	57	166,341	-	-	-	-	166,398
Issuance of common stock for cash	5,011,169	5,011	12,002,150	-	-	-	-	12,007,161
Issuance cost of common stock			(1,086,907)	-	-	-	-	(1,086,907)
Net income	-	-	-	-	15,308,974	-	-	15,308,974
Appropriations to statutory reserves	-	-	-	3,456,754	(3,456,754)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(900,862)	-	900,862	-
Foreign currency translation adjustment	-	-	-	-	-	889,953	-	889,953
Balance, December 31, 2009	30,240,202	$30,240	$35,268,603	$8,895,477	$38,455,349	$6,068,569	$6,022,883	$94,741,121

Balance, January 1, 2010	30,240,202	$30,240	$35,268,603	$8,895,477	$38,455,349	$6,068,569	$6,022,883	$94,741,121
Issuance of share based compensation	-	-	454,949	-	-	-	-	454,949
Issuance of common stock for cash	-	-	-	-	-	-	-	-
Issuance cost of common stock	-	-	-	-	-	-	-	-
Net income	-	-	-	-	4,890,358	-	-	4,890,358
Appropriations to statutory reserves	-	-	-	-	-	-	-	-
Allocation to non-controlling interests	-	-	-	-	(350,214)	-	350,214	-
Unrealized gain (loss) on investment	-	-	-	-	-	(489,665)	-	(489,665)
Foreign currency translation adjustment	-	-	-	-	-	419,885	-	419,885
Balance, June 30, 2010	30,240,202	$30,240	$35,723,552	$8,895,477	$42,995,493	$5,998,789	$6,373,097	$100,016,648

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS – JUNE 30, 2010 AND 2009
(Stated in US Dollars)

1.	ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPAL ACTIVITIES

(a)	Organization history of American Lorain Corporation (formerly known as Millennium Quest, Inc.)

American Lorain Corporation (the “Company” or “ALC”) is a Delaware corporation incorporated on February 4, 1986. From inception through May 3, 2007, the Company did not engage in any active business operations other than in search and evaluation of potential business opportunities to become an acquiree (for accounting purposes) in a reverse-merger transaction.

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

On May 3, 2007, the Company entered into a share exchange agreement with ILH whereby the Company consummated its acquisition of ILH by issuance of 697,663 Series B voting convertible preferred shares to the shareholders of ILH in exchange of 5,099,503 ILH shares. Concurrently on May 3, 2007, the Company also entered into a securities purchase agreement with certain investors and Mr. Hisashi Akazawa and Mr. Si Chen (each a “beneficial owner”) whereby the Company issued 319,913 common shares (after effecting a reverse- split of its shares at the rate of 32.84 post-split shares for 10,508,643 pre-split shares) to its shareholders as consideration of the Company’s reverse-merger with Lorain.

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

Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer, ILH. The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented. See also Note 15 Capitalization.

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
NOTES TO FINANCIAL STATEMENTS - JUNE 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The Company maintains its general ledger and journals on the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of the financial statements, which are compiled on the accrual basis of accounting.

The Company reclassified certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the year ended December 31, 2009 in order to be consistent with the presentation provided for the year ended December 31, 2009. There was no impact in earnings for the reclassification.

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

As of June 30, 2010, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
Shandong Lorain Co., Ltd	PRC	80.2	$14,813,618
Luotian Lorain Co., Ltd	PRC	100	$3,720,119
Junan Hongrun Foodstuff Co., Ltd	PRC	100	$28,816,497
Beijing Lorain Co., Ltd	PRC	100	$1,468,731
Dongguan Lorain Co,,Ltd	PRC	100	$146,873
International Lorain Holding Inc.	Cayman Islands	100	$37,285,063

(c)	Use of estimates

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

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - JUNE 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

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

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - JUNE 30, 2010 AND DECEMBER 31, 2009
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

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - JUNE 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

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

Effective January 1, 2008, PRC government implemented a new 25% tax rate across the board for all enterprises (regardless of whether a domestic or foreign enterprise) without any tax holiday; which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 15% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises that have already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

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

Statutory reserves refer to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

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

	6/30/2010	3/31/2010	12/31/2009	6/30/2009	3/31/2009
Year/quarter end RMB : US$ exchange rate	6.8086	6.8361	6.8372	6.8448	6,8456
Average yearly/quarterly RMB : US$ exchange rate	6.8348	6.8360	6.8408	6.8432	6.8466

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - JUNE 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

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

Basic earnings per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the years. During the period ended June 30, 2010 and the year ended December 31, 2009, no dilutive potential ordinary shares were issued.

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

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - JUNE 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

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

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - JUNE 30, 2010 AND DECEMBER 31, 2009
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

4.	TRADE ACCOUNTS RECEIVABLE

	6/30/2010	12/31/2009
Trade accounts receivable	$17,777,966	$23,293,362
Less: Allowance for doubtful accounts	(268,714)	(267,590)
	$17,509,252	$23,025,772

Allowance for bad debt:	6/30/2010	12/31/2009
Beginning balance	$(267,590)	$(127,967)
Additions to allowance	(1,124)	(139,623)
Bad debt written-off	-	-
Ending balance	$(268,714)	$(267,590)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLE

Other receivables consisted of the following as of June 30, 2010 and December 31, 2009:

	6/30/2010	12/31/2009

Advances to employees for purchases of materials	$2,251,521	$4,041,986
Advances to employees for job/travel disbursements	70,972	23,890
Amount due by a non-related enterprise	1,756,542	1,999,671
Other non-related receivables	1,086,000	1,772,128
	$5,165,035	$7,837,675

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

6.	RELATED PARTY RECEIVABLE

Related party receivable consisted of the following as of June 30, 2010 and December 31, 2009:

	6/30/2010	12/31/2009
Chen Si	$127,566	$541,245
Lu Yundong	10,281	32,358
Liu Gang	29,637	29,513
	$167,484	$603,116

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - JUNE 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

Related party receivables represent advances issued to certain members of management for the purchase of raw materials in the normal course of business. The receivable is neither interest-bearing nor collateralized. The receivable had no impact on earnings. The related party will repay the outstanding balances within one operating period.

7.	INVENTORY

Inventories consisted of the following as of June 30, 2010 and December 31, 2009:

	6/30/2010	12/31/2009
Raw materials	$4,052,391	$12,014,402
Finished goods	30,023,369	14,385,715
	$34,075,760	$26,400,117

8.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following as of June 30, 2010 and December 31, 2009:

	6/30/2010	12/31/2009
At Cost:
Buildings	$44,239,264	$29,181,372
Landscaping, plant, and tree	2,770,533	2,758,944
Machinery and equipment	8,273,174	7,783,775
Office equipment	467,381	466,411
Motor vehicles	407,879	357,902
	$56,158,231	$40,548,404
Less: Accumulated depreciation
Buildings	(2,170,968)	(1,811,423)
Machinery and equipment	(3,560,922)	(3,226,015)
Office equipment	(277,573)	(264,039)
Motor vehicles	(210,341)	(230,341)
	(6,219,804)	(5,531,818)

Construction in Progress	699,747	6,263,821
	$50,638,174	$41,280,407

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

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - JUNE 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

9.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of June 30, 2010 and December 31, 2009:

	6/30/2010	12/31/2009
Land use rights, at cost	4,392,628	$4,359,423
Less: Accumulated amortization	(556,937)	(487,876)
	$3,835,691	$3,871,547

Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time. The PRC government owns the land on which the Company’s corporate campus is being constructed.

10.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following as of June 30, 2010 and December 31, 2009:

Remark		6/30/2010	12/31/2009
Loans from Junan County Construction Bank,
• Interest rate at 5.346% per annum due1/18/2010		$-	$212,075
• Interest rate at 5.346% per annum due 1/24/2010		-	144,796
• Interest rate at 5.346% per annum due 1/28/2010		-	153,572
• Interest rate at 5.346% per annum due 3/8/2010		-	153,571
• Interest rate at 5.346% per annum due 3/25/2010		-	153,572
• Interest rate at 5.841% per annum due 3/4/2011		381,870	-
• Interest rate at 5.346% per annum due 1/22/2010		-	394,899
• Interest rate at 5.346% per annum due 1/10/2010		-	394,898
• Interest rate at 5.841% per annum due 1/14/2011		469,994	-
• Interest rate at 5.346% per annum due 1/12/2010		-	475,340
• Interest rate at 5.841% per annum due 12/27/2010	A	719,678	716,667
• Interest rate at 5.346% per annum due 7/28/2010		881,238	-
• Interest rate at 5.346% per annum due 9/1/2010		1,174,985	1,170,073
• Interest rate at 5.346% per annum due 1/7/2010		-	1,462,587

Loan from Junan County Agriculture Bank,
• Interest rate at 7.965% per annum due 8/23/2010	B	1,615,604	1,608,846
• Interest rate at 7.965% per annum due 9/22/2010		1,454,043	1,447,961
• Interest rate at 6.804% per annum due 3/3/2010		-	1,462,587
• Interest rate at 7.965% per annum due 11/22/2010		646,242	643,538
• Interest rate at 6.804% per annum due 3/11/2010		-	2,193,881
• Interest rate at 6.804% per annum due 3/08/2010		-	1,755,104
• Interest rate at 7.965% per annum due 3/17/2010		-	3,363,950

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - JUNE 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

• Interest rate at 6.903% per annum due 3/30/2011		92,530	-
• Interest rate at 6.804% per annum due 8/19/2010		1,762,477	-
• Interest rate at 6.804% per annum due 9/04/2010		1,909,350	-
• Interest rate at 6.804% per annum due 9/10/2010		2,203,096	-

Loan from Junan County Industrial and Commercial Banks,

• Interest rate at 5.346% per annum due1/8/2010		-	438,776
• Interest rate at 5.346% per annum due1/14/2010		-	541,157
• Interest rate at 5.346% per annum due1/25/2010		-	614,287
• Interest rate at 3.240% per annum due 3/15/2010		-	463,640
• Interest rate at 5.062% per annum due 9/20/2010		484,681	-
• Interest rate at 5.346% per annum due 8/06/2010		616,867	-
• Interest rate at 4.860% per annum due 9/16/2010	C	690,303	-
• Interest rate at 4.860% per annum due 10/12/2010	C	866,551	-
• Interest rate at 4.860% per annum due 12/10/2010	C	1,013,424	-
• Interest rate at 3.718% per annum due 8/25/2010		1,204,359	-
• Interest rate at 3.590% per annum due 7/28/2010		1,248,421	-
• Interest rate at 5.346% per annum due 7/19/2010		1,321,858	-

Loan from Junan County Agricultural Financial Institution,

• Interest rate at 10.939% per annum due 1/22/2010		-	1,170,070
• Interest rate at 7.222% per annum due 3/1/2011	D	1,028,112	-
• Interest rate at 10.939% per annum due 2/07/2011		1,174,985	-

Loan from Linyi Commercial Bank,
• Interest rate at 9.293% per annum due 1/19/2010		-	658,164
• Interest rate at 11.151% per annum due 1/21/2011		660,929	-
• Interest rate at 8.496% per annum due 12/21/2010		690,303	687,416
• Interest rate at 11.340% per annum due 12/16/2010	E	1,468,731	1,462,587
	E
• Interest rate at 11.340% per annum due 12/14/2010		1,468,731	1,462,587

China Minsheng Banking Corporation, Linyi Branch,
• Interest rates at 6.372% per annum due 6/09/2011		2,937,461	-

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - JUNE 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

Loan from Beijing Miyun County Shilipu Rural Financial Institution,
• Interest rates at 7.434% per annum due 1/20/2010		-	1,462,587
• Interest rates at 6.903% per annum due 9/30/2010		2,790,588	2,778,915

Loan from China Merchants Bank, Beijing,
• Interest rate at 5.310% per annum on demand		-	731,294

Loan from China Agricultural Bank, Luotian Branch
• Interest rate at 6.372% per annum due 8/25/2010		1,468,731	1,901,363

Bank of Beijing,
• Interest rate at 6.903% per annum due 7/29/2010		293,746	292,517

East West Bank (Formerly United Commercial Bank), China Branch,
• Interest rate at 5.494% per annum due 1/14/2011	F	953,985	1,050,137

HSBC Miyun Branch,
• Interest rate at 6.804% per annum due 4/08/2010			292,517
• Interest rate at 7.430% per annum due 10/08/2010		293,746	-
• Interest rate at 5.840% per annum due 6/09/2011		293,746	-

Shenzhen Development Bank,
• Interest rate at 5.576% per annum due 12/29/2010		1,468,731	1,462,587

Luotian Agricultural Development Bank,
• Interest rate at 0.670% per month due 12/11/2010		-	109,694

		$37,750,096	$35,488,212

The short-term loans, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital.

Remark:
A: A parcel of 19,840 square meters land use right was used as collateral for this loan.
B: A building and land use right worthy of a total of $1,615,604 was used as collateral for this loan.
C: Account receivable and sales contract of $558,265 was used as collateral for these three loans.
D: A parcel of Land of Shandong Green Garden Food Company was used as collateral for this loan.
E: Machinery of $590,870 was used as collateral for these two loans.
F: A parcel of 19,507 square meters land use right, owned by Sishui Xinlu, was used as collateral for this loan.

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - JUNE 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

11.	TAXES PAYABLE

Taxes payable consisted of the following as of June 30, 2010 and December 31, 2009:

	6/30/2010	12/31/2009
Value added tax payable	$265,724	$328,608
Corporate income tax payable	860,777	1,842,751
Employee payroll tax withholding	10,614	3,449
Property tax payable	12,028	12,279
Stamp tax payable	67	359
Sales tax payable	110	-
Land use tax payable	41,434	41,260
Import tariffs	6,663	6,635
	$1,197,417	$2,235,341

12.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of June 30, 2010 and December 31, 2009:

	6/30/2010	12/31/2009
Accrued salaries and wages	$170,991	$500,390
Accrued utility expenses	179,098	263,492
Accrued interest expenses	96,323	9,264
Accrued transportation expenses	280,563	344,841
Other accruals	2,334,908	184,860
Business and other taxes	1,188,024	2,344,746
Purchase disbursement payable	271,735	2,750,547
Accrued staff welfare	50,260	24,352

	$4,571,902	$6,422,492

13.	LONG-TERM DEBT

Long-term debt current portion consisted of the following as of June 30, 2010 and December 31, 2009:

	6/30/2010	12/31/2009
Loans from Luotian Agricultural Development Bank
• Interest rate at 0.670% per annum due 12/11/2010	$110,154	$-
• Interest rate at 2.100% per annum due 12/11/2010	12,852	-
• Interest rate at 2.100% per annum due 12/11/2011		-

Loans from East West Bank (Formerly United Commercial Bank), China Branch
• Interest rate at 5.494% per annum due 1/14/2010	-	-
• Interest rate at 5.494% per annum due 7/29/2010	186,904	-

	$309,910	$-

Long-term debt non-current portion consisted of the following as of June 30, 2010 and December 31, 2009:

	6/30/2010	12/31/2009
Loans from Luotian Agricultural Development Bank

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - JUNE 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

• Interest rate at 2.100% per annum due 12/11/2011	$12,851	$25,595

Loans from East West Bank (Formerly United Commercial Bank), China Branch
• Interest rate at 5.494% per annum due 1/14/2010	-	269,278
	$12,851	$294,873

14.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the 19.8% equity of Shandong Green Foodstuff Co., Ltd. held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

15.	CAPITALIZATION

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged through December 31, 2007. During the course of 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207 shares; 110,752 of which shares were used for the exercise price of the warrants and were cancelled under the “cashless exercise” feature of the warrants. Ultimately, 249,455 of new shares were issued to those who exercised their warrant. The Company also made an adjustment to it outstanding share count for rounding errors as result of the split and reverse splits made at the time of the reverse merger. The number of shares in the adjustment was an addition of seven shares. The Company believes the adjustment of seven shares is immaterial to both prior and current earnings per share calculation. As detailed in the table below, the total number of outstanding shares at December 31, 2008 was 25,172,640.

During 2009, the Company issued 56,393 shares of stock to its employees and vendors and 5,011,169 shares to investors. The Company issued 1,334,573 stock options to employees on July 28, 2009. 1,753,909 shares of Series A warrants and 501,115 shares of Series B warrants were issued to investors on October 28, 2009. The total number of shares issued and outstanding is 30,240,202 at June 30, 2010.

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
Common stock at 6/30/2010		30,240,202	30,240,202

Warrants and options	Number of warrants or options	Issuance date	Expiration date
Issued to PIPE investors – first round financing	1,037,858	5/3/2007	5/2/2010
Issued to placement agent – first round financing	489,330	5/3/2007	5/2/2010
Employee stock options	1,334,573	7/28/2009	7/27/2014
PIPE investors second round financing - Series A	1,753,909	10/28/2009	4/28/2015
PIPE investors second round financing - Series B	501,115	10/28/2009	10/28/2012
Total warrants	5,116,785

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - JUNE 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

16.	INCOME TAXES

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the six months ended June 30, 2010 and 2009.

	2010	2009
Income attributed to PRC	$6,920,315	$5,171,101
Loss attributed to US*	(500,361)	(125,725)
Income before tax	6,419,954	5,045,376

PRC Statutory Tax at 25% Rate	1,604,989	1,261,344
Effect of tax exemption granted	(75,393)	(77,866)
Income tax	$1,529,596	$1,183,478

Per Share Effect of Tax Exemption

	2010	2009
Effect of tax exemption granted	$(75,393)	$(77,866)
Weighted-Average Shares Outstanding Basic	26,075,413	25,177,640
Per share effect	$(0.003)	$(0.003)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the six months ended June 30, 2010 and 2009:

	2010	2009
U.S. federal statutory income tax rate	$35.00%	$35.00%
Lower rates in PRC, net	-10.00%	-10.00%
Tax holiday for foreign investments	-1.17%	-1.54%
The Company’s effective tax rate	$23.83%	$23.46%

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

The Company’s has detailed the tax rates for its subsidiaries for 2010 and 2009 in the following table.

Income Tax Rate	2010	2009
International Lorain	0%	0%
Junan Hongran	25%	25%
Luotian Lorain	15%	15%
Beijing Lorain	15%	15%
Shangdong Lorain	25%	25%
Dongguan Lorain	25%	25%

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - JUNE 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

17.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of June 30, 2010 and 2009:

Category	2010	2009
Chestnut	$27,828,801	$26,546,873
Convenience food	17,359,167	7,347,253
FCB food	8,590,562	11,272,335
Total	$53,778,530	$45,166,461

Revenue by geography consisted of the following as of June 30, 2010 and 2009:

Country	2010	2009
Belgium	$445,969	$635,579
Canada	71,599	-
China	43,646,930	37,731,405
France	135,987	250,885
Germany	158,599	-
Holland	89,710	142,370
Hong Kong	65,838	95,424
Japan	4,227,008	2,424,172
Malaysia	740,106	246,747
Saudi Arabia	-	993,246
Singapore	256,664	328,319
South Korea	2,435,059	1,631,680
Spain	101,233	154,639
Taiwan	264,210	117,827
United Kingdom	773,566	158,644
United States of America	152,059	178,543
Kuwait	-	76,981
Other	213,993	-
Total	$53,778,530	$45,166,461

18.	SHARE BASED COMPENSATION

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

During the period ended June 30, 2010, the Company recorded a total of $454,949 stock option and its related general and administrative expenses.

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - JUNE 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $4.99	1,334,573 shares
$5.00 - $9.99	0 shares
$10.00 - $14.99	0 shares

No tax benefit has yet to be accrued or realized. For the period ended June 30, 2010 the Company has yet to repatriate its earnings, accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes Model to value the warrants granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

Weighted-average fair value of grants:	$1.6559
Risk-free interest rate:	1.79%
Expected volatility:	5.34%
Expected life in months:	48.00

19.	LEASE COMMITMENTS

The Company has entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at June 30, 2010 are shown in the following table:

From	To	USD
7/1/2010	12/31/2010	$42,130
1/1/2011	12/31/2011	84,259
1/1/2012	12/31/2012	84,259
1/1/2013	12/31/2013	87,536
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$725,565

The outstanding lease commitment as of June 30, 2010 is $725,565.

The minimum future lease payments for this property at December 31, 2009 are shown in the following table:

From	To	USD
1/1/2010	12/31/2010	$84,245
1/1/2011	12/31/2011	84,245
1/1/2012	12/31/2012	84,245
1/1/2013	12/31/2013	87,521
1/1/2014	12/31/2014	92,670
1/1/2015	12/31/2015	92,670
1/1/2016	12/31/2016	92,670
1/1/2017	12/31/2017	92,670
1/1/2018	8/9/2018	56,631
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

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We believe that we are the largest processed chestnut foods manufacturer in China. We have developed brand recognition for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced over 50 high value-added processed chestnut products in the second quarter of 2010. We derive most of our revenues from sales in China, Japan and South Korea. Our primary strategy for 2010 is to expand our brand recognition in the Chinese market for our convenience foods products. We are also working to expand our brand recognition in China for our Chestnut products and frozen products. In addition, we are seeking distribution partners and local vendors to expand our marketing efforts in Asia, North America, Europe and the Middle East. We currently have immaterial sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Sales in the first two quarters of 2010 benefited from exports to Korea and Japan and indicated that American Lorain’s key export markets in northeast Asia improved after a soft year in 2009. In the coming quarters, American Lorain sees higher demand for its traditional chestnut product line along with additional sales revenues being generated by frozen chestnut summer promotions in Beijing and Chongqing. On May 3, 2010, American Lorain detailed a summer promotion of frozen chestnuts for sales at Lorain®-branded counters which is expected to contribute additional revenues in 2010. The summer promotion has been well received by retailers in China as well as in other Asian markets. American Lorain plans to increase the number of its branded chestnut counters at retail points to around 2,000 from the current approximately 250 by the end of 2010 in these markets to support summer and winter sales of its chestnut products.

Frozen foods sold primarily to select export markets in Europe and wholesale customers like Yums! Foods in China contributed approximately 16.0% in revenues for the first two quarters compared to 25.0% in the first two quarters of 2009. Among the three business segments American Lorain operates, frozen foods have the lowest average gross margin of 16%-18%. Chestnut products and convenience food products have an average gross margin of 25%-28% and 22%-24% respectively. American Lorain has been focusing more resources on the development and sales of higher margin chestnut and convenience food products. Although we plan to continue servicing our frozen food customers for the foreseeable future in order to retain customer relationships we expect that revenue contribution from the frozen foods category as a percentage of total revenue will decline in future. Currently, American Lorain uses mostly outsourced, third party manufacturing facilities for its frozen foods and maintains limited production exposure and contractual obligations in this segment.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the first two quarters of 2010, the cost of our raw materials increased from $32.4 million to $38.0 million, as compared to the first two quarters of 2009, for an increase of approximately 17.3% . During the second quarter of 2010, the cost of our raw materials increased from $17.9 million to $20.8 million, as compared to the second quarter of 2009, for an increase of approximately 16.2% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

We spent approximately $10 million in the second quarter to complete the new frozen storage, new bean production lines as well as the new multi-purpose convenience food production lines in our Shandong and Dongguan facilities. We fund the investment from cash generated from operations. We expect that the new facilities will provide the additional capacity we need to meet the growing convenience food business. We will, however, continue to implement our strategy on production line and storage space lease when external capacity and frozen storage space is needed to support the growing business from time to time. We currently do not anticipate any difficulty in leasing external production lines and storage spaces. However, we cannot guarantee such availability for the future.

On June 28, 2010, we signed a Letter of Intent to acquire 100% ownership of Shandong Greenpia Foodstuff Co., Ltd., a manufacturer of retail-packaged, Korean-style kimchi cold dishes. The acquisition included cash and stock offer of $2.1 million in cash and 731,707 shares of American Lorain common stock, respectively. With the acquisition we will add a total of two kimchi-style cold dish production lines with annual capacity of 3,500 metric tons. We expect to obtain governmental approval on the acquisition and complete the transaction on or before September 30.

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

Uncertainties that Affect our Financial Condition

We spend a significant amount of cash on our operations, principally to procure raw materials for our products. Many of our suppliers, including chestnut, vegetable and fruit farmers, and suppliers of packaging materials, require us to prepay for their supplies in cash or pay on the same day that such supplies are delivered to us. However, some of the suppliers with whom we have a long-standing business relationship allow us to pay on credit. In the first two quarters of 2010, we paid for approximately 16.0% of our raw materials on credit. In the second quarter of 2010, we paid for approximately 13.8% of our raw materials on credit. We fund the majority of our working capital requirements out of cash flow generated from operations. If we fail to generate sufficient sales, or if our suppliers stop offering us credit terms, we may not have sufficient liquidity to fund our operating costs and our business could be adversely affected.

We also fund approximately 62.7% of our working capital requirements from the proceeds of short-term loans from Chinese banks. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our loan balance from short-term bank loans as of June 30, 2010 was approximately $37.7 million. The term of almost all such loans is one year or less. Historically, our lenders have permitted us to roll over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity, and our lenders may not permit us to roll over the loans in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency.

We anticipate that our existing capital resources and cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements for the next 12 months. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include obtaining alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are extremely difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing. However, we successfully consummated a private placement financing of approximately $12.0 million through the sale of common stock and warrants to several accredited investors on November 3, 2009, the proceeds of which are being used to support a planned nationwide commercial campaign to promote our convenience food products in the Chinese market and to increase brand awareness for our Ready-to-Cook foods, Ready-to-Eat foods, and Meals Ready-to-Eat, as well as our chestnut products.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table summarizes the results of our operations during the three-month periods ended June 30, 2010 and June 30, 2009, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2010.

(All amounts, other than percentages, stated in U.S. dollar)

	Three months ended
	June 30,		Dollar($)	Percentage (%)
	2010	2009	Increase	Increase
	(In US Dollar)	(In US Dollar)	(Decrease)	(Decrease)
Net revenues	29,218,314	23,965,924	5,252,390	21.9%
Cost of revenues	(22,499,645)	(18,675,167)	(3,824,478)	20.5%
Gross profit	6,718,669	5,290,757	1,427,912	27.0%
Operating expenses
Selling and marketing expenses	(1,194,996)	(1,220,317)	25,321	-2.1%
General and administrative expenses	(932,210)	(914,892)	(17,318)	1.9%

Operating Income	4,591,463	3,155,548	1,435,915	45.5%

Government subsidy income	196,003	97,663	98,340	100.7%
Interest and other income	9,490	127,279	(117,789)	-92.5%
Other expenses	(44,714)	(69,286)	24,572	-35.5%
Interest expense	(1,023,129)	(744,825)	(278,304)	37.4%

Earnings before tax	3,729,113	2,566,379	1,162,734	45.3%

Income tax	(857,604)	(602,706)	(254,898)	42.3%

Income before minority interests	2,871,509	1,963,673	907,836	46.2%

Minority interests	(191,896)	(108,046)	(83,850)	77.6%
Net income	2,679,613	1,855,627	823,986	44.4%

Revenue

Net Revenues. Our net revenue for the three months ended June 30, 2010 amounted to $29.2 million, which represents an increase of approximately $5.3 million, or 21.9%, from the three-month period ended on June 30, 2009, in which our net revenue was $23.97 million. The increased revenues were attributable to increased revenues from sales of our chestnut and convenience food products as a result of 7.3% and 62.6% (or $1.0 million and $4.0 million) increase in sales respectively of such products; due to our effective marketing efforts and well established domestic and international distribution network. Frozen foods sold primarily to select export markets in Europe and wholesale customers like Yums! Foods in China contributed approximately 14.0% in revenues for the quarter compared to 15.8% in the second quarter of 2009.

Cost of Revenues. During the three months ended June 30, 2010, we experienced an increase in cost of revenue, which consists of raw materials, direct labor and manufacturing overhead expenses, of $3.8 million, in comparison to the three months ended June 30, 2009, from approximately $18.7 million to $22.5 million, reflecting an increase of approximately 20.5% . Approximately 76.3%, or $2.9 million, of this increase was attributable to an increase in raw material costs, which increased from $17.9 million during the three months ended June 30, 2009 to $20.8 million, or approximately 16.2%, during the three months ended June 30, 2010.

The factors that contributed to the remaining 23.7% increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $1.4 million, or 27.0%, to $6.7 million for the three months ended June 30, 2010 from $5.3 million for the same period in 2009 as a result of higher revenues, offset by higher costs of revenues, for the reasons indicated immediately above. Our gross margins increased from 22.1% to 23.0% because our product mix in the period ended June 30, 2010 consisted of more higher margin chestnuts and convenience foods, and fewer lower margin frozen foods, as compared to the period ended June 30, 2009. Gross profit margins by product segment for the three months ended June 30, 2010 are; 25-28% for chestnuts, 22-24% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased approximately $0.025 million, or 2.1%, to $1.19 million in the second quarter of 2010 from $1.22 million in the second quarter of 2009. The following table reflects the main factors that contributed to this decrease as well as the dollar amount that each factor contributed to this decrease. The decreases listed in the table below were partially offset by increases in dollar amount of other selling and marketing expenses, including advertising, supermarket fees, customer lodging, phone, postage and courier charges, toll road expense, warehousing costs and expenses for professional movers.

(in U.S. dollars)	Decrease in Costs in the Three Months Ended June 30, 2010 over the Three Months Ended 30-June-09
Wage (Sales)	(40,288)
Transportation	(28,492)
Inspection Fees	(6,016)

Selling and marketing expenses stayed flat as we gradually rolled out our marketing activities and controlled our cost very carefully while expanding our distribution channels in China. We might, however, increase our selling and marketing expenses in the second half of 2010 as we continue to build up our brand recognition in the China market for our chestnut and convenience food products.

General and Administrative Expenses. We experienced an increase in general and administrative expense of approximately $0.017 million from approximately $0.91 million to approximately $0.93 million for the three months ended June 30, 2010, compared to the same period in 2009. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

Factor	Dollar Increase
(in U.S. dollars)
Staff Welfare	72,798
Travel Expenses	21,140
Rental	35,139
Stamp Duty	12,120

The increases listed in the table above were partially offset by decreases in dollar amount of other factors, including office expenses, consulting fees and waste water treatment expenses.

Interest Expenses. We experienced an increase in interest expenses of approximately $0.28 million from approximately $0.74 million to $1.02 million for the three months ended June 30, 2010, compared to the same period in 2009. The increase was mainly due to the increase in outstanding balance of our bank loans, which was $37.8 million at the end of June 30, 2010, compared to $32.0 million at the end of June 30, 2009.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $1.2 million, or 45.3%, to $3.7 million for the three months ended June 30, 2010 from $2.6 million for the same period of 2009. The increase was mainly attributable to the increase of our sales revenue as described above in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Income Taxes

Income taxes increased $0.25 million, or 42.3%, to $0.86 million in the second quarter of 2010, as compared to $0.60 million in the second quarter of 2009. This increase was attributable to the higher earnings before tax and higher income tax rate in 2010 as compared to 2009.

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises, without any tax holiday. However, the PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008 to continue utilizing such tax holidays until they are fully utilized.

The income tax rates applicable to our Chinese operating subsidiaries in 2009 and 2010 are depicted in the following table:

	2009	2010
Junan Hongrun	25%	25%
Luotian Lorain	15%	15%
Beijing Lorain	15%	15%
Shandong Lorain	25%	25%

Net Income

Net income increased $0.82 million, or 44.4%, to $2.68 million for the three months ended June 30, 2010 from $1.86 million for the same period of 2009. The increase was attributable to increased sales revenue and was partially offset by increased cost of goods sold, general and administrative expenses, interest expense and higher income tax in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table summarizes the results of our operations during the six-month periods ended June 30, 2010 and June 30, 2009, respectively and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2010.

	Six months ended
	June 30,		Dollar($)	Percentage (% )
	2010	2009	Increase	Increase
	(In US Dollar)	(In US Dollar)	(Decrease)	(Decrease)
Net revenues	53,778,530	45,166,461	8,612,069	19.1%
Cost of revenues	(41,335,771)	(34,713,370)	(6,622,401)	19.1%
Gross profit	12,442,759	10,453,091	1,989,668	19.0%
Operating expenses
Selling and marketing expenses	(2,567,348)	(2,391,164)	(176,184)	7.4%
General and administrative expenses	(1,948,662)	(1,891,197)	(57,465)	3.0%

Operating Income	7,926,749	6,170,730	1,756,019	28.5%

Government subsidy income	377,424	196,252	181,172	92.3%
Interest and other income	131,571	208,648	(77,077)	-36.9%
Other expenses	(72,237)	(181,603)	109,366	-60.2%
Interest expense	(1,943,553)	(1,348,651)	(594,902)	44.1%

Earnings before tax	6,419,954	5,045,376	1,374,578	27.2%

Income tax	(1,529,596)	(1,183,478)	(346,118)	29.2%

Income before minority interests	4,890,358	3,861,898	1,028,460	26.6%

Minority interests	(350,214)	(250,194)	(100,020)	40.0%
Net income	4,540,144	3,611,704	928,440	25.7%

Revenue

Net Revenues. Our net revenue for the six months ended June 30, 2010 amounted to $53.8 million, which is approximately $8.6 million or 19.1% more than that of the same period ended on June 30, 2009 where we had revenue of $45.2 million. During the six months ended June 30, 2010, revenues from sales of chestnut products increased by $1.3 million, or 4.8%, and revenues from sales of convenience food products increased by $10.0 million, or 136.3%, and sales of frozen, canned and bulk food products decreased $2.7 million, or 23.8%, compared to the same period in 2009. The increased revenues were attributable to the success of the Company's marketing strategies, operational enhancements and expansion of sales markets, primarily in China. In addition, through third party agents that we contracted with, our products were sold to a total of approximately 5,200 supermarkets in China as of June 30, 2010.

Cost of Revenues. Our cost of revenues, which consists of raw materials, direct labor and manufacturing overhead expenses, was $41.3 million for the six month period ended June 30, 2010, an increase of $6.6 million or 19.1%, as compared to $34.7 million for the six month period ended June 30, 2009. The cost of revenues sold increased because the sales in the first six months of 2010 increased as compared to the same period ended June 30, 2009. Approximately 84.8%, or $5.6 million, of this increase was attributable to an increase in raw material costs, which increased from $32.4 million during the six months ended June 30, 2009 to $38.0 million, or approximately 17.3%, during the six months ended June 30, 2010.

The factors that contributed to the remaining 15.2% increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $1.99 million, or 19.0% to $12.4 million for the six months ended June 30, 2010 from $10.5 million for the same period in 2009. This increase was attributable to increased sales revenue.

Operating Expenses

Selling and Marketing Expenses. Selling and marketing expenses increased $0.18 million, or 7.4% to $2.6 million for the six months ended June 30, 2010 from $2.4 million for the same period in 2009. This increase mainly resulted from increased efforts to market our products in our domestic market.

General and Administrative Expenses. General and administrative expenses increased $0.06 million, or 3.0% to $1.95 million for the six months ended June 30, 2010 from $1.90 million for the same period of 2009. The increase of general and administrative expenses was primarily attributable to increased transportation costs relative to our expanded business, the increased compensation for managerial personnel and expansion of our distribution channels.

Interest Expenses. We experienced an increase in interest expenses of approximately $0.59 million from approximately $1.35 million to $1.94 million for the six months ended June 30, 2010, compared to the same period in 2009. The increase was mainly due to the increase in outstanding balance of our bank loans, which was $37.8 million at the end of June 30, 2010, compared to $32.0 million at the end of June 30, 2009.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $1.4 million or 27.2% to $6.4 million for the six months ended June 30, 2010 from $5.0 million for the same period of 2009. The increase was primarily a result of the higher revenue during the six month period ended on June 30, 2010 as compared to 2009.

Income Taxes

Income taxes increased $0.35 million or 29.2% to $1.5 million for the six months ended June 30, 2010 from $1.2 million for the same period of 2009. The increase of tax paid was primarily a result of the increase of income in the first six months ended June 30, 2010, as compared to the same period in 2009.

Net Income

Net income increased $0.9 million, or 25.7% to $4.5 million for the six months ended June 30, 2010 from $3.6 million for the same period of 2009. The increase was primarily a result of increased revenue, offset by higher interest expense, cost of revenues, selling and marketing and general administrative expenses.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents (including restricted cash) of $11.1 million. Our cash and cash equivalents decreased by approximately $2.3 million from December 31, 2009, due to cash spent on our inventories. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by (used in) operating activities	5,506	(10,263)
Net cash provided by (used in) investing activities	(9,498)	(647)
Net cash provided by (used in) financing activities	2,290	13,947
Net cash flow (outflow)	(1,703)	3,308

Operating Activities

Net cash provided by operating activities was $5.5 million for the six months period ended June 30, 2010 and net cash used by operating activities in the first two quarters of 2009 was approximately $10.3 million. The increase of approximately $15.8 million in net cash flows provided by operating activities in the first half of fiscal 2010 was primarily a result of additional decrease in receivables of approximately $13.5 million and less decrease in payables of approximately $6.7 million, which was partially offset by additional increase in inventories of approximately $5.6 million as compared to the same period in 2009.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash used in investing activities for the six months period ended June 30, 2010 was $9.5 million, which is an increase of $8.9 million from net cash used in investing activities of $0.647 million for the same period of 2009. The increase was primarily due to increase in payment for purchase of equipment and plant in 2010.

Financing Activities

Net cash provided by financing activities for the six months period ended June 30, 2010 was $2.3 million, which is a decrease of $11.7 million from $13.947 million net cash provided by financing activities during the same period in 2009. The decrease of the net cash provided by financing activities was primarily a result of decreased short term bank borrowing in 2010, attributable to repayment of bank loans.

Loan Facilities

As of June 30, 2010, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $37.8 million as of June 30, 2010, compared with $35.5 million as of December 31, 2009. We believe that our currently available working capital, after receiving the aggregate proceeds of the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

On May 31, 2010, Junan Hongrun Foodstuff Co. Ltd. (the “Subsidiary”), a wholly-owned subsidiary of American Lorain Corporation, entered into a Loan Agreement (the “Agreement”) with DEG-Deutsche Investitions-Und Entwicklungsgesellschaft MBH (the “Lender”).

Pursuant to the Agreement, the Subsidiary may borrow from the Lender, in the Lender’s sole discretion, up to $15,000,000 by means of a long-term loan. The Subsidiary intends to use the borrowed funds, if any, in order to expand its production facilities in Hongrun, China. The loan is secured by the Subsidiary’s assets.

Subject to certain exceptions, the interest rate for any loans made pursuant to the Agreement shall be at (a) the six month LIBOR rate plus 3.75% for the first disbursement; (b) LIBOR rate determined at the beginning of the respective Interest Period for all subsequent disbursements; or (c) on the Interest Conversion Date, the interest rate shall be converted into a fixed rate of 3.75% per annum plus the DEG Base Rate (currently 2.04% at August 10, 2010) prevailing two banking days prior to the Interest Conversion Date. The loan is secured by the assets of the Company.

All outstanding balances under the loan shall be due no later than March 15, 2016. If an Event of Default occurs, the Lender is entitled to cancel the total outstanding commitment of the Loan, demand immediate repayment of the loan or any part thereof together with accrued interest and other sums due under the Agreement and may terminate the Agreement promptly. A copy of the Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Obligations under Material Contracts

We do not have any material contractual obligations as of June 30, 2010.

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

As of June 30, 2010, the details pertaining to our subsidiaries were as follows:

	Place of	Attributable Equity	Registered
Name of Company	Incorporation	Interest %	Capital
Shandong Lorain Co., Ltd	PRC	80.2	$14,813,618
Luotian Lorain Co., Ltd	PRC	100	$3,720,119
Junan Hongrun Foodstuff Co., Ltd	PRC	100	$28,816,497
Beijing Lorain Co., Ltd	PRC	100	$1,468,731
Dongguan Lorain Co,,Ltd	PRC	100	$146,873
International Lorain Holding Inc.	Cayman Islands	100	$37,285,063

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

During the fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

Not applicable

ITEM 5. OTHER INFORMATION

In the second quarter of 2010, American Lorain’s subsidiary Junan Hongrun Foodstuff Co., Ltd. signed a loan agreement with a German development bank, Deutsche Investitions-und Entwicklungsgesellschaft MBH ("DEG"), under which Junan Hongrun can borrow up to $15 million in the lender’s sole discretion. The loan is a six-year term loan with an interest rate of US dollar six-month LIBOR plus 3.75% . It is collateralized by the subsidiary’s assets. Borrowing of the funds is expected to commence during second half of 2010, upon Junan Hongrun’s fulfillment of the conditions precedent as set in the loan agreement.

ITEM 6. EXHIBITS

Exhibit	Description
No.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Loan Agreement , dated May 31, 2010, between Junan Hongrun Foodstuff Co. Ltd. and DEG-Deutsche Investitions-Und Entwicklungsgesellschaft MBH

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2010

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer

/s/ Yilun Jin
Yilun Jin
Chief Financial Officer