Form 10-Q
period 2010-09-30
American Lorain CORP
filed 2010-11-15
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Yes [    ]                 No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of September 30, 2010 was 34,419,709.

PART I
FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS AND ACCOUNTANT’S REPORT

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	3
CONSOLIDATED BALANCE SHEETS	4 – 5
CONSOLIDATED STATEMENTS OF INCOME	6
CONSOLIDATED STATEMENTS OF CASH FLOWS	7 – 8
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY	9
NOTES TO FINANCIAL STATEMENTS	10 – 30

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:     The Board of Directors and Stockholders of American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (the “Company”) as of September 30, 2010 and December 31, 2009, and the related statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2010 and 2009. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
October 29, 2010	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

		At September 30,	At December 31,
ASSETS	Note	2010	2009
Current assets
Cash and cash equivalents		$11,885,550	$12,111,532
Restricted cash	3	845,233	1,299,889
Short-term investment		9,336,710	7,320,248
Trade accounts receivable	4	25,927,949	23,025,772
Other receivables	5	3,729,677	4,398,805
Inventory	6	35,766,659	26,400,117
Advance to suppliers		26,216,051	20,980,858
Prepaid expenses and taxes		470,914	905,266
Deferred tax asset		200,879	199,867
Total current assets		$114,379,622	$96,642,354

Property, plant and equipment, net	7	54,867,192	41,280,407
Land use rights, net	8	4,848,427	3,871,547
Deposit		16,469	16,088
TOTAL ASSETS		$174,111,710	$141,810,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$46,810,749	$35,488,212
Long-term debt – current portion	13	230,794	-
Notes payable	10	716,621	-
Accounts Payable		2,630,930	2,614,515
Taxes payable	11	1,831,117	2,235,341
Accrued liabilities and other payables	12	2,058,517	6,422,492
Deferred tax liabilities		2,947	-
Customers deposits		1,456,230	13,842
Total current liabilities		$55,737,905	$46,774,402

Long term liabilities
Long term bank loans	13	13,063	294,873

TOTAL LIABILITIES		$55,750,968	$47,069,275

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)

		At September 30,	At December 31,
	Note	2010	2009
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2010 and December 31, 2009		-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 34,419,709 and 30,240,202 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	14	34,420	30,240
Additional paid-in capital	14	52,155,306	35,268,603
Statutory reserves	2 (s)	9,926,320	8,895,477
Retained earnings		41,887,949	38,455,349
Accumulated other comprehensive income		6,681,151	6,068,569
Non-controlling interests	15	7,675,596	6,022,883

TOTAL STOCKHOLDER’S EQUITY		$118,360,742	$94,741,121

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY		$174,111,710	$141,810,396

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

		Three months ended September 30,		Nine months ended September 30,
	Note	2010	2009	2010	2009

Net revenues	2 (u),16	$48,073,224	$38,674,651	$101,851,754	$83,841,112
Cost of revenues		(37,293,496)	(29,566,601)	(78,629,267)	(64,279,971)
Gross profit		$10,779,728	$9,108,050	$23,222,487	$19,561,141

Operating expenses
Selling and marketing expenses		(2,072,152)	(1,165,107)	(4,639,500)	(3,556,271)
General and administrative expenses		(1,643,967)	(906,847)	(3,592,629)	(2,798,044)

Operating income		$7,063,609	$7,036,096	$14,990,358	$13,206,826

Government subsidy income		321,537	43,864	698,961	240,118
Interest and other income	1 (b)	628,008	24,196	759,579	232,844
Other expenses		(16,269)	(52,694)	(88,506)	(234,298)
Interest expense		(1,127,993)	(857,089)	(3,071,546)	(2,205,740)

Earnings before tax		$6,868,892	$6,194,373	$13,288,846	$11,239,750

Income tax	2 (r),17	(1,476,363)	(1,396,694)	(3,005,959)	(2,580,172)

Net income		$5,392,529	$4,797,679	$10,282,887	$8,659,578

Net income attributable to:
-Common stockholders		$5,084,475	$4,497,364	$9,624,619	$8,109,069
-Non-controlling interest		308,054	300,315	658,268	550,509
		$5,392,529	$4,797,679	$10,282,887	$8,659,578

Earnings per share	2 (v)
- Basic		$0.16	$0.18	$0.32	$0.32
- Diluted		$0.16	$0.18	$0.31	$0.32

Weighted average shares outstanding
- Basic		31,083,710	25,177,640	30,525,487	25,177,640
- Diluted		31,679,871	25,200,136	31,221,758	25,717,588

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Cash flows from operating activities
Net income	$5,392,529	$4,797,679	$10,282,887	$8,659,578
Stock and share based compensation	195,868	80,484	650,817	86,636
Depreciation	554,385	276,694	1,242,370	942,173
Amortization	40,053	22,217	109,114	158,209
Gain on acquisition of Shandong Greenpia	(479,332)	-	(479,332)	-
Change in assets and liabilities net of effects from acquisition of Shandong Greenpia:
(Increase)/decrease in accounts & other receivables	(12,081,954)	1,776,531	(3,787,024)	7,583,260
(Increase)/decrease in inventories	(979,407)	(8,751,246)	(8,655,050)	(10,778,999)
Decrease/(increase) in prepayment	(5,152,378)	-	(4,418,283)	-
Increase/(decrease) in accounts and other payables	(2,425,974)	(961,609)	(4,376,091)	(22,389,528)
Net cash (used in)/provided by operating activities	(14,936,210)	(2,759,250)	(9,430,592)	(15,738,671)

Cash flows from investing activities
Shandong Greenpia acquisition net of cash acquired	(1,929,773)	-	(1,929,773)	-
Sales (investment) in short term investment fund	(183,966)	58,384	(161,739)	61,151
(Increase)/decrease in restricted cash	(103,792)	(14,642)	454,656	2,707,991
Payment of land use rights	(72,466)	(4,590)	(105,671)	(125,600)
Payments for purchase of equipment & plant	(1,295,379)	(881,610)	(11,341,132)	(1,408,140)
Decrease (increase) in deposit	-	-	-	(2,045)
Net cash used in investing activities	(3,585,376)	(842,458)	(13,083,659)	1,233,357

Cash flows from financing activities
Proceeds from bank borrowings	41,717,825	2,465,431	64,869,426	20,000,733
Repayment of bank loans	(32,736,075)	-	(53,597,904)	-
Proceeds from issuance of notes	716,621	-	716,621	-
Repayment of notes	-	(1,614,364)	-	(5,208,485)
Issuance of common stock	8,693,478	-	8,693,478	-
Net cash provided by/(used in) financing activities	$18,391,849	$851,067	$20,681,621	$14,792,248

Net Increase/(decrease) of Cash and Cash Equivalents	(129,737)	(2,750,641)	(1,832,630)	286,934

Effect of foreign currency translation on cash and cash equivalents	1,676,496	80,722	1,606,648	1,033,529

Cash and cash equivalents–beginning of year	10,338,791	6,831,721	12,111,532	2,841,339

Cash and cash equivalents–end of year	$11,885,550	$4,161,802	$11,885,550	$4,161,802

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)

Supplementary cash flow information:
Interest received	5,096	3,892	11,898	70,502
Interest paid	991,634	857,089	2,930,588	2,205,740
Income taxes paid	$856,944	$1,396,694	$3,346,075	$2,580,172
Stock issued in acquisition of Shandong Greenpia	2,100,000	-	2,100,000	-

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total
Balance, January 1, 2009	25,172,640	$25,172	$24,187,019	$5,438,723	$27,503,991	$5,178,616	$5,122,021	$67,455,542
Issuance of share based compensation	56,393	57	166,341	-	-	-	-	166,398
Issuance of common stock for cash	5,011,169	5,011	12,002,150	-	-	-	-	12,007,161
Issuance cost of common stock			(1,086,907)	-	-	-	-	(1,086,907)
Net income	-	-	-	-	15,308,974	-	-	15, 308,974
Appropriations to statutory reserves	-	-	-	3,456,754	(3,456,754)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(900,862)	-	900,862	-
Foreign currency translation adjustment	-	-	-	-	-	889,953	-	889,953
Balance, December 31, 2009	30,240,202	$30,240	$35,268,603	$8,895,477	$38,455,349	$6,068,569	$6,022,883	$94,741,121

Balance, January 1, 2010	30,240,202	$30,240	$35,268,603	$8,895,477	$38,455,349	$6,068,569	$6,022,883	$94,741,121
Issuance of share based compensation	7,000	7	670,530	-	-	-	-	670,537
Issuance of common stock for cash	3,440,800	3,441	9,634,240	-	-	-	-	9,637,681
Issuance cost of common stock	-	-	(678,510)	-	-	-	-	(678,510)
Appropriations to additional paid in capital	-	-	5,161,176	-	(5,161,176)	-	-	-
Acquisition of a new company	731,707	732	2,099,267	-	-	-	-	2,099,999
Net income	-	-	-	-	10,282,887	-	-	10,282,887
Appropriations to statutory reserves	-	-	-	1,030,843	(1,030,843)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(658,268)	-	658,268	-
Unrealized gain (loss) on investment	-	-	-	-	-	(568,702)	-	(568,702)
Foreign currency translation adjustment	-	-	-	-	-	2,175,729	-	2,175,729
Balance, September 30, 2010	34,419,709	$34,420	$52,155,306	$9,926,320	$41,887,949	$7,675,596	$6,681,151	$118,360,742

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

On September 23, 2010, the Company, through its subsidiaries Junan Hongrun and International Lorain, completed its acquisition of all the outstanding registered capital of Shandong Greenpia Foodstuff Co., Ltd. (“Shandong Greenpia”) by paying $2,100,000 cash to Taebong Inc, who owned 50% owner of Shandong Greenpia, and issuing 731,707 shares of the Company’s restricted common stock, valued at $2.87 per share, to Mr. Ji Zhenwei, owner of Shandong Green Safety Import Export Co., Ltd, who owned 50% of Shandong Greenpia. Accordingly, beginning September 23, 2010, the Company has accounted for Shandong Greenpia as an indirectly held wholly owned subsidiary. In connection with the acquisition, the Company booked a one- time gain of $479,332 in other income as part of its statements of income for the nine months ended September 30, 2010 as a result of the fair market values assigned to identifiable assets acquired, based on valuations provided by an independent appraiser, where in excess of the consideration paid by the Company.

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

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
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

As of September 30, 2010, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of	Attributable	Registered
	incorporation	equity interest	capital
		%
Shandong Lorain Co., Ltd	PRC	80.2	$15,058,002
Luotian Lorain Co., Ltd	PRC	100	3,781,490
Junan Hongrun Foodstuff Co., Ltd	PRC	100	42,204,078
Beijing Lorain Co., Ltd	PRC	100	1,492,961
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	1,850,000
Dongguan Lorain Co,,Ltd	PRC	100	142,296
International Lorain Holding Inc.	Cayman Islands	100	$45,474,970

(c)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management made these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

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

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	40 years
Landscaping and trees	30 years
Machinery and equipment	10 years
Motor vehicles	10 years
Office equipment	5 years

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

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

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

(l)	Advances to suppliers

Advances to supplier represents good faith deposits and prepayments issued to suppliers for the purpose of committing the supplier to provide product promptly upon the Company’s issuance of purchase order for raw materials, supplies, equipment, and building materials. Upon receipt of the goods dictated in the Company issued purchase order, these good faith deposits will be reclassified to the appropriate account such as inventory, construction in progress, or plant and equipment.

(m)	Customer deposits

The Company accounts for good faith deposits received from customers in advance of delivery of their order that are to be fulfilled future periods as short term liabilities. When the Company has fulfilled all the criteria necessary to recognize revenue the Company will reclassify these amounts to sales. In the event that the Company cannot fulfill such criteria these deposits would be refunded to customers.

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

(n)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(o)	Advertising

All advertising costs are expensed as incurred.

(p)	Shipping and handling

All shipping and handling are expensed as incurred.

(q)	Research and development

All research and development costs are expensed as incurred.

(r)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statement of income as incurred.

(s)	Income taxes

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

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

Taxable Income

Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

(t)	Statutory reserves

Statutory reserves refer to amounts appropriated from net income to a reserve account which is earmarked for the recovery of losses and future expansion. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

(u)	Foreign currency translation

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

	6/30/2010	12/31/2009	9/31/2009
Year/quarter end RMB : US$ exchange rate	6.6981	6.8372	6.8376
Average yearly/quarterly RMB : US$ exchange rate	6.8164	6.8408	6.8425

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

(v)	Revenue recognition

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

The Company's revenue consists of the invoiced value of goods, net of a value-added tax (VAT). The Company allows its customers to return products if there is there is a product quality problem; however, the Company has not experience a material amount of returns to date, and as such does not provide any allowance for sales returns.

The Company has expanded its sales model from relying solely on direct sales to a multiple sales channels where it is expected that third party distributors will play a larger role. Accordingly, the Company has incentivized these distributors with a 1.00% sales incentive. In connection, with this expansion of its sales channels, and consideration of accounting guidance provided in FASB ASC 605-50 (EITF 01-9), the Company will recognize these sales incentives as reduction in gross sales revenue resulting. The Company reports net sales revenue on its statements of income.

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

(w)	Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the years. During the period ended September 30, 2010 and the year ended December 31, 2009, no dilutive potential ordinary shares were issued.

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

(x)	Financial Instruments

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

(y)	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(z)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s other comprehensive income is currently comprised of foreign currency translation adjustments and unrealized gains or losses on investments.

(aa)	Recent accounting pronouncements

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

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
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

4.	TRADE ACCOUNTS RECEIVABLE

	9/30/2010	12/31/2009
Trade accounts receivable	$26,245,604	$23,293,362
Less: Allowance for doubtful accounts	(317,655)	(267,590)
	$25,927,949	$23,025,772

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

Allowance for bad debt:	9/30/2010	12/31/2009
Beginning balance	$(267,590)	$(127,967)
Additions to allowance	(50,065)	(139,623)
Bad debt written-off	-	-
Ending balance	$(317,655)	$(267,590)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLE

Other receivables consisted of the following as of September 30, 2010 and December 31, 2009:

	9/30/2010	12/31/2009
Advances to employees for job/travel disbursements	514,706	627,006
Amount due by a non-related enterprise	962,729	1,999,671
Other non-related receivables	2,252,242	1,772,128
	$3,729,677	$4,398,805

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of September 30, 2010. The Company reclassified certain amounts carried as “Other Receivable: Advances to employees for purchase of materials” at December 31, 2009 to “Advances to Suppliers” to improve comparability between periods. This reclassification had not impact on the Company’s statements of income in prior periods.

Related party travel advances consisted of the following as of September 30, 2010 and December 31, 2009:

	9/30/2010	12/31/2009
Chen Si, Chairman & CEO	$217,086	$541,245
Lu Yundong, General Manager	57,560	32,358
Liu Gang, Former Board Secretary	-	29,513
	$274,646	$603,116

Related party travel advances represents cash issued to senior management and officers for travel, lodging, and meals and entertainment to be incurred on business trips in the normal course of business. In accordance with the Company controls over cash, officers and senior managers, as similar to all employees, must sign receipts when cash is issued to them and must return with receipts from vendors in order for the finance department to account for the expenses.

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

6.	INVENTORY

Inventories consisted of the following as of September 30, 2010 and December 31, 2009:

	9/30/2010	12/31/2009
Raw materials	$14,837,593	$12,014,402
Finished goods	20,929,066	14,385,715
	$35,766,659	$26,400,117

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of September 30, 2010 and December 31, 2009:

	9/30/2010	12/31/2009
At Cost:
Buildings	$47,898,905	$29,181,372
Landscaping and trees	2,816,239	2,758,944
Machinery and equipment	9,150,159	7,783,775
Office equipment	498,354	466,411
Motor vehicles	414,608	357,902
	$60,778,265	$40,548,404
Less: Accumulated depreciation
Buildings	(2,456,818)	(1,811,423)
Landscaping and trees	(23,469)
Machinery and equipment	(3,777,988)	(3,226,015)
Office equipment	(295,390)	(264,039)
Motor vehicles	(220,524)	(230,341)
	(6,774,189)	(5,531,818)

Construction in Progress	863,116	6,263,821
	$54,867,192	$41,280,407

Construction in progress is mainly comprised of capital expenditures for construction of the Company’s new corporate campus, including offices, factories, and staff dormitories. Capital commitments for the construction are immaterial for the two years above.

Landscaping and trees represent the Company’s vertical investment in the development of its own chestnut supply that is expected to increase the Company’s ability to meet demands for its products and help reduce potential volatility in its cost for raw materials over time. The Company began depreciating these as of July 1, 2010 because the assets have begun producing harvests that will become material to the Company’s operations.

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

8.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of September 30, 2010 and December 31, 2009:

	9/30/2010	12/31/2009
Land use rights, at cost	5,445,417	$4,359,423
Less: Accumulated amortization	(596,990)	(487,876)
	$4,848,427	$3,871,547

Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time. The PRC government owns the land on which the Company’s corporate campus is being constructed.

9.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following as of September 30, 2010 and December 31, 2009:

	Remark	9/30/2010	12/31/2009
Loans from Junan County Construction Bank,
• Interest rate at 5.346% per annum due1/18/2010		$-	$212,075
• Interest rate at 5.346% per annum due 1/24/2010		-	144,796
• Interest rate at 5.346% per annum due 1/28/2010		-	153,572
• Interest rate at 5.346% per annum due 3/8/2010		-	153,571
• Interest rate at 5.346% per annum due 3/25/2010		-	153,572
• Interest rate at 5.346% per annum due 1/22/2010		-	394,899
• Interest rate at 5.346% per annum due 1/10/2010		-	394,898
• Interest rate at 5.346% per annum due 1/12/2010		-	475,340
• Interest rate at 5.841% per annum due 12/27/2010	A	731,551	716,667
• Interest rate at 5.346% per annum due 9/1/2010		-	1,170,073
• Interest rate at 5.346% per annum due 1/7/2010		-	1,462,587
• Interest rate at 5.841% per annum due 12/9/2010		1,492,961	-
• Interest rate at 5.841% per annum due 9/9/2011		1,194,369	-
• Interest rate at 5.346% per annum due 12/15/2010		194,085	-
• Interest rate at 5.346% per annum due 12/15/2010		67,183	-
• Interest rate at 5.841% per annum due 1/14/2011		477,747	-
• Interest rate at 5.841% per annum due 3/4/2011		388,170	-

Loan from Junan County Agriculture Bank,

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

• Interest rate at 7.965% per annum due 8/23/2010		-	1,608,846
• Interest rate at 7.965% per annum due 9/22/2010		-	1,447,961
• Interest rate at 6.804% per annum due 3/3/2010		-	1,462,587
• Interest rate at 7.965% per annum due 11/22/2010		656,903	643,538
• Interest rate at 6.804% per annum due 3/11/2010		-	2,193,881
• Interest rate at 6.804% per annum due 3/08/2010		-	1,755,104
• Interest rate at 7.965% per annum due 3/17/2010		-	3,363,950
• Interest rate at 6.903% per annum due 3/30/2011		94,057	-
• Interest rate at 6.804% per annum due 12/9/2010		1,940,849	-
• Interest rate at 6.804% per annum due 12/13/2010		2,239,441	-
• Interest rate at 6.804% per annum due 11/17/2010		1,791,553	-
• Interest rate at 7.434% per annum due 8/23/2011	B	1,492,961	-
• Interest rate at 7.434% per annum due 9/18/2011		1,478,031	-

Loan from Junan County Industrial and Commercial Banks,
• Interest rate at 5.346% per annum due1/8/2010		-	438,776
• Interest rate at 5.346% per annum due1/14/2010		-	541,157
• Interest rate at 5.346% per annum due1/25/2010		-	614,287
• Interest rate at 3.240% per annum due 3/15/2010		-	463,640
• Interest rate at 5.346% per annum due 10/10/2010		1,343,665	-
• Interest rate at 5.346% per annum due 10/26/2010		1,269,017	-
• Interest rate at 5.346% per annum due 11/8/2010		627,043	-
• Interest rate at 3.510% per annum due 11/26/2010		1,224,228	-
• Interest rate at 4.860% per annum due 10/12/2010	C	880,847	-
• Interest rate at 4.860% per annum due 12/10/2010	D	1,030,143	-

Loan from Junan County Agricultural Financial Institution,
• Interest rate at 10.939% per annum due 1/22/2010		-	1,170,070
• Interest rate at 7.222% per annum due 3/1/2011	E	1,045,072	-
• Interest rate at 10.939% per annum due 2/07/2011		1,119,726	-

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

Loan from Linyi Commercial Bank,
• Interest rate at 9.293% per annum due 1/19/2010		-	658,164
• Interest rate at 8.496% per annum due 12/21/2010		701,692	687,416
• Interest rate at 11.340% per annum due 12/16/2010	F	1,492,961	1,462,587
	F
• Interest rate at 11.340% per annum due 12/14/2010		1,492,961	1,462,587
• Interest rate at 11.510% per annum due 1/21/2011		671,832	-

China Minsheng Banking Corporation, Linyi Branch,
• Interest rates at 6.372% per annum due 6/09/2011	G	2,985,921	-

Loan from Beijing Miyun County Shilipu Rural Financial Institution,
• Interest rates at 7.434% per annum due 1/20/2010		-	1,462,587
• Interest rates at 6.903% per annum on demand		2,836,625	2,778,915

Loan from China Merchants Bank, Beijing,
• Interest rate at 5.310% per annum on demand		-	731,294

Loan from China Agricultural Bank, Luotian Branch
• Interest rate at 6.372% per annum due 8/25/2010		-	1,901,363
• Interest rate at 6.372% per annum due 3/20/2011		74,648	-
• Interest rate at 6.372% per annum due 6/20/2011		149,296	-
• Interest rate at 6.372% per annum due 9/12/2011		895,776	-

Bank of Beijing,
• Interest rate at 6.903% per annum due 7/29/2010		-	292,517

East West Bank (Formerly United Commercial Bank), China Branch,

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

• Interest rate at 5.494% per annum due 1/14/2011	H	969,723	1,050,137

HSBC Miyun Branch,
• Interest rate at 6.804% per annum due 4/08/2010		-	292,517
• Interest rate at 7.430% per annum due 10/08/2010	I	298,592	-
• Interest rate at 5.840% per annum due 6/09/2011	I	298,592	-
• Interest rate at 6.372% per annum due 6/29/2011		970,424

Shenzhen Development Bank,
• Interest rate at 5.576% per annum due 12/29/2010		1,492,961	1,462,587
• Interest rate at 5.310% per annum due 2/12/2011		477,747	-
• Interest rate at 5.310% per annum due 9/14/2011		746,480	-

Golly Wing Holding Ltd,
• Interest rate at 12.000% per annum due 11/15/2010		1,503,074	-

China Development Bank,
• Interest rate at 5.841% per annum due 6/27/2011		2,985,921	-

Shanghai Pudong Development Bank,
• Interest rate at 5.832% per annum due 3/21/2011		2,985,921	-

Luotian Agricultural Development Bank,
• Interest rate at 0.670% per month due 12/11/2010		-	109,694

		$46,810,749	$35,488,212

The short-term loans, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital.

Remark:

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

A: A parcel of 19,840 square meters land use right was used as collateral for this loan.
B: A parcel of 12,726 square meters land use right and an 8,162 square meters building was used as collateral for this loan.
C: Account receivable of $191,248 was use as collateral for this loan. D: Account receivable of $239,441 was used as collateral for this loan.
E: A parcel of Land and building worthy $1,045,072 was used as collateral for this loan.
F: Machinery of $857,737 was used as collateral for these two loans.
G: A land of 18,734 square meter was used as collateral for this loan.
H: A parcel of 19,507 square meters land use right, owned by Sishui Xinlu, was used as collateral for this loan.
I: Machinery and equipment was used as collateral for this loan.

10.	NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2010 and December 31, 2009:

	9/30/2010	12/31/2009
Loans from Junan County Construction Bank,
• due at 1/26/2011	$373,240	$-
• due at 12/26/210	343,381	-
	$716,621	$-

Certain notes payable, as indicated above, do not have a stated rate of interest. These notes are payable on demand to the Company’s creditors.

11.	TAXES PAYABLE

Taxes payable consisted of the following as of September 30, 2010 and December 31, 2009:

	9/30/2010	12/31/2009
Value added tax payable	$261,364	$328,608
Corporate income tax payable	1,527,766	1,842,751
Employee payroll tax withholding	2,644	3,449
Property tax payable	3,941	12,279
Stamp tax payable	-	359
Sales tax payable	-	-
Land use tax payable	28,629	41,260
Import tariffs	6,773	6,635
	$1,831,117	$2,235,341

12.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of September 30, 2010 and December 31, 2009:

	9/30/2010	12/31/2009
Accrued salaries and wages	$157,877	$500,390
Accrued utility expenses	116,318	263,492
Accrued interest expenses	-	9,264
Accrued transportation expenses	179,985	344,841
Other accruals	327,119	184,860
Business and other taxes	319,932	2,344,746
Purchase disbursement payable	882,710	2,750,547
Accrued staff welfare	74,576	24,352
	$2,058,517	$6,422,492

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

13.	LONG-TERM DEBT

Long-term debt current portion consisted of the following as of September 30, 2010 and December 31, 2009:

	9/30/2010	12/31/2009
Loans from Luotian Agricultural Development Bank
• Interest rate at 0.670% per annum due 12/11/2010	$111,972	$-
• Interest rate at 2.100% per annum due 12/11/2010	13,063	-

Loans from East West Bank (Formerly United Commercial Bank), China Branch
• Interest rate at 5.494% per annum due 1/14/2010	105,759	-

	$230,794	$-

Long-term debt non-current portion consisted of the following as of September 30, 2010 and December 31, 2009:

	9/30/2010	12/31/2009
Loans from Luotian Agricultural Development Bank
• Interest rate at 2.100% per annum due 12/11/2011	$13,063	$25,595

Loans from East West Bank (Formerly United Commercial Bank), China Branch
• Interest rate at 5.494% per annum due 1/14/2010	-	269,278
	$13,063	$294,873

14.	CAPITALIZATION

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

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

During the year of 2009, the Company issued 56,393 shares of stock to its employees and vendors and 5,011,169 shares to investors. The Company issued 1,334,573 stock options to employees on July 28, 2009. 1,753,909 shares of Series A warrants and 501,115 shares of Series B warrants were issued to investors on October 28, 2009.

On February 10, 2010, the Company issued 2,000 shares to service provider as compensation for services rendered.

On September 10, 2010, the Company issued to a group of accredited investors, in a private placement, 3,440,800 shares at price of 2.80 per share, for gross proceeds of approximately $9.6 million. After the deduction of issuance costs, the Company received $8,955,730 in net proceeds. Among other requirement, the transaction also called for the Company to reset the exercise price of previously issued warrants, enter into a make good agreement, escrow agreement, and registration rights agreement. The company does not believe these additional agreements had any impact on it earnings during the nine months ended September 30, 2010.

On September 23, 2010, the Company issued 5,000 shares of common stock to its employees as incentive compensation.

On September 23, 2010, the Company issued 731,707 shares of restricted common stock to the former owner of Shandong Greenpia, Mr. Ji Zhenwei. See Note 1. ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPAL ACTIVITIES for further details

During the year of 2010, the Company transferred 5,161,176 from retained earnings to additional paid up capital and 1,030,843 from retained earnings to statutory reserve during the year of 2010. This transfer is to be used for future company development, recovery of losses, and the expansion of operations.

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to accredited investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition cost		9/24/2010	731,707
Common stock at 9/30/2010			34,419,709

	Number of warrants
Warrants and options	or options	Issuance date	Expiration date
Issued to PIPE investors – first round financing	1,037,858	5/3/2007	5/2/2010
Issued to placement agent – first round financing	489,330	5/3/2007	5/2/2010
Employee stock options	1,334,573	7/28/2009	7/27/2014
PIPE investors second round financing - Series A	1,753,909	10/28/2009	4/28/2015
PIPE investors second round financing - Series B	501,115	10/28/2009	10/28/2012
Total warrants	5,116,785

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

15.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the 19.8% equity of Shandong Green Foodstuff Co., Ltd. held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

16.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of September 30, 2010 and 2009:

Category	2010	2009
Chestnut	$49,062,130	$44,852,695
Convenience food	35,911,359	18,099,093
FCB food	16,878,265	20,858,242
Others	-	31,082
Total	$101,851,754	$83,841,112

Revenue by geography consisted of the following as of September 30, 2010 and 2009:

Country	2010	2009
Australia	174,840	-
Belgium	$1,618,314	$1,203,354
China	80,882,742	68,980,929
France	418,819	723,383
Germany	779,334	395,209
Holland	118,318	142,385
Hong Kong	73,192	342,428
Indonesia	134,577	-
Israel	13,219	-
Japan	7,134,484	4,245,059
Malaysia	1,345,771	422,013
Philippines	175,691	-
Poland	17,052	-
Saudi Arabia	-	993,350
Singapore	464,069	725,402
South Korea	5,384,258	4,206,399
Spain	375,779	154,655
Taiwan	322,089	399,103
United Kingdom	1,734,090	289,426
United States of America	685,116	541,028
Kuwait	-	76,989
Total	$101,851,754	$83,841,112

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

17.	INCOME TAXES

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the nine months ended September 30, 2010 and 2009.

	2010	2009
Income attributed to PRC	$14,237,959	$11,439,993
Loss attributed to US*	(949,113)	(200,243)
Income before tax	13,288,846	11,239,750

PRC Statutory Tax at 25% Rate	3,559,490	2,809,938
Effect of tax exemption granted	(553,531)	(229,766)
Income tax	$3,005,959	$2,580,172

Per Share Effect of Tax Exemption

	2010	2009
Effect of tax exemption granted	$553,531	$229,766
Weighted-Average Shares Outstanding Basic	30,525,487	25,177,640
Per share effect	$0.02	$0.01

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the nine months ended September 30, 2010 and 2009:

	2010	2009
U.S. federal statutory income tax rate	$35%	$35.00%
Lower rates in PRC, net	-10%	-10.00%
Tax holiday for foreign investments	2.38%	-2.04%
The Company’s effective tax rate	$22.62%	$22.96%

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

The Company’s has detailed the tax rates for its subsidiaries for 2010 and 2009 in the following table.

Income Tax Rate	2010	2009
International Lorain	0%	0%
Junan Hongran	25%	25%
Luotian Lorain	15%	15%
Beijing Lorain	15%	15%
Shangdong Lorain	25%	25%
Shandong Greenpia	25%	0%
Dongguan Lorain	25%	25%

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

18.	SHARE BASED COMPENSATION

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

During the period ended September 30, 2010, the Company recorded a total of $650,817 stock option and its related general and administrative expenses.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $4.99	1,334,573 shares
$5.00 - $9.99	0 shares
$10.00 - $14.99	0 shares

No tax benefit has yet to be accrued or realized. For the period ended September 30, 2010 the Company has yet to repatriate its earnings, accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes Model to value the warrants granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

Weighted-average fair value of grants:	$1.5955
Risk-free interest rate:	1.27%
Expected volatility:	5.11%
Expected life in months:	45.00

19.	LEASE COMMITMENTS

The Company has entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

AMERICAN LORAIN CORPORATION
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(STATED IN US DOLLARS)

The minimum future lease payments for this property at September 30, 2010 are shown in the following table:

From	To	Lease payment
10/1/2010	12/31/2010	$21,065
1/1/2011	12/31/2011	84,259
1/1/2012	12/31/2012	84,259
1/1/2013	12/31/2013	87,536
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$704,500

The outstanding lease commitment as of September 30, 2010 is $704,500.

The minimum future lease payments for this property at December 31, 2009 are shown in the following table:

From	To	Lease payment
1/1/2010	12/31/2010	$84,245
1/1/2011	12/31/2011	84,245
1/1/2012	12/31/2012	84,245
1/1/2013	12/31/2013	87,521
1/1/2014	12/31/2014	92,670
1/1/2015	12/31/2015	92,670
1/1/2016	12/31/2016	92,670
1/1/2017	12/31/2017	92,670
1/1/2018	8/9/2018	56,631
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

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We believe that we are the largest processed chestnut foods manufacturer in China. We have developed brand recognition for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced over 50 high value-added processed chestnut products in the third quarter of 2010. We derive most of our revenues from sales in China, Japan and South Korea. Our primary strategy for 2010 has been to expand our brand recognition in the Chinese market for our convenience foods products. During the nine months ended September 30, 2010 and 2009, sales of our convenience food products accounted for 35.3% and 21.6%of our revenue, respectively. Our strategy is intended to offset the seasonal nature of our chestnut business. In addition, these products are better received in many international markets than chestnut. We are also working to expand our brand recognition in China for our Chestnut products and frozen products. During the nine months ended September 30, 2010 and 2009, sales to Chinese customers accounted for 79.4% and 82.3% of our overall revenues, respectively. In addition, we are seeking distribution partners and local vendors to expand our marketing efforts in Asia, North America, Europe and the Middle East. We currently have immaterial sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Sales in the nine months ended September 30, 2010 benefited from exports to South Korea and Japan and indicated that American Lorain’s key export markets in northeast Asia improved after a soft year in 2009. In the fourth quarter, American Lorain continue to see higher demand for its traditional chestnut product line along with additional sales revenues being generated by frozen chestnut summer promotions in Beijing and Chongqing. On May 3, 2010, American Lorain detailed a summer promotion of frozen chestnuts for sales at Lorain®-branded counters which is expected to contribute additional revenues in 2010. The summer promotion has been well received by retailers in China as well as in other Asian markets. American Lorain plans to increase the number of its branded chestnut counters at retail points to around 1,500 from the current approximately 1,190 by the end of 2010 in these markets to support sales of its chestnut products.

Frozen foods sold primarily to select export markets in Europe and wholesale customers like Yums! Foods in China contributed approximately 16.6% in revenues for the nine months ended September 30, 2010, compared to 24.9% in the nine months ended September 30, 2009. Among the three business segments American Lorain operates, frozen foods have the lowest average gross margin of 16%-18%. Chestnut products and convenience food products have an average gross margin of 25%-28% and 22%-24% respectively. American Lorain has been focusing more resources on the development and sales of higher margin chestnut and convenience food products. Although we plan to continue servicing our frozen food customers for the foreseeable future in order to retain customer relationships we expect that revenue contribution from the frozen foods category as a percentage of total revenue will decline in future. Currently, American Lorain uses mostly outsourced, third party manufacturing facilities for its frozen foods and maintains limited production exposure and contractual obligations in this segment.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the nine months ended September 30, 2010, the cost of our raw materials increased from $44.9 million to $56.2 million, as compared to the nine months ended September 30, 2009, for an increase of approximately 25.1% . During the third quarter of 2010, the cost of our raw materials increased from $22.0 million to $27.1 million, as compared to the third quarter of 2009, for an increase of approximately 23.1% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

We spent approximately $10 million in the second quarter to complete the new frozen storage, new bean production lines as well as the new multi-purpose convenience food production lines in our Shandong and Dongguan facilities. We fund the investment from cash generated from operations as well as bank borrowings. We expect that the new facilities will provide the additional capacity we need to meet the growing convenience food business. We will, however, continue to implement our strategy on production line and storage space lease when external capacity and frozen storage space is needed to support the growing business from time to time. We currently do not anticipate any difficulty in leasing external production lines and storage spaces. However, we cannot guarantee such availability for the future.

On June 28, 2010, we signed a Letter of Intent to acquire 100% ownership of Shandong Greenpia Foodstuff Co., Ltd., (“Shandong Greenpia”) a manufacturer of retail-packaged, Korean-style kimchi cold dishes. The acquisition included cash and stock offer of $2.1 million in cash and 731,707 shares of American Lorain common stock, respectively. With the acquisition we will add a total of two kimchi-style cold dish production lines with annual capacity of 3,500 metric tons. On September 23, 2010, the Company, through its subsidiaries Junan Hongrun and International Lorain, completed its acquisition of all the outstanding registered capital of Shandong Greenpia by paying $2,100,000 cash to Taebong Inc, who owned 50% owner of Shandong Greenpia, and issuing 731,707 shares of the Company’s restricted common stock, valued at $2.87 per share, to Mr. Ji Zhenwei, owner of Shandong Green Safety Import Export Co., Ltd, who owned 50% of Shandong Greenpia. Accordingly, beginning September 23, 2010, the Company has accounted for Shandong Greenpia as an indirectly held wholly owned subsidiary. The kimchi cold dishes sold by Shandong Greenpia are categorized as convenience foods products.

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

Uncertainties that Affect our Financial Condition

We spend a significant amount of cash on our operations, principally to procure raw materials for our products. Many of our suppliers, including chestnut, vegetable and fruit farmers, and suppliers of packaging materials, require us to prepay for their supplies in cash or pay on the same day that such supplies are delivered to us. However, some of the suppliers with whom we have a long-standing business relationship allow us to pay on credit. We fund the majority of our working capital requirements out of cash flow generated from operations as well as bank loans. If we fail to generate sufficient sales, or if our suppliers stop offering us credit terms, we may not have sufficient liquidity to fund our operating costs and our business could be adversely affected.

We also fund approximately 79.8% of our working capital requirements from the proceeds of short-term loans from Chinese banks. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our loan balance from short-term bank loans as of September 30, 2010 was approximately $46.8 million. The term of almost all such loans is one year or less. Historically, our lenders have permitted us to roll over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity, and our lenders may not permit us to roll over the loans in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency.

We anticipate that our existing capital resources and cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements for the next 12 months. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include obtaining alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are extremely difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing. However, we successfully consummated a private placement financing of approximately $9.6 million through the sale of 3,440,800 shares of common stock to several accredited investors on September 9, 2010, the proceeds of which are being used to support chestnut procurement nationwide as we enter the chestnut season.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table summarizes the results of our operations during the three-month periods ended September 30, 2010 and September 30, 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2010.

(All amounts, other than percentages, stated in U.S. dollar)

	Three months ended
	September 30,		Dollar($)	Percentage (%)
	2010	2009	Increase	Increase
	(In US Dollar)	(In US Dollar)	(Decrease)	(Decrease)
Net revenues	48,073,224	38,674,651	9,398,573	24.3%
Cost of revenues	(37,293,496)	(29,566,601)	(7,726,895)	26.1%
Gross profit	10,779,728	9,108,050	1,671,678	18.4%
Operating expenses
Selling and marketing expenses	(2,072,152)	(1,165,107)	(907,045)	77.9%
General and administrative expenses	(1,643,967)	(906,847)	(737,120)	81.3%

Operating income	7,063,609	7,036,096	27,513	0.4%

Government subsidy income	321,537	43,864	277,673	633.0%
Interest and other income	628,008	24,196	603,812	2495.5%
Other expenses	(16,269)	(52,694)	36,425	69.1%
Interest expense	(1,127,993)	(857,089)	(270,904)	31.6%

Earnings before tax	6,868,892	6,194,373	674,519	10.9%

Income tax	(1,476,363)	(1,396,694)	(79,669)	5.7%

Income before minority interests	5,392,529	4,797,679	594,850	12.4%

Net income attributable to:

Minority interests	(308,054)	(300,315)	(7,739)	2.6%
Common stock holders	5,084,475	4,497,364	587,111	13.1%

Revenue

Net Revenues. Our net revenue for the three months ended September 30, 2010 amounted to $48.1 million, which represents an increase of approximately $9.4 million, or 24.3%, from the three-month period ended on September 30, 2009, in which our net revenue was $38.7 million. The increased revenues were attributable to increased revenues from sales of our chestnut and convenience food products as a result of 16.0% and 72.5% (or $2.9 million and $7.8 million) increase in sales respectively of such products; due to our effective marketing efforts and well established domestic and international distribution network. Frozen foods sold primarily to select export markets in Europe and wholesale customers like Yums! Foods in China contributed approximately 17.2% in revenues for the quarter compared to 24.8% in the third quarter of 2009.

Cost of Revenues. During the three months ended September 30, 2010, we experienced an increase in cost of revenue, which consists of raw materials, direct labor and manufacturing overhead expenses, of $7.7 million, in comparison to the three months ended September 30, 2009, from approximately $29.6 million to $37.3 million, reflecting an increase of approximately 26.1% . Approximately 64.5%, or $5.1 million, of this increase was attributable to an increase in raw material costs, which increased from $22.0 million during the three months ended September 30, 2009 to $27.1 million, or approximately 23.1%, during the three months ended September 30, 2010 due to higher production volume as our business expands, as well as higher prices for chestnut and other agricultural products caused by general inflation.

The factors that contributed to the remaining 35.5% increase in cost of revenues were: an increase in wage expense for factory workers, an increase in direct manufacturing expenses such as depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $1.7 million, or 18.4%, to $10.8 million for the three months ended September 30, 2010 from $9.1 million for the same period in 2009 as a result of higher revenues, offset by higher costs of revenues, for the reasons indicated immediately above. Our gross margins decreased from 23.6% to 22.4% for the period ended September 30, 2010, as compared to the period ended September 30, 2009 as the percentage revenue contribution for convenience food products, which has a slightly lower gross margin as compared to chestnut products, continues to increase. Gross profit margins by product segment for the three months ended September 30, 2010 were: 25-28% for chestnuts, 22-24% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased approximately $0.9 million, or 77.9%, to $2.1 million in the third quarter of 2010 from $1.2 million in the third quarter of 2009. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase. The increases listed in the table below were partially offset by decreases in dollar amount of other selling and marketing expenses, including business tax, supermarket fees, warehousing, leasing, etc.

(in U.S. dollars)	Increase in Costs in the Three Months Ended
September 30, 2010 over the Three Months
Ended September 30, 2009

Transportation	-571,214
Port Fees	-165,761
Sea Transportation	-110,044
Wages (Sales)	72,072

Selling and marketing expenses saw a large increase as we enhanced our efforts to expand our distribution channels in China as well as internationally, and to build the brand recognition for our chestnut and convenience food products.

General and Administrative Expenses. We experienced an increase in general and administrative expense of approximately $0.7 million from approximately $0.9 million to approximately $1.6 million for the three months ended September 30, 2010, compared to the same period in 2009. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

(In U.S Dollars)	Increase in Costs in the
Three Months Ended September 30, 2010 over the Three Months Ended September 30, (in U.D Dollars) 2009
Stock Option Expense	195,867
Filing Expenses	154,466
Wages (Administrative)	64,524
Amortization of Intangible Asset	40,024

The increases listed in the table above were partially offset by decreases in dollar amount of other factors, including entertainment fee, waste water treatment expense, and appraisal expense, etc.

Interest Expenses. We experienced an increase in interest expenses of approximately $0.3 million from approximately $0.9 million to $1.1 million for the three months ended September 30, 2010, compared to the same period in 2009. The increase was mainly due to the increase in outstanding balance of our bank loans, which was $46.8 million at the end of September 30, 2010, compared to $34.6 million at the end of September 30, 2009.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $0.7 million, or 10.9%, to $6.9 million for the three months ended September 30, 2010 from $6.2 million for the same period of 2009. The increase was mainly attributable to the increase of our sales revenue as described above in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Net Income

Net income increased $0.6 million, or 13.1%, to $5.1 million for the three months ended September 30, 2010 from $4.5 million for the same period of 2009. The increase was attributable to increased sales revenue and was partially offset by increased cost of goods sold, operating expenses, interest expense and higher income tax in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2010 and September 30, 2009, respectively and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2010.

	Nine months ended
	September 30,		Dollar($)	Percentage (%)
	2010	2009	Increase	Increase
	(In US Dollar)	(In US Dollar)	(Decrease)	(Decrease)
Net revenues	101,851,754	83,841,112	18,010,642	21.5%
Cost of revenues	(78,629,267)	(64,279,971)	(14,349,296)	22.3%
Gross profit	23,222,487	19,561,141	3,661,346	18.7%
Operating expenses
Selling and marketing expenses	(4,639,500)	(3,556,271)	(1,083,229)	30.5%
General and administrative expenses	(3,592,629)	(2,798,044)	(794,585)	28.4%

Operating income	14,990,358	13,206,826	1,783,532	13.5%

Government subsidy income	698,961	240,118	458,843	191.1%
Interest and other income	759,579	232,844	526,735	226.2%
Other expenses	(88,506)	(234,298)	145,792	-62.2%
Interest expense	(3,071,546)	(2,205,740)	(865,806)	39.3%

Earnings before tax	13,288,846	11,239,750	2,049,096	18.2%
Income tax	(3,005,959)	(2,580,172)	(425,787)	16.5%
Income before minority interests	10,282,887	8,659,578	1,623,309	18.7%

Net income attributable to:
Minority interests	(658,268)	(550,509)	(107,759)	19.6%
Common stock holders	9,624,619	8,109,069	1,515,550	18.7%

Revenue

Net Revenues. Our net revenue for the nine months ended September 30, 2010 amounted to $101.9 million, which is approximately $18.0 million, or 21.5%, more than that of the same period ended on September 30, 2009, during which period we had revenue of $83.8 million. During the nine months ended September 30, 2010, revenues from sales of chestnut products increased by $4.2 million, or 9.4%, and revenues from sales of convenience food products increased by $17.8 million, or 98.4%, and sales of frozen, canned and bulk food products decreased $4.0 million, or 19.1%, compared to the same period in 2009. The increased revenues were attributable to increased revenues from sales of our chestnut and convenience food products as a result of 9.4% and 98.4% (or $4.2 million and $17.8 million) increase in sales respectively of such products; due to our effective marketing efforts and well established domestic and international distribution network. Frozen foods sold primarily to select export markets in Europe and wholesale customers like Yums! Foods in China contributed approximately 16.6% in revenues for the nine months ended September 30, 2010, as compared to 24.9% in the third quarter of 2009.

Cost of Revenues. Our cost of revenues, which consists of raw materials, direct labor and manufacturing overhead expenses, was $78.6 million for the nine month period ended September 30, 2010, an increase of $14.3 million or 22.3%, as compared to $64.3 million for the nine month period ended September 30, 2009. The cost of revenues increased because the sales in the nine months ended September 30, 2010 increased as compared to the same period ended September 30, 2009. Approximately 78.5%, or $11.3 million, of this increase was attributable to an increase in raw material costs, which increased from $44.9 million during the nine months ended September 30, 2009 to $56.2 million, or approximately 25.1%, during the nine months ended September 30, 2010.

The factors that contributed to the remaining 21.5% increase in cost of revenues were: an increase in wage expense for factory workers, an increase in direct manufacturing expenses such as depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $3.6 million, or 18.7%, to $23.2 million for the nine months ended September 30, 2010 from $19.6 million for the same period in 2009. This increase was attributable to increased sales revenue.

Operating Expenses

Selling and Marketing Expenses. Selling and marketing expenses increased $1.1 million, or 30.5%, to $4.6 million for the nine months ended September 30, 2010 from $3.6 million for the same period in 2009. This increase mainly resulted from increased efforts to market our products in our domestic market.

General and Administrative Expenses. General and administrative expenses increased $ 0.8 million, or 28.4% to $3.6 million for the nine months ended September 30, 2010 from $2.8 million for the same period of 2009. The increase of general and administrative expenses was primarily attributable to increased salary and benefits costs for our employees relative to our expanded business, the increased compensation for managerial personnel and expenses related to the Company's employee stock option plan.

Interest Expenses. We experienced an increase in interest expenses of approximately $0.9 million from approximately $2.2 million to $3.1 million for the nine months ended September 30, 2010, compared to the same period in 2009. The increase was mainly due to the increase in outstanding balance of our bank loans, which was $46.8 million at the end of September 30, 2010, compared to $34.6 million at the end of September 30, 2009.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $2.0 million or 18.2% to $13.3 million for the nine months ended September 30, 2010 from $11.2 million for the same period of 2009. The increase was primarily a result of the higher revenue during the nine month period ended on September 30, 2010 as compared to 2009.

Net Income

Net income increased $1.5 million, or 18.7% to $9.6 million for the nine months ended September 30, 2010 from $8.1 million for the same period of 2009. The increase was primarily a result of increased revenue, offset by higher interest expense, cost of revenues, selling and marketing and general administrative expenses.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents (including restricted cash) of $12.7 million. Our cash and cash equivalents decreased by approximately $0.7 million from December 31, 2009, due to cash spent on our inventories and prepayments to suppliers. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

USD ‘000

	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by (used in) operating activities	(9,431)	(15,739)
Net cash provided by (used in) investing activities	(13,084)	1,233
Net cash provided by (used in) financing activities	20,682	14,792
Net cash flow (outflow)	(1,833)	287

Operating Activities

Net cash used in operating activities was $9.4 million for the nine months ended September 30, 2010 and net cash used in operating activities for the nine months ended September 30, 2009 was approximately $15.7 million. The increase of approximately $6.3 million in net cash flows provided by operating activities in the nine months ended September 30, 2010 was primarily a result of less decrease in payables of approximately $18.0 million and less increase in inventory of $2.1 million, partially offset additional increase in receivables of approximately $11.4 million and additional increase in prepayments of $4.4 million as compared to the same period in 2009.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash used in investing activities for the nine months period ended September 30, 2010 was $13.1 million, which is an increase of $14.3 million from net cash provided by investing activities of $1.2 million for the same period of 2009. The increase was primarily due to increase in payment for purchase of equipment and plant in 2010.

Financing Activities

Net cash provided by financing activities for the nine months period ended September 30, 2010 was $20.7 million, which is a increase of $5.9 million from $14.8 million net cash provided by financing activities during the same period in 2009. The increase of the net cash provided by financing activities was primarily a result of increased short term bank borrowing in 2010, offset by repayment of bank loans.

We also successfully consummated a private placement financing of approximately $9.6 million through the sale of 3,440,800 shares of common stock to several accredited investors on September 9, 2010, the proceeds of which are being used to support chestnut procurement nationwide as we enter the chestnut season.

Loan Facilities

As of September 30, 2010, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $46.8 million as of September 30, 2010, compared with $35.5 million as of December 31, 2009. We believe that our currently available working capital, after receiving the aggregate proceeds of the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

On May 31, 2010, Junan Hongrun Foodstuff Co. Ltd. (the “Subsidiary”), a wholly-owned subsidiary of American Lorain Corporation, entered into a Loan Agreement (the “Agreement”) with DEG-Deutsche Investitions-Und Entwicklungsgesellschaft MBH (the “Lender”).

Pursuant to the Agreement, the Subsidiary may borrow from the Lender, in the Lender’s sole discretion, up to $15,000,000 by means of a long-term loan. The Subsidiary intends to use the borrowed funds, if any, in order to expand its production facilities in Hongrun, China. The loan is secured by the Subsidiary’s assets as well as the Company’s common stocks owned by Mr. Chen, our CEO and Chairman of Board. Mr. Chen pledged approximately 5,313,574 shares of common stock as partial collateral to this loan. The Company expects to borrow $15,000,000 from the Lender in the fourth quarter of 2010, subject to the Lender’s consent on the effectiveness of the collateral.

Obligations under Material Contracts

We do not have any material contractual obligations as of September 30, 2010.

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

As of September 30, 2010, the details pertaining to our subsidiaries were as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.2	$15,058,002
Luotian Lorain Co., Ltd	PRC	100	$3,781,490
Junan Hongrun Foodstuff Co., Ltd	PRC	100	$42,204,078
Beijing Lorain Co., Ltd	PRC	100	$1,492,961
Shandong Greenpia Foodstuff Co., Ltd	PRC	100	$1,850,000
Dongguan Lorain Co,,Ltd	PRC	100	$142,296
International Lorain Holding Inc.	Cayman Islands	100	$45,474,970

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please refer to Item 2 in Part 1 above under the heading Production Factors that Affect our Financial and Operational Condition for a description of the issuance of unregistered share in connection with the Company’s acquisition of Shandong Greenpia Foodstuff Co.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     REMOVED AND RESERVED

Not applicable

ITEM 5.     OTHER INFORMATION

None

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

Date: November 15, 2010

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer

/s/ Lin Fu
Lin Fu
Interim Chief Financial Officer