Form 10-K
period 2010-12-31
American Lorain CORP
filed 2011-03-31
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

(86) 539-7318818
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NYSE AMEX

Common Stock, par value $0.001 per share

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website ,if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [_]   No  [X]

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter were 14,125,379 and $40,116,076, respectively.

There were 34,419,709 shares of common stock outstanding as of March 30, 2011.

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
  “ALN” refers to American Lorain Corporation, a Nevada corporation (formerly known as Millennium Quest, Inc.).
  “ILH” refers to International Lorain Holding, Inc., a Cayman Islands company that is wholly - owned by ALN.
  “Junan Hongrun” refers to Junan Hongrun Foodstuff Co., Ltd.
  “Luotian Lorain” refers to Luotian Green Foodstuff Co., Ltd.
  “Beijing Lorain” refers to Beijing Green Foodstuff Co., Ltd.
  “Shandong Lorain” refers to Shandong Green Foodstuff Co., Ltd.
  “Dongguan Lorain” refers to Dongguan Green Foodstuff Co., Ltd.
  “Shandong Greenpia” refers to Shandong Greenpia Foodstuff Co., Ltd.
  “RMB” refers to Renminbi, the legal currency of China.
  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.
  “China” and “PRC” refer to the People’s Republic of China.

Overview of Our Business

We are an integrated food manufacturing company headquartered in Shandong Province, China. We develop, manufacture and sell the following types of food products:

  chestnut products,
  convenience foods (including ready-to-cook, or RTC, foods, ready-to-eat, or RTE, foods and meals ready-to-eat, or MRE); and
  frozen food products.

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We derive most of our revenues from sales in China, Japan and South Korea. In 2010, our primary strategy was to expand our brand equity in the Chinese market for our convenience food products while maintaining the steady growth and brand recognition for our chestnut products and frozen products, which we will continue to execute in 2011. In addition, we are working to expand our marketing efforts in Asia, Europe, the Middle East and North America. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

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

ALN owns 100% of ILH. ILH wholly owns two Chinese operating subsidiaries, Luotian Lorain and Junan Hongrun, directly. Junan Hongrun, in turn, wholly owns Dongguan Lorain. In addition, together with Junan Hongrun, ILH wholly owns Beijing Lorain, Shandong Greenpia, and owns approximately 80% of Shandong Lorain (Shandong Economic Development Investment Co. Ltd. owns approximately 20%). We sometimes refer to our six Chinese operating subsidiaries throughout this annual report on Form 10-K as the Lorain Group Companies. Below is an organizational chart of ALN, ILH and the Lorain Group Companies:

Products

Our products are categorized into the following three segments:

  chestnut products,
  convenience food products, and
  frozen food products.

We produced 241 products in 2010, including 15 new products in our chestnut and convenience foods segment. We also discontinued 4 products in 2010 in the convenience segment due to slow sales.

Our chestnut products and convenience foods were our main profit centers in 2010. Our convenience foods segment has been the fastest growing portion of our business and was one of the main catalysts of our growth during 2010. Frozen food products accounted for a smaller portion of our revenues in 2010 as compared with 2009 because we have been more focused on generating revenues from higher margin chestnut and convenience food products.

Chestnut Products

We believe that we are the largest chestnut processor and manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced 57 high value-added processed chestnut products in 2010, including 5 new products such as aerated chestnut with skin and chestnut paste. In 2010 and 2009, this segment contributed 54.9% and 60.7% of our total revenues, respectively.

Our best selling products in 2010 included our aerated open-bottom chestnuts, which are chestnuts packaged with nitrogen; sweetheart chestnuts, which are sweet preserved chestnuts; chestnuts in syrup, which are very popular in Japan and South Korea; and golden chestnut kernels. The majority of our chestnut products are natural and do not contain chemical additives.

The chestnut, in contrast to many other tree nuts, contains small quantities of oil and is very high in complex carbohydrates. This makes them useful for a wider food range than other common nuts. Chestnuts are commonly steamed, boiled, sugar stir-fried, roasted or added into dishes or desserts as an ingredient.

China is the largest grower of chestnuts in the world, followed by South Korea and Japan. In recent years, the chestnut production in South Korea and Japan has declined. This has been attributed to the increasing labor costs and operational costs incurred in growing chestnuts. Because of the declining domestic production, South Korean and Japanese customers have grown to rely more on imported chestnut products. Our strategy is to take advantage of these trends.

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

RTCs can be served after a few easy cooking procedures. Typically, when preparing a RTC, customers need only to heat the food in a microwave or boil it for several minutes before eating. Our best selling RTCs in 2010 were beef and lamb products.

RTEs can be served without any cooking. Our best selling RTEs in 2010 were various bean products and pickle products.

MREs are meal kits with self-heating devices or microwavable kits, such as microwavable rice boxes. Our self heating MREs are primarily for military use since no cooking device or other ingredients are needed other than water. We also introduced microwavable MREs for civilian uses such as camping, traveling and other situations since only simple preparation and a cooking device such as a microwave oven is required.

We produce various MREs based on Chinese cuisine, the best sellers of which were our pork with garlic sauce over rice and kungpao chicken with rice in 2010. Other MREs are based on other styles of food, such as Italian cuisine. Many of our convenience products are natural and do not contain chemical additives.

We produced 127 convenience food products in 2010, including 10 new products such as self-heating MRE rice products for civilian uses, which was previously exclusively for the army. In 2010 and 2009, this segment contributed 30.8% and 23.6%, respectively, of our total revenues.

Our convenience foods segment has been the fastest growing portion of our business and was one of the main catalysts of our growth during 2010. We expect our convenience foods segment to continue to be an important area of growth for our business in the future.

Frozen Food Products

We produce a variety of frozen foods, including frozen vegetables, frozen fruits, frozen fish, and frozen meats. We produced 61 frozen food products in 2010. Our best selling frozen foods in 2010 were frozen asparagus and frozen corn.

Our frozen food business allows us to mitigate the significant production seasonality of chestnut products and to increase the utilization rate of our production capacity. Historically, our frozen food division has been a significant portion of our business. With the growth of our convenience food segment, however, revenues and profits from our frozen food products as percentage to total revenue have decreased. In 2010 and 2009, this segment contributed 14.3% and 15.7%, respectively, of our total revenues. Gross margins in this segment are lower than the margins for chestnut products and convenience foods. We expect that the proportionate contribution of this business segment to our total revenues will continue to decline.

Our Manufacturing Facilities

General

We currently manufacture our products in six facilities in China, three of which are located in Junan County, Shandong Province, one in Luotian County, Hubei Province, one in Miyun County, Beijing City and one leased facility in Dongguan, Guandong Province. The following table indicates the year that operations commenced at each of the facilities and the size of the facilities:

	Year Operations	Facility Size
Facility	Commenced	(square meters)
Junan Hongrun	2002	38,865
Shandong Lorain	1995	15,392
Beijing Lorain	2003	21,000
Luotian Lorain	2003	9,558
Dongguan	2008	9,250
Shandong Greenpia	2010	9,179

Production Lines

We currently manufacture our products using 26 production lines. Each production line is used to produce between 10 and 50 products. We currently run three types of product lines:

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

The following table shows the number and types of production lines, the types of products produced and the production capacity at each facility:

Facilities	Production Lines	Product Portfolio	2010 Capacity
Junan Hongrun	1 Deep-freezing line 3 Convenience food lines 4 Canning lines	Chestnut products, frozen foods, beans, bean paste	Multi-purpose production lines with 44,000 tons of production capacity and 11,400 tons of cold and frozen storage
Shandong Lorain	1 Deep-freezing line 1 Convenience food line	Chestnut products, convenience foods, frozen foods	Multi-purpose production lines with 20,000 tons of production capacity and 3,500 tons of cold and frozen storage
Beijing Lorain	6 Convenience food lines 1 Deep-freezing line	Chestnut products, frozen foods	Multi-purpose production lines with 34,000 tons of production capacity and 4,650 tons of cold and frozen storage
Luotian Lorain	3 Convenience food lines 2 Deep-freezing lines	Chestnut products, convenience foods, frozen foods	Multi-purpose production lines with 24,000 tons of production capacity and 6,500 tons of cold and frozen storage
Dongguan factory	2 Convenience food lines	Convenience food	Multi-purpose production lines with 3,000 tons of production capacity and 2,250 tons of cold and frozen storage
Shandong Greenpia	2 Convenience food lines	Chestnut products, convenience foods	Multi-purpose production lines with 9,000 tons of production capacity and 1,500 tons of cold and frozen storage

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

Previously, most of our processed and convenience foods were produced at our Beijing Lorain plant. With the introduction of bean products in 2009, we expanded our facility in Junan Hongrun with the addition of three convenience food production lines designed specifically for bean products with current annual capacity of 13,500 metric tons.

We believe our facilities are adequate for our current levels of production. We anticipate, however, that we will require additional facilities and/or product lines as our business grows. We are exploring the possibility of alliances with one or more OEM partners for the production, in the short-term, of some of our convenience food products and frozen products should our facilities be inadequate to meet increasing demand. We are also exploring the possibility of leasing additional production lines to expand our production capacity. In 2008, we leased two convenience foods production lines in Dongguan, Guangdong Province, which increased production capacity by approximately 3,000 metric tons per year to meet our short-term needs. Given the relatively low cost to lease, we may continue to lease additional facilities in 2011, if needed. In the long-term, we plan to increase our own production capacity by acquiring or building new facilities, subject to the availability of adequate sources of funding.

Storage Capacity

Storage of our raw materials and inventory is a critical element of our business. Our raw materials and partially finished products need to be preserved in frozen storages (-18ºC to -20ºC) or constant temperature storages (-5ºC to 5ºC). Storage is particularly critical for our chestnut products because chestnuts are a seasonal fruit.

The following table illustrates on a facility by facility basis the type and capacity of our storage resources:

Facility	Storage Type	Number of	Capacity
		Storage Units	(metric tons)
Junan Hongrun	Frozen Storage	13	6,600
	Constant Temperature	8	4,800
Shandong Lorain	Frozen Storage	5	2,000
	Constant Temperature	3	1,500
Luotian Lorain	Frozen Storage	8	4,500
	Constant Temperature	4	2,000
Beijing Lorain	Frozen Storage	6	2,850
	Constant Temperature	3	1,800
Dongguan	Frozen Storage	2	800
	Constant Temperature	2	1,450
Shandong Greenpia	Constant Temperature	4	1,500
TOTAL		58	29,800

As we have expanded our production capacity, we have also expanded our storage capacity. All of the listed storage facilities are owned by us. In 2009, we expanded our storage capacity in Junan Hongrun by an additional 3,600 metric tons. In 2010, we also expanded storage facility in Dongguan by 1,000 metric tons and, through our acquisition of Shandong Greenpia, we have added four additional storage units with an aggregate capacity of 1,500 square meters. We may also lease additional storage facilities from time to time should circumstance require.

Agricultural Operations

We grow or set up agricultural co-ops with local farmers to supply ourselves with a small portion of chestnut, fruit and vegetable products. For the year ended December 31, 2009 and 2010, the supplies coming from agricultural operations have been immaterial. We believe, however, that development of agricultural facilities is a good strategy for the long-term. We anticipate that self grown agricultural products will enable us to assure adequacy of supply, promote quality and reduce cost, particularly for our high margin offerings. For example, by growing Korean cultivar chestnuts domestically, we expect to significantly reduce our supply costs for this premium product, while ensuring superior quality.

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

We began growing chestnuts in Shandong Province in 2003. Unlike most vegetables and fruits, chestnut trees have a 3-5 year growing phase before they can be harvested. Our current chestnut planting base has been self-supplying limited quantities of chestnuts to our production since 2007.

We began growing strawberries in 2008 in Shandong and peaches, apricots, pears and blackberries in 2009 in Beijing. We use these fruits in some of our frozen fruit products. We plan to continue to expand our agricultural operations over the next few years. Among other things, we plan to increase our self-production in China of Korean cultivar chestnuts. We expect to obtain funding for this expansion through a combination of commercial and government loans, including loans under Chinese government programs to promote agricultural industrialization. There is no assurance, however, that adequate funding for these purposes will be available to us.

Raw Materials

In 2010 and 2009, approximately 93% and 94% of our procured raw materials, respectively, consisted of agricultural products, including primarily chestnuts and vegetables, approximately 4% and 3%, respectively, consisted of packaging materials and approximately 3% consisted of condiments such as sugar, salt and flour.

Our Supply Sources

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, red meat, fish, eggs, rice and flour. Because of the diversity of available sources of these raw materials, we believe that our raw materials are currently in adequate supply and will continue to be so in the future.

We obtain our agricultural raw materials from three sources: domestic procurement (excluding self-supply), overseas markets, and self-supply. Domestic and overseas procurement accounted 97% and 2%, respectively, of our total raw material costs in 2009, with self-supply accounted for the remaining 1%. We obtained substantially all of our agricultural raw materials from domestic sources during 2010.

In 2010 and 2009, respectively, we procured approximately 55,200 and 69,364 metric tons of chestnuts and approximately 44,500 and 48,380 metric tons of vegetables and other raw materials from a number of third party suppliers, domestic and overseas, and produced approximately 60 and 49 metric tons of chestnuts from our own agricultural operations.

We select suppliers based on price and product quality. We typically rely on numerous domestic and international suppliers, including some with whom we have a long-term relationship. Our top 10 suppliers accounted for 17.4% and 21.3%, respectively, of the total procurement in 2010 and 2009 in value terms. We purchase from suppliers and farmers pursuant to supply contracts and underlying purchase orders. We have not entered into any long-term contracts with any of our suppliers.

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

Our Customers

We sell our products in 26 provinces and administrative regions in China and 42 foreign countries globally. In 2010 and 2009, approximately 73.3% and 70.5%, respectively, of our sales were made domestically and approximately 26.7% and 29.5%, respectively, were to international customers, primarily Japan and South Korea.

Our top ten customers contributed 20.5% and 26.2% of our total revenues in 2010 and 2009.  Approximately 11.2% in 2009 and 8.6% in 2010 were of our total sales were attributable to revenues from Shandong Lvan Import & Export Co., Ltd., a food trading company in China.

Domestic

In China, we sell our products through our own sales team and through third-party distributors. We have 36 sales offices in 21 provinces in China. In 2010 and 2009, we sold approximately 89% and 82%, respectively, of our products directly to our Chinese customers and approximately 11% and 18% through third-party distributors.

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

International

Our export sales destinations include:

  Asia pacific, primarily Japan, South Korea and Malaysia, but also Singapore, Philippines, Indonesia and Australia;
  Europe, primarily Belgium and the United Kingdom, but also France, Germany, the Netherlands, Spain, Poland, and Denmark
  the Middle East, primarily Saudi Arabia, Kuwait and Israel;
  North America, including the United States and Canada

We generate most of our sales in Asia. In 2010 and 2009, respectively, approximately 92.7% and 94.0% of our international sales were in Asia and approximately 5.3% and 4.5% were in Europe.

We sell our products to international markets primarily through export and trading agents and companies in China, as well as our own sales team located in China. Our sales team sells directly to wholesalers, food processors and mass merchandisers. Many of our customers are well known in their local food market. We have established long-term relationships with many international customers, especially in Japan and South Korea. We currently have no sales offices outside of China and do not use alternative methods to sell our products outside of China. We attend trade shows in Europe and other international markets in order to promote our products.

In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. These geological events caused significant damage in that region and have adversely affected Japan's infrastructure and economy. Several of our customers are located in Japan and they may experience in the future shutdowns as a result of these events, and their operations may be negatively impacted by these events. Japan accounted for 10.7% and 12.9% of our total revenue for the years ended December 31, 2010 and 2009, respectively. We do not expect the current crisis to harm our export sales to Japan because most of our products are distributed to Tokyo, Osaka, Nagoya, Kobe and Kyoto, which did not suffer direct damages in the earthquake or tsunami. In addition, demand for chestnuts, as a substitute for certain staple foods which may be of inadequate supply in certain regions in Japan, may increase. Thus far, we have not seen any negative impact based on existing export orders to Japan and do not foresee severe disruptions to our business. However, should the situation in Japan worsen, our exports to Japan may be negatively impacted.

Our Sales and Marketing Efforts

We seek to expand our customer base by:

  direct sales communications with our larger customers;
  sales through distributors to new customer bases;
  referrals from existing customers; and
  participation in domestic and international food exhibitions and trade conferences.

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In 2010 our marketing and branding efforts included supermarket advertising, internet advertising and contract with a local celebrity to promote certain convenience food products. We intend to increase our advertising and branding efforts given the consumer nature for many of our products. For the near future, our marketing efforts will continue to focus primarily on the domestic Chinese market for our chestnut and convenience food products.

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

The world market for chestnut products is highly fragmented. Our principal competitors in the chestnut product market are currently Hebei Liyuan, a Chinese company, and Foodwell Corporation, a South Korean company.

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

Our strongest competitors in the frozen food products market are currently Weifang Langdong Food Co. Ltd., Yuyao Hongji Food Co. Ltd. and Yantai Pengshun Food Co. Ltd., all of which are located in China.

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

We believe that we are able to provide our customers with greater selection and a more reliable supply than many of our competitors, which is especially important for our supermarket chain and large wholesaler customers. We produced 52 chestnut products in 2010. We believe that we are the sole provider of certain bottom-open chestnut and sweetheart chestnut products in China.

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

In 2008, we submitted an application for patent protection in the PRC for two of our technologies which support the production of our chestnut and convenience food products, with one successful patent grant and one denial. During 2009 and 2010, we submitted four additional patent applications, which are currently under review. These applications are still pending approval. (See “Intellectual Property” below.) We believe that our technology gives us an advantage over our Chinese competitors, allowing us to produce chestnut and convenience food products that are superior in quality and to offer more products varieties.

We believe that our reputation for quality also contributes to our competitiveness. We maintain high food safety standards, in order to satisfy both domestic and international requirements. We regularly test our products for quality and compliance with standards.

Intellectual Property

Trademarks

We use the trademarks and on all of our products sold in China.

Patents

We have developed the following three proprietary technologies to support our chestnut and convenience food production:

  The sweetheart chestnut is a premium product that is more expensive, and yields greater profit margins than our other chestnut products. Our proprietary technology relates to the process for evenly distributing throughout the chestnuts the syrup used to preserve the chestnuts. This technology enhances the texture of the chestnuts, preserves the natural form of the chestnuts and promotes the stability and uniformity of the chestnuts’ sweetness. In 2008, our patent application for this technology was approved by the State Intellectual Property Office of the PRC and is protected by PRC patent law for 20 years. We expect this technology to contribute to the growth of our sales of sweetheart chestnuts, which had been increasing at an annual rate of 25% to 30% over the past several years.

  Oden is a popular traditional Japanese dish, typically consisting of boiled eggs, daikon radish, konnyaku and processed fish cakes stewed in a light, soy-flavored dashi broth. Our technology relates to the process used to control the sterilization of the packaging for oden eggs. Our technology enables us to deliver convenience food products with unique freshness and authentic taste. This technology has been an important factor in expanding the market for our convenience foods products, particularly in Japan. Our patent application for this product was approved by the State Intellectual Property Office in February 2009.

  The pickle vegetable exhibition counter is ideal for shopping malls and supermarkets. It consists of the refrigerator cabinet which keeps the temperature low, and the exhibition cabinet, which sits above the refrigerator cabinet and with glass covers. The exhibition counter is intended for convenience observation and better preservation for the pickle vegetables. Our patent for this device was granted in April 2009.

We also have four patent applications pending with the State Intellectual Property Office of the PRC, including the preparation of aerated snack beans, frozen bottom open chestnuts, as well as the device and the preparation procedure for chestnut roasting within a high pressure cylinder device. The approval for patents typically takes 3 to 4 years.

We take reasonable steps to protect our proprietary information and trade secrets, such as limiting disclosure of proprietary plans, methods and the like on a need-to-know basis and requiring employees with access to our proprietary technology to enter into confidentiality arrangements. We believe that our proprietary technology and trade secrets are adequately protected.

Our Employees

As of December 31, 2010, we had a total of 2,050 full-time employees and 467 part-time employees. 696 of our full-time employees are directly employed by our subsidiary companies and the remaining employees are employed by Linyi Zhifu Labor Service Company, an outside company that leases employees to us to meet our staffing needs. As required by Chinese law, all employees are party to a written employment contract. We compensate the employees leased from Linyi Zhifu directly and pay Linyi Zhifu a service fee. Linyi Zhifu is responsible for the pension and social insurance benefits of the leased employees, as described below.

The following table sets forth the allocation of employees, both direct and leased, by job function.

Department	Number of
Employees

Production	2,154
Quality Control	67
Domestic Sales	102
Human Resources	7
Research and Development	40
International Sales	35
Finance	40
Procurement	25
Administration	40
Strategic planning	7
Total	2,517

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

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. We were required to contribute to the scheme on behalf of our direct employees at a rate of 24% of the average monthly salary for the years ended December 31, 2010 and 2009. In addition, we are required by Chinese law to cover our employees with various types of social insurance. We made contributions to the social insurance scheme on behalf of our direct employees at a rate of 4% of the average monthly salary for each employee for the years ended December 31, 2010, 2009, and 2008. As indicated above, Linyi Zhifu is responsible for contributions on behalf of the leased employees.

Our Research and Development Activities

Our research and development efforts are focused on three objectives:

  Superior product safety and quality;

  Reduction of operating costs; and

  Sustaining growth through the development of new products.

We have research and development staff at each of our facilities. In total, 40 employees are dedicated to research and development.

We rely heavily on customer feedback to assist us in the modification and development of our products. We also utilize customer feedback to assist us in the development of new products. Over the past several years, on average, we added 10 to 20 new varieties to our product portfolio each year. In 2010, we added 15 new products, most in our chestnut and convenience foods segment. In 2010, we discontinued 4 products,in the convenience food segment primarily due to slow sales..

The amount we spent on research and development activities during the years ended December 31, 2010 and 2009 was not a material portion of our total expenses for those years.

Government Regulation

As a manufacturer and distributor of food products, we are subject to regulations of China’s Agricultural Ministry. This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. It also regulates manufacturing practices, including quality assurance programs, for foods through its current goods manufacturing practices regulations, and specifies the standards of identity for certain foods, including the products sold by us, and prescribes the format and content of many of the products sold by us, the format and content of certain nutritional information required to appear on food products labels and approves and regulates claims of health benefits of food products.

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

In addition, we are required to obtain governmental approval, and to register with the State Administration for Industry and Commerce, in order to open a new facility in China. We have consistently obtained such approvals, and made such registrations, for our new facilities in the past and do not anticipate any difficulties in filing new registrations and obtaining new approvals in the future if needed.

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

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2010, the cost of our raw materials increased from $81,501,168 to $102,751,348 for an increase of approximately 26.1% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The prices that we have paid for our raw materials recently have experienced significant fluctuation. If these price fluctuations continue, our profit margins may be materially adversely affected.

The average price that we paid for chestnuts in 2010 and 2009 was approximately $1,286 per metric ton and $868 per metric ton, respectively, excluding value added taxes. We do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further, and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

Price inflation in China could affect our results of operation if we are unable to pass along raw material price increases to our customers.

Inflation in China has recently increased. Reports indicate that inflation in China increased to a 28-month high in November 2010. Because we purchase raw materials from suppliers in China, price inflation has recently caused an increase in the cost of our raw materials. Price inflation could affect our results of operation if we are unable to pass along raw material price increases to customers. In addition, if inflationary trends continue in China, China could lose its competitive advantage as a low-cost manufacturing venue, which could in turn lessen some of the competitive advantages of our being based in China. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

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

We have grown rapidly over the last few years. Our sales increased from $27,735,833 in 2004 to $184,176,567 in 2010. The number of product types we sold increased from approximately 100 in 2004 to approximately 241 in 2010. We intend to continue to expand the volume and variety of products we offer, as well as the geographical scope of our sales and production facilities. Our business growth could place a significant strain on our managerial, operational and financial resources. Our ability to manage future growth will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our workforce. Our personnel, systems, procedures and controls may not be adequate to support our future growth. Failure to effectively manage our expansion may lead to increased costs, a decline in sales and reduced profitability.

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

Our results of operations could be affected by natural events in the locations in which our customers operate.

Several of our customers have operations in locations that are subject to natural disasters, such as severe weather and geological events, which could disrupt the operations of those customers and suppliers as well as our operations. For example, in March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. These geological events caused significant damage in that region and have adversely affected Japan's infrastructure and economy. Several of our customers are located in Japan and they may experience in the future shutdowns as a result of these events, and their operations may be negatively impacted by these events. As a result, some or all of those customers may reduce their orders for our products, which could adversely affect our revenue and results of operations. In addition to the negative direct economic effects of recent events on the Japanese economy and on our customers and suppliers located in Japan, economic conditions in Japan could also adversely affect regional and global economic conditions. The degree to which these events, as well as future events, in Japan will adversely affect regional and global economies remains uncertain at this time. However, if these events cause a decrease in demand for our products, our financial condition and operations could be adversely affected.

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

A significant portion of our revenues has historically been derived from a limited number of customers, particularly in our chestnut products segment. Sales to our five largest customers accounted for approximately 21% and 16% of our total revenues in 2009 and 2010, respectively. The loss of any one of these customers, or a material decrease in purchases by any one of these customers, could adversely impact our revenues.

We rely primarily on distributors to sell our products. Any delays in delivery or poor handling by our distributors or third-party transport operators may affect our sales and damage our reputation.

In 2010, we sold our products through over 100 distribution service providers. The services provided could be suspended and could cause interruption to the supply of our products to domestic or overseas customers. Delivery disruptions may occur for various reasons beyond our control, including poor handling by service providers or third party transport operators, transportation bottlenecks, natural disasters and labor strikes, and could lead to delayed, damaged or lost deliveries. If our products are not delivered in a timely manner, our reputation could be harmed. If our products are damaged in the process of being delivered, we may be liable to pay for such damages incurred.

Failure of the market to accept our new products, or failure to obtain regulatory approval for our new products, may cause us to lose our competitive position in the food industry.

We introduced 19 new products in 2009 and 15 new products in 2010. We plan to introduce approximately 10 to 20 new products in 2011. The success of the new products we introduce depends on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences. We intend to introduce new products as well as alternative flavors, sizes and packaging for our existing products. We may not be able to gain market acceptance for our new products. Consumer preferences change, and any new products that we introduce may fail to meet the particular tastes or requirements of consumers, or may be unable to replace their existing preferences. Our failure to anticipate, identify or react to these particular tastes or changes could result in reduced demand for our products, which could in turn cause us to be unable to recover our development, production and marketing costs.

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

In 2008 and 2009, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. Starting from 2008, we gradually shortened credit terms for many of our international and domestic customers from between 30 and 180 days to between 30 and 60 days. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

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

If we are unable to raise additional financing when needed, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

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

Mr. Chen is the record owner of approximately 47% of our outstanding voting securities. As a result, he possesses significant influence over our business. For instance, Mr. Chen may elect our board of directors, authorize significant corporate transactions or prevent a future change in control of our company.

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

There are currently warrants outstanding to purchase up to an aggregate of 2,336,179 shares of our common stock. The term of 1,753,909 of these warrants expire in April 2015, the term of 501,115 of these warrants expire in October 2012, and the term of 81,155 of these warrants expire in January 2014. The exercise prices of these warrants range from $2.81 to $4.25 per share, subject to adjustment. If holders of these warrants exercise the warrants in exchange for shares of our common stock, such issuances may have a dilutive effect on the stock ownership of existing shareholders and may harm the market price of our stock. Furthermore, if we were to attempt to obtain additional financing during the term of these warrants, the terms on which we obtain such financing may be adversely affected by the existence of these warrants.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our primary facilities, which are owned except where otherwise indicated, are as follows:

Facility	Location	Approximate Size	Owned or Leased
		(Square Meters)

Junan Hongrun	Junan County, Shandong Province, PRC	171,931	Owned
Shandong Lorain	Junan County, Shandong Province, PRC	31,459	Owned
Beijing Lorain	Miyun County, Beijing Province, PRC	22,677	Owned
Luotian Lorain	Luotian County, Hubei Province, PRC	54,251	Owned
Dongguan Lorain	Dongguan County, Guandong Province, PRC	5,472	Leased
Shandong Greenpia	Junan County, Shandong Province, PRC	33,332	Owned

We also own or lease space for additional facilities, including refrigerated storage facilities, and smaller offices, including sales offices, located in China.

In the aggregate, we currently have land use rights to, or lease, 73 properties with approximately 319,122 square meters in the aggregate, consisting of manufacturing facilities, office buildings and land reserved for future expansion. We believe our current facilities provide adequate capacity for our current and projected needs.

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

Item 4. (REMOVED AND RESERVED)

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Our common stock is quoted on the NYSE AMEX under the symbol “ALN”. As of March 30, 2011 the closing price for our common stock was $2.51 per share.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
	Market Prices
	High	Low
Fiscal Year Ended December 31, 2010
First Quarter	$4.02	$2.79
Second Quarter	$3.60	$2.50
Third Quarter	$3.39	$2.55
Fourth Quarter	$3.13	$2.58

Fiscal Year Ended December 31, 2009
First Quarter	$1.06	$0.51
Second Quarter	2.52	0.52
Third Quarter	2.95	2.25
Fourth Quarter	3.34	2.37

Approximate Number of Holders of Our Common Stock

On December 31, 2010, there were 298 stockholders of record of our common stock.

Dividend Policy

We have not declared or paid cash dividends other than the payment of a dividend in April 2007 in connection with our reverse merger. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Issuances of Unregistered Securities

On January 5, 2010, we issued warrants to three service providers. These warrants are exercisable into an aggregate of 81,155 shares of our common stock and the warrants expire in January 2014. Based upon certain representations made by the grantees of these warrants, as set forth in the warrants, the warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

EQUITY COMPENSATION PLAN INFORMATION

Information for our equity compensation plans in effect as of the end of fiscal year 2010 is as follows:

	(a)	(b)	(c)
	Number of	Weighted-average	Number of
	securities to	exercise price of	securities
	be issued	outstanding	remaining
	upon	options, warrants	available for
	exercise of	and rights	future
	outstanding		issuance
	options,		under equity
	warrants		compensation
	and rights		plans
(excluding
securities
reflected in
column (a))
Plan category
Equity compensation plans approved by security holders	1,334,573	1.58	1,165,427
Equity compensation plans not approved by security holders	0	N/A	0
Total	1,334,573	1.58	1,165,427

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an integrated food manufacturing company headquartered in Shandong Province, China. We develop, manufacture and sell the following types of food products:
  chestnut products,
  convenience foods (including ready-to-cook, or RTC, foods, ready-to-eat, or RTE, foods and meals ready-to-eat, or MRE); and
  frozen food products.

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We believe that we are the largest chestnut processor and manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced 57 high value-added processed chestnut products in 2010. We derive most of our revenues from sales in China, Japan and South Korea. In 2010, our primary strategy was to expand our brand equity in the Chinese market for our convenience food products while maintaining the steady growth and brand recognition for our chestnut products and frozen products, we will continue to execute in 2011. In addition, we are working to expand our marketing efforts in Asia, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2010, the cost of our raw materials increased from $81,501,168 to $102,751,348, for an increase of approximately 26.1% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The average price that we paid for chestnuts in 2010 and 2009 was approximately $1,286 per metric ton and $868 per metric ton, respectively, excluding value added taxes. In past few years and most notably last year, increasing inflation pressures weighed on the Chinese economy, as well as on agricultural products. We do not have effective means and do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

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

We also funded approximately 43.9% and 71.2% of our working capital requirements in 2010 and 2009, respectively, from the proceeds of short-term loans from Chinese banks. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our average loan balance from short-term bank loans in 2010 and 2009 were approximately $36.3 million and $32.8 million, respectively. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing 2010, the Chinese government is implementing more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we completed two private placement financings in September 2010 and October 2009 with net proceeds of $9.0 million and $10.9 million, respectively, the proceeds of which were primarily used as working capital. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

We anticipate that our existing capital resources, cash flows from operations, current and expected short-term bank loans, as well as remaining proceeds from the September 2010 private placement and the loan from DEG will be adequate to satisfy our liquidity requirements through 2011. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

The crisis of the financial and credit markets worldwide in the second half of 2008 has led to a severe economic recession worldwide. Furthermore, the European countries experienced severe debt crisis during 2010 which further weighed on the global economic conditions as well as the financial market. The outlook for 2011 is still uncertain, but continuation or worsening of unfavorable economic conditions, including the ongoing global economy and capital markets disruptions, could have an adverse impact on our business, operating results or financial condition in a number of ways. For example, we may experience declines in revenues, profitability and cash flows as a result of reduced orders, delays in receiving orders, delays or defaults in payment or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. In addition, changes and volatility in the equity, credit and foreign exchange markets and in the competitive landscape make it increasingly difficult for us to predict our revenues and earnings into the future.

In 2010 and 2009, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. Starting from 2008, we gradually shortened credit terms for many of our international and domestic customers from between 30 and 180 days to between 30 and 60 days. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, and the differences between the two periods expressed in dollars and percentages:

	2010	2009	Increase / Decrease	Increase / Decrease
(in thousands of U.S. dollars)			($)	(%)
Revenue	184,177	146,772	37,405	25.5%
Cost of Revenue	(142,293)	(114,064)	(28,229)	24.7%
Gross profit	41,884	32,708	9,176	28.1%

Operating Expenses:
Selling and Marketing	(8,559)	(6,455)	(2,104)	32.6%
General and administrative	(5,807)	(3,647)	(2,160)	59.2%
Operating Income

Income from continuing	27,518	22,606	4,912	21.7%
operations

Non-operating Income
(Expenses):
Government grant	1,271	356	915	257.0%
Interest income	10	73	(63)	-85.8%
Other income	1,047	175	872	498.0%
Other expense	(416)	(327)	(89)	27.2%
Interest Expense	(4,352)	(3,352)	(1,000)	29.8%

Income before taxes	25,079	19,531	5,548	28.4%
Income Taxes	(5,830)	(4,223)	(1,607)	38.1%
Income before Minority	19,248	15,308	3,940	25.7%
Interest
Minority Interest	(1,409)	(900)	(509)	56.5%

Net Income	17,839	14,408	3,431	23.8%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Net Revenues. Net revenues increased by $37.4 million, or approximately 25.5%, to $184.2 million in 2010 from $146.8 million in 2009. This increase was attributable to the increased revenues generated from sales of each of our product segments, as reflected in the following table:

(in thousands	2010	2009	Increase /	Increase /
of U.S. dollars)	Revenues	Revenues	Decrease	Decrease
	($)	($)	($)	(%)
Chestnut Products	101,165	89,117	12,009	13.5%
Convenience Products	56,752	34,624	22,128	63.9%
Frozen Products	26,259	23,031	3,228	14.0%
Total	184,177	146,772	37,405	25.5%

The greatest increase in volume sold in 2010, as compared to 2009, was in the domestic PRC market. Revenues from sales in the Chinese domestic market increased by approximately $31.5 million, or approximately 30.5%, in 2010. As a percentage of total revenues, revenues from sales in the domestic PRC market increased to approximately 73.3% from approximately 70.5% in 2009.

In addition, in 2010, revenues from sales to Malaysia, Netherlands, United Kingdom, and United States as well as other countries increased, in the aggregate, approximately $11.1 million, or 48.3%, compared to 2009, partially offset by a decrease of an aggregate of $5.2 million, or 25.4%, of sales to Belgium, Saudi Arabia, Singapore, South Korea as well as other countries compared to 2009. See Note 16 to the financial statements contained elsewhere in this report for more information on the breakdown of our sales per geographic region.

Cost of Revenues. Our cost of revenues increased $28.2 million, or approximately 24.7%, to $142.3 million in 2010 from $114.1 million in 2009. This increase was attributable to the following factors, by percentage:

Category	Allocation of
Increase in
Cost
of Revenues
(%)
Raw Materials	26.1
Other Allocated Overhead	11.3
(depreciation, utilities, freight, equipment consumables)
Wages	5.5

Raw material costs increased to $102,751,348, or approximately 26.1%, in 2010 from $81,501,168 in 2009, primarily reflecting our increase operation and sales. Overhead expenses increased primarily due to increased depreciation expenses related to our new production lines in Junan Hongrun as well as the new storage facility in Dongguan Lorain. Wages increased due to increased employee base.

The following table reflects the changes in our cost of revenues in 2010 as compared to 2009 among our different segments:

(thousands of U.S. dollars)	2010 Cost of	2009 Cost of	Increase/
	Revenues	Revenues	(Decrease)
	($)	($)	(%)
Chestnut Products	77,136	68,263	13.0
Convenience Products	44,117	26,947	63.7
Frozen Products	21,040	18,854	11.6
Total	142, 293	114,064	24.7

Gross Profit. Our gross profit increased $9.2 million, or 28.1%, to $41.9 million in 2010 from $32.7 million in 2009 as a result of higher net revenues, partially offset by higher cost of revenues, for the reasons indicated above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased approximately $2.1 million, or 32.6%, to $8.6 million in 2010 from $6.5 million in fiscal year 2009. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

(in U.S. dollars)	Increase in
costs in 2010
over 2009
Wages (sales personnel)	539,736
Transportation	1,285,529
Advertising	143,324
Customer Entertainment	137,198
Port Fee	232,478

The increases listed in the table above were partially offset by an aggregate of $624,925 decreases of other factors, including utility, commission and sea transportation.

General and Administrative Expenses. Our general and administrative expenses increased approximately $2.2 million, or 59.2%, to $5.8 million in 2010 from $3.6 million in 2009. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

Increase in costs in 2010 over 2009
Wage and Social Security	540,983
Employee Welfare	236,924
Appraisal Expenses	48,588
Stock Option Expense	837,512

Government Subsidy Income

Government subsidy income increased from approximately $0.4 million in 2009 to approximately $1.3 million in 2010, representing grants received from the Hubei government, Junan County government and Miyun County government to assist us in our research and business development.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $5.5 million, or 28.4%, to $25.1 million in 2010 from $19.5 million in 2009 as a result of higher revenues, partially offset by higher costs of revenues and operating expenses, for the reasons indicated above.

Income Taxes

Income taxes increased $1.6 million, or 38.1%, to $5.8 million in 2010, as compared to $4.2 million in 2009. This increase was attributable to the higher income earned in 2010 as compared to 2009. Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises, without any tax holiday. However, the PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008 to continue utilizing such tax holidays until they are fully utilized. The income tax rates applicable to our Chinese operating subsidiaries in 2009, 2010, and 2011 are depicted in the following table:

	2009	2010	2011
Income Tax
Junan Hongrun	25%	25%	25%
Luotian Lorain	15%	15%	25%
Beijing Lorain	15%	15%	15%
Shangdong Lorain	25%	25%	25%
Dongguan Lorain	-	25%	25%
Shandong Greenpia	-	25%	25%

Minority Interest.

Shandong Economic Development Investment holds 19.8% of the equity of our subsidiary Shandong Lorain, which is reflected in the minority interest of $1.4 million in 2010 and $0.9 million in 2009.

Net Income.

Net income increased $3.4 million, or 23.8%, to $17.8 million in 2010 from $14.4 million in fiscal year 2009, as a result of the factors described above.

Liquidity and Capital Resources

General

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products and expanding our facilities. In the past, our primary sources of financing have been cash generated from operations and short-term loans from banks in China. In October 2009 and September 2010, we obtained approximately $11 million and 9 million, respectively, from two private placement transactions. We also secured a $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010 which we have drawn down $5 million as of December 2010. Proceeds from the private placement transactions and cash drawn down from the DEG loan, together with cash generated from operations and short-term bank loans, have been primarily used to fund our working capital needs, as well as addition to our construction in progress and purchase of fixed assets. At December 31, 2010 and 2009, cash and cash equivalents (including restricted cash) were $15.0 million $13.4 million, respectively.

We expect to continue to finance our operations and working capital needs in 2011 from cash generated from operations and short-term bank loans. In addition, we currently plan to finance or refinance approximately $8.8 million in the form of short-term bank loans in 2011. We expect that anticipated cash flows from operations and short-term bank loans will be sufficient to fund our operations through at least the next twelve months.

If available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide liquidity, if needed. Currently, the capital markets for small capitalization companies are difficult. Accordingly, we cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flows Data:
(in thousands of U.S. dollars)	For year ended December 31,
	2010	2009
Net cash flows provided by (used in) operating activities	24,429	(10,843)
Net cash flows provided by (used in) investing activities	(35,649)	(7,280)
Net cash flows provided by (used in) financing activities	7,837	26,503)

Operating Activities

Net cash provided by operating activities for 2010 was $24.4 million and net cash used in operating activities for 2009 was $10.8 million. The increase of approximately $35.3 million in net cash flows provided in operating activities resulted primarily from an increase in net income of $3.9 million, an additional decrease in prepayments of $25.9 million, and a lower decrease in accounts and other payables of $6.2 million, partially offset by additional increase in inventory of $1.2 million.

Investing Activities

During 2010, our uses of cash for investment activities are primarily purchase of plant and equipment as well as addition to constructions in progress related to the production lines and employee dormitory in Junan Hongrun as well as the storage facility in Dongguan Lorain. Net cash used in investing activities for 2010 and 2009 were $35.6 million and $7.3 million, respectively, with the increase of approximately $28.4 million resulted primarily from an increase of $15.7 million for the purchase of plant and equipment and an increase of $10.7 million for payments of construction in progress.

Financing Activities

Net cash provided by financing activities for 2010 and 2009 were $7.8 million and $26.5 million, respectively. The decrease of approximately $18.7 million in net cash provided by financing activities resulted primarily from an increase of $38.1 million for repayment of bank borrowings, partially offset by an increase of approximately $11.9 million in proceeds from bank borrowings and $9.5 million additional increase in bank note financings.

Loan Facilities

As of December 31, 2010 and 2009, we carried $25.2 million and $35.5 million short term bank loans from Chinese domestic banks. Please refer to Note 9 of the consolidated financial statements for details.

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

As of December 31, 2010, the particulars of the commonly controlled entities are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.2	$12,234,145
Luotian Lorain Co., Ltd	PRC	100	3,830,848
Junan Hongrun Foodstuff Co., Ltd	PRC	100	42,252,427
Beijing Lorain Co., Ltd	PRC	100	1,512,447
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	2,323,119
Dongguan Lorain Co,,Ltd	PRC	100	151,245
International Lorain Holding Inc.	Cayman Islands	100	47,065,474

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

We have the accounting policy regarding financial instruments for our financial statements in 2009 and 2010. We consider it critical because our business is becoming more global in nature and the use of fair value for financial instruments has been widely adopted by accounting bodies around the globe. With financial statements that are widely accepted and comparable in many jurisdictions we will have greater access to capital locally.

Recent accounting pronouncements

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation).

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB ASC 860 Transfers and Servicing), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 166 (FASB ASC 860 Transfers and Servicing) must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company has evaluated and determined that there was no material impact on the Company’s consolidated financial position or results of the operations.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement No. 167 (FASB ASC 810 Consolidation) shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company has evaluated and determined that there was no material impact on the Company’s consolidated financial position or results of the operations.

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ ( FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements. This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form. There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position. The Company has adopted the new accounting standard and determined that there was no material impact on the Company’s consolidated financial position or results of the operations.

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No.2010-13,”Compensation-Stock Compensation” (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2010 begins on page F-2 of this Annual Report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2010.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Item 9B OTHER INFORMATION.

The final voting results of each of the matters submitted to a vote of security holders during the Company’s annual meeting of shareholders held on December 29, 2010 were as follows:

1. Election of Directors:

	For	Withheld
Si Chen	21,636,685	17,419
Yundong Lu	21,636,389	17,715
Maoquan Wei	21,630,795	23,309
Dekai Yin	21,630,795	23,309
Yongjun Li	21,631,295	22,809
Tad M. Ballantyne	21,636,835	17,269

2. Ratification of Samuel H. Wong & Co., LLP as registered pubic accountants:

For	Against	Abstain	Broker Non-Votes
26,920,190	399,402	38,587	-

3. Ratification and approval of the transfer of shares by Mr. Si Chen to certain purchasers:

For	Against	Abstain	Broker Non-Votes
21,584,152	46,750	23,202	5,704,075

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The financial statements contained in the “Audited Financial Statements” beginning on page F-2 of this Annual Report on Form 10-K.

(b) Exhibits

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
4.1

Certificate of Designation of Series A Voting Convertible Preferred Stock of the registrant as filed with the Secretary of State of Delaware on April 9, 2007. Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8- K filed on May 9, 2007 in commission file number 0- 31619.

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
4.6

Registration Rights Agreement, dated as of September 9, 2010, by and among American Lorain Corporation and the purchasers named therein. Incorporated by reference to Exhibit 99.3 to the registrant’s current report on Form 8-K filed on September 13, 2010.

4.7

Stockholder Agreement, dated as of September 9, 2010, by and among American Lorain Corporation, the purchasers named therein and Si Chen. Incorporated by reference to Exhibit 99.4 to the registrant’s current report on Form 8-K filed on September 13, 2010.

10.1

Securities Purchase Agreement dated as of October 28, 2009, by and between American Loan Corporation and the purchasers named therein. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 29, 2009.

10.2

Securities Purchase Agreement dated as of September 9, 2010, by and among American Loan Corporation, Si Chen and the purchasers named therein. Incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on September 13, 2010.

10.3

Make Good Escrow Agreement, dated as of September 9, 2010, by and among American Lorain Corporation, the purchasers named therein, Si Chen and the collateral agent named therein. Incorporated by reference to Exhibit 99.2 to the registrant’s current report on Form 8-K filed on September 13, 2010.

10.4

Loan Agreement, dated May 31, 2010, between Junan Hongrun Foodstuff Co. Ltd. and DEG-Deutsche Investitions Und Entwicklungsgesellschaft MBH. Incorporated by reference to Exhibit 10.12 to the registrant’s quarterly report on Form 10-Q filed on August 11, 2010.

10.5	Employment Agreement by and between American Lorain Corporation and David She, dated October 22, 2010*
14	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.
21	List of subsidiaries of the registrant. *
23.1	Consent of Samuel H. Wong & Co., LLP *
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LORAIN CORPORATION

By:/s/ Si Chen
March 31, 2011	Si Chen
(Date Signed)	President, Director and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Si Chen	President , Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2011
Si Chen

/s/ David She	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2011
David She

/s/ Yundong Lu	Chief Operating Officer and Director	March 31, 2011
Yundong Lu

/s/ Dekai Yin	Director	March 31, 2011
Dekai Yin

/s/ Yongjun Li	Director	March 31, 2011
Yongjun Li

/s/ Maoquan Wei	Director	March 31, 2011
Maoquan Wei

/s/ Tad M. Ballantyne	Director	March 31, 2011
Tad M. Ballantyne

AMERICAN LORAIN CORPORATION

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED BALANCE SHEETS	F-2 – F-3
CONSOLIDATED STATEMENTS OF INCOME	F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5 – F-6
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY	F-7 – F-8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F- 9 – F-30

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have audited the accompanying consolidated balance sheets of American Lorain Corporation as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Lorain Corporation as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	Samuel H. Wong & Co., LLP
March 21, 2011	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Note	At December 31,	At December 31,
ASSETS		2010	2009
Current assets
Cash and cash equivalents	2(d)	$12,730,626	$12,111,532
Restricted cash	3	2,308,898	1,299,889
Short-term investment		9,447,585	7,320,248
Trade accounts receivable	4	33,226,612	23,025,772
Other receivables	5	1,492,850	8,440,791
Inventory	6	29,807,198	26,400,117
Advance to suppliers		7,744,976	16,938,872
Prepaid expenses and taxes		434,061	905,266
Deferred tax asset		103,713	199,867
Security deposits and other Assets		693,858	-
Total current assets		$97,990,377	$96,642,354

Non-current assets
Property, plant and equipment, net	7	72,095,007	41,280,407
Land use rights, net	8	4,877,438	3,871,547
Deposit		20,297	16,088
TOTAL ASSETS		$174,983,119	$141,810,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$25,164,469	$35,488,212
Long-term debt – current portion	13	218,935	-
Notes payable	10	4,249,977	-
Accounts payable		6,284,532	2,614,515
Taxes payable	11	3,266,502	2,235,341
Accrued liabilities and other payables	12	1,335,947	6,422,492
Customers deposits		89,370	13,842
Total current liabilities		$40,609,733	$46,774,402

Long-term liabilities
Long-term bank loans	13	5,030,930	294,873

TOTAL LIABILITIES		$45,640,663	$47,069,275

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

		At December 31,	At December 31,
	Note	2010	2009
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and 2009, respectively		-	-

Common stock, $0.001 par value, 200,000,000 shares authorized; 34,419,709 and 30,240,202 shares issued and outstanding as of December 31, 2010 and 2009, respectively	14	34,420	30,240
Additional paid-in capital	14	52,371,481	35,268,603
Statutory reserves	2(r)	11,340,739	8,895,477
Retained earnings		48,688,375	38,455,349
Accumulated other comprehensive income		9,475,745	6,068,569
Non-controlling interests	15	7,431,697	6,022,883

TOTAL STOCKHOLDER’S EQUITY		$129,342,457	$94,741,121

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY		$174,983,119	$141,810,396

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

		December 31,	December 31,
	Note	2010	2009

Net revenues	2(t),16	$184,176,567	$146,772,442
Cost of revenues		(142, 292,716)	(114,064,067)
Gross profit		$41,883,851	$32,708,375

Operating expenses
Selling and marketing expenses		(8,559,003)	(6,454,953)
General and administrative expenses		(5,807,074)	(3,646,815)
		(14,366,077)	(10,101,768)

Operating income		$27,517,774	$22,606,607

Government subsidy income		1,270,957	355,656
Interest income		10,375	73,186
Other income		1,047,234	175,117
Other expenses		(415,877)	(327,281)
Interest expense		(4,351,714)	(3,351,606)

Earnings before tax		$25,078,749	$19,531,679

Income tax	2(q),17	(5,830,472)	(4,222,705)

Net income		$19,248,277	$15,308,974
Net income attributable to:

-Common stockholders		$17,839,463	$14,408,112
-Non-controlling interest		1,408,814	900,862
		$19,248,277	$15,308,974

Earnings per share	2(u), 18
- Basic		$0.57	$0.55
- Diluted		$0.55	$0.55

Weighted average shares outstanding
- Basic		31,507,044	26,075,413
- Diluted		32,204,555	26,264,794

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	December 31,	December 31,
	2010	2009
Cash flows from operating activities
Net income	$19,248,277	$15,308,974
Stock and share based compensation	890,210	166,398
Depreciation of fixed assets	1,360,134	1,270,783
Amortization of intangible assets	144,611	202,539
Write down of short-term investments	587,117	-
Gain on acquisition of subsidiary	(383,482)	-
Change in assets and liabilities net of effects from acquisition of Shandong Greenpia:
(Increase)/decrease in accounts & other receivables	(2,549,494)	(1,800,407)
(Increase)/decrease in inventories	(2,812,750)	(1,572,195)
Decrease/(increase) in prepayment	9,665,103	(16,200,484)
Decrease/(increase) in deferred tax asset	96,155	(199,867)
Increase/(decrease) in accounts and other payables	(1,816,937)	(8,018,565)
Net cash (used in)/provided by operating activities	24,428,943	(10,842,825)

Cash flows from investing activities
Shandong Greenpia acquisition net of cash acquired	(1,695,315)	-
Purchase of plant and equipment	(17,566,907)	(1,868,300)
Payment of construction in progress	(11,188,400)	(481,203)
Sales (investment) in short term investment fund	-	105,756
(Increase)/decrease in restricted cash	(1,009,009)	2,416,109
Payments for the purchase of land use rights	(190,109)	(123,157)
Payments for security deposits	(698,067)	(16,088)
Purchase of land for short-term investment	(3,301,571)	(7,312,935)
Net cash used in investing activities	(35,649,378)	(7,279,819)

Cash flows from financing activities
Issuance of common stock	8,955,673	10,920,254
Repayment of notes	-	(5,208,485)
Proceeds from issuance of notes	4,249,977	-
Proceeds from bank borrowings	85,074,357	73,132,782
Repayment of bank borrowings	(90,443,107)	(52,341,668)
Net cash provided by/(used in) financing activities	$7,836,900	$26,502,883

Net Increase/(decrease) of Cash and Cash Equivalents	(3,383,535)	8,380,239
Effect of foreign currency translation on cash and cash equivalents	3,994,293	889,953

Cash and cash equivalents–beginning of year	12,111,532	2,841,339
Cash and cash equivalents–end of year	$12,722, 290	$12,111,532

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

Supplementary cash flow information:
Interest received	$10,375	$73,186
Interest paid	$4,457,597	$3,351,606
Income taxes paid	$5,157,436	$4,174,385

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR YEARS ENDED DECEMBER 31, 2010 AND 2009
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total
Balance, January 1, 2009	25,172,640	$25,172	$24,187,019	$5,438,723	$27,503,991	$5,178,616	$5,122,021	$67,455,542
Issuance of share based compensation	56,393	57	166,341	-	-	-	-	166,398
Issuance of common stock for cash	5,011,169	5,011	12,002,150	-	-	-	-	12,007,161
Issuance cost of common stock			(1,086,907)	-	-	-	-	(1,086,907)
Net income	-	-	-	-	15,308,974	-	-	15,308,974
Appropriations to statutory reserves	-	-	-	3,456,754	(3,456,754)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(900,862)	-	900,862	-
Foreign currency translation adjustment	-	-	-	-	-	889,953	-	889,953
Balance, December 31, 2009	30,240,202	$30,240	$35,268,603	$8,895,477	$38,455,349	$6,068,569	$6,022,883	$94,741,121

Balance, January 1, 2010	30,240,202	$30,240	$35,268,603	$8,895,477	$38,455,349	$6,068,569	$6,022,883	$94,741,121
Issuance of share based compensation	7,000	7	890,203	-	-	-	-	890,210
Issuance of common stock for cash	3,440,800	3,441	9,630,800	-	-	-	-	9,634,241
Issuance cost of common stock	-	-	(678,567)	-	-	-	-	(678,567)
Appropriations to additional paid in capital	-	-	5,161,175	-	(5,161,175)	-	-	-
Acquisition of Shandong Greenpia	731,707	732	2,099,267	-	-	-	-	2,099,999
Net income	-	-	-	-	19,248,277	-	-	19,248,277
Appropriations to statutory reserves	-	-	-	2,445,262	(2,445,262)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(1,408,814)	-	1,408,814	-
Unrealized gain (loss) on investment	-	-	-	-	-	(587,117)	-	(587,117)
Foreign currency translation adjustment	-	-	-	-	-	3,994,293	-	3,994,293
Balance, December 31, 2010	34,419,709	$34,420	$52,371,481	$11,340,739	$48,688,375	$9,475,745	$7,431,697	$129,342,457

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR YEARS ENDED DECEMBER 31, 2010 AND 2009
(STATED IN US DOLLARS)

	December 31,	December 31,
	2010	2009

Comprehensive Income
Net Income	$19,248,277	$15,308,974
Other Comprehensive Income
Foreign Currency Translation Adjustment	3,994,293	889,953
Total Comprehensive Income	$23,242,570	$16,198,927

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

1.	ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPAL ACTIVITIES

(a)	Organization history of American Lorain Corporation (formerly known as Millennium Quest, Inc.)

American Lorain Corporation (the “Company” or “ALN”) was originally a Delaware corporation incorporated on February 4, 1986. From inception through May 3, 2007, the Company did not engage in any active business operations other than in search and evaluation of potential business opportunity to become an acquiree of a reverse-merger deal. On May 3, 2007, the Company entered into a share exchange agreement as described under “Reverse-Merger” below. On November 12, 2009, the Company filed a statement of merger in the state of Nevada to transfer the Company’s jurisdiction from Delaware to Nevada.

(b)	Organization History of International Lorain Holding Inc. and its subsidiaries

ALN owns 100% of the equity of International Lorain Holding Inc. (“ILH”). ILH is a Cayman Islands company incorporated on August 4, 2006 and was wholly-owned by Mr. Hisashi Akazawa until May 3, 2007. ILH presently has two direct wholly-owned subsidiaries, Junan Hongrun and Luotian Lorain, and three indirectly wholly-owned subsidiaries through Junan Hongrun, which are Beijing Lorain, Dongguan Lorain, and Shandong Greenpia Foodstuff Co., Ltd. (“Shandong Greenpia”).

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

On June 28, 2010, the Company signed an equity transfer agreement with Shandong Greenpia. Shandong Greenpia was originally directly owned by Taebong Inc. and Shandong Luan Trade Company. The Company paid $2,100,000 to Korean Taebong Inc. for 50% equity of Shandong Greenpia on September 20, 2010. On September 23, 2010, the Company issued 731,707 shares of restricted stock at an agreed price of $2.87 per share to the owner of Shandong Luan Trade Company, Mr. Ji Zhenwei, for the remaining 50% equity of Shandong Greenpia. Since September 23, 2010, Shandong Greenpia was directly owned by both Junan Hongrun and ILH. As a result, Shandong Greenpia is 100% owned by the Company. Accordingly, the Company booked a gain of $383,482 which is included in the statement of income as other income.

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

The share exchange transaction is sometimes referred to hereafter as the “reverse-merger transaction.” The share exchange transaction has been accounted for as a recapitalization of ALN where the Company (the legal acquirer) is considered the accounting acquiree and ILH (the acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of ILH.

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
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

(d)	Business Activities

The Company develops, manufactures, and sells convenience foods (including ready-to-cook (or RTC) foods; ready-to-eat (or RTE) foods and meals ready-to-eat (or MRE); chestnut products; and frozen foods, in hundreds of varieties. The Company operates through indirect Chinese subsidiaries. The products are sold in 26 provinces and administrative regions in China and 42 foreign countries. Food products are categorized into three types: (1) chestnut products, (2) convenience food, and (3) frozen food.

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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the year ended December 31, 2010 in order to be consistent with the presentation provided for the year ended December 31, 2009. There was no impact in earnings for the regrouping.

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

As of December 31, 2010, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.2	$12,234,145
Luotian Lorain Co., Ltd	PRC	100	3,830,848
Junan Hongrun Foodstuff Co., Ltd	PRC	100	42,252,427
Beijing Lorain Co., Ltd	PRC	100	1,512,447
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	2,323,119
Dongguan Lorain Co,,Ltd	PRC	100	151,245
International Lorain Holding Inc.	Cayman Islands	100	47,065,474

(c)	Use of estimates

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

(d)	Cash and cash equivalents

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(e)	Investment securities

The Company classifies securities it holds for investment purposes into trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All securities not included in trading securities are classified as available-for-sale.

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

(h)	Customer deposits and advances to suppliers

Customer deposits were received from customers in connection with orders of products to be delivered in future periods.

Advance to suppliers is a good faith deposit paid to the supplier for the purpose of committing the supplier to provide product promptly upon delivery of the Company’s purchase order for raw materials, supplies, equipment, building materials etc. Pursuant to the Company’s arrangements with its suppliers, this deposit is generally 20% of the total amount contracted for. This type of transaction is classified as a prepayment category under the account name “Advance to Suppliers” until such time as the Company’s purchase order is delivered, at which point this account is reduced by reclassification of the applicable amount to the appropriate asset account such as inventory or fixed assets or construction in progress.

(i)	Property, plant and equipment

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	40 years
Landscaping, plant and tree	30 years
Machinery and equipment	10 years
Motor vehicles	10 years
Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(j)	Construction in progress

Construction in progress represents direct and indirect construction or acquisition costs. The construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the asset is completed and ready for intended use.

(k)	Land Use Rights

Land use rights are carried at cost and amortized on a straight-line basis over a specified period.

(l)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. An impairment is present if carrying amount of an asset is less than its undiscounted cash flows to be generated.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2010.

(m)	Advertising

All advertising costs are expensed as incurred.

(n)	Shipping and handling

All shipping and handling are expensed as incurred.

(o)	Research and development

All research and development costs are expensed as incurred.

(p)	Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statement of income as incurred.

(q)	Income taxes

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

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

	Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

(r)	Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $2,445,262 from retained earnings to statutory reserves during 2010. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

(s)	Foreign currency translation

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	12/31/2010	12/31/2009
Year end RMB : US$ exchange rate	6.6118	6.8372
Average yearly RMB : US$ exchange rate	6.7788	6.8408

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

(t)	Revenue recognition

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

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). The Company allows its customers to return products if they are defective. However, this rarely happens and amounts returned have been de minimis.

The Company gradually switched its sales model from direct sales to third party distributor model and issues 1% sales incentive to distributors. The Company modified it accounting policy for the recognition of revenue accordingly. Given the circumstances of how the Company conducts its incentive program, the Company books the payments settled in cash as a contra account to Gross Revenue, and includes the amount in its reported “net revenue”. The Company has considered the guidance in FASB ASC 605-50 (EITF 01-9) and will account for its sales incentive program accordingly.

(u)	Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the years ended December 31, 2010, 81,155 warrants were issued to certain service providers. During the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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

(v)	Financial Instruments

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

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

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income includes the foreign currency translation adjustment and unrealized gain or loss.

(y)	Recent accounting pronouncements

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation).

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB ASC 860 Transfers and Servicing), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 166 (FASB ASC 860 Transfers and Servicing) must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company has evaluated and determined that there was no material impact on the Company’s consolidated financial position or results of the operations.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement No. 167 (FASB ASC 810 Consolidation) shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company has evaluated and determined that there was no material impact on the Company’s consolidated financial position or results of the operations.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ ( FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements. This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form. There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position. The Company has adopted the new accounting standard and determined that there was no material impact on the Company’s consolidated financial position or results of the operations.

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No.2010-13,”Compensation-Stock Compensation” (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

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

4.	TRADE ACCOUNTS RECEIVABLE

	12/31/2010	12/31/2009
Trade accounts receivable	$33,562,514	$23,293,362
Less: Allowance for doubtful accounts	(335,902)	(267,590)
	$33,226,612	$23,025,772

Allowance for bad debt:	12/31/2010	12/31/2009
Beginning balance	$(267,590)	$(127,967)
Additions to allowance	(68,312)	(139,623)
Bad debt written-off	-	-
Ending balance	$(335,902)	$(267,590)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of December 31, 2010 and 2009:

	12/31/2010	12/31/2009
Advances to employees for purchase of materials	$-	$4,041,986
Advances to employees for job/travel disbursements	764,725	627,006
Amount due by a non-related enterprise	215,685	1,999,671
Other non-related receivables	512,440	1,772,128
	$1,492,850	$8,440,791

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

Specifically, the company uses every available employee to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. However none of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of December 31, 2010.

Related party receivable consisted of the following as of December 31, 2010 and 2009:

	12/31/2010	12/31/2009
Chen Si	$123,467	$541,245
Lu Yundong	-	32,358
Liu Gang	-	29,513
	$123,467	$603,116

Related party receivable represented advances issued by management for job or travel disbursement in the normal course of business. The receivable had no impact on earnings. As with other employees, officers sign notes when cash is issued to them as job or travel disbursement.

6.	INVENTORIES

Inventories consisted of the following as of December 31, 2010 and 2009:

	12/31/2010	12/31/2009
Raw materials	$18,128,883	$12,014,402
Finished goods	11,678,315	14,385,715
	$29,807,198	$26,400,117

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of December 31, 2010 and 2009:

	12/31/2010	12/31/2009
At Cost:
Buildings	$48,612,643	$29,181,372

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

Landscaping, plant and tree	2,852,998	2,758,944
Machinery and equipment	9,544,910	7,783,775
Office equipment	501,977	466,411
Motor vehicles	420,020	357,902
	$61,932,548	$40,548,404
Less: Accumulated depreciation
Buildings	(2,729,161)	(1,811,423)
Landscaping, plant and tree	(23,775)
Machinery and equipment	(3,998,121)	(3,226,015)
Office equipment	(312,872)	(264,039)
Motor vehicles	(225,832)	(230,341)
	(7,289,761)	(5,531,818)

Construction in Progress	17,452,220	6,263,821
	$72,095,007	$41,280,407

Construction in progress is mainly comprised of capital expenditures for construction of the Company’s new corporate campus, including offices, factories, and staff dormitories located at Junan Hongrun. Capital commitments for the construction are immaterial for the two years above.

Landscaping, plants, and trees accounts for the orchards that the Company has developed for agricultural operations. These orchards as well as the young trees which were purchased as nursery stock are capitalized into fixed assets. The depreciation is then calculated on a 30-year straight-line method when production in commercial quantities begins. The orchards have begun production in small quantities and the Company has accounted for depreciation commencing July 1, 2010.

8.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of December 31, 2010 and 2009:

	12/31/2010	12/31/2009
Land use rights, at cost	5,509,925	4,359,423
Less: Accumulated amortization	(632,487)	(487,876)
	$4,877,438	$3,871,547

All lands are owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. The land use rights are then amortized over the period of usage. Amortization expense for the years ended December 31, 2010 and 2009 were $144,611 and 202,538, respectively.

9.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following as of December 31, 2010 and 2009:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Remark	12/31/2010	12/31/2009
Loans from Junan County Construction Bank,
• Interest rate at 5.346% per annum due1/18/2010		$-	$212,075
• Interest rate at 5.346% per annum due 1/24/2010		-	144,796
• Interest rate at 5.346% per annum due 1/28/2010		-	153,572
• Interest rate at 5.346% per annum due 3/8/2010		-	153,571
• Interest rate at 5.346% per annum due 3/25/2010		-	153,572
• Interest rate at 5.346% per annum due 1/22/2010		-	394,899
• Interest rate at 5.346% per annum due 1/10/2010		-	394,898
• Interest rate at 5.346% per annum due 1/12/2010		-	475,340
• Interest rate at 5.841% per annum due 12/27/2010		-	716,667
• Interest rate at 5.346% per annum due 9/1/2010		-	1,170,073
• Interest rate at 5.346% per annum due 1/7/2010		-	1,462,587
• Interest rate at 5.610% per annum due 1/6/2011		128,558	-
• Interest rate at 5.841% per annum due 1/14/2011		483,983	-
• Interest rate at 5.610% per annum due 1/28/2011		3,223	-
• Interest rate at 5.841% per annum due 3/4/2011		393,236	-
• Interest rate at 5.841% per annum due 9/9/2011		1,209,958	-

Loan from Junan County Agriculture Bank,
• Interest rate at 7.965% per annum due 8/23/2010		-	1,608,846
• Interest rate at 7.965% per annum due 9/22/2010		-	1,447,961
• Interest rate at 6.804% per annum due 3/3/2010		-	1,462,587
• Interest rate at 7.965% per annum due 11/22/2010		-	643,538
• Interest rate at 6.804% per annum due 3/11/2010		-	2,193,881
• Interest rate at 6.804% per annum due 3/08/2010		-	1,755,104
• Interest rate at 7.965% per annum due 3/17/2010		-	3,363,950
• Interest rate at 6.903% per annum due 3/30/2011		95,284	-
• Interest rate at 7.434% per annum due 8/23/2011	A	1,512,447	-

Loan from Junan County Industrial and Commercial Banks,
• Interest rate at 5.346% per annum due1/8/2010		-	438,776
• Interest rate at 5.346% per annum due1/14/2010		-	541,157
• Interest rate at 5.346% per annum due1/25/2010		-	614,287
• Interest rate at 3.240% per annum due 3/15/2010		-	463,640
• Interest rate at 5.100% per annum due 1/18/2011		756,224	-
• Interest rate at 5.100% per annum due 1/20/2011		756,224	-
• Interest rate at 5.100% per annum due 1/26/2011		1,134,336	-
• Interest rate at 5.100% per annum due 2/8/2011		635,228	-
• Interest rate at 5.100% per annum due 2/22/2011		1,240,207	-

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

• Interest rate at 4.860% per annum due 3/15/2011	B	1,134,336	-

Loan from Junan County Agricultural Financial Institution,
• Interest rate at 10.939% per annum due 1/22/2010		-	1,170,070

Loan from Linyi Commercial Bank,
• Interest rate at 9.293% per annum due 1/19/2010		-	658,164
• Interest rate at 8.496% per annum due 12/21/2010		-	687,416
• Interest rate at 11.340% per annum due 12/16/2010		-	1,462,587
• Interest rate at 11.340% per annum due 12/14/2010		-	1,462,587
• Interest rate at 11.510% per annum due 1/21/2011	C	680,601	-
• Interest rate at 11.676% per annum due 12/15/2011	C	680,601	-

Beijing Miyun County Shilipu Rural
Financial Institution,
• Interest rates at 7.434% per annum due 1/20/2010		-	1,462,587
• Interest rates at 6.903% per annum on demand		-	2,778,915

China Merchants Bank, Beijing,
• Interest rate at 5.310% per annum on demand		-	731,294

Loan from China Agricultural Bank, Luotian Branch
• Interest rate at 6.372% per annum due 8/25/2010		-	1,901,363
• Interest rate at 6.372% per annum due 9/12/2011		1,134,336	-

Bank of Beijing,
• Interest rate at 6.903% per annum due 7/29/2010		-	292,517
• Interest rate at 6.672% per annum due 10/28/2011		302,489	-

East West Bank (Formerly United Commercial Bank), China Branch,
• Interest rate at 5.494% per annum due 1/14/2011	D	897,052	1,050,137

HSBC Miyun Branch,
• Interest rate at 6.804% per annum due 4/08/2010		-	292,517
• Interest rate at 5.840% per annum due 6/09/2011	E	302,489	-
• Interest rate at 6.372% per annum due 6/29/2011		983,091

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

• Interest rate at 6.804% per annum due 4/8/2011	E	302,489	-

Shenzhen Development Bank,
• Interest rate at 5.576% per annum due 12/29/2010		-	1,462,587
• Interest rate at 5.310% per annum due 9/14/2011		756,224	-

China Development Bank,
• Interest rate at 5.841% per annum due 6/27/2011	F	3,024,895	-

Luotian Agricultural Development Bank,
• Interest rate at 0.670% per annum due 12/11/2010		113,433	109,694

Luotian Sanliqiao Credit Union,
• Interest rate at 6.300% per annum due 11/5/2011		756,224	-

Beijing Rural Commercial Bank, Shilibao Branch,
• Interest rate at 7.434% per annum due 8/10/2011		2,571,161	-

China Agricultural Bank, Shandong Branch
• Interest rate at 7.2280% per annum due 12/27/2011		1,512,447

Shandong Junan Rural Credit Union
• Interest rate at 9.1155% per annum due 2/07/2011		1,209,958
Beijing International Trust Co., Ltd., (“BITIC”)
• Interest rate at 6.600% per annum due 12/14/2011		453,734	-
		$25,164,469	$35,488,212

The short-term loans, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital.

Remark:

A: A parcel of 12,726 square meters land use right and an 8,162 square meters building was used as collateral for this loan.

B: Accounts Receivable in the amount of $1,650,000 was used as collateral for this loan C: Machinery of $857,737 was used as collateral for these two loans.

D: A parcel of 19,507 square meters land use right, owned by Sishui Xinlu, was used as collateral for this loan.

E: Machinery and equipment was used as collateral for this loan. F: A land of 25,463 square meters was used as collateral

10.	NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2010 and 2009:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	12/31/2010	12/31/2009
Junan County Construction Bank,
• due at 1/26/2011	$378,112	$-
• due at 1/30/2011	846,971	-

Qingdao Evergrowing Bank,
• due at 6/13/2011	3,024,895	-
	$4,249,977	$-

Certain notes payable, as indicated above, do not have a stated rate of interest. These notes are payable on demand to the Company’s creditors.

11.	TAXES PAYABLES

Taxes payable consisted of the following as of December 31, 2010 and 2009:

	12/31/2010	12/31/2009
Value added tax payable	$377,562	$328,608
Corporate income tax payable	2,808,466	1,842,751
Employee payroll tax withholding	5,096	3,449
Property tax payable	38,819	12,279
Stamp tax payable	4,679	359
Sales tax payable	76	-
Land use tax payable	24,943	41,260
Import tariffs	6,861	6,635
	$3,266,502	$2,235,341

12.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of December 31, 2010 and December 31, 2009:

	12/31/2010	12/31/2009
Accrued salaries and wages	$-	$500,390
Accrued utility expenses	24,825	263,492
Accrued interest expenses	38,353	9,264
Accrued transportation expenses	472,836	344,841
Other accruals	110,683	184,860
Business and other taxes	479,850	2,344,746
Disbursement payable	177,543	2,750,547
Accrued staff welfare	31,857	24,352
	$1,335,947	$6,422,492

13.	LONG-TERM DEBT

Current portions of long-term debt consisted of the following as of December 31, 2010 and 2009:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	12/31/2010	12/31/2009
Loans from Luotian Agricultural Development Bank
• Interest rate at 2.100% per annum due 12/11/2011	26,468	-

Loans from East West Bank (Formerly United Commercial
Bank), China Branch
• Interest rate at 5.494% per annum due 1/14/2011	192,467	-

	$218,935	$-

Non-current portions of long-term debt consisted of the following as of December 31, 2010 and 2009:

	12/31/2010	12/31/2009
Loans from Luotian Agricultural Development Bank
• Interest rate at 2.100% per annum due 12/11/2011	-	25,595

Loans from East West Bank (Formerly United Commercial
Bank), China Branch
• Interest rate at 5.494% per annum due 1/14/2011	-	269,278

Loans from Deutsche Investitions-und
Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 9/16/2016	5,030,930	-
	$5,030,930	$294,873

The Company’s loan with DEG will be repaid in semi-annual installments beginning September 15, 2012. The loan was collateralized with the following terms:

(a.)	Create and register a first ranking mortgage in the amount of about USD 12,000,000 on its land and building in favor of DEG.
(b.)

Undertake to provide a share pledge of Mr. Si Chen shares in the sponsor in the amount of about USD 12,000,000 and being the majority shareholder in the sponsor in form and substance satisfactory to DEG

(c.)

The total amount of the first ranking mortgage as indicated in the Loan Agreement (Article 12(1)(a)) and the value of the pledged shares of Mr. Si Chen (Loan Agreement (Article 12(1)(a))) should be at least USD 24,000,000.

(d.)	Undertake to provide a guarantee from the Shareholder in form and substance satisfactory to DEG

14.	CAPITALIZATION

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged until through December 31, 2007. In connection with the financing, the Company also issued 1,037,858 and 489,330 warrants to the PIPE investors and placement agent, respectively. During 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207 shares; however, because the holders did not pay in cash for the warrants, 110,752 of those shares were cancelled as consideration in lieu of the warrant holders paying in cash. Ultimately, 249,455 of new shares were issued to those who exercised their warrant. The Company also made an adjustment to its outstanding share count for rounding errors as result of the split and reverse splits made at the time of the reverse merger. The number of shares in the adjustment was an addition of seven shares. The Company believes the adjustment of seven shares is immaterial to both prior and current earnings per share calculation. As detailed in the table below, the total number of outstanding shares at December 31, 2010 was 31,419,709.

During the year 2009, the Company issued 56,393 shares of stock to its employees and vendors and 5,011,169 shares to investors. The Company issued 1,334,573 stock options to employees on July 28, 2009. 1,753,909 shares of Series A warrants and 501,115 shares of Series B warrants were issued to investors on October 28, 2009.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

During the year 2010, the Company issued 2,000 shares to a service provider on February 10, 2010 and 81,155 warrants to various service providers on January 5, 2010. The Company issued to investors 3,440,800 shares at an agreed price of $2.80 per share for a PIPE financing on September 10, 2010. This financing brought $8,955,730 net proceeds to the Company. The Company issued 5,000 shares to its employee on 9/23/2010. 731,707 shares of restricted stock were issued to the owner of Shandong Greenpia, Mr. Ji Zhenwei on September 24, 2010 as part of acquisition cost. The total number of shares issued and outstanding is 34,419,709 as of December 31, 2010.

During the year 2010, the Company transferred 5,161,176 from retained earnings to additional paid up capital and 2,445,262 from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
Common stock at 12/31/2010			34,419,709

	Number of warrants
Warrants and options	or options	Issuance date	Expiration date
Warrants issued to investors in 2007 PIPE	1,037,858	5/3/2007	5/2/2010
Warrants issued to placement agent in 2007 PIPE	489,330	5/3/2007	5/2/2010
Employee stock options	1,334,573	7/28/2009	7/27/2014
Warrants issued to investors in 2009 PIPE - Series A	1,753,909	10/28/2009	4/28/2015
Warrants issued to investors in 2009 PIPE - Series B	501,115	10/28/2009	10/28/2012
Issued to service provider A during 2010	50,722	1/5/2010	1/2/2014
Issued to service provider B during 2010	20,289	1/5/2010	1/2/2014
Issued to service provider C during 2010	10,144	1/5/2010	1/2/2014
Total warrants and options	5,197,940

15.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the 19.8% equity of Shandong Lorain held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

16.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of December 31, 2010 and 2009:

Category	12/31/2010	12/31/2009
Chestnut	$101,165,457	$89,117,729
Convenience food	56,751,766	34,623,978
Frozen food	26,259,344	23,030,735
Total	$184,176,567	$146,772,442

Revenue by geography consisted of the following as of December 31, 2010 and 2009:

Country	12/31/2010	12/31/2009
Australia	$327,087	$162,213
Belgium	2,979,263	4,093,828
Canada	57,088	-
Chile	18,126	-
China	135,028,823	103,504,689
Denmark	16,221	-
France	910,881	973,620
Germany	920,178	454,225
Hong Kong	470,434	594,533
Indonesia	172,118	-
Israel	426,437	-
Japan	19,649,089	18,898,539
Kuwait	165,499	-
Malaysia	2,177,511	944,475
Netherlands	1,558,792	251,870
Philippines	314,125	-
Poland	185,264	-
Saudi Arabia	144,216	1,156,734
Singapore	862,862	2,373,203
South Korea	9,816,362	11,030,072
Spain	540,546	279,851
Taiwan	1,910,243	492,147
United Kingdom	2,609,928	571,247
United States	2,915,474	854,348
Yemen	-	136,848
Total	$184,176,567	$146,772,442

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

17.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the years ended December 31, 2010 and 2009.

	12/31/2010	12/31/2009
Income attributed to PRC	$26,384,934	$19,976,285
Loss attributed to US*	(1,306,185)	(444,606)
Income before tax	25,078,749	19,531,679

PRC Statutory Tax at 25% Rate	5,906,670	4,422,546
Effect of tax exemption granted	(76,199)	(199,841)
Income tax	$5,830,472	$4,222,705

Per Share Effect of Tax Exemption

	12/31/2010	12/31/2009
Effect of tax exemption granted	$76,199	$199,841
Weighted-Average Shares Outstanding Basic	31,507,044	26,075,413
Per share effect	$0.002	$0.008

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the years ended December 31, 2010 and 2009:

	2010	2009
U.S. federal statutory income tax rate	$35%	$35.00%
Lower rates in PRC, net	-10%	-10.00%
Tax holiday for foreign investments	-1.75%	-3.38%
The Company’s effective tax rate	$23.25%	$21.62%

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays were terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

The Company has accrued a deferred tax asset as a result of its net operating loss in 2009 because the Company planned to setup operations in the United States. The company anticipates that the operations within the United States will generate income in the future so that it will be able to take full advantage of the accrued asset. Accordingly the Company has not provided a valuation allowances for the accrued tax asset.

The Company’s has detailed the tax rates for its subsidiaries for 2010 and 2009 in the following table.

Income Tax Rate	2010	2009
International Lorain	0%	0%
Junan Hongran	25%	25%
Luotian Lorain	15%	15%
Beijing Lorain	15%	15%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	0%
Dongguan Lorain	25%	25%

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

18.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	12 months	12 months
	ended	ended
	December 31,	December 31,
	2010	2009

Basic Earnings Per Share Numerator
Net Income	$17,839,463	$14,408,112

Income Available to Common Stockholders	$17,839,463	$14,408,112

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$17,833,959	$14,408,112

Income Available to Common Stockholders on Converted Basis	$17,833,959	$14,408,112

Original Shares:
Additions from Actual Events
-Issuance of Common Stock	31,507,044	26,075,413
Basic Weighted Average Shares Outstanding	31,507,044	26,075,413

Dilutive Shares:
Additions from Potential Events
Exercise of Investor Warrants & Placement Agent Warrants	22,638	-
Exercise of Employee & Director Stock Options	674,873	189,381
Diluted Weighted Average Shares Outstanding:	32,204,555	26,264,794

Earnings Per Share
- Basic	$0.57	$0.55
- Diluted	$0.55	$0.55

Weighted Average Shares Outstanding
- Basic	31,507,044	26,075,413
- Diluted	32,204,555	26,264,794

19.	SHARE BASED COMPENSATION

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

Given the materiality and nature of share based compensation, the entire expense has been recorded as general and administrative expenses.

During the period ended December 31, 2010, the Company recorded a total of $890,209 stock option and its related general and administrative expenses.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $4.99	1,334,573 shares
$5.00 - $9.99	0 shares
$10.00 - $14.99	0 shares

No tax benefit has yet to be accrued or realized. For the period ended December 31, 2010 the Company has yet to repatriate its earnings, accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes Model to value the warrants granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

Weighted-average fair value of grants:	$1.5955
Risk-free interest rate:	2.01%
Expected volatility:	5.11%
Expected life in months:	42.00

19.	LEASE COMMITMENTS

The Company has entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at December 31, 2010 are shown in the following table:

From	To	Lease payment
1/1/2011	12/31/2011	$84,259
1/1/2012	12/31/2012	84,259
1/1/2013	12/31/2013	87,536
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$683,435

The outstanding lease commitment as of December 31, 2010 was $683,435.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

The minimum future lease payments for this property at December 31, 2009 are shown in the following table:

From	To	Lease payment
1/1/2010	12/31/2010	$84,245
1/1/2011	12/31/2011	84,245
1/1/2012	12/31/2012	84,245
1/1/2013	12/31/2013	87,521
1/1/2014	12/31/2014	92,670
1/1/2015	12/31/2015	92,670
1/1/2016	12/31/2016	92,670
1/1/2017	12/31/2017	92,670
1/1/2018	8/9/2018	56,631
		$767,567

The outstanding lease commitment as of December 31, 2009 was $767,567.

20.	RISKS

A.	Credit risk

Since the Company’s inception, the age of account receivables have been less than one year indicating that the Company is subject to minimal risk borne from credit extended to customers.

B.	Interest risk

The company subject to the interest rate risk when their short term loans become due and require refinancing.

C.	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

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

D.	Environmental risks

The Company has procured environmental licenses required by the PRC government. The Company has both a water treatment facility for water used in its production process and secure transportation to remove waste off site. In the event of an accident, the Company has purchased insurance to cover potential damage to employees, equipment, and local environment.

E.	Inflation Risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed on the Company’s customers could adversely impact the Company’s results of operations.

AMERICAN LORAIN CORPORATION

CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have audited the accompanying condensed balance sheets of American Lorain Corporation as of December 31, 2010 and 2009 and the related condensed statements of income, stockholders' equity and cash flows for the years then ended. These condensed financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these condensed financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the condensed financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the condensed financial statements referred to above present fairly, in all material respects, the financial position of American Lorain Corporation as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	Samuel H. Wong & Co., LLP
March 21, 2011	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Note	At December 31,	At December 31,
ASSETS		2010	2009
Current assets
Cash and cash equivalents	2(d)	$8,646	$6,056
Intercompany receivables	3	2,404,451	190,000
Related party receivables	4	67,523	69,037
Prepaid expenses		-	34,375
Prepaid taxes		-	33,028
Deferred tax asset	5	-	151,166
Total current assets		$2,516,620	$483,662

Non-current assets
Investments in subsidiaries	6	43,172,816	34,634,945
TOTAL ASSETS		$45,689,436	$35,118,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Wage payable		$7,941	$-
Other payables		15,000	-
Intercompany payables	7	137,261	113,261
Accrued liabilities		80,000	-
Total current liabilities		$240,202	$113,261

TOTAL LIABILITIES		$240,202	$113,261

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and 2009, respectively		-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 34,419,709 and 30,240,202 shares issued and outstanding as of December 31, 2010 and 2009, respectively		$34,420	$30,240
Additional paid-in capital		47,210,306	35,268,603
Retained earnings		(1,795,492)	(293,440)
TOTAL STOCKHOLDER’S EQUITY		$45,449,234	$35,005,403

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY		$45,689,436	$35,118,607

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONDENSED STATEMENTS OF INCOME
FOR YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

		December 31,	December 31,
	Note	2010	2009

Net revenues		$-	$-
Cost of revenues		-	-
Gross profit		$-	$-

Operating expenses
Selling and marketing expenses		-	-
General and administrative expenses		1,350,886	444,663
Total operating expenses		(1,350,886)	(444,663)

Operating income/(loss)		$(1,350,886)	$(444,663)

Interest income		-	57

Loss before tax		$(1,350,886)	$(444,606)

(Income tax)/ Deferred tax benefit		(151,166)	151,166

Net loss		$(1,502,052)	$(293,440)

Earnings Per Share
-Basic		(0.05)	$(0.01)
-Diluted		(0.05)	(0.01)

Weighted average shares outstanding
-Basic		31,507,044	26,075,413
-Diluted		32,204,555	26,518,515

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	December 31,	December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(1,502,052)	$(293,440)
Stock and share based compensation	890,210	166,398
Decrease/(increase) in intercompany receivables	(2,250,450)	(190,000)
Decrease/(increase) in intercompany receivables	1,514	(69,037)
Decrease/(increase) in prepaid expenses	34,375	(34,375)
Decrease/(increase) in prepaid taxes	33,028	(33,028)
Decrease/(increase) in deferred tax asset	151,166	(151,166)
Increase/(decrease) in wage payable	7,941	-
Increase/(decrease) in other payables	15,000	-
Increase/(decrease) in intercompany payables	24,000	113,261
Increase/(decrease) in accrued liabilities	80,000	-
Net cash used in operating activities	(2,515,268)	(491,387)

Cash flows from investing activities
Investments in subsidiaries	(8,537,871)	(10,422,504)
Net cash used in investing activities	(8,537,871)	(10,422,504)

Cash flows from financing activities
Issue of common stock	11,055,729	10,919,947
Net cash provided by/(used in) financing activities	$11,055,729	$10,919,947

Net Increase of Cash and Cash Equivalents	2,590	6,056

Cash and cash equivalents–beginning of year	6,056	-

Cash and cash equivalents–end of year	$8,646	$6,056
Supplementary cash flow information:
Interest received	-	57
Interest paid	-	-
Income taxes paid	$-	$-

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Number		Additional
	Of	Common	Paid-in	Retained
	Shares	Stock	Capital	Earnings	Total
Balance, January 1, 2009	25,172,640	$25,172	$24,187,019	-	$24,212,191
Issuance of share based compensation	56,393	57	166,341	-	166,398
Issuance of common stock for cash	5,011,169	5,011	12,002,150	-	12,007,161
Issuance cost of common stock			(1,086,907)	-	(1,086,907)
Net loss	-	-	-	(293,440)	(293,440)
Balance, December 31, 2009	30,240,202	$30,240	$35,268,603	$(293,440)	$35,005,403

Balance, January 1, 2010	30,240,202	$30,240	$35,268,603	$(293,440)	$35,005,403
Issuance of share based compensation	7,000	7	890,203	-	890,210
Issuance of common stock for cash	3,440,800	3,441	9,630,800	-	9,634,241
Issuance cost of common stock	-	-	(678,567)	-	(678,567)
Acquisition of a new company	731,707	732	2,099,267	-	2,099,999
Net loss	-	-	-	(1,502,052)	(1,502,052)
Balance, December 31, 2010	34,419,709	$34,420	$47,210,306	$(1,795,492)	$45,449,234

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

1.	ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPAL ACTIVITIES

(a)	Organization History of American Lorain Corporation and its subsidiaries

American Lorain Corporation (the “Company” or “ALN”) is a corporation incorporated on February 4, 1986 and was formerly known as Millennium Quest, Inc. From inception through May 3, 2007, the Company did not engage in any active business operations other than in search and evaluation of potential business opportunity to become an acquiree of a reverse-merger deal. On May 3, 2007, the Company entered into a share exchange agreement. On November 12, 2009, the Company filed a statement of merger in the state of Nevada to transfer the Company’s jurisdiction from Delaware to Nevada.

On May 3, 2007, the Company entered into a share exchange agreement with International Lorain Holding Inc. (“ILH”), whereby the Company consummated its acquisition of ILH by issuance of 697,663 Series B voting convertible preferred shares to the shareholders of ILH in exchange of 5,099,503 ILH shares. Concurrently on May 3, 2007, the Company also entered into a securities purchase agreement with certain investors and Mr. Hisashi Akazawa and Mr. Si Chen (each a “beneficial owner”) whereby the Company issued 319,913 (after reverse-split at 32.84 from 10,508,643) common shares to its shareholders as consideration of the Company’s reverse-merger with Lorain. The Company owns 100% of ILH.

ALN owns 100% of the equity of International Lorain Holding Inc. (“ILH”). ILH is a Cayman Islands company incorporated on August 4, 2006 and was wholly-owned by Mr. Hisashi Akazawa until May 3, 2007. ILH presently has two direct wholly-owned subsidiaries, Junan Hongrun and Luotian Lorain, and three indirectly wholly-owned subsidiaries through Junan Hongrun, which are Beijing Lorain, Dongguan Lorain, and Shandong Greenpia Foodstuff Co., Ltd. (“Shandong Greenpia”).

(b)	Business Activities

Prior to May 3, 2007, when ALN completed a reverse merger with ILH, ALN did not engage in any active business operations other than in search and evaluation of potential business acquisition target. Currently, ALN mainly serves as holding company of its subsidiaries through the reverse-merger.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting. These financial statements have been prepared without consolidating the Company’s subsidiaries which constitutes a departure from GAAP.

(b)	Use of estimates

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

(c)	Economic and political risks

The Company’s subsidiaries operate in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

The Company’s subsidiaries in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The subsidiaries’ results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(d)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(e)	Income taxes

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

The Company’s subsidiaries are subject to PRC tax laws.

(f)	Earnings per share

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

(g)	Financial Instruments

The Company’s financial instruments are cash and cash equivalents, intercompany receivables, related party receivables, prepaid expenses, prepaid taxes and related party payables. The recorded values of cash and cash equivalents, related party receivables, prepaid expenses, prepaid taxes, intercompany receivables and related party payables represent approximate their fair values based on their short-term nature.

(h)	Recent accounting pronouncements

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ ( FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements. This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form. There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position. The Company has adopted the new accounting standard and determined that there was no material impact on the Company’s consolidated financial position or results of the operations.

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No.2010-13,”Compensation-Stock Compensation” (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

2.	INTERCOMPANY RECEIVABLES

Intercompany receivables consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Shandong Lorain Co., Ltd.	190,000	190,000
Junan Hongrun Foodstuff Co., Ltd.	2,250,450	-
	$2,440,450	$190,000

3.	RELATED PARTY RECEIVABLES

Related party receivables consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Chen Si	67,523	69,037
	$67,523	$69,037

4.	DEFERRED TAX ASSET

The Company has a net operating loss of 1,502,052 and 444,606 during the years of 2010 and 2009. As the Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years, so the deferred tax asset is calculated as following:

	Taxable Income	Taxable Income Not
Tax Rate	Over	Over	Deferred Tax Asset
15%	0	50,000	$7,500
25%	50,000	75,000	6,250
34%	75,000	100,000	8,500
39%	100,000	335,000	91,650
34%	335,000	10,000,000	37,266
Deferred Tax Asset Total			$151,166

AMERICAN LORAIN CORPORATION

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

Since the Company re-domiciled its jurisdiction from Delaware to Nevada and the Company has not implemented a plan to have any business transactions within the United States, the deferred tax asset was reversed and no allowance was made.

6.	INVESTMENT IN SUBSIDIARIES

Investment consisted of the following as of December 31, 2010 and 2009:

	2010	2009
International Lorain Holding, Inc.	43,172,816	34,634,945
	$43,172,816	$34,634,945

ALN made investments to Junan Hongrun Foodstuff Co., Ltd. during the year after the financing transaction of American Lorain Corporation from a private placement.

7.	INTERCOMPANY PAYABLES

Intercompany payables consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Shandong Lorain Co., Ltd.	137,261	113,261
	$137,261	$113,261