Form 10-K/A
period 2010-12-31
American Lorain CORP
filed 2011-05-02
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).

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

There were 34,419,709 shares of common stock outstanding as of April 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III will either be included in the registrant’s definitive information statement filed with the Securities and Exchange Commission or in an amendment to this Form 10-K no later than 120 days after the end of the registrant’s fiscal year, to the extent required by the Securities Exchange Act of 1934, as amended.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of American Lorain Corporation (“we”, “us”, “our”, or the “Company”) for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original Filing”). Since we will not file our definitive proxy statement within 120 days of our fiscal year ended December 31, 2010, we are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing. Furthermore, we are including Exhibit 23.1, attached hereto. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the name, age and position of each of our current directors as well as the date that each officer began their service as a director.

Name	Age	Position	Director Since
Si Chen	48	Chairman, Chief Executive Officer, President and Director	2007
Yundong Lu	36	Chief Operating Officer and Director	2008
Maoquan Wei	64	Director	2008
Dekai Yin	58	Director	2009
Yongjun Li	49	Director	2009
Tad M. Ballantyne	56	Director	2009

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

Name	Age	Position	Executive Officer Since
Si Chen	48	Chairman, Chief Executive Officer, President and Director	2007
David She	27	Chief Financial Officer	2010
Yundong Lu	36	Chief Operating Officer and Director	2008
See “Directors” on page 1 above for information on Messrs. Chen and Lu.

MR. DAVID SHE. Mr. David She became our chief financial officer on December 10, 2010. Prior to his appointment, Mr. She held various positions, and most lately as Chief Financial Officer, at China Natural Gas, Inc. from 2008 to 2010, where he oversaw financial operations and managed the company's financial growth. His duties included the oversight of quarterly and annual filings with the U.S. Securities and Exchange Commission, evaluating and executing financing alternatives, and managing the investor relations program. Mr. She also served as a securities analyst for West China Securities in Beijing in 2006. He received bachelor's degrees in mathematics and business administration from Beijing Institute of Technology as well as a master's degree in finance from the State University of New York in Buffalo.

There are no arrangements or understandings between any of our executive officers and any other person pursuant to which any executive officer was selected to serve as an executive officer of our company.

Audit Committee

The Audit Committee assists our board in monitoring:

- our accounting, auditing, and financial reporting processes;

- the integrity of our financial statements;

- internal controls and procedures designed to promote our compliance with accounting standards and applicable laws and regulations; and

- the appointment and evaluation of the qualifications and independence of our independent auditors.

Dekai Yin, Yongjun Li, Tad M. Ballantye, and Maoquan Wei, all of whom are independent directors under SEC rules and the rules of NYSE Amex, are currently serving as members of the Audit Committee. Mr. Yin is the chairman of the Audit Committee and is our audit committee financial expert.

The Audit Committee has adopted a written charter, a copy of which is available on our website on the Corporate Governance page under the Investor link at http://www.americanlorain.com, and a printed copy of which is available to any shareholder requesting a copy by writing to: American Lorain Corporation, c/o Board of Director Office, Beihuan Zhong Road, Junan County, Shandong, People’s Republic of China, 276600

Shareholder Nominations for Director

Shareholders may propose candidates for board membership by writing to American Lorain Corporation, c/o Board of Director Office, Beihuan Zhong Road, Junan County, Shandong, People’s Republic of China, 276600. Any such proposal shall contain the name, holdings of our securities and contact information of the person making the nomination; the candidate's name, address and other contact information; any direct or indirect holdings of our securities by the nominee; any information required to be disclosed about directors under applicable securities laws and/or stock exchange requirements; information regarding related party transactions with our company and/or the stockholder submitting the nomination; any actual or potential conflicts of interest; the nominee's biographical data, current public and private company affiliations, employment history and qualifications and status as "independent" under applicable securities laws and stock exchange requirements. Nominees proposed by stockholders will receive the same consideration as other nominees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, which we also refer to throughout this report as the SEC. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers, directors and such beneficial owners, we believe that all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year ended December 31, 2010, except that David She has not yet filed a Form 3 in connection with his becoming a Section 16 filer.

Code of Ethics

Our Board adopted a Code of Ethics that applies to all of our directors, executive officers, including our principal executive officer, principal financial officer and principal accounting officer, and employees. The Code of Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. The Code of Ethics is available on the Corporate Governance page of our website under the Investor link at www.americanlorain.com, and a copy of the Code of Ethics is available to any shareholder requesting a copy by writing to: American Lorain Corporation, c/o Board of Director Office, Beihuan Zhong Road, Junan County, Shandong, China 276600. We intend to disclose on our website, in accordance with all applicable laws and regulations, amendments to, or waivers from, our Code of Ethics.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation earned by our named executive officers in 2008, 2009 and 2010 for services provided to us and our subsidiaries. Other than Mr. Jin in 2009 and 2010, none of our executive officers earned compensation that exceeded $100,000 in 2008, 2009 or 2010.

Name and					All Other
Principal		Salary	Stock Awards	Option Awards	Compensation	Total
Position	Year	($)	($) (1)	($) (2)	($) (3)	($)
Si Chen	2008	63,065	-	-	2,000	65,065
Chief Executive	2009	66,000	-	-	-	66,000
Officer	2010	66,000	-	-	-	66,000
Yilun Jin	2008	-	-	-	-	-
Former Chief	2009	99,795	14,779	1,727	-	116,301
Financial Officer	2010	99,795	13,200	-	-	112,995

(1)

This column represents the fair value of the stock award on the grant date determined in accordance with the provisions of ASC 718. See Note 18 to the financial statements included in our original Form 10-K for the year ended December 31, 2010 for the assumptions made in the valuation of these awards.

(2)

This column represents the fair value of the stock option on the grant date determined in accordance with the provisions of ASC 718. See Note 18 to the financial statements included in our original Form 10-K for the year ended December 31, 2010 for the assumptions made in the valuation of this award.

(3)	Represents payments made for the benefit of Mr. Chen for life insurance coverage.

Pursuant to Mr. Chen’s employment agreement, we paid Mr. Chen a base salary of $63,065, $66,000 and $66,000 in 2008, 2009 and 2010, respectively, in cash. Mr. Chen’s employment agreement does not provide any change in control or severance benefits and we do not have any separate change-in-control agreements with Mr. Chen or any of our other executive officers.

Pursuant to Mr. Jin’s employment agreement, we paid Mr. Jin a base salary of $99,795 in cash and granted Mr. Jin 10,460 shares of common stock in 2009. We paid Mr. Jin a base salary of $99,795 in cash and granted Mr. Jin 5,000 shares of common stock in 2010. Mr. Jin resigned as our chief financial officer in 2010 and did not receive any compensation in connection with his resignation.

Pursuant to Mr. She’s employment agreement, dated October 22, 2010, we are obligated to pay Mr. She a base salary of $72,727 for the first year and $90,909 for the second year. Mr. She’s employment agreement does not provide any change in control or severance benefits.

Outstanding Equity Awards at Fiscal Year End

	Option Awards				Stock Awards
	Number of	Number of			Number of
	Securities	Securities			Shares	Market Value
	Underlying	Underlying			or Units of	of Shares or
	Unexercised	Unexercised	Option	Option	Stock That	Units of Stock
	Options	Options	Exercise	Expiration	Have Not	That Have Not
	(#)	(#)	Price	Date	Vested	Vested
Name	Exercisable	Unexercisable	($)		(#)	($)
(a)	(b)	(c) (1)	(e)	(f)	(g)	(h)
YundongLu	11,193	22,387	$1.58	7/27/14

(1) Options vest 33% per year over 3 years from date of grant.

Pursuant to our 2009 Incentive Stock Plan, if an employee is terminated for any reason other than disability or death, then the employee shall have the right to exercise the portions of any option which was exercisable as of the date of such termination, in whole or in part, not less than 30 days nor more than three months after such termination. However, in the event of "termination for good cause," as that term is defined, the options shall automatically terminate as of the termination of employment.

With respect to nonstatutory options granted to employees, directors or consultants, the Board may specify such period for exercise, not less than 30 days after such termination (except that in the case of "termination for cause" or removal of a director, the option shall automatically terminate as of the termination of employment or services), following termination of employment or services, as the Board deems reasonable and appropriate. The option may be exercised only with respect to installments that the optionee could have exercised at the date of termination of employment or services.

If an optionee dies while employed by, engaged as a consultant to, or serving as a director of the company, the portion of such optionee's option which was exercisable at the date of death may be exercised, in whole or in part, by the estate of the decedent or by a person succeeding to the right to exercise such option at any time within (i) a period, as determined by the Board, of not less than six months nor more than one year after the optionee's death, or (ii) during the remaining term of the option, whichever is the lesser. The option may be so exercised only with respect to installments exercisable at the time of optionee's death and not previously exercised by the optionee.

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

We may reimburse our non-employee directors for reasonable travel expenses related to attendance at board or board committee meetings. In 2010, we did not make any such reimbursements.

Our policy is not to pay compensation to directors who are also employees of the Company or its subsidiaries. As a result, Mr. Si Chen and Mr. Yundong Lu did not receive any compensation in 2009 for their service as directors.

The following table reflects the compensation earned by our directors in 2010:

	Fees Earned or
	Paid in			All Other
	Cash	Stock Awards	Option Awards	Compensation	Total
Name	($)	($)	($)	($)	($)
Maoquan Wei	14,752	-	-	-	14,752
Dekai Yin	14,752	-	-	-	14,752
Yongjun Li	14,752	-	-	-	14,752
Tad Ballantyne	14,752	-	-	-	14,752

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Part II, Item 5 of our Annual Report on Form 10-K filed on March 31, 2011 for a tabular representation of our equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 30, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors; and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Except as otherwise indicated, the persons listed below have advised us that they have direct sole voting and investment power with respect to the shares listed as owned by them.

Unless otherwise specified, the address of each of the persons set forth below is c/o American Lorain Corporation, Beihuan Zhong Road, Junan County, Shandong, China 276600.

In the table below, percentage ownership is based on 34, 419,709 shares of our common stock outstanding as of April 30, 2010.

Name and title of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Mr. Si Chen, Chairman, CEO and President	16,050,785	46.6%
Tongley Investments Ltd. (1)	3,000,000	8.7%
Guerilla Capital Management (2)	2,842,669	8.3%
Mr. Yundong Lu, COO and Director	34,307	*
Mr. Dekai Yin, Director	-	*
Mr. Yongjun Li, Director	-	*
Mr. Tad M. Ballantyne, Director	-	*
Mr. Maoquan Wei, Director	8,234	*
All officers and directors as a group (7 persons)	16,093,326	46.8%

* Less than 1%

(1) Based on information supplied by Tongley Investment Ltd. in a Schedule 13G filed with the SEC on February 14, 2011. The address of Tongley Investment Ltd. is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands

(2) Based on information supplied by Guerilla Capital Management, LLC, Peter Siris, Leigh S. Curry and Hua-Mei 21st Century Partners, LP in a Schedule 13G/A filed with the SEC on February 11, 2011. The address of each of these entities is 237 Park Avenue, 9th Floor, New York, New York 10017. Guerilla Capital Management, LLC, Peter Siris and Leigh S. Curry have shared power to vote or to dispose of 2,842,669 shares. Hua-Mei 21st Century Partners, LP has shared power to vote or to dispose of 1,839,251 shares.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. We paid aggregate fees of approximately $125,000 for each of the fiscal years ended December 31, 2010 and December 31, 2009, respectively, to Samuel H. Wong & Co., LLP for professional services rendered by such firm for the audit and review of the financial statements included in our annual report on Form 10-K and for the review of the financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees. We paid aggregate fees to Samuel H. Wong & Co., LLP of approximately $5,456 and $3,963 for the fiscal year ended December 31, 2010 and 2009 for travel expenses, respectively.

Tax Fees. We paid aggregate fees of approximately $5,000 for each of the fiscal years ended December 31, 2010 and December 31, 2009 to Samuel H. Wong & Co., LLP for professional services rendered for tax compliance, tax advice and tax planning.

Board of Directors Pre-Approval Policies and Procedures

The Audit Committee has the sole authority to review in advance and grant any pre–approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non–audit services to be provided by the independent auditors as permitted by Section 10A of the Exchange Act, and (iii) all fees and the terms of engagement with respect to such services, except that the Audit Committee may delegate the authority to pre–approve non–audit services to one or more of its committee members who will present its decisions to the full Audit Committee at the first meeting following such decision. Following the Company’s establishment of an Audit Committee on August 1, 2008, all audit and non–audit services performed by Samuel H. Wong & Co., LLP during fiscal 2009 and 2010 were pre–approved pursuant to the procedures outlined above. Prior to the establishment of the Audit Committee, all services of the independent auditors were approved by the full board of directors.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the registrant as filed with the Secretary of State of Delaware. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on May 9, 2007.
3.2	Bylaws of the registrant, adopted on March 31, 2000. Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 10SB12G filed on October 19, 2001.
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock of the registrant as filed with the Secretary of State of Delaware on April 9, 2007. Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8- K filed on May 9, 2007 in commission file number 0- 31619.
4.2	Certificate of Designation of Series B Voting Convertible Preferred Stock of registrant as filed with the Secretary of State of Delaware on April 30, 2007. Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on May 9, 2007.
4.3	Form of Series A Warrant. Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on October 29, 2009.
4.4	Form of Series B Warrant. Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on October 29, 2009.
4.5	Registration Rights Agreement, dated as of October 28, 2009. Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on October 29, 2009.
4.6	Registration Rights Agreement, dated as of September 9, 2010, by and among American Lorain Corporation and the purchasers named therein. Incorporated by reference to Exhibit 99.3 to the registrant’s current report on Form 8-K filed on September 13, 2010.
4.7	Stockholder Agreement, dated as of September 9, 2010, by and among American Lorain Corporation, the purchasers named therein and Si Chen. Incorporated by reference to Exhibit 99.4 to the registrant’s current report on Form 8-K filed on September 13, 2010.
10.1	Securities Purchase Agreement dated as of October 28, 2009, by and between American Loan Corporation and the purchasers named therein. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 29, 2009.
10.2	Securities Purchase Agreement dated as of September 9, 2010, by and among American Loan Corporation, Si Chen and the purchasers named therein. Incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K filed on September 13, 2010.
10.3	Make Good Escrow Agreement, dated as of September 9, 2010, by and among American Lorain Corporation, the purchasers named therein, Si Chen and the collateral agent named therein. Incorporated by reference to Exhibit 99.2 to the registrant’s current report on Form 8-K filed on September 13, 2010.
10.4	Loan Agreement, dated May 31, 2010, between Junan Hongrun Foodstuff Co. Ltd. and DEG-Deutsche Investitions Und Entwicklungsgesellschaft MBH. Incorporated by reference to Exhibit 10.12 to the registrant’s quarterly report on Form 10-Q filed on August 11, 2010.
10.5	Employment Agreement by and between American Lorain Corporation and David She, dated October 22, 2010. Filed previously.
14	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.
21	List of subsidiaries of the registrant. Filed previously.
23.1	Consent of Samuel H. Wong & Co., LLP *
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LORAIN CORPORATION

May 2, 2011	By:/s/ Si Chen
(Date Signed)	Si Chen
President, Director and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

	President , Director and Chief	May 2, 2011
Executive Officer
/s/ Si Chen	(Principal Executive Officer)
Si Chen

Chief Financial Officer
(Principal Financial Officer and
Principal
/s/ David She	Accounting Officer)	May 2, 2011
David She

/s/ Yundong Lu	Chief Operating Officer and Director	May 2, 2011
Yundong Lu

/s/ Dekai Yin	Director	May 2, 2011
Dekai Yin

/s/ Yongjun Li	Director	May 2, 2011
Yongjun Li

/s/ Maoquan Wei	Director	May 2, 2011
Maoquan Wei

/s/ Tad M. Ballantyne	Director	May 2, 2011
Tad M. Ballantyne