Form 10-Q
period 2011-03-31
American Lorain CORP
filed 2011-05-16
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Yes [     ]             No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of May 16, 2011 was 34,419,709.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN LORAIN CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND DECEMBER 31, 2010

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1
CONSOLIDATED BALANCE SHEETS	2 – 3
CONSOLIDATED STATEMENTS OF INCOME	4
CONSOLIDATED STATEMENTS OF CASH FLOWS	5
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY	6 – 7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 – 27

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of American Lorain Corporation

We have reviewed the accompanying interim consolidated Balance Sheets of American Lorain Corporation (“the Company”) as of March 31, 2011 and December 31, 2010, and the related statements of income, stockholders’ equity, and cash flows for the three months ended March 31, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company's management.

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

/s/ Samuel H. Wong & Co., LLP
San Mateo, California	Samuel H. Wong & Co., LLP
May 5, 2011	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

			(Audited)
ASSETS	Note	At March 31, 2011	At December 31, 2010
Current assets
Cash and cash equivalents	2 (d)	$18,603,272	$12,730,626
Restricted cash	3	4,858,780	2,308,898
Short-term investment		7,794,153	9,447,585
Trade accounts receivable	4	21,835,538	33,226,612
Other receivables	5	1,976,234	1,492,850
Inventories	6	38,730,930	29,807,198
Advance to suppliers		7,467,094	7,744,976
Prepaid expenses and taxes		949,956	434,061
Deferred tax asset		104,689	103,713
Security deposits and other Assets		628,998	693,858
Total current assets		$102,949,644	$97,990,377

Non-current assets
Property, plant and equipment, net	7	72,782,827	72,095,007
Land use rights, net	8	4,884,453	4,877,438
Deposit		15,878	20,297
TOTAL ASSETS		$180,632,802	$174,983,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$16,139,139	$25,164,469
Long-term debt – current portion	13	220,998	218,935
Notes payable	10	6,106,777	4,249,977
Accounts payable		5,468,206	6,284,532
Taxes payables	11	1,248,383	3,266,502
Accrued liabilities and other payables	12	1,780,060	1,335,947
Customers deposits		1,180,590	89,370
Total current liabilities		$32,144,153	$40,609,732

Long-term liabilities
Long-term debt	13	15,126,807	5,030,930

TOTAL LIABILITIES		$47,270,960	$45,640,662

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	Note	At March 31, 2011	(Audited) At December 31, 2010
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively		-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 34,419,709 and 34,419,709 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	14	34,420	34,420
Additional paid-in capital	14	52,545,183	52,371,481
Statutory reserves	2 (r)	12,060,229	11,340,739
Retained earnings		50,395,173	48,688,375
Accumulated other comprehensive income		10,753,537	9,475,745
Non-controlling interests	15	7,573,300	7,431,697

TOTAL STOCKHOLDER’S EQUITY		$133,361,842	$129,342,457

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY		$180,632,802	$174,983,119

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)

	Note	March 31, 2011	March 31, 2010

Net revenues	2 (t),16	$30,449,805	$24,560,216
Cost of revenues		(23,674,895)	(18,836,126)
Gross profit		$6,774,910	$5,724,090

Operating expenses
Selling and marketing expenses		(1,362,686)	(1,372,352)
General and administrative expenses		(1,475,947)	(1,016,452)
		(2,838,633)	(2,388,804)

Operating income		$3,936,277	$3,335,286

Government subsidy income		293,093	181,421
Interest income		2,475	2,804
Other income		44,609	119,277
Other expenses		(159,572)	(27,523)
Interest expense		(653,123)	(920,424)
		(472,518)	(644,445)

Earnings before tax		$3,463,759	$2,690,841

Income tax	2 (q),17	(895,868)	(671,992)

Net income		$2,567,891	$2,018,849
Net income attributable to:

-Common stockholders		$2,426,288	$1,860,531
-Non-controlling interest		141,603	158,318
		$2,567,891	$2,018,849

Earnings per share	2 (u), 18
- Basic		$0.07	$0.07
- Diluted		$0.07	$0.07

Weighted average shares outstanding
- Basic		34,419,709	26,075,413
- Diluted		35,155,958	26,730,651

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)

	March 31, 2011	March 31, 2010
Cash flows from operating activities
Net income	$2,567,891	$2,018,849
Stock and share based compensation	173,702	249,006
Depreciation of fixed assets	483,601	365,569
Amortization of intangible assets	44,886	35,720
Write down of short-term investments	44,909	-
(Increase)/decrease in accounts & other receivables	11,998,911	4,089,021
(Increase)/decrease in inventories	(8,923,732)	(9,473,698)
Decrease/(increase) in advance to suppliers and prepayment	(238,013)	(238,115)
Decrease/(increase) in deferred tax asset	(977)	-
Increase/(decrease) in accounts, tax and other payables	(2,390,331)	(301,956)
Net cash (used in)/provided by operating activities	3,760,847	(3,255,604)

Cash flows from investing activities
Purchase of plant and equipment	(791,155)	(427,535)
Payment of construction in progress	(380,266)	-
Proceeds[DS1] from short-term investments	1,698,341	22,227
(Increase)/decrease in restricted cash	(2,549,882)	181,835
Payments for the purchase of land use rights	(51,902)	(14,887)
Payments for security deposits	69,279	-
Net cash used in investing activities	(2,005,585)	(238,360)
Cash flows from financing activities
Repayment of notes	(1,196,589)	-
Proceeds from issuance of notes	3,053,390	-
Proceeds from bank borrowings	11,449,469	17,853,746
Repayment of bank borrowings	(10,376,859)	(17,961,100)
Net cash provided by/(used in) financing activities	$2,929,411	$(107,354)

Net Increase/(decrease) of Cash and Cash Equivalents	4,684,673	(3,601,318)

Effect of foreign currency translation on cash and cash equivalents	1,187,973	19,450

Cash and cash equivalents–beginning of year	12,730,626	12,111,532
Cash and cash equivalents–end of year	$18,603,272	$8,529,664

Supplementary cash flow information:
Interest received	$2,475	$2,804
Interest paid	$653,123	$909,715
Income taxes paid	$2,028,968	$1,839,950

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE -MONTH PERIOD AND YEAR ENDED MARCH 31, 2011 AND DECEMBER 31, 2010
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total
Balance, January 1, 2010	30,240,202	$30,240	$35,268,603	$8,895,477	$38,455,349	$6,068,569	$6,022,883	$94,741,121
Issuance of share based compensation	7,000	7	890,203	-	-	-	-	890,210
Issuance of common stock for cash	3,440,800	3,441	9,630,800	-	-	-	-	9,634,241
Issuance cost of common stock	-	-	(678,567)	-	-	-	-	(678,567)
Appropriations to additional paid in capital	-	-	5,161,175	-	(5,161,175)	-	-	-
Acquisition of Shandong Greenpia	731,707	732	2,099,267	-	-	-	-	2,099,999
Net income	-	-	-	-	19,248,277	-	-	19,248,277
Appropriations to statutory reserves	-	-	-	2,445,262	(2,445,262)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(1,408,814)	-	1,408,814	-
Unrealized gain (loss) on investment	-	-	-	-	-	(587,117)	-	(587,117)
Foreign currency translation adjustment	-	-	-	-	-	3,994,293	-	3,994,293
Balance, December 31, 2010	34,419,709	$34,420	$52,371,481	$11,340,739	$48,688,375	$9,475,745	$7,431,697	$129,342,457

Balance, January 1, 2011	34,419,709	$34,420	$52,371,481	$11,340,739	$48,688,375	$9,475,745	$7,431,697	$129,342,457
Issuance of share based compensation	-	-	173,702	-	-	-	-	173,702

Net income	-	-	-	-	2,567,891	-	-	2,567,891
Appropriations to statutory reserves	-	-	-	719,490	(719,490)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(141,603)	-	141,603	-
Unrealized gain (loss) on investment	-	-	-	-	-	44,909	-	44,909
Foreign currency translation adjustment	-	-	-	-	-	1,232,883	-	1,232,883
Balance, March 31, 2011	34,419,709	$34,420	$52,545,183	$12,060,229	$50,395,173	$10,753,537	$7,573,300	$133,361,842

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE -MONTH PERIOD AND YEAR ENDED MARCH 31, 2011 AND DECEMBER 31, 2010
(STATED IN US DOLLARS)

	March 31, 2011	December 31, 2010

Comprehensive Income
Net Income	$2,567,891	$19,248,277
Other Comprehensive Income
Foreign Currency Translation Adjustment	1,232,883	3,994,293
Total Comprehensive Income	$3,800,774	$23,242,570

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
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

In addition, the Company directly and indirectly has 80.2% ownership of Shandong Lorain. The other 19.8% interest is owned by the State under the name of Shandong Economic Development Investment Co. Ltd., which is not included as a part of the Group.

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
MARCH 31, 2011 AND DECEMBER 31, 2010
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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the three months ended March 31, 2011 in order to be consistent with the presentation provided for the year ended December 31, 2010. There was no impact in earnings for the regrouping.

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

As of March 31, 2011, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.20	$15,398,238
Luotian Lorain Co., Ltd	PRC	100	3,866,933
Junan Hongrun Foodstuff Co., Ltd	PRC	100	45,678,692
Beijing Lorain Co., Ltd	PRC	100	1,526,694
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	2,345,002
Dongguan Lorain Co,,Ltd	PRC	100	152,669
International Lorain Holding Inc.	Cayman Islands	100	47,508,817

(c)	Use of estimates

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

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

(f)	Trade accounts receivables

Trade accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

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

Advances to suppliers are good faith deposits paid to suppliers for the purpose of committing suppliers to provide product promptly upon delivery of the Company’s purchase order for raw materials, supplies, equipment, building materials etc. Pursuant to the Company’s arrangements with its suppliers, this deposit is generally 20% of the total amount contracted for. This type of transaction is classified as a prepayment category under the account name “Advance to Suppliers” until such time as the Company’s purchase order is delivered, at which point this account is reduced by reclassification of the applicable amount to the appropriate asset account such as inventory or fixed assets or construction in progress.

(i)	Property, plant and equipment, net

Property, plant and equipment, net are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2010 and through March 31, 2011.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	3/31/2011	12/31/2010	3/31/2010
Year end RMB : US$ exchange rate	6.5501	6.6118	6.8361
Average yearly RMB : US$ exchange rate	6.5713	6.7788	6.8360

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

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the years ended December 31, 2010, 81,155 warrants were issued to certain service providers. During the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan and; 2,255,024 warrants were issued to investors in connection with a PIPE financing. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

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

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No, 2011-01, “Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public- entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The Company does not expect to have a material impact on the Company’s consolidated financial position or results of the operations.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
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

4.	TRADE ACCOUNTS RECEIVABLE

	3/31/2011	12/31/2010
Trade accounts receivable	$22,174,604	$33,562,514
Less: Allowance for doubtful accounts	(339,066)	(335,902)
	$21,835,538	$33,226,612

Allowance for bad debt:	3/31/2011	12/31/2010
Beginning balance	$(335,902)	$(267,590)
Additions to allowance	(3,164)	(68,312)
Bad debt written-off	-	-
Ending balance	$(339,066)	$(335,902)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of March 31, 2011 and December 31, 2010:

	3/31/2011	12/31/2010
Advances to employees for purchase of materials	$-	$-
Advances to employees for job/travel disbursements	1,205,368	764,725
Amount due by a non-related enterprise	164,142	215,685
Other non-related receivables	606,724	512,440
	$1,976,234	$1,492,850

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

Specifically, the company uses every available employee to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. However none of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of March 31, 2011.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

Related party receivable consisted of the following as of March 31, 2011 and December 31, 2010:

	3/31/2011	12/31/2010
Chen Si	$128,999	$123,467
Lu Yundong	32,869	-
Liu Gang	-	-
	$161,868	$123,467

Related party receivable represented advances issued by management for job or travel disbursement in the normal course of business. The receivable had no impact on earnings. As with other employees, officers sign notes when cash is issued to them as job or travel disbursement.

6.	INVENTORIES

Inventories consisted of the following as of March 31, 2011 and December 31, 2010:

	3/31/2011	12/31/2010
Raw materials	$15,171,059	$18,128,883
Finished goods	23,559,871	11,678,315
	$38,730,930	$29,807,198

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of March 31, 2011 and December 31, 2010:

	3/31/2011	12/31/2010
At Cost:
Buildings	$49,150,123	$48,612,643
Landscaping, plant and tree	2,879,872	2,852,998
Machinery and equipment	9,835,538	9,544,910
Office equipment	528,464	501,977
Motor vehicles	451,579	420,020
	$62,845,576	$61,932,548
Less: Accumulated depreciation
Buildings	(3,028,493)	(2,729,161)
Landscaping, plant and tree	(71,997)	(23,775)
Machinery and equipment	(4,226,129)	(3,998,121)
Office equipment	(330,691)	(312,872)
Motor vehicles	(237,925)	(225,832)
	(7,895,235)	(7,289,761)

Construction in Progress	17,832,486	17,452,220
	$72,782,827	$72,095,007

Construction in progress is mainly comprised of capital expenditures for construction of the Company’s new corporate campus, including offices, factories, and staff dormitories located at Junan Hongrun. Capital commitments for the construction are immaterial for the two years above.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

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

8.	LAND USE RIGHTS

Land use rights consisted of the following as of March 31, 2011 and December 31, 2010:

	3/31/2011	12/31/2010
Land use rights, at cost	$5,561,827	$5,509,925
Less: Accumulated amortization	(677,374)	(632,487)
	$4,884,453	$4,877,438

All lands are owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. The land use rights are then amortized over the period of usage. Amortization expense for the years ended March 31, 2011 and December 31, 2010 were $ 44,886 and $144,611, respectively.

9.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following as of March 31, 2011 and December 31, 2010:

	Remark	3/31/2011	12/31/2010
Loans from Junan County Construction Bank,
• Interest rate at 5.610% per annum due 1/6/2011		$-	$128,558
• Interest rate at 5.841% per annum due 1/14/2011		-	483,983
• Interest rate at 5.610% per annum due 1/28/2011		-	3,223
• Interest rate at 5.841% per annum due 3/4/2011		-	393,236
• Interest rate at 5.841% per annum due 9/9/2011		-	1,209,958

Loan from Junan County Agriculture Bank,
• Interest rate at 6.903% per annum due 3/30/2011		-	95,284
• Interest rate at 7.434% per annum due 8/23/2011	A	1,526,694	1,512,447

Loan from Junan County Industrial and Commercial Banks,
• Interest rate at 5.100% per annum due 1/18/2011			756,224
• Interest rate at 5.100% per annum due 1/20/2011			756,224
• Interest rate at 5.100% per annum due 1/26/2011			1,134,336
• Interest rate at 5.100% per annum due 2/8/2011			635,228
• Interest rate at 5.100% per annum due 2/22/2011			1,240,207
• Interest rate at 4.860% per annum due 3/15/2011			1,134,336

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

• Interest rate at 5.600% per annum due 5/20/2011	B	427,474	-

Loan from Linyi Commercial Bank,
• Interest rate at 11.510% per annum due 1/21/2011		-	680,601
• Interest rate at 11.676% per annum due 12/15/2011	C	687,012	680,601
• Interest rate at 12.201% per annum due 1/10/2012	C	687,012	-

Loan from China Agricultural Bank, Luotian Branch
• Interest rate at 6.372% per annum due 8/25/2010			-
• Interest rate at 6.372% per annum due 9/12/2011		1,068,686	1,134,336

Bank of Beijing,
• Interest rate at 6.672% per annum due 10/28/2011		305,339	302,489

East West Bank (Formerly United Commercial Bank), China Branch,
• Interest rate at 5.494% per annum due 11/14/2011	D	820,671	897,052

HSBC Miyun Branch,
• Interest rate at 5.840% per annum due 6/09/2011	E	305,339	302,489
• Interest rate at 6.372% per annum due 6/29/2011		816,781	983,091
• Interest rate at 6.804% per annum due 4/8/2011	E	305,339	302,489

Shenzhen Development Bank,
• Interest rate at 5.310% per annum due 9/14/2011		763,347	756,224

China Development Bank,
• Interest rate at 5.841% per annum due 6/27/2011	F	3,053,390	3,024,895

Luotian Agricultural Development Bank,
• Interest rate at 0.670% per month due 12/11/2010		28,626	113,433

Luotian Sanliqiao Credit Union,
• Interest rate at 6.300% per annum due 11/5/2011		763,347	756,224

Beijing Rural Commercial Bank, Shilibao Branch,
• Interest rate at 7.434% per annum due 8/10/2011		2,595,380	2,571,161

China Agricultural Bank, Shandong Branch

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

• Interest rate at 7.2280% per annum due 12/27/2011	1,526,694	1,512,447
Shandong Junan Rural Credit Union
• Interest rate at 9.1155% per annum due 2/07/2011	-	1,209,958
Beijing International Trust Co., Ltd., (“BITIC”)
• Interest rate at 6.600% per annum due 12/14/2011	458,008	453,734
	$16,139,139	$25,164,469

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

D: A parcel of 19,507 square meters land use right, owned by Sishui Xinlu, was used as collateral for this loan.

E: Machinery and equipment was used as collateral for this loan.

F: A land of 25,463 square meters was used as collateral

10.	NOTES PAYABLE

Notes payable consisted of the following as of March 31, 2011 and December 31, 2010:

	3/31/2011	12/31/2010
Junan County Construction Bank,
• due at 1/26/2011	$-	$378,112
• due at 1/30/2011	-	846,971

Qingdao Evergrowing Bank,
• due at 6/13/2011	3,053,388	3,024,895

Agricultural Bank of China
• due at 9/17/2011	3,053,388	-
	$6,106,777	$4,249,977

11.	TAXES PAYABLES

Taxes payable consisted of the following as of March 31, 2011 and December 31, 2010:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	3/31/2011	12/31/2010
Value added tax payable	$80,623	$377,562
Corporate income tax payable	1,067,467	2,808,466
Employee payroll tax withholding	9,053	5,096
Property tax payable	38,347	38,819
Stamp tax payable	2,768	4,679
Sales tax payable	11,794	76
Land use tax payable	31,405	24,943
Import tariffs	6,926	6,861
	$1,248,383	$3,266,502

12.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following as of March 31, 2011 and December 31, 2010:

	3/31/2011	12/31/2010
Accrued salaries and wages	$3,044	$-
Accrued utility expenses	116,409	24,825
Accrued interest expenses	29,203	38,353
Accrued transportation expenses	192,522	472,836
Other accruals	286,163	110,683
Business and other taxes	872,108	479,850
Disbursement payable	242,953	177,543
Accrued staff welfare	37,658	31,857
	$1,780,060	$1,335,947

13.	LONG-TERM DEBT

Current portions of long-term debt consisted of the following as of March 31, 2011 and December 31, 2010:

	3/31/2011	12/31/2010
Loans from Luotian Agricultural Development Bank
• Interest rate at 2.100% per annum due 12/11/2011	26,718	26,468

Loans from East West Bank (Formerly United Commercial Bank), China Branch
• Interest rate at 5.494% per annum due 11/14/2011	194,280	192,467

	$220,998	$218,935

Non-current portions of long-term debt consisted of the following as of March 31, 2011 and December 31, 2010:

	3/31/2011	12/31/2010
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 9/16/2016	15,126,807	5,030,930
	$15,126,807	$5,030,930

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

(c.)	The total amount of the first ranking mortgage as indicated in the Loan Agreement (Article 12(1)(a)) and the value of the pledged shares of Mr. Si Chen (Loan Agreement (Article 12(1)(a))) should be at least USD 24,000,000.

(d.)	Undertake to provide a guarantee from the Shareholder in form and substance satisfactory to DEG.

14.	CAPITALIZATION

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged until through December 31, 2007. In connection with the financing, the Company also issued 1,037,858 and 489,330 warrants to the PIPE investors and placement agent, respectively. During 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207 shares; however, because the holders did not pay in cash for the warrants, 110,752 of those shares were cancelled as consideration in lieu of the warrant holders paying in cash. Ultimately, 249,455 of new shares were issued to those who exercised their warrant. The Company also made an adjustment to its outstanding share count for rounding errors as result of the split and reverse splits made at the time of the reverse merger. The number of shares in the adjustment was an addition of seven shares. The Company believes the adjustment of seven shares is immaterial to both prior and current earnings per share calculation. As detailed in the table below, the total number of outstanding shares at March 31, 2011 was 31,419,709.

During the year 2009, the Company issued 56,393 shares of stock to its employees and vendors and 5,011,169 shares to investors. The Company issued 1,334,573 stock options to employees on July 28, 2009. 1,753,909 shares of Series A warrants and 501,115 shares of Series B warrants were issued to investors on October 28, 2009.

During the year 2010, the Company issued 2,000 shares to a service provider on February 10, 2010 and 81,155 warrants to various service providers on January 5, 2010. The Company issued to investors 3,440,800 shares at an agreed price of $2.80 per share for a PIPE financing on September 10, 2010. This financing brought $8,955,730 net proceeds to the Company. The Company issued 5,000 shares to its employee on 9/23/2010. 731,707 shares of restricted stock were issued to the owner of Shandong Greenpia, Mr. Ji Zhenwei on September 24, 2010 as part of acquisition cost. The total number of shares issued and outstanding is 34,419,709 as of March 31, 2011.

During the year 2010, the Company transferred 5,161,176 from retained earnings to additional paid up capital and 2,445,262 from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

For the period ended March 31, 2011, the Company transferred 719,490 from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

American Lorain Corporation Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration	9/24/2010	731,707
Common stock at 3/31/2011		34,419,709

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

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

16.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of March 31, 2011 and 2010:

Category	3/31/2011	3/31/2010
Chestnut	$15,050,593	$12,960,561
Convenience food	10,003,660	7,089,176
Frozen food	5,395,552	4,510,479
Total	$30,449,805	$24,560,216

Revenue by geography consisted of the following as of March 31, 2011 and 2010:

Country	3/31/2011	3/31/2010
Australia	$48,395	$-
Belgium	505,511	369,076
Canada	-	71,585
China	22,673,210	19,346,486
France	224,221	80,029
Germany	89,270	64,631
Hong Kong	11,770	10,413
Indonesia	20,686	-
Israel	14,718	-
Japan	3,435,980	2,592,836
Malaysia	387,286	300,747

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

Netherlands	293,123	-
Philippines	96,140	-
Poland	43,446	-
Singapore	227,394	157,718
South Korea	1,180,692	1,151,811
Spain	-	-
Taiwan	553,701	45,362
United Kingdom	541,342	297,616
United States	102,920	41,068
United Arab Emirates	-	30,838
Total	$30,449,805	$24,560,216

17.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the periods ended March 31, 2011 and 2010.

		3/31/2011		3/31/2010
Income attributed to PRC		$3,745,126		$2,951,843
Loss attributed to US*		(281,367)		(261,002)
Income before tax		3,463,759		2,690,841

PRC Statutory Tax at 25% Rate		895,868		737,961
Effect of tax exemption granted		-		(65,969)
Income tax		$895,868		$671,992

Per Share Effect of Tax Exemption
		3/31/2011		3/31/2010
	$		$
Effect of tax exemption granted		-		(65,969)
Weighted-Average Shares Outstanding Basic		34,419,709		26,075,413
Per share effect		$0.00		$(0.003)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended March 31, 2011 and 2010:

	3/31/2011	3/31/2010
U.S. federal statutory income tax rate	$35.00%	$35.00%
Lower rates in PRC, net	-10.00%	-10.00%
Tax holiday for foreign investments	-0.86%	-0.03%
The Company’s effective tax rate	$25.86%	$24.97%

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
MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

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

The Company’s has detailed the tax rates for its subsidiaries for 2011 and 2010 in the following table.

Income Tax Rate	2011	2010
International Lorain	0%	0%
Junan Hongran	25%	25%
Luotian Lorain	25%	15%
Beijing Lorain	15%	15%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

18.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows for the periods ended March 31, 2011 and 2010:

	3/31/2011	3/31/2010
Basic Earnings Per Share Numerator
Net Income	$2,426,288	$1,860,531

Income Available to Common Stockholders	$2,426,288	$1,860,531

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$2,426,288	$1,860,531

Income Available to Common Stockholders on Converted Basis	$2,426,288	$1,860,531

Original Shares:
Additions from Actual Events
-Issuance of Common Stock	34,419,709	26,075,413
Basic Weighted Average Shares Outstanding	34,419,709	26,075,413

Dilutive Shares:
Additions from Potential Events
Exercise of Investor Warrants & Placement Agent Warrants	81,520	-
Exercise of Employee & Director Stock Options	654,729	655,238
Diluted Weighted Average Shares Outstanding:	35,155,958	26,730,651

Earnings Per Share
- Basic	$0.07	$0.07
- Diluted	$0.07	$0.07

Weighted Average Shares Outstanding
- Basic	34,419,709	26,075,413
- Diluted	35,155,958	26,730,651

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

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

During the period ended March 31, 2011 and December 31, 2010, the Company recorded a total of $173,702 and $890,209 stock option and its related general and administrative expenses.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $4.99	1,334,573 shares
$5.00 - $9.99	0 shares
$10.00 - $14.99	0 shares

No tax benefit has yet to be accrued or realized. For the period ended March 31, 2011, the Company has yet to repatriate its earnings, accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes Model to value the warrants granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

Weighted-average fair value of grants:	$1.5955
Risk-free interest rate:	2.24%
Expected volatility:	5.11%
Expected life in months:	39.00

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

20.	LEASE COMMITMENTS

The Company has entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at March 31, 2011 are shown in the following table:

From	To	Lease payment
4/1/2011	12/31/2011	63,194
1/1/2012	12/31/2012	84,259
1/1/2013	12/31/2013	87,536
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$662,370

The outstanding lease commitment as of March 31, 2011 was $662,370.

The minimum future lease payments for this property at December 31, 2010 are shown in the following table:

From	To	Lease payment
1/1/2011	12/31/2011	84,245
1/1/2012	12/31/2012	84,245
1/1/2013	12/31/2013	87,521
1/1/2014	12/31/2014	92,670
1/1/2015	12/31/2015	92,670
1/1/2016	12/31/2016	92,670
1/1/2017	12/31/2017	92,670
1/1/2018	8/9/2018	56,631
		$683,332

The outstanding lease commitment as of December 31, 2010 was $683,332.

21.	RISKS

	A.	Credit risk

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

Overview

We are an integrated food manufacturing company with headquarters in Shandong Province, China. We develop, manufacture and sell the following types of food products:

- chestnut products,
- convenience foods (including ready-to-cook foods, ready-to-eat foods, and meals ready-to-eat); and
- frozen foods.

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We believe that we are the largest processed chestnut foods manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced over 50 high value-added processed chestnut products in the first quarter of 2011. We derive most of our revenues from sales in China, Japan and South Korea. Our primary strategy for 2011 is to expand our brand equity in the Chinese market for our convenience foods products while maintaining the steady growth and brand recognition for our chestnut products and frozen products. In addition, we are working to expand our marketing efforts in Asia, North America, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Sales in the first quarter of 2011 benefited from exports to Korea and Japan and indicated that American Lorain’s key export markets in northeast Asia are continuing to rebound after a soft year in 2009. In the coming quarters, American Lorain anticipates higher demand for its traditional chestnut product line along with its fast growing convenience business line, including the bean products, lunch boxes, and pickle vegetables.

Frozen foods sold primarily to select export markets in Europe and wholesale customers like Yums! Foods in China contributed approximately 17.7% in revenues for the quarter compared to 18.4% in the first quarter of 2010. American Lorain will continue servicing its frozen food customers but as part of a broader marketing strategy and in response to a highly competitive environment, we are not actively seeking new customers.

American Lorain uses mostly outsourced, third party manufacturing facilities for its frozen foods and maintains limited production exposure and contractual obligations in this segment.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the first quarter of 2011, the cost of our raw materials increased from $17.2 million to $21.2 million, as compared to the first quarter of 2010, for an increase of approximately 24.7% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

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

We have been working to reduce the seasonality in our business primarily by putting more efforts in expanding our convenience food business line. The percentage revenue contribution from convenience food increased from 28.9% in the first quarter of 2010 to 32.9% in the first quarter of 2011, while revenue contribution from chestnuts declined from 52.8% to 49.4% over the same period of time.

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

We funded approximately 23.0% of our working capital from the proceeds of short-term loans from Chinese banks in the first quarter of 2011, as compared to 68.4% over the same period last year, as we obtained $15 million long term loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) and thus reduced our reliance on short term bank loans. However, we expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our loan balance from short-term bank loans as of March 31, 2011 was approximately $16.1 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing 2010, the Chinese government is implementing more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we completed two private placement financings in September 2010 and October 2009 with net proceeds of $9.0 million and $10.9 million, respectively, the proceeds of which were primarily used as working capital. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

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

In 2010, we shortened credit terms for many of our international and domestic distributors from between 30 and 180 days to between 30 and 60 days for domestic distributors. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table summarizes the results of our operations during the three-month periods ended March 31, 2011 and March 31, 2010, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended March 31,
	2011 (In Thousands)	2010 (In Thousands)	Dollar($) Increase (Decrease)	Percent age (% ) Increase (Decrease)
Net revenues	30,450	24,560	5,890	24.0%
Cost of revenues	(23,675)	(18,836)	(4,839)	25.7%
Gross profit	6,775	5,724	1,051	18.4%
Operating expenses
Selling and marketing expenses	(1,363)	(1,372)	9	(0.7)%
General and administrative expenses	(1,519)	(1,016)	(503)	49.5%
Operating Income	3,893	3,336	557	16.7%
Government subsidy income	302	181	121	66.9%
Interest and other income	38	122	(84)	(68.9)%
Other expenses	(116)	(28)	(88)	314.3%
Interest expense	(653)	(920)	267	(29.0)%
Earnings before tax	3,464	2,691	773	28.7%
Income tax	(896)	(672)	(224)	33.3%
Income before minority interests	2,568	2,019	549	27.2%
Minority interests	136	158	(22)	(13.9)%
Net income	2,432	1,861	571	30.7%

Revenue

Net Revenues. Our net revenue for the three months ended March 31, 2011 amounted to $30.4 million, which represents an increase of approximately $5.9 million, or 24.0%, from the three-month period ended on March 31, 2010, in which our net revenue was $24.6 million. This increase was attributable to the increased revenues generated from sales of each of our product segments, as reflected in the following table:

(in thousands of U.S. dollars)	Three months ended		Increase / Decrease	Increase / Decrease
	3/31/2011	3/31/2010
Category	($)	($)	($)	(%)
Chestnut products	15,050,594	12,960,561	2,090,033	16.1%
Convenience products	10,003,660	7,089,176	2,914,484	41.1%
Frozen products	5,395,552	4,510,479	885,073	19.6%
Total	30,449,805	24,560,216	5,889,589	24.0%

Cost of Revenues. During the three months ended March 31, 2011, we experienced an increase in cost of revenue of $4.8 million, in comparison to the three months ended March 31, 2010, from approximately $18.8 million to $23.7 million, reflecting an increase of approximately 25.7% . Approximately 85.3%, or $4.2 million, of this increase was attributable to an increase in raw material costs, which increased from $17.2 million during the three months ended March 31, 2010 to $21.2 million, or approximately 24.7%, during the three months ended March 31, 2011.

The factors that contributed to the remaining 14.7% increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $1.1 million, or 18.4%, to $6.8 million for the three months ended March 31, 2011 from $5.7 million for the same period in 2010 as a result of higher revenues, offset by higher costs of revenues, for the reasons indicated immediately above. Our gross margins decreased from 23.3% to 22.2% because our product mix in the period ended March 31, 2011 consisted of fewer chestnuts and more convenience foods, as compared to the period ended March 31, 2010. Our convenience foods generate slightly lower margins than our chestnut products. Gross profit margins by product segment during the three months ended March 31, 2011 were: 25-28% for chestnuts, 22-24% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses saw a modest $9,666 decrease during the first quarter of 2011, as compared to the same period over last year. The decrease was mostly due to the decrease in sea transportation fees offsetting the increase in other selling expenses. The following table reflects the main factors that contributed to the increase as well as the dollar amount that each factor contributed to this increase:

(in U.S. dollars)	Increase in Costs in the Three Months Ended March 31, 2011 over the Three Months Ended Mar 31, 2010

Wage	44,963
Entertainment	15,668
Supermarket fee	164,498

The increases listed in the table above were mostly offset by the decreases in sea transportation fees, due to some of our customers used FOB instead of CIF in shipping and thus the sea transportation cost is born by our customers.

General and Administrative Expenses. We experienced an increase in general and administrative expense of approximately $0.5 million from approximately $1.0 million to approximately $1.5 million for the three months ended March 31, 2011, compared to the same period in 2010. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

Factor	Dollar Increase

Wages and welfare	151,319
Insurance Fees	61,072
Repairment expense	63,076

The increases listed in the table above were partially offset by decreases in dollar amount of other factors, including office expenses, entertainment fees, stock option expense, etc.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $0.8 million, or 28.7%, to $3.5 million for the three months ended March 31, 2011 from $2.7 million for the same period of 2010. The increase was mainly attributable to the increase of our sales revenue as described above in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Income Taxes

Income taxes increased $223,876, or 33.3%, to $895,868 in the first quarter of 2011, as compared to $671,992 in the first quarter of 2010. This increase was primarily attributable to the higher earnings before tax and in part attributable to a higher income tax rate for our subsidiary Luotian Lorain in 2011 as compared to 2010.

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises, without any tax holiday. However, the PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008 to continue utilizing such tax holidays until they are fully utilized.

The income tax rates applicable to our Chinese operating subsidiaries in 2011 and 2010 are depicted in the following table:

	2011	2010
Junan Hongrun	25%	25%
Luotian Lorain	25%	15%
Beijing Lorain	15%	15%
Shandong Lorain	25%	25%
Dongguan Lorain	25%	25%
Shandong Greenpia	25%	25%

Net Income

Net income increased $571,774, or 30.7%, to $2.4 million for the three months ended March 31, 2011 from $1.9 million for the same period of 2010. The increase was attributable to increased sales revenue and partially offset by increased cost of goods sold, higher operating expenses and higher income tax in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents (including restricted cash) of $23.5 million. Our cash and cash equivalents increased by approximately $8.4 million from December 31, 2010 as our operations generate cash and as we obtain cash from financing activities. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow (in thousands)
	Three Months Ended
	March 31,
	2011	2010
Net cash provided by (used in) operating activities	3,761	(3,256)
Net cash provided by (used in) investing activities	(2,006)	(238)
Net cash provided by (used in) financing activities	2,929	(107)
Net cash flow (outflow)	4,685	(3,601)

Operating Activities

Net cash provided by operating activities was $3.8 million for the three months period ended March 31, 2011 and net cash used in operating activities in the first quarter of 2010 was approximately $3.3 million. The increase of approximately $7.0 million in net cash flows provided by operating activities in the first three months of 2011 was primarily a result of additional decrease in accounts and other receivables of $7.9 million, partially offset by additional decrease in accounts and other payables of approximately $2.1 million as compared to the same period in 2010.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash used in investing activities for the three months period ended March 31, 2011 was $2.0 million, representing an additional increase of $1.8 million from net cash used in investing activities of $0.2 million for the same period of 2010. The increase was primarily due to increase in restricted cash in 2011.

Financing Activities

Net cash provided by financing activities for the three months period ended March 31, 2011 was $2.9 million, representing an increase of $3.0 million from $0.1 million net cash used in financing activities during the same period in 2010. The increase of the net cash provided by financing activities was primarily a result of net increase in bank borrowings as well as issuance of notes in the first quarter of 2011.

Loan Facilities

As of March 31, 2011, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $16.1 million as of March 31, 2011, compared with $25.2 million as of December 31, 2010. We are also carrying a long term loan of $15 million from DEG due in March 2016, with eight equal semi-annual principal payments commencing September 2010. In addition, on February 8, 2011, Industrial and Commercial Bank of China granted us a line of credit of approximately $16.2 million. The line of credit was granted to us with specific allocation of 38% to Junan Hongrun, 38% to Shandong Lorain, and 24% to Beijing Lorain, our three major operating subsidiaries. The line of credit is effective for one year. As of March 31, 2011, we drew down $427,474 from this line of credit.

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

As of March 31, 2011, the details pertaining to our subsidiaries were as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
Shandong Lorain Co., Ltd	PRC	80.20	$15,398,238
Luotian Lorain Co., Ltd	PRC	100	3,866,933
Junan Hongrun Foodstuff Co., Ltd	PRC	100	45,678,692
Beijing Lorain Co., Ltd	PRC	100	1,526,694
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	2,345,002
Dongguan Lorain Co,,Ltd	PRC	100	152,669
International Lorain Holding Inc.	Cayman Islands	100	47,508,817

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

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No, 2011-01, “Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The Company does not expect to have a material impact on the Company’s consolidated financial position or results of the operations.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

During the fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     REMOVED AND RESERVED

Not applicable

ITEM 5.     OTHER INFORMATION

On January 28, 2011, we drew down the final $10 million from the loan provided by DEG.

On February 8, 2011, Industrial and Commercial Bank of China granted American Lorain a line of credit of approximately $16.2 million. The line of credit was granted to American Lorain with specific allocation of 38% to Junan Hongrun, 38% to Shandong Lorain, and 24% to Beijing Lorain, American Lorain's three major operating subsidiaries. The line of credit is effective for one year. As of March 31, 2011, we drew down approximately $427,474 from this line of credit..

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

Date: May 16, 2011

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer

/s/ David She
David She
Chief Financial Officer