Form 10-Q
period 2011-06-30
American Lorain CORP
filed 2011-08-15
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Yes [X]             No [__]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X ]             No [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [__]         Accelerated filer [__]         Non-accelerated filer [__]         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [__]             No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of August 12, 2011 was 34,471,801.

i

PART I FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ii

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated Balance Sheets of American Lorain Corporation (“the Company”) as of June 30, 2011 and December 31, 2010, and the related statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended June 30, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
August 10, 2011	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

			(Audited)
	Note	At June 30,	At December 31,
ASSETS		2011	2010
Current assets
Cash and cash equivalents	2(d)	$9,605,538	$12,730,626
Restricted cash	3	7,064,127	2,308,898
Short-term investment		6,769,421	9,447,585
Trade accounts receivable	4	27,002,950	33,226,612
Other receivables	5	1,841,750	1,492,850
Inventories	6	41,097,859	29,807,198
Advance to suppliers		8,027,308	7,744,976
Prepaid expenses and taxes		467,407	434,061
Deferred tax asset		106,100	103,713
Security deposits and other Assets		628,998	693,858
Total current assets		$102,611,458	$97,990,377

Non-current assets
Investment		464,181	-
Property, plant and equipment, net	7	73,771,569	72,095,007
Land use rights, net	8	4,911,645	4,877,438
Deposit		169,910	20,297
TOTAL ASSETS		$181,928,763	$174,983,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$16,428,735	$25,164,469
Long-term debt – current portion	13	56,089	218,935
Notes payable	10	3,868,173	4,249,977
Accounts payable		4,091,972	6,284,532
Taxes payables	11	1,357,095	3,266,502
Accrued liabilities and other payables	12	1,463,710	1,335,947
Customers deposits		586,414	89,370
Total current liabilities		$27,852,188	$40,609,732

Long-term liabilities
Long-term debt	13	15,330,667	5,030,930

TOTAL LIABILITIES		$43,182,855	$45,640,662

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

			(Audited)
	Note	At June 31,	At December 31,
		2011	2010
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively		-	-

Common stock, $0.001 par value, 200,000,000 shares authorized; 34,444,709 and 34,419,709 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	14	34,445	34,420
Additional paid-in capital	14	52,676,854	52,371,481
Statutory reserves	2(r)	12,069,925	11,340,739
Retained earnings		53,647,928	48,688,375
Accumulated other comprehensive income		12,535,972	9,475,745
Non-controlling interests	15	7,780,784	7,431,697

TOTAL STOCKHOLDER’S EQUITY		$138,745,908	$129,342,457

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY		$181,928,763	$174,983,119

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

		Three months ended June 30,		Six months ended June 30,
	Note	2011	2010	2011	2010

Net revenues	2(t),16	$35,726,650	$29,218,314	$66,176,455	$53,778,530
Cost of revenues		(28,070,066)	(22,499,645)	(51,744,961)	(41,335,771)
Gross profit		$7,656,584	$6,718,669	$14,431,494	$12,442,759

Operating expenses
Selling and marketing expenses		(1,088,768)	(1,194,996)	(2,451,454)	(2,567,348)
General and administrative expenses		(1,593,366)	(932,210)	(3,069,313)	(1,948,662)
		(2,682,134)	(2,127,206)	(5,520,767)	(4,516,010)

Operating income		$4,974,450	$4,591,463	$8,910,727	$7,926,749

Investment income		-	589	-	589
Government subsidy income		302,260	196,003	595,353	377,424
Interest and other income		102,372	8,901	149,457	130,982
Other expenses		(21,483)	(44,714)	(181,055)	(72,237)
Interest expense		(610,111)	(1,023,129)	(1,263,235)	(1,943,553)

Earnings before tax		$4,747,488	$3,729,113	$8,211,247	$6,419,954

Income tax	2(q),17	(1,277,553)	(857,604)	(2,173,421)	(1,529,596)

Net income		$3,469,935	$2,871,509	$6,037,826	$4,890,358

Other comprehensive income:
Foreign currency translation gain		1,875,108	400,424	3,107,991	419,885

Comprehensive income		$5,345,043	$3,271,933	$9,145,817	$5,310,243

Net income attributable to:
-Common Stockholders		$3,262,451	$2,679,613	$5,688,739	$4,540,144
-Non-controlling Interest		207,484	191,896	349,087	350,214
Net income		$3,469,935	$2,871,509	$6,037,826	$4,890,358

Earnings per share	2(u), 18
- Basic		$0.09	$0.10	$0.17	$0.17
- Diluted		$0.09	$0.10	$0.16	$0.17

Weighted average shares outstanding
- Basic		34,427,582	26,075,413	34,427,582	26,075,413
- Diluted		35,030,343	26,750,592	35,030,343	26,750,592

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cash flows from operating activities
Net income	$3,469,935	$2,871,509	$6,037,826	$4,890,358
Stock and share based compensation	131,671	205,943	305,373	454,949
Depreciation	669,969	322,416	1,141,935	687,985
Amortization	49,549	33,341	94,435	69,061
Write down/(gain) on short-term investment	(92,673)	-	(47,763)	-
(Increase)/decrease in accounts & other receivables	(5,627,103)	4,205,909	6,371,808	8,294,930
(Increase)/decrease in inventories	(2,366,929)	1,798,055	(11,290,660)	(7,675,643)
(Increase)/decrease in prepayment	(77,666)	972,209	(315,679)	734,094
(Increase)/decrease in deferred tax asset	(1,411)		(2,388)	-
Increase/(decrease) in accounts and other payables	(1,583,873)	(1,648,161)	(3,974,205)	(1,950,117)
Net cash (used in)/provided by operating activities	(5,428,531)	8,761,221	(1,679,318)	5,505,617

Cash flows from investing activities
Proceeds from short-term investments	467,879	-	2,166,220	22,227
(Increase)/decrease in restricted cash	(2,205,347)	376,613	(4,755,229)	558,448
Payment of construction in progress	(90,840)		(471,105)
Payment of land use rights	(76,740)	(18,318)	(128,642)	(33,205)
Payments for purchase of equipment & plant	(1,567,871)	(9,618,218)	(2,347,391)	(10,045,753)
Decrease (increase) in deposit	(154,032)	-	(84,754)	-
Net cash used in investing activities	(3,626,951)	(9,259,923)	(5,620,901)	(9,498,283)
Cash flows from financing activities
Bank borrowings	6,733,544	5,297,856	18,183,012	23,151,602
Repayment of bank loans	(9,406,948)	(2,900,729)	(20,980,396)	(20,861,829)
Notes payable	763,346	-	3,816,736	-
Issue of common stock	25	-	25	-
Net cash provided by/(used in) financing activities	$(1,910,033)	$2,397,127	$1,019,377	$2,289,773

Net Increase/(decrease) of Cash and Cash Equivalents	(10,965,515)	1,898,425	(6,280,842)	(1,702,893)
Effect of foreign currency translation on cash and cash equivalents	1,967,781	(89,298)	3,155,754	(69,848)

Cash and cash equivalents–beginning of period/year	18,603,272	8,529,664	12,730,626	12,111,532
Cash and cash equivalents–end of period/year	$9,605,538	$10,338,791	$9,605,538	$10,338,791

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Supplementary cash flow information:
Interest received	$7,879	$3,998	$10,355	$6,802
Interest paid	$610,675	$1,018,530	$1,263,799	$1,938,954
Income taxes paid	$1,816,289	$649,208	$3,845,257	$2,489,131

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD ENDED JUNE 30, 2011 AND YEAR ENDED DECEMBER 31, 2010
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total
Balance, January 1, 2010	30,240,202	$30,240	$35,268,603	$8,895,477	$38,455,349	$6,068,569	$6,022,883	$94,741,121
Issuance of share based compensation	7,000	7	890,203	-	-	-	-	890,210
Issuance of common stock for cash	3,440,800	3,441	9,630,800	-	-	-	-	9,634,241
Issuance cost of common stock	-	-	(678,567)	-	-	-	-	(678,567)
Appropriations to additional paid in capital	-	-	5,161,175	-	(5,161,175)	-	-	-
Acquisition of Shandong Greenpia	731,707	732	2,099,267	-	-	-	-	2,099,999
Net income	-	-	-	-	19,248,277	-	-	19,248,277
Appropriations to statutory reserves	-	-	-	2,445,262	(2,445,262)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(1,408,814)	-	1,408,814	-
Unrealized gain (loss) on investment	-	-	-	-	-	(587,117)	-	(587,117)
Foreign currency translation adjustment	-	-	-	-	-	3,994,293	-	3,994,293
Balance, December 31, 2010	34,419,709	$34,420	$52,371,481	$11,340,739	$48,688,375	$9,475,745	$7,431,697	$129,342,457

Balance, January 1, 2011	34,419,709	$34,420	$52,371,481	$11,340,739	$48,688,375	$9,475,745	$7,431,697	$129,342,457
Issuance of share based compensation	-	-	305,373	-	-	-	-	305,373
Issuance of common stock	25,000	25	-	-	-	-	-	25
Net income	-	-	-	-	6,037,826	-	-	6,037,826
Appropriations to statutory reserves	-	-	-	729,186	(729,186)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(349,087)	-	349,087	-
Unrealized gain (loss) on investment	-	-	-	-	-	(47,763)	-	(47,763)
Foreign currency translation adjustment	-	-	-	-	-	3,107,991	-	3,107,991
Balance, June 30, 2011	34,444,709	$34,445	$52,676,854	$12,069,925	$53,647,928	$12,535,972	$7,780,784	$138,745,908

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
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
JUNE 30, 2011 AND DECEMBER 31, 2010
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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the three and six months periods ended June 30, 2011 in order to be consistent with the presentation provided for the three and six months periods ended June 30, 2010. There was no impact in earnings for the regrouping.

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

As of June 30, 2011, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.20	$15,605,756
Luotian Lorain Co., Ltd	PRC	100	3,919,047
Junan Hongrun Foodstuff Co., Ltd	PRC	100	46,294,291
Beijing Lorain Co., Ltd	PRC	100	1,547,269
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	2,376,605
Dongguan Lorain Co,,Ltd	PRC	100	154,727
International Lorain Holding Inc.	Cayman Islands	100	48,149,080

(c)	Use of estimates

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
JUNE 30, 2011 AND DECEMBER 31, 2010
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

Advances to suppliers are good faith deposits paid to suppliers for the purpose of committing suppliers to provide products promptly upon delivery of the Company’s purchase order for raw materials, supplies, equipment, building materials etc. Pursuant to the Company’s arrangements with its suppliers, this deposit is generally 20% of the total amount contracted for. This type of transaction is classified as a prepayment category under the account name “Advance to Suppliers” until such time as the Company’s purchase order is delivered, at which point this account is reduced by reclassification of the applicable amount to the appropriate asset account such as inventory or fixed assets or construction in progress.

(i)	Property, plant and equipment, net

Property, plant and equipment, net are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2010 and through June 30, 2011.

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
JUNE 30, 2011 AND DECEMBER 31, 2010
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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $729,186 and $2,445,262 from retained earnings to statutory reserves for the periods ended June 30, 2011 and December 31, 2010. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	6/30/2011	3/31/2011	12/31/2010	6/30/2010	3/31/2010
Year/quarter end RMB : US$ exchange rate	6.463	6.5501	6.6118	6.8086	6.8361
Average yearly/quarterly RMB : US$ exchange rate	6.5316	6.5713	6.7788	6.8348	6.8360

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

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the period ended June 30, 2011, no warrants were issued and no stock options were granted. During the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. During the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan and; 2,255,024 warrants were issued to investors in connection with a PIPE financing. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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
JUNE 30, 2011 AND DECEMBER 31, 2010
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

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-01, “Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public- entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. This new accounting is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

In June 2011, the FASB issued an Accounting Standard Update (“ASU” No. 2011-05, “Comprehensive Income (Topic 220). Under the amendments to Topic 220, Comprehensive Income, entities have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This new accounting is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
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

4.	TRADE ACCOUNTS RECEIVABLE

	6/30/2011	12/31/2010
Trade accounts receivable	$27,265,676	$33,562,514
Less: Allowance for doubtful accounts	(262,726)	(335,902)
	$27,002,950	$33,226,612

Allowance for bad debt:	6/30/2011	12/31/2010
Beginning balance	$(335,902)	$(267,590)
Additions to allowance	(7,734)	(68,312)
Reversal of allowance	80,910	-
Ending balance	$(262,726)	$(335,902)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of June 30, 2011 and December 31, 2010:

	6/30/2011	12/31/2010
Advances to employees for job/travel disbursements	$1,208,314	$764,725
Amount due by a non-related enterprise	165,644	215,685
Other non-related receivables	467,792	512,440
	$1,841,750	$1,492,850

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

Specifically, the company uses every available employee to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. However none of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of June 30, 2011.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

Related party receivable consisted of the following as of June 30, 2011 and December 31, 2010:

	6/30/2011	12/31/2010
Chen Si	$149,157	$123,467
Liu, Lihua	61,891	-
	$211,048	$123,467

Related party receivable represented advances issued by management for job or travel disbursement in the normal course of business. The receivable had no impact on earnings. As with other employees, officers sign notes when cash is issued to them as job or travel disbursement.

6.	INVENTORIES

Inventories consisted of the following as of June 30, 2011 and December 31, 2010:

	6/30/2011	12/31/2010
Raw materials	$14,023,111	$18,128,883
Finished goods	27,074,748	11,678,315
	$41,097,859	$29,807,198

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of June 30, 2011 and December 31, 2010:

	6/30/2011	12/31/2010
At Cost:
Buildings	$50,325,806	$48,612,643
Landscaping, plant and tree	2,918,683	2,852,998
Machinery and equipment	10,088,676	9,544,910
Office equipment	583,420	501,977
Motor vehicles	449,198	420,020
	$64,365,783	$61,932,548
Less: Accumulated depreciation
Buildings	(3,348,558)	(2,729,161)
Landscaping, plant and tree	(97,289)	(23,775)
Machinery and equipment	(4,488,551)	(3,998,121)
Office equipment	(350,513)	(312,872)
Motor vehicles	(232,629)	(225,832)
	(8,517,540)	(7,289,761)

Construction in Progress	17,923,326	17,452,220
	$73,771,569	$72,095,007

Construction in progress is mainly comprised of capital expenditures for construction of the Company’s new corporate campus, including offices, factories, and staff dormitories located at Junan Hongrun. Capital commitments for the construction are immaterial for the two years above.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

Landscaping, plants, and trees accounts for the orchards that the Company has developed for agricultural operations. These orchards as well as the young trees which were purchased as nursery stock are capitalized into fixed assets. The depreciation is then calculated on a 30-year straight-line method when production in commercial quantities begins. The orchards have begun production in small quantities and the Company has accounted for depreciation commencing July 1, 2010. Depreciation expense for the period ended June 30, 2011 and year ended December 31, 2010 were $1,141,935 and $1,360,134, respectively.

8.	LAND USE RIGHTS

Land use rights consisted of the following as of June 30, 2011 and December 31, 2010:

	6/30/2011	12/31/2010
Land use rights, at cost	$5,638,568	$5,509,925
Less: Accumulated amortization	(726,923)	(632,487)
	$4,911,645	$4,877,438

All lands are owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. The land use rights are then amortized over the period of usage. Amortization expense for the years ended June 30, 2011 and December 31, 2010 were $94,435 and $144,611, respectively.

9.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following as of June 30, 2011 and December 31, 2010:

	Remark	6/30/2011	12/31/2010
Loans from Junan County Construction Bank,
- Interest rate at 5.610% per annum due 1/6/2011		$-	$128,558
- Interest rate at 5.841% per annum due 1/14/2011		-	483,983
- Interest rate at 5.610% per annum due 1/28/2011		-	3,223
- Interest rate at 5.841% per annum due 3/4/2011		-	393,236
- Interest rate at 5.841% per annum due 9/9/2011		-	1,209,958

Loan from Junan County Agriculture Bank,
- Interest rate at 6.903% per annum due 3/30/2011		-	95,284
- Interest rate at 7.434% per annum due 8/23/2011	A	1,547,269	1,512,447

Loan from Junan County Industrial and Commercial Banks,
- Interest rate at 5.100% per annum due 1/18/2011		-	756,224
- Interest rate at 5.100% per annum due 1/20/2011		-	756,224
- Interest rate at 5.100% per annum due 1/26/2011		-	1,134,336
- Interest rate at 5.100% per annum due 2/8/2011		-	635,228
- Interest rate at 5.100% per annum due 2/22/2011		-	1,240,207
- Interest rate at 4.860% per annum due 3/15/2011		-	1,134,336

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

- Interest rate at 7.44% per annum due 10/17/2011	B	618,908	-
Loan from Linyi Commercial Bank,
- Interest rate at 11.510% per annum due 1/21/2011		-	680,601
- Interest rate at 11.676% per annum due 12/15/2011	C	696,271	680,601
- Interest rate at 12.201% per annum due 1/10/2012	C	696,271	-

Loan from Minsheng Bank, Luotian Branch
- Interest rate at 8.203% per annum due 4/15/2012		2,320,904	-

Loan from China Agricultural Bank, Luotian Branch
- Interest rate at 6.372% per annum due 9/12/2011		928,361	1,134,336

Bank of Beijing,
- Interest rate at 6.672% per annum due 10/28/2011		309,454	302,489

East West Bank (Formerly United Commercial Bank), China
Branch,
- Interest rate at 5.494% per annum due 11/14/2011	D	801,317	897,052

HSBC Miyun Branch,
- Interest rate at 5.840% per annum due 6/09/2011		-	302,489
- Interest rate at 6.372% per annum due 6/29/2011		-	983,091
- Interest rate at 6.804% per annum due 4/8/2011		-	302,489

Shenzhen Development Bank, Zhenhua Branch
- Interest rate at 5.310% per annum due 9/14/2011		773,635	756,224

China Development Bank,
- Interest rate at 5.841% per annum due 6/27/2011		-	3,024,895

Luotian Agricultural Development Bank,
- Interest rate at 0.670% per month due 12/11/2010		-	113,433

Luotian Sanliqiao Credit Union,
- Interest rate at 6.300% per annum due 11/5/2011		773,635	756,224

Beijing Rural Commercial Bank, Shilibao Branch,
- Interest rate at 7.434% per annum due 8/10/2011		2,630,357	2,571,161

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

China Agricultural Bank, Shandong Branch
- Interest rate at 7.2280% per annum due 12/27/2011	1,547,269	1,512,447

Shandong Junan Rural Credit Union
- Interest rate at 9.1155% per annum due 2/07/2011	-	1,209,958

Beijing International Trust Co., Ltd., (“BITIC”)
- Interest rate at 6.600% per annum due 12/14/2011	464,181	453,734

Shenzhen Development Bank,
- Interest rate at 6.435% per annum due 12/7/2011	2,320,904	-
	$16,428,735	$25,164,469

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
D: A parcel of 19,507 square meters land use right, owned by Sishui Xinlu, was used as collateral for this loan.

10.	NOTES PAYABLE

Notes payable consisted of the following as of June 30, 2011 and December 31, 2010:

	6/30/2011	12/31/2010
Junan County Construction Bank,
- due at 1/26/2011	$-	$378,112
- due at 1/30/2011	-	846,971

Qingdao Evergrowing Bank,
- due at 6/13/2011	-	3,024,895

Shenzhen Development Bank
- due at 10/8/2011	773,635	-

Shanghai Pudong Development Bank
- due at 9/17/2011	3,094,538	-
	$3,868,173	$4,249,977

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

11.	TAXES PAYABLES

Taxes payable consisted of the following as of June 30, 2011 and December 31, 2010:

	6/30/2011	12/31/2010
Value added tax payable	$68,905	$377,562
Corporate income tax payable	1,183,679	2,808,466
Employee payroll tax withholding	5,046	5,096
Property tax payable	51,671	38,819
Stamp duty tax payable	1,404	4,679
Sales tax payable	197	76
Land use tax payable	45,074	24,943
City maintenance and construction tax payable	1,119	-
Import tariffs	-	6,861
	$1,357,095	$3,266,502

12.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following as of June 30, 2011 and December 31, 2010:

	6/30/2011	12/31/2010
Accrued salaries and wages	$212,080	$-
Accrued utility expenses	47,976	24,825
Accrued interest expenses	285,361	38,353
Accrued transportation expenses	389,700	472,836
Other accruals	17,000	110,683
Business and other taxes	58,287	479,850
Disbursement payable	426,754	177,543
Accrued staff welfare	26,552	31,857
	$1,463,710	$1,335,947

13.	LONG-TERM DEBT

Current portions of long-term debt consisted of the following as of June 30, 2011 and December 31, 2010:

	6/30/2011	12/31/2010
Loans from Luotian Agricultural Development Bank
-Interest rate at 2.100% per annum due 12/11/2011	56,089	26,468

Loans from East West Bank (Formerly United Commercial Bank), China Branch
- Interest rate at 5.494% per annum due 11/14/2011	-	192,467

	$56,089	$218,935

Non-current portions of long-term debt consisted of the following as of June 30, 2011 and December 31, 2010:

	6/30/2011	12/31/2010
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
- Interest rate at 5.510% per annum due 3/15/2016	15,330,667	5,030,930
	15,330,667	5,030,930

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

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

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged until through December 31, 2007. In connection with the financing, the Company also issued 1,037,858 and 489,330 warrants to the PIPE investors and placement agent, respectively. During 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207 shares; however, because the holders did not pay in cash for the warrants, 110,752 of those shares were cancelled as consideration in lieu of the warrant holders paying in cash. Ultimately, 249,455 of new shares were issued to those who exercised their warrant. The Company also made an adjustment to its outstanding share count for rounding errors as result of the split and reverse splits made at the time of the reverse merger. The number of shares in the adjustment was an addition of seven shares. The Company believes the adjustment of seven shares is immaterial to both prior and current earnings per share calculation. As detailed in the table below, the total number of outstanding shares at June 30, 2011 was 34,444,709.

During the year 2009, the Company issued 56,393 shares of stock to its employees and vendors and 5,011,169 shares to investors. The Company issued 1,334,573 stock options to employees on July 28, 2009. 1,753,909 shares of Series A warrants and 501,115 shares of Series B warrants were issued to investors on October 28, 2009.

During the year 2010, the Company issued 2,000 shares to a service provider on February 10, 2010 and 81,155 warrants to various service providers on January 5, 2010. The Company issued to investors 3,440,800 shares at an agreed price of $2.80 per share for a PIPE financing on September 10, 2010. This financing brought $8,955,730 net proceeds to the Company. The Company issued 5,000 shares to its employee on September 23, 2010. 731,707 shares of restricted stock were issued to the owner of Shandong Greenpia, Mr. Ji Zhenwei on September 24, 2010 as part of acquisition cost. The total number of shares issued and outstanding is 34,444,709 as of June 30, 2011.

During the year 2010, the Company transferred 5,161,176 from retained earnings to additional paid up capital and 2,445,262 from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

For the period ended June 30, 2011, the Company transferred 729,186 from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
Common stock at 6/30/2011			34,444,709

Warrants and options	Number of warrants or options	Issuance date	Expiration date
Warrants issued to investors in 2007 PIPE	1,037,858	5/3/2007	5/2/2010
Warrants issued to placement agent in 2007 PIPE	489,330	5/3/2007	5/2/2010
Employee stock options	1,334,573	7/28/2009	7/27/2014
Warrants issued to investors in 2009 PIPE - Series A	1,753,909	10/28/2009	4/28/2015
Warrants issued to investors in 2009 PIPE - Series B	501,115	10/28/2009	10/28/2012
Issued to service provider A during 2010	50,722	1/5/2010	1/2/2014
Issued to service provider B during 2010	20,289	1/5/2010	1/2/2014
Issued to service provider C during 2010	10,144	1/5/2010	1/2/2014
Total warrants and options	5,197,940

15.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the 19.8% equity of Shandong Lorain held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

16.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following during the six months ended June 30, 2011 and 2010:

Category	6/30/2011	6/30/2010
Chestnut	$32,770,230	$27,828,801
Convenience food	22,811,418	17,359,167
Frozen food	10,594,807	8,590,562
Total	$66,176,455	$53,778,530

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

Revenue by geography consisted of the following during the six months ended June 30, 2011 and 2010:

Country	6/30/2011	6/30/2010
Australia	$48,689	$-
Belgium	767,229	445,969
Canada	50,148	71,599
China	51,328,475	43,646,930
Denmark	20,566	-
France	458,427	135,987
Germany	818,205	158,599
Hong Kong	23,446	65,838
Indonesia	20,812	-
Israel	213,869	-
Japan	6,802,126	4,227,008
Malaysia	771,216	740,106
Netherlands	294,904	89,710
Philippines	135,783	-
Poland	108,237	-
Singapore	318,812	256,664
South Korea	1,777,782	2,435,059
Spain	273,656	101,233
Taiwan	940,374	264,210
United Kingdom	896,995	773,566
United States	73,272	152,059
Others	33,432	213,993
Total	$66,176,455	$53,778,530

17.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses as of June 30, 2011 and 2010.

	June 30,
	2011	2010
Income attributed to PRC	$8,713,111	$6,929,124
Loss attributed to US*	(501,865)	(509,170)
Income before tax	8,211,247	6,419,954

PRC Statutory Tax at 25% Rate	2,173,421	1,529,596
Effect of tax exemption granted	-	-
Income tax	$2,173,421	$1,529,596

Per Share Effect of Tax Exemption		June 30,
		2011		2010
	$		$
Effect of tax exemption granted		-		-
Weighted-Average Shares Outstanding Basic		34,427,582		26,075,413
Per share effect		$34,427,582		$26,075,413

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows as of June 30, 2011 and 2010:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	June
	2011	2010
U.S. federal statutory income tax rate	$35%	$35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	1.47%	-0.03%
The Company’s effective tax rate	$26.47%	$24.97%

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

The Company’s has detailed the tax rates for its subsidiaries for 2011 and 2010 in the following table.

Income Tax Rate	2011	2010
International Lorain	0%	0%
Junan Hongran	25%	25%
Luotian Lorain	25%	15%
Beijing Lorain	15%	15%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

18.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows for the three and six months periods ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic Earnings Per Share Numerator
Net Income	$3,262,451	$2,679,613	$5,688,739	$4,540,144

Income Available to Common Stockholders	3,262,451	2,679,613	5,688,739	4,540,144

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	3,262,451	2,679,613	5,688,739	4,540,144

Income Available to Common Stockholders on Converted Basis	3,262,451	2,679,613	5,688,739	4,540,144

Original Shares:
Additions from Actual Events
-Issuance of Common Stock	34,427,582	26,075,413	34,427,582	26,075,413
Basic Weighted Average Shares Outstanding	34,427,582	26,075,413	34,427,582	26,075,413

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

Dilutive Shares:
Additions from Potential Events
Exercise of Employee & Director Stock Options		602,761		675,179		602,761		675,179
Diluted Weighted Average Shares Outstanding:		35,030,343		26,750,592		35,030,343		26,750,592

Earnings Per Share
- Basic		0.09		0.10		0.17		0.17
- Diluted		0.09		0.10		0.16		0.17
	$		$		$		$
Weighted Average Shares Outstanding
- Basic		34,427,582		26,075,413		34,427,582		26,075,413
- Diluted		35,030,343		26,750,592		35,030,343		26,750,592

19.	SHARE BASED COMPENSATION

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

During the period ended June 30, 2011 and December 31, 2010, the Company recorded a total of $305,373 and $890,209 stock option and its related general and administrative expenses.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $4.99	1,334,573 shares
$5.00 - $9.99	0 shares
$10.00 - $14.99	0 shares

No tax benefit has yet to be accrued or realized. For the period ended June 30, 2011, the Company has yet to repatriate its earnings, accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes Model to value the warrants granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

Weighted-average fair value of grants:	$1.5955
Risk-free interest rate:	1.76%
Expected volatility:	5.11%
Expected life in months:	36.00

20.	LEASE COMMITMENTS

The Company has entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at June 30, 2011 are shown in the following table:

From	To	Lease payment
4/1/2011	12/31/2011	44,561
1/1/2012	12/31/2012	89,123
1/1/2013	12/31/2013	92,613
1/1/2014	12/31/2014	98,035
1/1/2015	12/31/2015	98,035
1/1/2016	12/31/2016	98,035
1/1/2017	12/31/2017	98,035
1/1/2018	8/9/2018	59,883
		$678,320

The outstanding lease commitment as of June 30, 2011 was $678,320.

The minimum future lease payments for this property at December 31, 2010 are shown in the following table:

From	To	Lease payment
1/1/2011	12/31/2011	84,245
1/1/2012	12/31/2012	84,245
1/1/2013	12/31/2013	87,521
1/1/2014	12/31/2014	92,670
1/1/2015	12/31/2015	92,670
1/1/2016	12/31/2016	92,670
1/1/2017	12/31/2017	92,670
1/1/2018	8/9/2018	56,631
		$683,332

The outstanding lease commitment as of December 31, 2010 was $683,332.

21.	RISKS

A.	Credit risk

Since the Company’s inception, the age of account receivables have been less than one year indicating that the Company is subject to minimal risk borne from credit extended to customers.

B.	Interest risk

The company subject to the interest rate risk when their short term loans become due and require refinancing.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

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

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We believe that we are the largest processed chestnut foods manufacturer in China. We have developed brand recognition for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced over 50 high value-added processed chestnut products in the second quarter of 2011. We derive most of our revenues from sales in China, Japan and South Korea. Our primary strategy for 2011 is to expand our brand equity in the Chinese market for our convenience foods products while maintaining the steady growth and brand recognition for our chestnut products and frozen products. In addition, we are working to expand our marketing efforts in Asia, North America, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Sales in the first two quarters of 2011 continue to exhibit steady growth. Sales continue to be heavily concentrated in the Asian regions, with mainland China, Japan and South Korea accounting for 90.5% of total sales during the first half of 2011, as compared to 93.5% over the same period of last year. In the coming quarters, American Lorain expects to continue seeing higher demand for its traditional chestnut products as well as its fast growing convenience food products such as rice boxes, driven by continued channel building efforts such as more branded counters in supermarkets and sales to the railway system.

Frozen foods sold primarily to select export markets in Europe and wholesale customers like Yums! Foods in China contributed approximately 16.0% in revenues for the first six months of both 2011 and 2010. Currently, American Lorain uses mostly outsourced, third party manufacturing facilities for its frozen foods and maintains limited production exposure and contractual obligations in this segment as part of a broader marketing strategy and in response to a highly competitive environment.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the first two quarters of 2011, the cost of our raw materials increased from $38.0 million to $46.7 million, as compared to the first two quarters of 2010, for an increase of approximately 22.9%. During the second quarter of 2011, the cost of our raw materials increased from $20.8 million to $25.4 million, as compared to the second quarter of 2010, for an increase of approximately 22.6% due to a combined effect of increased sales and general inflation. China currently faces high domestic inflation pressures, especially in agricultural products and consumer foods. The prolonged continuation or worsening of such pressure may negatively our sales or profitability, In addition, we may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

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

We have also been working to reduce the seasonality in our business primarily by expanding sales of our convenience food business line. The percentage revenue contribution from convenience food increased from 32.3% in the first six months of 2010 to 34.5% in the first six months of 2011, while revenue contribution from chestnuts declined from 51.7% to 49.5% over the same period of time.

Uncertainties that Affect our Financial Condition

We spend a significant amount of cash on our operations, principally to procure raw materials for our products. Many of our suppliers, including chestnut, vegetable and fruit farmers, and suppliers of packaging materials, require us to prepay for their supplies in cash or pay on the same day that such supplies are delivered to us. However, some of the suppliers with whom we have a long-standing business relationship allow us to pay on credit. In the first two quarters of 2011, we paid for approximately 6.1% of our raw materials on credit. In the second quarter of 2011, we paid for approximately 13.2% of our raw materials on credit. We fund the majority of our working capital requirements out of cash flow generated from operations. If we fail to generate sufficient sales, or if our suppliers stop offering us credit terms, we may not have sufficient liquidity to fund our operating costs and our business could be adversely affected.

We also fund approximately 22.0% of our working capital requirements from the proceeds of short-term loans from Chinese banks, as compared to 82.9% over the same period last year, as we obtained, and have fully drawn from, a $15 million long term loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) and thus reduced our reliance on short term bank loans. However, we expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our balance from short-term bank loans as of June 30, 2011 was approximately $16.4 million. The term of almost all such loans is one year or less. Historically, our lenders have permitted us to roll over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity, and our lenders may not permit us to roll over the loans in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we completed two private placement financings in September 2010 and October 2009 with net proceeds of $9.0 million and $10.9 million, respectively, the proceeds of which were primarily used for working capital. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

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

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things, as more fully described in the Company’s Annual Report on Form 10-K.

The crisis of the financial and credit markets worldwide in the second half of 2008 has led to a severe economic recession worldwide. Furthermore, the on-going European debt crisis and US national debt ceiling debate and subsequent sovereign rating downgrade are currently weighing on the global economic conditions as well as the financial market. The outlook for 2011 remains uncertain, but continuation or worsening of unfavorable economic conditions, including the on-going global economy and capital markets disruptions, could have adverse impacts on our business, operating results or financial conditions in a number of ways. For example, we may experience declines in revenues, profitability and cash flows as a result of reduced orders, delays in receiving orders, delays or defaults in payment or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. In addition, changes and volatility in the equity, credit and foreign exchange markets and in the competitive landscape make it increasingly difficult for us to predict our revenues and earnings into the future.

In 2010, we shortened credit terms for many of our international and domestic distributors from between 30 and 180 days to between 30 and 60 days for domestic distributors, and approximately 90 days for international distributors. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table summarizes the results of our operations during the three-month periods ended June 30, 2011 and June 30, 2010, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2011.

(All amounts, other than percentages, stated in U.S. dollar)

	Three months ended
	June 30,		Dollar ($)	Percentage (%)
	2011	2010	Increase	Increase
	(In US Dollar)	(In US Dollar)	(Decrease)	(Decrease)
Net revenues	35,726,650	29,218,314	6,508,336	22.3%
Cost of revenues	(28,070,066)	(22,499,645)	(5,570,421)	24.8%
Gross profit	7,656,584	6,718,669	937,915	14.0%
Operating expenses
Selling and marketing expenses	(1,088,768)	(1,194,996)	106,228	-8.9%
General and administrative expenses	(1,593,366)	(932,210)	(661,156)	70.9%

Operating Income	4,974,450	4,591,463	382,987	8.3%

Investment income	-	589
Government subsidy income	302,260	196,003	106,257	54.2%
Interest and other income	102,372	8,901	93,471	1050.1%
Other expenses	(21,483)	(44,714)	23,231	-52.0%
Interest expense	(610,111)	(1,023,129)	413,018	-40.4%

Earnings before tax	4,747,488	3,729,113	1,018,375	27.3%

Income tax	(1,277,553)	(857,604)	(419,949)	49.0%

Income before minority interests	3,469,935	2,871,509	598,426	20.8%

Minority interests	207,484	191,896	15,588	8.1%
Net income	3,262,451	2,679,613	582,838	21.8%

Revenue

Net Revenues. Our net revenue for the three months ended June 30, 2011 amounted to $35.7 million, which represents an increase of approximately $6.5 million, or 22.3%, from the three-month period ended on June 30, 2010, in which our net revenue was $29.2 million. This increase was attributable to the increased revenues generated from sales of each of our product segments, as reflected in the following table:

	Three months ended
(in thousands of U.S. dollars)	6/30/2011	6/30/2010	Increase	Increase
Category
Chestnut	17,719,636	14,868,240	2,851,396	19.2%
Convenience food	12,807,758	10,269,991	2,537,767	24.7%
Frozen food	5,199,255	4,080,083	1,119,172	27.4%
Total	35,726,650	29,218,314	6,508,336	22.3%

Cost of Revenues. During the three months ended June 30, 2011, we experienced an increase in cost of revenue, which consists of raw materials, direct labor and manufacturing overhead expenses, of $5.6 million, in comparison to the three months ended June 30, 2010, from approximately $22.5 million to $28.1 million, reflecting an increase of approximately 24.8% . Approximately 86.1%, or $4.6 million, of this increase was attributable to an increase in raw material costs, which increased from $20.8 million during the three months ended June 30, 2010 to $25.4 million, or approximately 22.6%, during the three months ended June 30, 2011.

The factors that contributed to the remaining 13.9% increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased approximately $1.0 million, or 14.0%, to $7.7 million for the three months ended June 30, 2011 from $6.7 million for the same period in 2010 as a result of higher revenues, offset by higher costs of revenues, for the reasons indicated immediately above. Our gross margins decreased from 23.0% to 21.4% due to inflation pressure in the Chinese domestic market. Gross profit margins by product segment for the three months ended June 30, 2011 were: 23-26% for chestnuts, 20-23% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased $106,228, or 8.9%, to $1.1 million in the second quarter of 2011 from $1.2 million in the second quarter of 2010. The following table reflects the main factors that contributed to this decrease as well as the dollar amount that each factor contributed to this decrease.

Dollar Decrease
(in U.S. dollars)
Sea Transportation	(86,532)
Advertisation	(42,438)
Port Fees	(15,839)

Selling and marketing expenses decreased as we controlled our cost very carefully while expanding our distribution channels in China. We might, however, increase our selling and marketing expenses in the second half of 2011 as we continue to build up our brand recognition in the China market for our chestnut and convenience food products.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $661,156 from $0.9 million to approximately $1.6 million for the three months ended June 30, 2011, compared to the same period in 2010. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

Factor	Dollar Increase
(in U.S. dollars)
Salary and Social Welfare	261,534
Land Usage Tax	123,630
Office Expenses	31,264

The increases listed in the table above were partially offset by decreases in dollar amount of other factors, including appraisal expense, consulting fees and fuel expenses, etc.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $1.0 million, or 27.3%, to $4.7 million for the three months ended June 30, 2011 from $3.7 million for the same period of 2010. The increase was mainly attributable to the increase of our sales revenue and lower interest expense due to lower bank loans in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Income Taxes

Income taxes increased $419,949, or 49.0%, to $1.3 million in the second quarter of 2011, as compared to $0.9 million in the second quarter of 2010. This increase was attributable to the higher earnings before tax and a higher income tax rate in 2011 as compared to 2010.

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

Net Income

Net income increased $582,838, or 21.8%, to $3.3 million for the three months ended June 30, 2011 from $2.7 million for the same period of 2010. The increase was attributable to increased sales revenue and lower interest expense, and was partially offset by increased cost of goods sold, general and administrative expenses, and higher income tax in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table summarizes the results of our operations during the six-month periods ended June 30, 2011 and June 30, 2010, respectively and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010.

	Six months ended June 30,		Dollar ($)	Percentage (% )
	2011	2010	Increase	Increase
	(In US Dollar)	(In US Dollar)	(Decrease)	(Decrease)
Net revenues	66,176,455	53,778,530	12,397,925	23.1%
Cost of revenues	(51,744,961)	(41,335,771)	(10,409,190)	25.2%
Gross profit	14,431,493	12,442,759	1,988,734	16.0%
Operating expenses
Selling and marketing expenses	(2,451,454)	(2,567,348)	115,894	-4.5%
General and administrative expenses	(3,069,313)	(1,948,662)	(1,120,651)	57.5%

Operating Income	8,910,727	7,926,749	983,978	12.4%

Investment income	-	589
Government subsidy income	595,352	377,424	217,928	57.7%
Interest and other income	149,457	130,982	18,475	14.1%
Other expenses	(181,055)	(72,237)	(108,818)	150.6%
Interest expense	(1,263,235)	(1,943,553)	680,318	-35.0%

Earnings before tax	8,211,246	6,419,954	1,791,292	27.9%

Income tax	(2,173,421)	(1,529,596)	(643,825)	42.1%

Income before minority interests	6,037,825	4,890,358	1,147,467	23.5%
Minority interests	349,087	350,214	(1,127)	-0.3%
Net income	5,688,738	4,540,144	1,148,594	25.3%

Revenue

Net Revenues. Our net revenue for the six months ended June 30, 2011 amounted to $66.2 million, which is approximately $12.4 million or 23.1% more than that of the same period ended on June 30, 2010 where we had revenue of $53.8 million. This increase was attributable to the increased revenues generated from sales of each of our product segments, as reflected in the following table:

(in thousands of U.S. dollars)	Six months ended		Increase	Increase
	6/30/2011	6/30/2010
Category	($)	($)	($)	(%)
Chestnut	32,770,230	27,828,801	4,941,429	17.8%
Convenience food	22,811,418	17,359,167	5,452,251	31.4%
Frozen food	10,594,807	8,590,562	2,004,245	23.3%
Total	66,176,455	53,778,530	12,397,925	23.1%

Cost of Revenues. Our cost of revenues, which consists of raw materials, direct labor and manufacturing overhead expenses, was $51.7 million for the six month period ended June 30, 2011, an increase of $10.4 million or 25.2%, as compared to $41.3 million for the six month period ended June 30, 2010. Approximately 84.9%, or $8.8 million, of this increase was attributable to an increase in raw material costs, which increased from $38.0 million during the six months ended June 30, 2010 to $46.7 million, or approximately 22.9%, during the six months ended June 30, 2011.

The factors that contributed to the remaining 15.1% increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $2.0 million, or 16.0% to $14.4 million for the six months ended June 30, 2011 from $12.4 million for the same period in 2010. This increase was attributable to increased sales revenue, offset by higher cost as described above. Our gross margins decreased from 23.1% to 21.8% due to inflation pressure in the Chinese domestic market. Gross profit margins by product segment for the six months ended June 30, 2010 were: 23-26% for chestnuts, 20-23% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Selling and marketing expenses decreased $115,894, or 4.5% to $2.5 million for the six months ended June 30, 2011 from $2.6 million for the same period in 2010.. Selling and marketing expenses decreased as we controlled our cost very carefully while expanding our distribution channels in China. We might, however, increase our selling and marketing expenses in the second half of 2011 as we continue to build up our brand recognition in the China market for our chestnut and convenience food products.

General and Administrative Expenses. General and administrative expenses increased $1.1 million, or 57.5% to $3.1 million for the six months ended June 30, 2011 from $1.9 million for the same period of 2010. The increase of general and administrative expenses was primarily attributable to increased compensation and benefit for managerial personnel and expansion of our distribution channels.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $1.8 million or 27.9% to $8.2 million for the six months ended June 30, 2011 from $6.4 million for the same period of 2010. The increase was primarily a result of the higher revenue and lower interest expense due to lower bank loans during the six month period ended on June 30, 2011 as compared to 2010.

Income Taxes

Income taxes increased $643,825 or 42.1% to $2.2 million for the six months ended June 30, 2011 from $1.5 million for the same period of 2010. The increase of tax paid was primarily a result of the increase of income as well as higher tax rate in the first six months ended June 30, 2011, as compared to the same period in 2010.

Net Income

Net income increased $1.1 million, or 25.3% to $5.7 million for the six months ended June 30, 2011 from $4.5 million for the same period of 2010. The increase was primarily a result of increased revenue and lower interest expense, offset by higher cost of revenues and general administrative expenses.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents (excluding restricted cash) of $9.6 million. Our cash and cash equivalents decreased by approximately $3.1 million from December 31, 2010, primarily due to increase in inventories and restricted cash. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Six Months Ended
	June 30,
	2011	2010
Net cash provided by (used in) operating activities	(1,679)	5,506
Net cash provided by (used in) investing activities	(5,621)	(9,498)
Net cash provided by (used in) financing activities	1,019	2,290
Net cash flow (outflow)	(6,281)	(1,703)

Operating Activities

Net cash used in operating activities was $1.7 million for the six months period ended June 30, 2011 and net cash provided by operating activities in the first two quarters of 2010 was approximately $5.5 million. The decrease of approximately $7.2 million in net cash flows provided by operating activities in the first half of fiscal 2011 was primarily a result of additional increase in inventories of approximately $3.6 million, additional decrease in payables of approximately $2.0 million and a lower decrease in receivables of $1.9 million, which was partially offset by higher net income as compared to the same period in 2010.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash used in investing activities for the six months period ended June 30, 2011 was $5.6 million, which is an decrease of $3.9 million from net cash used in investing activities of $9.5 million for the same period of 2010. The decrease was primarily due to fewer purchases of equipment and plant in 2011, offset by increased restricted cash.

Financing Activities

Net cash provided by financing activities for the six months period ended June 30, 2011 was $1.0 million, which is a decrease of $1.3 million from $2.3 million net cash provided by financing activities during the same period in 2010. The decrease of the net cash provided by financing activities was primarily a result of decreased short term bank borrowing in 2011.

Loan Facilities

As of June 30, 2011, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $16.4 million as of June 30, 2011, compared with $25.2 million as of December 31, 2010. We are also carrying a long term loan of $15 million from DEG due in March 2016, with eight equal semi-annual principal payments commencing September 2012. In addition, on February 8, 2011, Industrial and Commercial Bank of China granted us a line of credit of approximately $16.2 million. The line of credit was granted to us with specific allocation of 38% to Junan Hongrun, 38% to Shandong Lorain, and 24% to Beijing Lorain, our three major operating subsidiaries. The line of credit is effective for one year. As of June 30, 2011, we drew down $618,908 from this line of credit.

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

As of June 30, 2011, the details pertaining to our subsidiaries were as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.20	$15,605,756
Luotian Lorain Co., Ltd	PRC	100	3,919,047
Junan Hongrun Foodstuff Co., Ltd	PRC	100	46,294,291
Beijing Lorain Co., Ltd	PRC	100	1,547,269
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	2,376,605
Dongguan Lorain Co,,Ltd	PRC	100	154,727
International Lorain Holding Inc.	Cayman Islands	100	48,149,080

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

Recent Accounting Pronouncements

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-01, “Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. This new accounting is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

In June 2011, the FASB issued an Accounting Standard Update (“ASU” No. 2011-05, “Comprehensive Income (Topic 220). Under the amendments to Topic 220, Comprehensive Income, entities have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This new accounting is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

During the fiscal quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2011, the company issued 25,000 restricted shares to a consultant as consulting compensation. This transaction was exempt under Section 4(2) of the Securities Act based on representation made by the transferee.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     REMOVED AND RESERVED

Not applicable

ITEM 5.     OTHER INFORMATION

None.

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

Date: August 15, 2011

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer

/s/ David She
David She
Chief Financial Officer