Form 10-Q
period 2011-09-30
American Lorain CORP
filed 2011-11-14
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]    No [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]    No [X]

     The numbers of shares outstanding of the issuer’s class of common stock as of September 30, 2011 was 34,471,801.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN LORAIN CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	4
CONSOLIDATED BALANCE SHEETS	5 - 6
CONSOLIDATED STATEMENTS OF INCOME	7
CONSOLIDATED STATEMENTS OF CASH FLOWS	8 - 9
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY	10
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	11 - 30

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated Balance Sheets of American Lorain Corporation (“the Company”) as of September 30, 2011 and December 31, 2010, and the related statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
November 1, 2011	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

			(Audited)
	Note	At September 30,	At December 31,
ASSETS		2011	2010
Current assets
Cash and cash equivalents	2(d)	$11,439,874	$12,730,626
Restricted cash	3	8,881,019	2,308,898
Short-term investment		117,074	9,447,585
Trade accounts receivable	4	35,105,826	33,226,612
Other receivables	5	6,389,505	1,492,850
Inventories	6	34,829,858	29,807,198
Advance to suppliers		10,747,976	7,744,976
Prepaid expenses and taxes		396,960	434,061
Deferred tax asset		107,338	103,713
Security deposits and other Assets		628,998	693,858
Total current assets		$108,644,428	$97,990,377

Non-current assets
Investment		469,594	-
Property, plant and equipment, net	7	74,819,359	72,095,007
Land use rights, net	8	4,929,838	4,877,438
Deposit		33,812	20,297
TOTAL ASSETS		$188,897,031	$174,983,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$14,824,640	$25,164,469
Long-term debt – current portion	13	56,743	218,935
Notes payable	10	782,656	4,249,977
Accounts payable		4,961,054	6,284,532
Taxes payables	11	3,146,526	3,266,502
Accrued liabilities and other payables	12	1,164,310	1,335,947
Customers deposits		33,421	89,370
Total current liabilities		$24,969,350	$40,609,732

Long-term liabilities
Long-term debt	13	15,509,447	5,030,930

TOTAL LIABILITIES		$40,478,797	$45,640,662

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

			(Audited)
	Note	At September 30,	At December 31,
		2011	2010
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively		-	-

Common stock, $0.001 par value, 200,000,000 shares authorized; 34,471,801 and 34,419,709 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	14	34,472	34,420
Additional paid-in capital	14	52,823,660	52,371,481
Statutory reserves	2(r)	12,078,429	11,340,739
Retained earnings		60,710,712	48,688,375
Accumulated other comprehensive income		14,169,939	9,475,745
Non-controlling interests	15	8,601,022	7,431,697

TOTAL STOCKHOLDER’S EQUITY		$148,418,234	$129,342,457

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY		$188,897,031	$174,983,119

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

		Three months ended		Nine months ended
		September 30,		September 30,
	Note	2011	2010	2011	2010

Net revenues	2(t),16	$55,642,041	$48,073,224	$121,818,496	$101,851,754
Cost of revenues		(43,291,417)	(37,293,496)	(95,036,378)	(78,629,267)
Gross profit		$12,350,624	$10,779,728	$26,782,118	$23,222,487

Operating expenses
Selling and marketing expenses		(2,538,469)	(2,072,152)	(4,989,922)	(4,639,500)
General and administrative expenses		(1,611,242)	(1,643,967)	(4,680,555)	(3,592,629)
		(4,149,711)	(3,716,119)	(9,670,477)	(8,232,129)

Operating income		$8,200,913	$7,063,609	$17,111,641	$14,990,358

Investment income
Government subsidy income		47,657	321,537	643,009	698,961
Interest and other income	22	2,135,832	628,008	2,285,288	759,579
Other expenses		(54,269)	(16,269)	(235,324)	(88,506)
Interest expense		(550,657)	(1,127,993)	(1,813,891)	(3,071,546)

Earnings before tax		$9,779,476	$6,868,892	$17,990,723	$13,288,846

Income tax	2(q),17	(1,887,950)	(1,476,363)	(4,061,371)	(3,005,959)

Net income		$7,891,526	$5,392,529	$13,929,352	$10,282,887

Other comprehensive income:
Foreign currency translation gain		1,664,668	1,755,844	4,772,659	2,175,729

Comprehensive income		$9,556,194	$7,148,373	$18,702,011	$12,458,616

Net income attributable to:
-Common Stockholders		$7,071,288	$5,084,475	$12,760,027	$9,624,619
-Non-controlling Interest		820,238	308,054	1,169,325	658,268
Net income		$7,891,526	$5,392,529	$13,929,352	$10,282,887

Earnings per share	2(u), 18
- Basic		$0.21	$0.16	$0.37	$0.32
- Diluted		$0.20	$0.16	$0.37	$0.31

Weighted average shares outstanding
- Basic		34,466,144	31,083,710	34,440,483	30,525,487
- Diluted		34,605,668	31,679,871	34,754,552	31,221,758

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Cash flows from operating activities
Net income	$7,891,526	$5,392,529	$13,929,352	$10,282,887
Stock and share based compensation	146,806	195,868	452,179	650,817
Depreciation	333,588	554,385	1,475,523	1,242,370
Amortization	41,854	40,053	141,997	109,114
Write down/(gain) on short-term investment	(30,702)	(479,332)	(78,465)	(479,332)
(Increase)/decrease in accounts & other receivables	(13,203,625)	(12,081,954)	(6,831,817)	(3,787,024)
(Increase)/decrease in inventories	6,268,000	(979,407)	(5,022,660)	(8,655,050)
(Increase)/decrease in prepayment	(2,650,221)	(5,152,378)	(2,965,900)	(4,418,283)
Increase/(decrease) in deferred tax asset	(1,237)	-	(3,625)	-
Increase/(decrease) in accounts and other payables	2,359,115	(2,425,974)	(1,615,090)	(4,376,091)
Net cash (used in)/provided by operating activities	1,155,104	(14,936,210)	(518,506)	(9,430,592)

Cash flows from investing activities
Shandong Greenpia acquisition net of cash required	-	(1,929,773)	-	(1,929,773)
Sales/(purchase) of short-term investments	(807,647)	(183,966)	1,358,573	(161,739)
(Increase)/decrease in restricted cash	(1,816,892)	(103,792)	(6,572,121)	454,656
Payment of construction in progress	(507,155)	-	(978,260)	-
Payment of land use rights	(60,047)	(72,466)	(194,397)	(105,671)
Payments for purchase of equipment & plant	(874,224)	(1,295,379)	(3,221,615)	(11,341,132)
Decrease/(increase) in deposit	136,099	-	51,345	-
Sales /(purchase) of land investment	7,502,344	-	7,502,344	-
Net cash used in investing activities	3,572,478	(3,585,376)	(2,054,131)	(13,083,659)
Cash flows from financing activities
Bank borrowings	3,853,879	41,717,825	22,036,891	64,869,426
Repayment of bank loans	(5,278,540)	(32,736,075)	(22,060,396)	(53,597,904)
Proceeds from issuance of notes	-	716,621	782,656	716,621
Repayment of notes	(3,085,517)	-	(4,249,977)	-
Issue of common stock	27	8,693,478	52	8,693,478
Net cash provided by/(used in) financing activities	$(4,510,151)	$18,391,849	$(3,490,774)	$20,681,621

Net Increase/(decrease) of Cash and Cash Equivalents	217,431	(129,737)	(6,063,411)	(1,832,630)
Effect of foreign currency translation on cash and cash equivalents	1,616,905	1,676,496	4,772,660	1,606,648

Cash and cash equivalents–beginning of period/year	9,605,539	10,338,791	12,730,626	12,111,532
Cash and cash equivalents–end of period/year	$11,439,874	$11,885,550	$11,439,874	$11,885,550

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Supplementary cash flow information:
Interest received	$26,171	$5,096	$36,526	$11,898
Interest paid	$502,519	$991,634	$1,766,318	$2,930,588
Income taxes paid	$1,116,795	$856,944	$4,962,052	$3,346,075

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2011 AND YEAR ENDED DECEMBER 31, 2010
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total
Balance, January 1, 2010	30,240,202	$30,240	$35,268,603	$8,895,477	$38,455,349	$6,068,569	$6,022,883	$94,741,121
Issuance of share based compensation	7,000	7	890,203	-	-	-	-	890,210
Issuance of common stock for cash	3,440,800	3,441	9,630,800	-	-	-	-	9,634,241
Issuance cost of common stock	-	-	(678,567)	-	-	-	-	(678,567)
Appropriations to additional paid in capital	-	-	5,161,175	-	(5,161,175)	-	-	-
Acquisition of Shandong Greenpia	731,707	732	2,099,267	-	-	-	-	2,099,999
Net income	-	-	-	-	19,248,277	-	-	19,248,277
Appropriations to statutory reserves	-	-	-	2,445,262	(2,445,262)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(1,408,814)	-	1,408,814	-
Unrealized gain (loss) on investment	-	-	-	-	-	(587,117)	-	(587,117)
Foreign currency translation adjustment	-	-	-	-	-	3,994,293	-	3,994,293
Balance, December 31, 2010	34,419,709	$34,420	$52,371,481	$11,340,739	$48,688,375	$9,475,745	$7,431,697	$129,342,457

Balance, January 1, 2011	34,419,709	$34,420	$52,371,481	$11,340,739	$48,688,375	$9,475,745	$7,431,697	$129,342,457
Issuance of share based compensation	-	-	452,179	-	-	-	-	452,179
Issuance of common stock	52,092	52	-	-	-	-	-	52
Net income	-	-	-	-	13,929,352	-	-	13,929,352
Appropriations to statutory reserves	-	-	-	737,690	(737,690)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(1,169,325)	-	1,169,325	-
Unrealized gain (loss) on investment	-	-	-	-	-	(78,465)	-	(78,465)
Foreign currency translation adjustment	-	-	-	-	-	4,772,659	-	4,772,659
Balance, September 30, 2011	34,471,801	34,472	52,823,660	12,078,429	60,710,712	14,169,939	8,601,022	148,418,234

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
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
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the three and nine months periods ended September 30, 2011 in order to be consistent with the presentation provided for the three and nine months periods ended September 30, 2010. There was no impact in earnings for the regrouping.

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

As of September 30, 2011, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.20	$15,787,744
Luotian Lorain Co., Ltd	PRC	100	3,964,749
Junan Hongrun Foodstuff Co., Ltd	PRC	100	46,834,155
Beijing Lorain Co., Ltd	PRC	100	1,565,313
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	2,404,320
Dongguan Lorain Co,,Ltd	PRC	100	156,531
International Lorain Holding Inc.	Cayman Islands	100	48,710,564

(c)	Use of estimates

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
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
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
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2010 and through September 30, 2011.

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
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $737,690 and $2,445,262 from retained earnings to statutory reserves for the periods ended September 30, 2011 and December 31, 2010. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	9/30/2011	12/31/2010	9/30/2010
Year/quarter end RMB : US$ exchange rate	6.3885	6.6118	6.6981
Average yearly/quarterly RMB : US$ exchange rate	6.4884	6.7788	6.8164

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

The Company gradually switched its sales model from direct sales to third party distributor model and issues 1% sales incentive to distributors. The Company modified it accounting policy for the recognition of revenue accordingly. Given the circumstances of how the Company conducts its incentive program, the Company books the payments settled in cash as a contra-account to Gross Revenue, and includes the amount in its reported “net revenue”. The Company has considered the guidance in FASB ASC 605-50 (EITF 01-9) and will account for its sales incentive program accordingly.

(u)	Earnings per share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the period ended September 30, 2011, no warrants were issued and no stock options were granted. During the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. During the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan and; 2,255,024 warrants were issued to investors in connection with a PIPE financing. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
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

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-01, “Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public- entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. This new accounting standard is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

In June 2011, the FASB issued an Accounting Standard Update (“ASU” No. 2011-05, “Comprehensive Income (Topic 220). Under the amendments to Topic 220, Comprehensive Income, entities have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This new accounting standard is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

3.	RESTRICTED CASH

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

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

4.	TRADE ACCOUNTS RECEIVABLE

	9/30/2011	12/31/2010
Trade accounts receivable	$35,595,007	$33,562,514
Less: Allowance for doubtful accounts	(489,181)	(335,902)
	$35,105,826	$33,226,612

Allowance for bad debt:	9/30/2011	12/31/2010
Beginning balance	$(335,902)	$(267,590)
Additions to allowance	(153,278)	(68,312)
Reversal of allowance	-	-
Ending balance	$(489,181)	$(335,902)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of September 30, 2011 and December 31, 2010:

	9/30/2011	12/31/2010
Advances to employees for job/travel disbursements	$535,764	$764,725
Amount due by a non-related enterprise	156,532	215,685
Other non-related receivables	5,697,209	512,440
	$6,389,505	$1,492,850

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

Specifically, the company uses every available employee to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. However none of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of September 30, 2011.

Related party receivable consisted of the following as of September 30, 2011 and December 31, 2010:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	9/30/2011	12/31/2010
Chen Si	$133,024	$123,467
Liu, Lihua	78,266	-
	$211,289	$123,467

Related party receivable represented advances issued by management for job or travel disbursement in the normal course of business. The receivable had no impact on earnings. As with other employees, officers sign notes when cash is issued to them as job or travel disbursement.

6.	INVENTORIES

Inventories consisted of the following as of September 30, 2011 and December 31, 2010:

	9/30/2011	12/31/2010
Raw materials	$11,020,616	$18,128,883
Finished goods	23,809,242	11,678,315
	$34,829,858	$29,807,198

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of September 30, 2011 and December 31, 2010:

	9/30/2011	12/31/2010
At Cost:
Buildings	$51,147,622	$48,612,643
Landscaping, plant and tree	2,952,720	2,852,998
Machinery and equipment	10,374,769	9,544,910
Office equipment	614,069	501,977
Motor vehicles	464,766	420,020
	$65,553,945	$61,932,548
Less: Accumulated depreciation
Buildings	(3,672,300)	(2,729,161)
Landscaping, plant and tree	(123,030)	(23,775)
Machinery and equipment	(4,749,410)	(3,998,121)
Office equipment	(376,893)	(312,872)
Motor vehicles	(243,433)	(225,832)
	(9,165,067)	(7,289,761)

Construction in Progress	18,430,481	17,452,220
	$74,819,359	$72,095,007

Construction in progress is mainly comprised of capital expenditures for construction of the Company’s new corporate campus, including offices, factories, and staff dormitories located at Junan Hongrun. Capital commitments for the construction are immaterial for the two years above.

Landscaping, plants, and trees accounts for the orchards that the Company has developed for agricultural operations. These orchards as well as the young trees which were purchased as nursery stock are capitalized into fixed assets. The depreciation is then calculated on a 30-year straight-line method when production in commercial quantities begins. The orchards have begun production in small quantities and the Company has accounted for depreciation commencing July 1, 2010. Depreciation expense for the period ended September 30, 2011 and year ended December 31, 2010 were $ 1,475,523 and $1,360,134, respectively.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

8.	LAND USE RIGHTS

Land use rights consisted of the following as of September 30, 2011 and December 31, 2010:

	9/30/2011	12/31/2010
Land use rights, at cost	$5,704,322	$5,509,925
Less: Accumulated amortization	(774,485)	(632,487)
	$4,929,838	$4,877,438

All lands are owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. The land use rights are then amortized over the period of usage. Amortization expense for the years ended September 30, 2011 and December 31, 2010 were $ 141,997 and $144,611, respectively.

9.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following as of September 30, 2011 and December 31, 2010:

	Remark	9/30/2011	12/31/2010
Loans from Junan County Construction Bank,
• Interest rate at 5.610% per annum due 1/6/2011		$-	$128,558
• Interest rate at 5.841% per annum due 1/14/2011		-	483,983
• Interest rate at 5.610% per annum due 1/28/2011		-	3,223
• Interest rate at 5.841% per annum due 3/4/2011		-	393,236
• Interest rate at 5.841% per annum due 9/9/2011		-	1,209,958

Loan from Junan County Agriculture Bank,
• Interest rate at 6.903% per annum due 3/30/2011		-	95,284
• Interest rate at 7.434% per annum due 8/23/2011	A		1,512,447

Loan from Junan County Industrial and Commercial Banks,
• Interest rate at 5.100% per annum due 1/18/2011		-	756,224
• Interest rate at 5.100% per annum due 1/20/2011		-	756,224
• Interest rate at 5.100% per annum due 1/26/2011		-	1,134,336
• Interest rate at 5.100% per annum due 2/8/2011		-	635,228
• Interest rate at 5.100% per annum due 2/22/2011		-	1,240,207
• Interest rate at 4.860% per annum due 3/15/2011		-	1,134,336
• Interest rate at 7.44% per annum due 10/17/2011	B	626,125	-

Loan from Linyi Commercial Bank,

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

• Interest rate at 11.510% per annum due 1/21/2011		-	680,601
• Interest rate at 11.676% per annum due 12/15/2011	C	704,391	680,601
• Interest rate at 12.201% per annum due 1/10/2012	C	704,391	-

Loan from Minsheng Bank, Luotian Branch
• Interest rate at 8.203% per annum due 4/15/2012		2,347,969	-

Loan from China Agricultural Bank, Luotian Branch
• Interest rate at 6.372% per annum due 9/12/2011		939,188	1,134,336

Bank of Beijing,
• Interest rate at 6.672% per annum due 10/28/2011		313,063	302,489

East West Bank (Formerly United Commercial Bank), China
Branch,
• Interest rate at 5.494% per annum due 11/14/2011	D	580,295	897,052

HSBC Miyun Branch,
• Interest rate at 5.840% per annum due 6/09/2011		-	302,489
• Interest rate at 6.372% per annum due 6/29/2011		-	983,091
• Interest rate at 6.804% per annum due 4/8/2011		-	302,489

Shenzhen Development Bank, Zhenhua Branch
• Interest rate at 5.310% per annum due 9/14/2011		-	756,224
• Interest rate at 6.710% per annum due 3/15/2011		782,656	-

China Development Bank,
• Interest rate at 5.841% per annum due 6/27/2011		-	3,024,895

Luotian Agricultural Development Bank,
• Interest rate at 0.670% per month due 12/11/2010		-	113,433

Luotian Sanliqiao Credit Union,
• Interest rate at 6.300% per annum due 11/5/2011		782,656	756,224

Beijing Rural Commercial Bank, Shilibao Branch,
• Interest rate at 7.434% per annum due 8/10/2011		2,661,032	2,571,161

China Agricultural Bank, Shandong Branch
• Interest rate at 7.2280% per annum due 12/27/2011		1,565,313	1,512,447

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

Shandong Junan Rural Credit Union
• Interest rate at 9.1155% per annum due 2/07/2011	-	1,209,958

Beijing International Trust Co., Ltd., (“BITIC”)
• Interest rate at 6.600% per annum due 12/14/2011	469,594	453,734

Shenzhen Development Bank,
• Interest rate at 6.435% per annum due 12/7/2011	2,347,969	-
	$14,824,640	$25,164,469

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
D: A parcel of 19,507 square meters land use right, owned by Sishui Xinlu, was used as collateral for this loan.

10.	NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2011 and December 31, 2010:

	9/30/2011	12/31/2010
Junan County Construction Bank,
• due at 1/26/2011	$-	$378,112
• due at 1/30/2011	-	846,971

Qingdao Evergrowing Bank,
• due at 6/13/2011	-	3,024,895

Shenzhen Development Bank
• due at 10/8/2011	782,656	-

	$782,656	$4,249,977

11.	TAXES PAYABLES

Taxes payable consisted of the following as of September 30, 2011 and December 31, 2010:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

	9/30/2011	12/31/2010
Value added tax payable	$1,128,345	$377,562
Corporate income tax payable	1,917,279	2,808,466
Employee payroll tax withholding	5,353	5,096
Property tax payable	50,080	38,819
Stamp duty tax payable	1,421	4,679
Sales tax payable	199	76
Land use tax payable	41,832	24,943
City maintenance and construction tax payable	2,017	-
Import tariffs	-	6,861
	$3,146,526	$3,266,502

12.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following as of September 30, 2011 and December 31, 2010:

	9/30/2011	12/31/2010
Accrued salaries and wages	$254,557	$-
Accrued utility expenses	57,704	24,825
Accrued interest expenses	51,104	38,353
Accrued transportation expenses	250,009	472,836
Other accruals	183,140	110,683
Business and other taxes	242,209	479,850
Disbursement payable	3,532	177,543
Accrued staff welfare	122,054	31,857
	$1,164,310	$1,335,947

13.	LONG-TERM DEBT

Current portions of long-term debt consisted of the following as of September 30, 2011 and December 31, 2010:

	9/30/2011	12/31/2010
Loans from Luotian Agricultural Development Bank
• Interest rate at 2.100% per annum due 12/11/2011	56,743	26,468

Loans from East West Bank (Formerly United Commercial Bank), China Branch
• Interest rate at 5.494% per annum due 11/14/2011	-	192,467

	$56,743	$218,935

Non-current portions of long-term debt consisted of the following as of September 30, 2011 and December 31, 2010:

	9/30/2011	12/31/2010
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2016	15,509,477	5,030,930
	$15,509,477	$5,030,930

The Company’s loan with DEG will be repaid in semi-annual installments beginning September 15, 2012. The loan was collateralized with the following terms:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

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

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged until through December 31, 2007. In connection with the financing, the Company also issued 1,037,858 and 489,330 warrants to the PIPE investors and placement agent, respectively. During 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207 shares; however, because the holders did not pay in cash for the warrants, 110,752 of those shares were cancelled as consideration in lieu of the warrant holders paying in cash. Ultimately, 249,455 of new shares were issued to those who exercised their warrant. The Company also made an adjustment to its outstanding share count for rounding errors as result of the split and reverse splits made at the time of the reverse merger. The number of shares in the adjustment was an addition of seven shares. The Company believes the adjustment of seven shares is immaterial to both prior and current earnings per share calculation. As detailed in the table below, the total number of outstanding shares at September 30, 2011 was 34,471,801.

During the year 2009, the Company issued 56,393 shares of stock to its employees and vendors and 5,011,169 shares to investors. The Company issued 1,334,573 stock options to employees on July 28, 2009. 1,753,909 shares of Series A warrants and 501,115 shares of Series B warrants were issued to investors on October 28, 2009.

During the year 2010, the Company issued 2,000 shares to a service provider on February 10, 2010 and 81,155 warrants to various service providers on January 5, 2010. The Company issued to investors 3,440,800 shares at an agreed price of $2.80 per share for a PIPE financing on September 10, 2010. This financing brought $8,955,730 net proceeds to the Company. The Company issued 5,000 shares to its employee on September 23, 2010. 731,707 shares of restricted stock were issued to the owner of Shandong Greenpia, Mr. Ji Zhenwei on September 24, 2010 as part of acquisition cost. The total number of shares issued and outstanding is 34,444,709 as of September 30, 2011.

During the year 2010, the Company transferred 5,161,176 from retained earnings to additional paid up capital and 2,445,262 from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

For the period ended September 30, 2011, the Company transferred 737,690 from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

American Lorain Corporation Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors	9/10/2010	3,440,800
New shares issued to employee	9/23/2010	5,000
New shares issued as acquisition consideration	9/24/2010	731,707
New shares issued to service provider during 2011	5/5/2011	25,000
New shares issued to employees per stock incentive plan	7/20/2011	27,092
Common stock at 9/30/2011		34,471,801

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

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

16.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following during the nine months ended September 30, 2011 and 2010:

Category	9/30/2011	9/30/2010
Chestnut	$57,238,463	$49,062,130
Convenience food	45,100,128	35,911,359
Frozen food	19,479,905	16,878,265
Total	$121,818,496	$101,851,754

Revenue by geography consisted of the following during the nine months ended September 30, 2011 and 2010:

Country	9/30/2011	9/30/2010
Australia	$362,673	$174,840
Belgium	1,635,002	1,618,314
Canada	110,298	-
China	93,497,740	80,882,742
Denmark	22,853	-
France	1,138,793	418,819
Germany	1,330,082	779,334
Hong Kong	385,454	73,192
Indonesia	20,950	134,577
Israel	238,921	13,219
Japan	12,295,910	7,134,484
Malaysia	1,518,689	1,345,771
Netherlands	584,981	118,318
Philippines	248,615	175,691
Poland	145,061	17,052
Singapore	557,151	464,069
South Korea	2,933,657	5,384,258
Spain	712,327	375,779
Taiwan	1,057,119	322,089
United Kingdom	2,583,897	1,734,090
United States	207,144	685,116
Others	33,656	-
Total	$121,818,496	$101,851,754

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

17.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses as of September 30, 2011 and 2010.

	September 30,
	2011	2010
Income attributed to PRC	$18,674,583	$14,237,959
Loss attributed to US*	(683,860)	(949,113)
Income before tax	17,990,723	13,288,846

PRC Statutory Tax at 25% Rate	4,061,371	3,559,490
Effect of tax exemption granted	-	(552,531)
Income tax	$4,061,371	$3,005,959

Per Share Effect of Tax Exemption		September 30,
		2011	2010
Effect of tax exemption granted		$-	$553,531
Weighted-Average Shares Outstanding Basic		34,440,483	30,525,487
Per share effect	$	- $	0.02

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows as of September 30, 2011 and 2010:

	September 30,
	2011	2010
U.S. federal statutory income tax rate	$35%	$35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	2.43%	2.38%
The Company’s effective tax rate	$22.57%	$22.62%

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

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

The Company’s has detailed the tax rates for its subsidiaries for 2011 and 2010 in the following table.

Income Tax Rate	2011	2010
International Lorain	0%	0%
Junan Hongran	25%	25%
Luotian Lorain	25%	15%
Beijing Lorain	15%	15%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

18.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows for the three and nine months periods ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic Earnings Per Share Numerator
Net Income	$7,071,288	$5,084,475	$12,760,027	$9,624,619

Income Available to Common Stockholders	7,071,288	5,084,475	12,760,027	9,624,619

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	7,071,288	5,084,475	12,760,027	9,624,619

Income Available to Common
Stockholders on Converted Basis	7,071,288	5,084,475	12,760,027	9,624,619

Original Shares:
Additions from Actual Events
-Issuance of Common Stock	34,466,144	31,083,710	34,440,483	30,525,487
Basic Weighted Average Shares Outstanding	34,466,144	31,083,710	34,440,483	30,525,487

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

Dilutive Shares:
Additions from Potential Events
Exercise of Employee & Director Stock Options	139,524	596,161	314,068	696,271
Diluted Weighted Average Shares Outstanding:	34,605,668	31,679,871	34,754,552	31,221,758

Earnings Per Share
- Basic	0.21	0.16	0.37	0.32
- Diluted	$0.20	$0.16	$0.37	$0.31

Weighted Average Shares Outstanding
- Basic	34,466,144	31,083,710	34,440,483	30,525,487
- Diluted	34,605,668	31,679,871	34,754,552	31,221,758

19.	SHARE BASED COMPENSATION

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

During the period ended September 30, 2011 and December 31, 2010, the Company recorded a total of $452,179 and $890,209 stock option and its related general and administrative expenses.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

Price Range	Number of Shares
$0 - $4.99	1,334,573 shares
$5.00 - $9.99	0 shares
$10.00 - $14.99	0 shares

No tax benefit has yet to be accrued or realized. For the period ended September 30, 2011, the Company has yet to repatriate its earnings, accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes Model to value the warrants granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

Weighted-average fair value of grants:	$1.2392
Risk-free interest rate:	0.96%
Expected volatility:	4.59%
Expected life in months:	36.00

20.	LEASE COMMITMENTS

The Company has entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at September 30, 2011 are shown in the following table:

From	To	Lease payment
10/1/2011	12/31/2011	22,541
1/1/2012	12/31/2012	90,162
1/1/2013	12/31/2013	93,693
1/1/2014	12/31/2014	99,178
1/1/2015	12/31/2015	99,178
1/1/2016	12/31/2016	99,178
1/1/2017	12/31/2017	99,178
1/1/2018	8/9/2018	60,581
		$663,690

The outstanding lease commitment as of September 30, 2011 was $663,690.

The minimum future lease payments for this property at December 31, 2010 are shown in the following table:

From	To	Lease payment
1/1/2011	12/31/2011	84,245
1/1/2012	12/31/2012	84,245
1/1/2013	12/31/2013	87,521
1/1/2014	12/31/2014	92,670
1/1/2015	12/31/2015	92,670
1/1/2016	12/31/2016	92,670
1/1/2017	12/31/2017	92,670
1/1/2018	8/9/2018	56,631
		$683,332

The outstanding lease commitment as of December 31, 2010 was $683,332.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)

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

22.	OTHER INCOME

On March 13, 2011, the Company entered into an agreement with Jiangsu Heng An Industrial Investment Group Co., Ltd. to sell the Company’s short-term investment in the amount of $ 7,764,577 (RMB 49,604,000) of a parcel of land located in Junan Town, Shandong Province, to construct residential buildings. The land was sold to Jiangsu Heng An at a total sale price of RMB 69,604,000 and a guaranteed gross profit of RMB 20,000,000 without consideration of profit / loss of the residential building project. The gain on the sale of the short-term investment excluding taxes payable is recorded as other income on the statements of income and comprehensive income. Title of the land will transfer from the Company to Jiangsu Heng An upon receipt of an initial deposit of RMB 15,000,000. As of September 30, 2011, a total of RMB 33,000,000 has been paid and RMB 36,000,000 is classified as other receivable. According to the contract, the Company will be entitled to receive RMB 9,000,000 within 5 days after the title transfer and construction approval is complete, and RMB 27,000,000 within 5 days after the residential building main frame is completed.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

Overview

We are an integrated food manufacturing company with headquarters in Shandong Province, China. We develop, manufacture and sell the following types of food products:

.	chestnut products,
.	convenience foods (including ready-to-cook foods, ready-to-eat foods, and meals ready-to-eat); and
.	frozen foods.

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We believe that we are the largest processed chestnut foods manufacturer in China. We have developed brand recognition for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced over 50 high value-added processed chestnut products in the third quarter of 2011. We derive most of our revenues from sales in China, Japan and South Korea. Our primary strategy for 2011 is to expand our brand equity in the Chinese market for our convenience foods products while maintaining the steady growth and brand recognition for our chestnut products and frozen products. In addition, we are working to expand our marketing efforts in Asia, North America, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Sales in the nine months ended September 30, 2011 continue to exhibit steady growth. Sales continue to be heavily concentrated in the Asian regions, with mainland China, Japan and South Korea accounting for 89.3% of total sales during the nine months ended September 30, 2011, as compared to 91.7% over the same period of last year. In the fourth quarter, American Lorain expects to continue seeing higher demand for its chestnut products as we enter traditionally strong quarter, as well as its fast growing convenience food products such as rice boxes, bean products, and pickle vegetables.

Frozen foods sold primarily to select export markets in Europe and wholesale customers like Yums! Foods in China contributed approximately 16.0% in revenues for the first nine months of 2011, compared with 16.6% in the same period of 2010. Currently, American Lorain uses mostly outsourced, third party manufacturing facilities for its frozen foods and maintains limited production exposure and contractual obligations in this segment as part of a broader marketing strategy and in response to a highly competitive environment.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the nine months ended September 30, 2011, the cost of our raw materials increased from $75.5 million to $86.9 million, as compared to the nine months ended September 30, 2010, for an increase of approximately 15.2% . During the third quarter of 2011, the cost of our raw materials increased from $34.8 million to $39.9 million, as compared to the third quarter of 2010, for an increase of approximately 14.7% due to a combined effect of increased sales and general inflation. China currently faces high domestic inflation pressures, especially in agricultural products and consumer foods. The prolonged continuation or worsening of such pressure may negatively our sales or profitability. We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

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

We have also been working to reduce the seasonality in our business primarily by expanding sales of our convenience food business line. The percentage revenue contribution from convenience food increased from 35.3% in the first nine months of 2010 to 37.0% in the first nine months of 2011, while revenue contribution from chestnuts declined from 48.2% to 47.0% over the same period of time.

Uncertainties that Affect our Financial Condition

We spend a significant amount of cash on our operations, principally to procure raw materials for our products. Many of our suppliers, including chestnut, vegetable and fruit farmers, and suppliers of packaging materials, require us to prepay for their supplies in cash or pay on the same day that such supplies are delivered to us. However, some of the suppliers with whom we have a long-standing business relationship allow us to pay on credit. In the first nine months of 2011, we paid for approximately 4.6% of our raw materials on credit. In the third quarter of 2011, we paid for approximately 12.9% of our raw materials on credit. We fund the majority of our working capital requirements out of cash flow generated from operations as well as bank loans. If we fail to generate sufficient sales, or if our suppliers stop offering us credit terms, we may not have sufficient liquidity to fund our operating costs and our business could be adversely affected.

We also fund approximately 17.7% of our working capital requirements from the proceeds of short-term loans from Chinese banks, as compared to 79.8% over the same period last year, as we obtained, and have fully drawn from, a $15 million long term loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) and thus reduced our reliance on short term bank loans. However, we expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our balance from short-term bank loans as of September 30, 2011 was approximately $14.8 million. The term of almost all such loans is one year or less. Historically, our lenders have permitted us to roll over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity, and our lenders may not permit us to roll over the loans in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we completed two private placement financings in September 2010 and October 2009 with net proceeds of $9.0 million and $10.9 million, respectively, the proceeds of which were primarily used for working capital. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

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

The crisis of the financial and credit markets worldwide in the second half of 2008 has led to a severe economic recession worldwide. Furthermore, the on-going European debt crisis is still weighing on the global economic conditions as well as the financial market. The continuation or worsening of unfavorable economic conditions, including the on-going global economy and capital markets disruptions, could have adverse impacts on our business, operating results or financial conditions in a number of ways. For example, we may experience declines in revenues, profitability and cash flows as a result of reduced orders, delays in receiving orders, delays or defaults in payment or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. In addition, changes and volatility in the equity, credit and foreign exchange markets and in the competitive landscape make it increasingly difficult for us to predict our revenues and earnings into the future.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table summarizes the results of our operations during the three month period ended September 30, 2011 and September 30, 2010, respectively, and provides information regarding the dollar and percentage increase or (decrease) of the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010.

(All amounts, other than percentages, stated in U.S. dollar)

	Three months ended
	September 30,		Dollar($)	Percentage
				(%)
	2011	2010	Increase	Increase
	(In US	(In US	(Decrease)	(Decrease)
	Dollar)	Dollar)
Net revenues	55,642,041	48,073,224	7,568,817	15.7%
Cost of revenues	(43,291,417)	(37,293,496)	(5,997,921)	16.1%
Gross profit	12,350,624	10,779,728	1,570,896	14.6%
Operating expenses
Selling and marketing expenses	(2,538,469)	(2,072,152)	(466,317)	22.5%
General and administrative expenses	(1,611,242)	(1,643,967)	32,725	-2.0%

Operating income	8,200,913	7,063,609	1,137,304	16.1%

Government subsidy income	47,657	321,537	(273,880)	-85.2%
Interest and other income	2,135,832	628,008	1,507,824	240.1%
Other expenses	(54,269)	(16,269)	(38,000)	233.6%
Interest expense	(550,657)	(1,127,993)	577,336	-51.2%
Earnings before tax	9,779,476	6,868,892	2,910,584	42.4%
Income tax	(1,887,950)	(1,476,363)	(411,587)	27.9%
Income before minority interests	7,891,526	5,392,529	2,498,997	46.3%
Net income attributable to:
Common stock holders	7,071,288	5,084,475	1,986,813	39.1%
Minority interests	820,238	308,054	512,184	166.3%

Revenue

Net Revenues. Our net revenue for the three months ended September 30, 2011 amounted to $55.6 million, which represents an increase of approximately $7.6 million, or 15.7%, from the three-month period ended on September 30, 2010, in which our net revenue was $48.1 million. This increase was attributable to the increased revenues generated from sales of each of our product segments, as reflected in the following table:

	Three months ended
(in thousands of U.S.	9/30/2011	9/30/2010	Increase	Increase
dollars)
Category	($)	($)	($)	(%)
Chestnut	24,468,233	21,233,329	3,234,904	15.2%
Convenience food	22,288,710	18,552,192	3,736,518	20.1%
Frozen food	8,885,098	8,287,703	597,395	7.2%
Total	55,642,041	48,073,224	7,568,817	15.7%

Cost of Revenues. During the three months ended September 30, 2011, we experienced an increase in cost of revenue, which consists of raw materials, direct labor and manufacturing overhead expenses, of $6.0 million, in comparison to the three months ended September 30, 2010, from approximately $37.3 million to $43.3 million, reflecting an increase of approximately 16.1% . Approximately 85.5%, or $5.1 million, of this increase was attributable to an increase in raw material costs, which increased from $34.8 million during the three months ended September 30, 2010 to $39.9 million, or approximately 14.7%, during the three months ended September 30, 2011 due to higher production volume as our business expands, as well as higher prices for chestnut and other agricultural products caused by general inflation.

The factors that contributed to the remaining 14.5% increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $1.6 million, or 14.6%, to $12.4 million for the three months ended September 30, 2011 from $10.8 million for the same period in 2010 as a result of higher revenues, offset by higher costs of revenues, for the reasons indicated immediately above. Our gross margins decreased slightly from 22.4% to 22.2% for the period ended September 30, 2011, as compared to the period ended September 30, 2010 due to inflation pressure in the Chinese domestic market. Gross profit margins by product segment for the three months ended September 30, 2011 were: 23-26% for chestnuts, 20-23% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased $466,317, or 22.5%, to $2.5 million in the third quarter of 2011 from $2.1 million in the third quarter of 2010. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase. The increases listed in the table below were partially offset by decreases in dollar amount of other selling and marketing expenses, including sales commission and sea transportation.

(in U.S. dollars)	Increase in Costs in the
Three Months Ended September 30, 2011 over
the Three Months Ended September 30, 2010

Wages and Benefit	$193,578
Port Fees	50,313
Entertainment Expense	56,929
Exhibition Expense	39,285

Selling and marketing expenses increased as we enhanced our efforts to expand our distribution channels in China as well as internationally, and to build the brand recognition for our chestnut and convenience food products.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $32,725 from $1,643,967 to $1,611,242 for the three months ended September 30, 2011, compared to the same period in 2010. The general and administrative expenses are higher for the three months ended September 30, 2010 mostly due to expenses related to the Company’s $9.6 million private placement such as filing expense and legal expense. These higher expenses are partially offset by the increase of other expenses during the three months ended September 30, 2011 compared to the same period of last year, as detailed in the following table:

(In U.S Dollars)	Increase in Costs in the
Three Months Ended September 30, 2011
over the Three Months Ended September 30, 2010

Wage and Benefit	$223,250
Land Use Expense	95,978
Entertainment Expense	50,754
Fuel Expense	23,304

Interest Expenses. We experienced a decrease in interest expenses of approximately $0.6 million from approximately $1.1 million to $0.6 million for the three months ended September 30, 2011, compared to the same period in 2010. The decrease was mainly due to the decrease in outstanding balance of our short term bank loans, which was $14.8 million at the end of September 30, 2011, compared to $46.8 million at the end of September 30, 2010.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $2.9 million, or 42.4%, to $9.8 million for the three months ended September 30, 2011 from $6.9 million for the same period of 2010. The increase was largely attributable to $2.1 million of other income we recognized in the third quarter when we sold the land previously carried on our balance sheet as a short term investment. Without the effect of the land sale, our earnings before tax and minority interest increased 11.9% to $7.7 million for the three months ended September 30, 2011 from $6.9 million in the same period of last year. Please refer to note 22 to the financial statements for details.

Income Taxes

Income taxes increased $411,587, or 27.9%, to $1.9 million in the third quarter of 2011, as compared to $1.5 million in the third quarter of 2010. This increase was attributable to the higher earnings before tax and a higher income tax rate in 2011 as compared to 2010.

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

Net Income

Net income increased $2.0 million, or 39.1%, to $7.1 million for the three months ended September 30, 2011 from $5.1 million for the same period of 2010. The increase was largely attributable to the $2.1 million other income we recognized in the third quarter when we sold the land previously carried on our balance sheet as short term investment. Without the effect of the land sale, our net income increased 6.1% to $5.4 million for the three months ended September 30, 2011 from $5.1 million in the same period of last year. Please refer to note 22 to the financial statements for details.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table summarizes the results of our operations during the nine month period ended September 30, 2011 and September 30, 2010, respectively and provides information regarding the dollar and percentage increase or (decrease) of the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010.

	Nine months ended
	September 30,		Dollar($)	Percentage
				(%)
	2011	2010	Increase	Increase
	(In US Dollar)	(In US Dollar)	(Decrease)	(Decrease)
Net revenues	121,818,496	101,851,754	19,966,742	19.6%
Cost of revenues	(95,036,378)	(78,629,267)	(16,407,111)	20.9%
Gross profit	26,782,118	23,222,487	3,559,631	15.3%
Operating expenses
Selling and marketing expenses	(4,989,922)	(4,639,500)	(350,422)	7.6%
General and administrative expenses	(4,680,555)	(3,592,629)	(1,087,926)	30.3%

Operating income	17,111,641	14,990,358	2,121,283	14.2%

Government subsidy income	643,009	698,961	(55,952)	-8.0%
Interest and other income	2,285,288	759,579	1,525,709	200.9%
Other expenses	(235,324)	(88,506)	(146,818)	165.9%
Interest expense	(1,813,891)	(3,071,546)	1,257,655	-40.9%

Earnings before tax	17,990,723	13,288,846	4,701,877	35.4%

Income tax	(4,061,371)	(3,005,959)	(1,055,412)	35.1%

Income before minority interests	13,929,352	10,282,887	3,646,465	35.5%

Net income attributable to:

Common stock holders	12,760,027	9,624,619	3,135,408	32.6%
Minority interests	1,169,325	658,268	511,057	77.6%

Revenue

Net Revenues. Our net revenue for the nine months ended September 30, 2011 amounted to $121.8 million, which is approximately $20.0 million, or 19.6%, more than that of the same period ended on September 30, 2010 where we had revenue of $101.9 million. This increase was attributable to the increased revenues generated from sales of each of our product segments, as reflected in the following table:

	Nine months ended
(in thousands of U.S.	9/30/2011	9/30/2010
dollars)
Category	($)	($)	($)	(%)
Chestnut	57,238,463	49,062,130	8,176,333	16.7%
Convenience food	45,100,128	35,911,359	9,188,769	25.6%
Frozen food	19,479,905	16,878,265	2,601,640	15.4%
Total	121,818,496	101,851,754	19,966,742	19.6%

Cost of Revenues. Our cost of revenues, which consists of raw materials, direct labor and manufacturing overhead expenses, was $95.0 million for the nine month period ended September 30, 2011, an increase of $16.4 million or 20.9%, as compared to $78.6 million for the nine month period ended September 30, 2010. Approximately 69.7%, or $11.4 million, of this increase was attributable to an increase in raw material costs, which increased from $75.5 million during the nine months ended September 30, 2010 to $86.9 million, or approximately 15.2%, during the nine months ended September 30, 2011.

The factors that contributed to the remaining 30.3% increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $3.6 million, or 15.3%, to $26.8 million for the nine months ended September 30, 2011 from $23.2 million for the same period in 2010. This increase was attributable to increased sales revenue, offset by higher cost as described above. Our gross margins decreased from 22.8% to 22.0% due to inflation pressure in the Chinese domestic market. Gross profit margins by product segment for the six months ended September 30, 2011 were: 23-26% for chestnuts, 20-23% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Selling and marketing expenses increased $350,422, or 7.6%, to $5.0 million for the nine months ended September 30, 2011 from $4.6 million for the same period in 2010. Selling and marketing expenses increased as we enhanced our efforts to expand our distribution channels in China as well as internationally, and to build the brand recognition for our chestnut and convenience food products.

General and Administrative Expenses. General and administrative expenses increased approximately $1.1 million, or 30.3% to $4.7 million for the nine months ended September 30, 2011 from $3.6 million for the same period of 2010. The increase of general and administrative expenses was primarily attributable to increased salary and benefits costs for our employees relative to our expanded business, the increased compensation for managerial personnel and expenses related to the Company's employee stock option plan.

Interest Expenses. We experienced a decrease in interest expenses of approximately $1.3 million from approximately $3.1 million to $1.8 million for the nine months ended September 30, 2011, compared to the same period in 2010. The decrease was mainly due to the decrease in outstanding balance of our bank loans, which was $14.8 million at the end of September 30, 2011, compared to $46.8 million at the end of September 30, 2010.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $4.7 million or 35.4% to $18.0 million for the nine months ended September 30, 2011 from $13.3 million for the same period of 2010. The increase was largely attributable to $2.1 million other income we recognized in the third quarter when we sold the land previously carried on our balance sheet as short term investment. Without the effect of the land sale, our earnings before tax and minority interest increased 19.6% to $15.9 million for the nine months ended September 30, 2011 from $13.3 million in the same period of last year.

Income Taxes

Income taxes increased approximately $1.1 million, or 35.1% to $4.1 million for the nine months ended September 30, 2011 from $3.0 million for the same period of 2010. The increase of tax paid was primarily a result of the increase of income as well as higher tax rate in the first nine months ended September 30, 2011, as compared to the same period in 2010.

Net Income

Net income increased $3.1 million, or 32.6% to $12.8 million for the nine months ended September 30, 2011 from $9.6 million for the same period of 2010. The increase was largely attributable to the $2.1 million other income we recognized in the third quarter when we sold the land previously carried on our balance sheet as short term investment. Without the effect of the land sale, our net income increased 15.1% to $11.1 million for the nine months ended September 30, 2011 from $9.6 million in the same period of last year.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents (excluding restricted cash) of $11.4 million. Our cash and cash equivalents decreased by approximately $1.3 million from December 31, 2010, primarily due to increase in inventories, receivables and restricted cash. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

(in thousands of U.S. dollars)

	Nine Months Ended
	September 30,
	2011	2010
Net cash provided by (used in) operating activities	(519)	(9,431)
Net cash provided by (used in) investing activities	(2,054)	(13,084)
Net cash provided by (used in) financing activities	(3,491)	20,682
Net cash flow (outflow)	(6,063)	(1,833)

Operating Activities

Net cash used in operating activities was $518,507 for the nine months ended September 30, 2011 and net cash used in operating activities for the nine months ended September 30, 2010 was $9.4 million. The increase of approximately $8.9 million in net cash flows provided by operating activities in the nine months ended September 30, 2011 was primarily a result of higher net income of $3.6 million, $3.6 million less increase in inventory, and $2.8 million less decrease in accounts and other payables, partially offset by higher increase in receivables of approximately $3.0 million as compared to the same period in 2010.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash used in investing activities for the nine months period ended September 30, 2011 was $2.1 million and net cash used in investing activities for the nine months ended September 30, 2010 was $13.1 million. The increase of $11.0 million in net cash flows provided by investing activities in the nine months ended September 30, 2011 was primarily a result of $8.1 million less payment for fixed assets and $7.5 million proceeds in sale of land investment, offset by additional increase in restricted cash of $7.0 million as compared to the same period in 2010.

Financing Activities

Net cash used in financing activities for the nine months period ended September 30, 2011 was $3.5 million, which is a decrease of $24.2 million from $20.7 million net cash provided by financing activities during the same period in 2010. The decrease of the net cash provided by financing activities was primarily a result of decreased net bank borrowing and repayment of bank notes in nine months ended September 30, 2011 compared to the same period in 2010.

Loan Facilities

As of September 30, 2011, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $14.8 million as of September 30, 2011, compared with $25.2 million as of December 31, 2010. We are also carrying a long term loan of $15 million from DEG due in March 2016, with eight equal semi-annual principal payments commencing September 2012. In addition, on February 8, 2011, Industrial and Commercial Bank of China granted us a line of credit of approximately $16.2 million. The line of credit was granted to us with specific allocation of 38% to Junan Hongrun, 38% to Shandong Lorain, and 24% to Beijing Lorain, our three major operating subsidiaries. The line of credit is effective for one year. As of September 30, 2011, we drew down $626,125 from this line of credit.

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

As of September 30, 2010, the details pertaining to our subsidiaries were as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.20	$15,787,744
Luotian Lorain Co., Ltd	PRC	100	$3,964,749
Junan Hongrun Foodstuff Co., Ltd	PRC	100	$46,834,155
Beijing Lorain Co., Ltd	PRC	100	$1,565,313
Shandong Greenpia Foodstuff Co., Ltd	PRC	100	$2,404,320
Dongguan Lorain Co,,Ltd	PRC	100	$156,531
International Lorain Holding Inc.	Cayman Islands	100	$48,710,564

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

Recent Accounting Pronouncements

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-01, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. This new accounting is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

In June 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220). Under the amendments to Topic 220, Comprehensive Income, entities have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This new accounting is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

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

Date: November 14, 2011

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer

/s/ David She
David She
Chief Financial Officer