Form 10-K
period 2011-12-31
American Lorain CORP
filed 2012-03-30
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Yes [_]         No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [_]         No [X]

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

Yes [_]         No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’ s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes [_]         No [X]

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter were 18,351,383 and $28,261,130, respectively.

There were 34,507,874 shares of common stock outstanding as of March 29, 2012.

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
  frozen food products.

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We derive most of our revenues from sales in China, Japan and South Korea. In 2012, our primary strategy was to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories and enhancing the turnover for our exsting chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia, Europe, the Middle East and North America. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

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

Products

Our products are categorized into the following three segments:

  chestnut products,
  convenience food products, and
  frozen food products.

We produced 254 products in 2011, including 16 new products in our chestnut and convenience foods segment. We also discontinued 3 products in 2011 in the convenience segment due to slow sales.

Our chestnut products and convenience foods were our main profit centers in 2011. Our convenience foods segment has been the fastest growing portion of our business and was one of the main catalysts of our growth during 2011. Frozen food products accounted for a smaller portion of our revenues in 2011 as compared with 2010 because we have been more focused on generating revenues from higher margin chestnut and convenience food products.

Chestnut Products

We believe that we are the largest chestnut processor and manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced 57 high value-added processed chestnut products in 2011. In 2011 and 2010, this segment contributed 51.7% and 54.9% of our total revenues, respectively.

Our best selling products in 2011 included our aerated open-bottom chestnuts, which are chestnuts packaged with nitrogen; sweetheart chestnuts, which are sweet preserved chestnuts; chestnuts in syrup, which are very popular in Japan and South Korea; and golden chestnut kernels. The majority of our chestnut products are natural and do not contain chemical additives.

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

RTCs can be served after a few easy cooking procedures. Typically, when preparing a RTC, customers need only to heat the food in a microwave or boil it for several minutes before eating. Our best selling RTCs in 2011 were beef and lamb products.

RTEs can be served without any cooking. Our best selling RTEs in 2011 were various bean products and pickle products.

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

We produce various MREs based on Chinese cuisine, the best sellers of which were our pork with garlic sauce over rice and kungpao chicken with rice in 2011. Other MREs are based on other styles of food, such as Italian cuisine. Many of our convenience products are natural and do not contain chemical additives.

We produced 138 convenience food products in 2011, including 14 new products such as filled buns and fried sweet potato. In 2011 and 2010, this segment contributed 34.2% and 30.8%, respectively, of our total revenues.

Our convenience foods segment has been the fastest growing portion of our business and was one of the main catalysts of our growth during 2011. We expect our convenience foods segment to continue to be an important area of growth for our business in the future.

Frozen Food Products

We produce a variety of frozen foods, including frozen vegetables, frozen fruits, frozen fish, and frozen meats. We produced 63 frozen food products in 2011. Our best selling frozen foods in 2011 were frozen asparagus and frozen corn.

Our frozen food business allows us to mitigate the significant production seasonality of chestnut products and to increase the utilization rate of our production capacity. Historically, our frozen food division has been a significant portion of our business. We continue to see steady increase in sales of our frozen food segment, but with the fast increase in sales of our convenience food products, the percentage weight frozen foods accounted for in our total revenue decreased from 14.3% in 2010 to 14.1% in 2011. Gross margins in this segment are lower than the margins for chestnut products and convenience foods.

Our Manufacturing Facilities

General

We currently manufacture our products in six facilities in China, three of which are located in Junan County, Shandong Province, one in Luotian County, Hubei Province, one in Miyun County, Beijing City and one leased facility in Dongguan, Guandong Province. The following table indicates the year that operations commenced at each of the facilities and the size of the facilities

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

The following table shows the number and types of production lines, the types of products produced and the production capacity at each facility:

Facilities	Production Lines	Product Portfolio	2011 Capacity
Junan Hongrun	1 Deep-freezing line 3 Convenience food lines 4 Canning lines	Chestnut products, frozen foods, beans, bean paste	Multi-purpose production lines with 44,000 tons of production capacity and 11,400 tons of cold and frozen storage
Shandong Lorain	1 Deep-freezing line 1 Convenience food line	Chestnut products, convenience foods, frozen foods	Multi-purpose production lines with 20,000 tons of production capacity and 3,500 tons of cold and frozen storage
Beijing Lorain	6 Convenience food lines 1 Deep-freezing line	Chestnut products, frozen foods	Multi-purpose production lines with 34,000 tons of production capacity and 4,650 tons of cold and frozen storage
Luotian Lorain	3 Convenience food lines 2 Deep-freezing lines	Chestnut products, convenience foods, frozen foods	Multi-purpose production lines with 24,000 tons of production capacity and 6,500 tons of cold and frozen storage
Dongguan factory	2 Convenience food lines	Convenience food	Multi-purpose production lines with 3,000 tons of production capacity and 2,250 tons of cold and frozen storage
Shandong Greenpia	2 Convenience food lines	Chestnut products, convenience foods	Multi-purpose production lines with 9,000 tons of production capacity and 1,500 tons of cold and frozen storage

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

Our production lines and facilities have all been designed to meet the standards and requirements of our largest customers in Japan and Europe, with Japan being our largest export market. We employ advanced methods of quality control and have obtained various certifications for many of our products, packages and processes, including ISO 9000 or ISO 9001 certification for certain of our chestnut and frozen vegetable products, BRC certification for certain of our frozen fruit and vegetable products and HACCP certification for certain of our frozen vegetable, fruit and chestnut products and our bottom-open chestnuts. We believe that our quality controls and standards of products distinguish our products both in domestic and international markets. The import approvals that we have obtained from the Japanese government for our chestnuts and other convenience foods have been helpful in advocating with the Chinese government for domestic approvals to increase our product offerings.

With limited exception, we operate our production lines year round. In the past, when our production was focused almost exclusively on chestnuts, we experienced seasonal underutilization of our product lines. However, our current facilities have multiple-function designs allowing us to use our production lines for our convenience and frozen products when we are not producing chestnuts at full capacity. Consequently, as we have increased our processed and convenience food offerings over the last several years, we have generally been able to run our production lines at increasing efficiency.

Previously, most of our processed and convenience foods were produced at our Beijing Lorain plant. With the introduction of bean products in 2009, we expanded our facility in Junan Hongrun with the addition of three convenience food production lines designed specifically for bean products with current annual capacity of 13,500 metric tons.

We believe our facilities are adequate for our current levels of production. We anticipate, however, that we may require additional facilities and/or product lines as our business grows. We are exploring the possibility of alliances with one or more OEM partners for the production, in the short-term, of some of our convenience food products and frozen products should our facilities be inadequate to meet increasing demand. We are also exploring the possibility of leasing additional production lines to expand our production capacity. In 2008, we leased two convenience foods production lines in Dongguan, Guangdong Province, which increased production capacity by approximately 3,000 metric tons per year to meet our short-term needs. We did not lease any production facility during 2011. Given the relatively low cost to lease, we may decide to lease additional facilities in 2012, should circumstances require. In the long-term, we plan to increase our own production capacity by acquiring or building new facilities, subject to the availability of adequate sources of funding.

Storage Capacity

Storage of our raw materials and inventory is a critical element of our business. Our raw materials and partially finished products need to be preserved in frozen storages (-18ºC to -20ºC) or constant temperature storages (-5ºC to 5ºC). Storage is particularly critical for our chestnut products because chestnuts are a seasonal fruit.

The following table illustrates on a facility by facility basis the type and capacity of our storage resources:

Facility	Storage Type	Number of	Capacity
		Storage Units	(metric tons)
Junan Hongrun	Frozen Storage	19	20,100
	Constant Temperature	8	4,800
Shandong Lorain	Frozen Storage	5	2,000
	Constant Temperature	3	1,500
Luotian Lorain	Frozen Storage	8	4,500
	Constant Temperature	4	2,000
Beijing Lorain	Frozen Storage	6	2,850
	Constant Temperature	3	1,800
Dongguan	Frozen Storage	2	800
	Constant Temperature	2	1,450
Shandong Greenpia	Constant Temperature	4	1,500
TOTAL		64	43,300

As we have expanded our production capacity, we have also expanded our storage capacity. All of the listed storage facilities are owned by us. In 2009, we expanded our storage capacity in Junan Hongrun by an additional 3,600 metric tons. In 2010, we also expanded storage facility in Dongguan by 1,000 metric tons and, through our acquisition of Shandong Greenpia, we have added four additional storage units with an aggregate capacity of 1,500 metric tons. We also added 13,500 metric tons of cold storage at the Junan Hongrun facility during 2011. We may also lease additional storage facilities from time to time should circumstance require.

Agricultural Operations

We grow or set up agricultural co-ops with local farmers to supply ourselves with a small portion of chestnut, fruit and vegetable products. For the year ended December 31, 2010 and 2011, the supplies coming from agricultural operations have been immaterial. We believe, however, that development of agricultural facilities is a good strategy for the long-term. We anticipate that self grown agricultural products and agricultural products grown in cooperation with local farmers will enable us to assure adequacy of supply, promote quality and reduce cost, particularly for our high margin offerings. For example, by growing Korean cultivar chestnuts domestically, we expect to significantly reduce our supply costs for this premium product, while ensuring superior quality.

Lands in which we grow our agricultural products for such products are shown in the following table.

	Area	Location
Harvest	(acres)	(PRC)
Chestnut (South Korean, Japanese, Australian cultivar)	329	Shandong
Chestnut (Japanese cultivar)	165	Beijing
Sticky Corn	342	Beijing
Sweet Corn	118	Beijing
Green Pea	217	Beijing
Sweet Pea	167	Beijing

Organic Chestnut	165	Beijing
Mixed Vegetables	417	Shandong
Mixed Vegetables	83	Beijing
Japanese Pumpkin	197	Inner Mongolia
Black Beans	500	Shandong
Strawberry	392	Shandong
Broccoli	165	Beijing
Green Asparagus	591	Beijing
White Asparagus	263	Shandong
Sweet Potato	500	Shandong
Peach	329	Beijing
Apricot	411	Beijing
Pear	329	Beijing
Blackberry	165	Beijing

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

Raw Materials

In 2011 and 2010, approximately 88% and 93% of our procured raw materials, respectively, consisted of agricultural products, including primarily chestnuts and vegetables, approximately 7% and 4%, respectively, consisted of packaging materials and approximately 5% and 3% consisted of condiments such as sugar, salt and flour.

Our Supply Sources

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, red meat, fish, eggs, rice and flour. Because of the diversity of available sources of these raw materials, we believe that our raw materials are currently in adequate supply and will continue to be so in the future.

We obtain our agricultural raw materials from three sources: domestic procurement (excluding self-supply), overseas markets, and self-supply. Domestic and overseas procurement accounted 98.4% and 1.4%, respectively, of our total raw material costs in 2011, with self-supply accounted for less than 1%. We obtained substantially all of our agricultural raw materials from domestic sources during 2011.

In 2011 and 2010, respectively, we procured approximately 64,851 and 55,200 metric tons of chestnuts and approximately 54,827 and 44,500 metric tons of vegetables and other raw materials from a number of third party suppliers, domestic and overseas, and produced approximately 258 and 60 metric tons of chestnuts from our own agricultural operations.

We select suppliers based on price and product quality. We typically rely on numerous domestic and international suppliers, including some with whom we have a long-term relationship. Our top 10 suppliers accounted for 17.9% and 17.4%, respectively, of the total procurement in 2011 and 2010 in value terms. We purchase from suppliers and farmers pursuant to supply contracts and underlying purchase orders. We have not entered into any long-term contracts with any of our suppliers.

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

Our Customers

We sell our products in 26 provinces and administrative regions in China and 42 foreign countries globally. In 2011 and 2010, approximately 73.7 and 73.3%, respectively, of our sales were made domestically and approximately 26.3% and 26.7%, respectively, were to international customers, primarily Japan and South Korea.

Our top ten customers contributed 15.5% and 20.5% of our total revenues in 2011 and 2010. Approximately 5.3% in 2010 and 11.2% in 2011 of our total sales were attributable to revenues from Shandong Lvan Import & Export Co., Ltd., a food trading company in China.

Domestic

In China, we sell our products through our own sales team and through third-party distributors. We have 36 sales offices in 21 provinces in China. In 2011 and 2010, we sold approximately 88% and 89%, respectively, of our products directly to our Chinese customers and approximately 12% and 11% through third-party distributors.

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
  North America, including the United States and Canada

We generate most of our sales in Asia. In 2011 and 2010, respectively, approximately 93.8% and 92.7% of our international sales were in Asia and approximately 5.7% and 5.3% were in Europe.

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

In March 2011, the northern region of Japan experienced a severe earthquake followed by a tsunami. These geological events caused significant damage in that region and have adversely affected Japan's infrastructure and economy. However, the crisis did not harm our export sales to Japan because most of our products are distributed to Tokyo, Osaka, Nagoya, Kobe and Kyoto, which did not suffer direct damages in the earthquake or the tsunami. Japan accounted for 13.0% and 10.7% of our total revenue for the years ended December 31, 2011 and 2010, respectively.

Our Sales and Marketing Efforts

We seek to expand our customer base by:

  direct sales communications with our large customers;
  sales through distributors to new customer bases;
  referrals from existing customers; and
  participation in domestic and international food exhibitions and trade conferences.

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In 2011 our marketing and branding efforts included supermarket advertising, and internet advertising. We intend to increase our advertising and branding efforts given the consumer nature for many of our products. For the near future, our marketing efforts will continue to focus primarily on the domestic Chinese market for our chestnut and convenience food products.

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

We believe that we are able to provide our customers with greater selection and a more reliable supply than many of our competitors, which is especially important for our supermarket chain and large wholesaler customers. We produced 57 chestnut products in 2011. We believe that we are the sole provider of certain bottom-open chestnut and sweetheart chestnut products in China.

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

In 2008, we submitted an application for patent protection in the PRC for two of our technologies which support the production of our chestnut and convenience food products, with one successful patent grant and one denial. During 2009 and 2010, we submitted four additional patent applications, with one successful patent grant and and three remaining under review. (See “Intellectual Property” below.) We believe that our technology gives us an advantage over our Chinese competitors, allowing us to produce chestnut and convenience food products that are superior in quality and to offer more products varieties.

We believe that our reputation for quality also contributes to our competitiveness. We maintain high food safety standards, in order to satisfy both domestic and international requirements. We regularly test our products for quality and compliance with standards.

Intellectual Property

Trademarks

We use the trademarks and  on all of our products sold in China.

Patents

We have developed the following four proprietary technologies to support our chestnut and convenience food production:

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

  High-temperature chestnut roasting machine is an innovative chestnut roasting device, which overcomes shortcomings of traditional roasters such as low efficiency and uneven heating. It is a sealed cylinder device and also quipped with thermometer and manometer to gauge the temperature and pressure inside the roaster. This new roasting device is also energy efficient and environmentally friendly. Our patent application for this device was approved by the State Intellectual Property Office in July 2011, and protected by PRC patent law for 10 years.

We also have three patent applications pending with the State Intellectual Property Office of the PRC, including the preparation of aerated snack beans, frozen bottom open chestnuts, as well as the device and the preparation procedure for chestnut roasting within a high pressure cylinder device. The approval for patents typically takes 3 to 4 years.

We take reasonable steps to protect our proprietary information and trade secrets, such as limiting disclosure of proprietary plans, methods and the like on a need-to-know basis and requiring employees with access to our proprietary technology to enter into confidentiality arrangements. We believe that our proprietary technology and trade secrets are adequately protected.

Our Employees

As of December 31, 2011, we had a total of 2,122 full-time employees and 484 part-time employees. 720 of our full-time employees are directly employed by our subsidiary companies and the remaining employees are employed by Linyi Zhifu Labor Service Company, an outside company that leases employees to us to meet our staffing needs. As required by Chinese law, all employees are party to a written employment contract. We compensate the employees leased from Linyi Zhifu directly and pay Linyi Zhifu a service fee. Linyi Zhifu is responsible for the pension and social insurance benefits of the leased employees, as described below.

The following table sets forth the allocation of employees, both direct and leased, by job function.

Department	Number of
Employees

Production	2,223
Quality Control	75
Domestic Sales	110
Human Resources	8
Research and Development	40
International Sales	38
Finance	40
Procurement	25
Administration	40
Strategic planning	7
Total	2,606

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

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. We were required to contribute to the scheme on behalf of our direct employees at a rate of 24% of the average monthly salary for the years ended December 31, 2011 and 2010. In addition, we are required by Chinese law to cover our employees with various types of social insurance. We made contributions to the social insurance scheme on behalf of our direct employees at a rate of 4% of the average monthly salary for each employee for the years ended December 31, 2011, 2010, and 2009. As indicated above, Linyi Zhifu is responsible for contributions on behalf of the leased employees.

Our Research and Development Activities

Our research and development efforts are focused on three objectives:

  Superior product safety and quality;

  Reduction of operating costs; and

  Sustaining growth through the development of new products.

We have research and development staff at each of our facilities. In total, 40 employees are dedicated to research and development.

We rely heavily on customer feedback to assist us in the modification and development of our products. We also utilize customer feedback to assist us in the development of new products. Over the past several years, on average, we added 10 to 20 new varieties to our product portfolio each year. In 2011, we added 16 new products, most in our convenience and frozen foods segment. In 2011, we discontinued 3 products in the convenience food segment primarily due to slow sales.

The amount we spent on research and development activities during the years ended December 31, 2011 and 2010 was not a material portion of our total expenses for those years.

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

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2011, the cost of our raw materials increased from $102,751,348 to $127,798,200 for an increase of approximately 23.3% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The prices that we have paid for our raw materials recently have experienced significant fluctuation. If these price fluctuations continue, our profit margins may be materially adversely affected.

The average price that we paid for chestnuts in 2011 and 2010 was approximately $1,071 per metric ton and $1,119 per metric ton, respectively, excluding value added taxes. We do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further, and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

Price inflation in China could affect our results of operation if we are unable to pass along raw material price increases to our customers.

Inflation in China has been consistently increasing in recent years. Because we purchase raw materials from suppliers in China, price inflation directly causes an increase in the cost of our raw materials. Price inflation could affect our results of operation if we are unable to pass along raw material price increases to customers. In addition, if inflationary trends continue in China, China could lose its competitive advantage as a low-cost manufacturing venue, which could in turn lessen some of the competitive advantages of our being based in China. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

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

We have grown rapidly over the last few years. Our sales increased from $27,735,833 in 2004 to $213,222,106 in 2011. The number of product types we sold increased from approximately 100 in 2004 to approximately 254 in 2011. We intend to continue to expand the volume and variety of products we offer, as well as the geographical scope of our sales and production facilities. Our business growth could place a significant strain on our managerial, operational and financial resources. Our ability to manage future growth will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our workforce. Our personnel, systems, procedures and controls may not be adequate to support our future growth. Failure to effectively manage our expansion may lead to increased costs, a decline in sales and reduced profitability.

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

Several of our customers have operations in locations that are subject to natural disasters, such as severe weather and geological events, which could disrupt the operations of those customers and suppliers as well as our operations. If our customers suffer from these events, their operations may be negatively impacted. As a result, some or all of those customers may reduce their orders for our products, which could adversely affect our revenue and results of operations.

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

A significant portion of our revenues has historically been derived from a limited number of customers, particularly in our chestnut products segment. Sales to our ten largest customers accounted for approximately 21% and 16% of our total revenues in 2010 and 2011, respectively. The loss of any one of these customers, or a material decrease in purchases by any one of these customers, could adversely impact our revenues.

We rely primarily on distributors to sell our products. Any delays in delivery or poor handling by our distributors or third-party transport operators may affect our sales and damage our reputation.

In 2011, we sold our products through over 100 distribution service providers. The services provided could be suspended and could cause interruption to the supply of our products to domestic or overseas customers. Delivery disruptions may occur for various reasons beyond our control, including poor handling by service providers or third party transport operators, transportation bottlenecks, natural disasters and labor strikes, and could lead to delayed, damaged or lost deliveries. If our products are not delivered in a timely manner, our reputation could be harmed. If our products are damaged in the process of being delivered, we may be liable to pay for such damages incurred.

Failure of the market to accept our new products, or failure to obtain regulatory approval for our new products, may cause us to lose our competitive position in the food industry.

We introduced 15 new products in 2010 and 16 new products in 2011. We plan to introduce approximately 10 to 20 new products in 2012. The success of the new products we introduce depends on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences. We intend to introduce new products as well as alternative flavors, sizes and packaging for our existing products. We may not be able to gain market acceptance for our new products. Consumer preferences change, and any new products that we introduce may fail to meet the particular tastes or requirements of consumers, or may be unable to replace their existing preferences. Our failure to anticipate, identify or react to these particular tastes or changes could result in reduced demand for our products, which could in turn cause us to be unable to recover our development, production and marketing costs.

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

We also fund approximately 43.8% of our working capital requirements from the proceeds of short-term loans from Chinese banks. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our average loan balance from short-term bank loans in 2011 was approximately $20.9 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency.

Management anticipates that our existing capital resources and cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements through 2012. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

We are subject to credit risk in respect of account receivables.

In 2008 and 2009, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. Starting in 2008 and through 2011, we gradually shortened credit terms for many of our international and domestic customers from between 30 and 180 days to between 30 and 60 days. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

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

The SEC, under Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to provide in their annual reports on Form 10-K a report by management with respect to the company’s disclosure controls and procedures and internal control over financial reporting. We are currently required to comply with this requirement. In addition, such rules require the independent registered public accounting firm auditing a company’s financial statements to attest to the operating effectiveness of such company’s internal controls. However, because we are a smaller reporting company, we are not required to receive an attestation report from a registered public accounting firm. We can provide no assurance that we will comply with all of the requirements imposed thereby. Further, we cannot assure that we will receive a positive attestation from our independent auditors. Investors and others may lose confidence in the reliability of our financial statements in the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or if we are unable to receive a positive attestation from our independent auditors with respect to our internal controls.

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

Item 1B. UNRESOLVED STAFF COMMENTS

[None.]

Item 2. PROPERTIES

Our primary facilities, which are owned except where otherwise indicated, are as follows:

Facility	Location	Approximate Size	Owned or Leased
		(Square Meters)
Junan Hongrun	Junan County, Shandong Province, PRC	197,637	Owned
Shandong Lorain	Junan County, Shandong Province, PRC	31,459	Owned
Beijing Lorain	Miyun County, Beijing Province, PRC	22,677	Owned
Luotian Lorain	Luotian County, Hubei Province, PRC	54,251	Owned
Dongguan Lorain	Dongguan County, Guandong Province, PRC	5,472	Leased
Shandong Greenpia	Junan County, Shandong Province, PRC	33,332	Owned

We also own or lease space for additional facilities, including refrigerated storage facilities, and smaller offices, including sales offices, located in China.

In the aggregate, we currently have land use rights to, or lease, 76 properties with approximately 344,828 square meters in the aggregate, consisting of manufacturing facilities, office buildings and land reserved for future expansion. We believe our current facilities provide adequate capacity for our current and projected needs.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Our common stock is quoted on the NYSE AMEX under the symbol “ALN”. As of March 29, 2012 the closing price for our common stock was $1.34 per share.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
	Market Prices
	High	Low
Fiscal Year Ended December 31, 2011
First Quarter	$2.89	$2.26
Second Quarter	$2.38	$1.28
Third Quarter	$2.19	$1.44
Fourth Quarter	$1.60	$1.25

Fiscal Year Ended December 31, 2010
First Quarter	$4.02	$2.79
Second Quarter	3.60	2.50
Third Quarter	3.39	2.55
Fourth Quarter	3.13	2.58

Approximate Number of Holders of Our Common Stock

On December 31, 2011, there were 295 stockholders of record of our common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

Information for our equity compensation plans in effect as of the end of fiscal year 2011 is as follows :

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
  frozen food products.

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We believe that we are the largest chestnut processor and manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced 57 high value-added processed chestnut products in 2011. We derive most of our revenues from sales in China, Japan and South Korea. In 2012, our primary strategy was to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers~~;~~, enhancing the cooperation with other manufacturers and factories~~;~~ and enhancing the turnover for our exsting chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2011, the cost of our raw materials increased from $102,751,348 to $127,798,200, for an increase of approximately 23.3% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The average price that we paid for chestnuts in 2011 and 2010 was approximately $1,071 per metric ton and $1,119 per metric ton, respectively, excluding value added taxes. In past few years , increasing inflation pressures weighed on the Chinese economy, as well as on agricultural products. We do not have effective means and do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

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

We also funded approximately 43.8% and 43.9% of our working capital requirements in 2011 and 2010, respectively, from the proceeds of short-term loans from Chinese banks. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our average loan balance from short-term bank loans in 2011 and 2010 were approximately $20.9 million and $36.3 million, respectively. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing 2010, the Chinese government has implemented more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we completed two private placement financings in September 2010 and October 2009 with net proceeds of $9.0 million and $10.9 million, respectively, the proceeds of which were primarily used as working capital. We also secured a $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010, which we have fully drawn down as of December 2011. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

We anticipate that our existing capital resources, cash flows from operations, current and expected short-term bank loans, as well as remaining proceeds from the September 2010 private placement and the loan from DEG will be adequate to satisfy our liquidity requirements through 2012. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

The crisis of the financial and credit markets worldwide in the second half of 2008 has led to a severe economic recession worldwide. Furthermore, the European countries experienced severe debt crisis during 2010 and 2011 which further weighed on the global economic conditions as well as the financial market. The outlook for 2012 is still uncertain, but continuation or worsening of unfavorable economic conditions, including the ongoing global economy and capital markets disruptions, could have an adverse impact on our business, operating results or financial condition in a number of ways. For example, we may experience declines in revenues, profitability and cash flows as a result of reduced orders, delays in receiving orders, delays or defaults in payment or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. In addition, changes and volatility in the equity, credit and foreign exchange markets and in the competitive landscape make it increasingly difficult for us to predict our revenues and earnings into the future.

In 2008 and 2009, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. Starting in 2008 and through 2011, we gradually shortened credit terms for many of our international and domestic customers from between 30 and 180 days to between 30 and 60 days. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, and the differences between the two periods expressed in dollars and percentages :

			Increase /	Increase /
	2011	2010	Decrease	Decrease
(in thousands of U.S. dollars)			($)	(%)
Revenue	213,222	184,177	29,045	15.8%
Cost of Revenue	-168,209	-142,293	-25,916	18.2%

Gross profit	45,013	41,884	3,129	7.5%

Operating Expenses:
Selling and Marketing	-10,514	-8,559	-1,955	22.8%
General and administrative	-6,584	-5,807	-777	13.4%

Operating Income

Income from continuing operations	27,916	27,518	398	1.4%

Non-operating Income
(Expenses):
Government grant	746	1,271	-525	-41.3%
Interest income	87	10	77	765.6%
Other income	2,450	1,047	1,403	134.0%
Other expense	-733	-416	-317	76.2%
Interest Expense	-2,562	-4,352	1,790	-41.1%

Income before taxes	27,903	25,079	2,824	11.3%
Income Taxes	-6,819	-5,830	-989	17.0%
Income before Minority	21,084	19,248	1,836	9.5%
Interest
Minority Interest	-1,196	-1,409	213	-15.1%

Net Income	19,887	17,839	2,048	11.5%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Net Revenues. Net revenues increased by $29.0 million, or approximately 15.8%, to $213.2 million in 2011 from $184.2 million in 2010. This increase was attributable to the increased revenues generated from sales of each of our product segments, as reflected in the following table:

(in thousands	2011	2010	Increase /	Increase /
of U.S.	Revenues	Revenues	Decrease	Decrease
dollars)
	($)	($)	($)	(%)

Convenience Products	72,888	56,752	16,136	28.4%

The increase in revenue was primarily driven by growth in our domestic market. Revenues from sales in the Chinese domestic market increased by approximately $22.0 million, or approximately 16.3%, in 2011. As a percentage of total revenues, revenues from sales in the domestic PRC market increased to approximately 73.7% from approximately 73.3% in 2010.

In addition, in 2011, revenues from sales to Japan, France, United Kingdom, and Spain as well as other countries increased, in the aggregate, approximately $12.9 million, or 47.8%, compared to 2010, partially offset by a decrease of an aggregate of $5.9 million, or 26.9%, of sales to United States, Netherlands, South Korea as well as other countries compared to 2010. See Note 16 to the financial statements contained elsewhere in this report for more information on the breakdown of our sales per geographic region.

Cost of Revenues. Our cost of revenues increased $25.9 million, or approximately 18.2%, to $168.2 million in 2011 from $142.3 million in 2010. This increase was attributable to the following factors, by percentage:

Category	Allocation of
Increase in
Cost
of Revenues
(%)
Raw Materials	23.3%
Other Allocated Overhead	61.9%
(depreciation, utilities, freight, equipment consumables) Wages	57.4%

Raw material costs increased to $127,798,200, or approximately 23.3%, in 2011 from $102,751,348 in 2010, primarily reflecting our increase operation and sales. Overhead expenses increased primarily due to increased depreciation expenses and utility expenses. Wages increased due to increased employee base as well as an increase in salary level.

The following table reflects the changes in our cost of revenues in 2011 as compared to 2010 among our different segments:

(thousands of U.S. dollars)	2011 Cost of	2010 Cost of	Increase/
	Revenues	Revenues	(Decrease)
	($)	($)	(%)
Chestnut Products	86,986	77,136	12.8%
Convenience Products	57,500	44,117	30.3%
Frozen Products	23,722	21,040	12.7%
Total	168,209	142, 293	18.2%

Gross Profit. Our gross profit increased $3.1 million, or 7.5%, to $45.0 million in 2011 from $41.9 million in 2010 as a result of higher net revenues, partially offset by higher cost of revenues, for the reasons indicated above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased approximately $2.0 million, or 22.8%, to $10.5 million in 2011 from $8.6 million in fiscal year 2010. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

(in U.S. dollars)	Increase in
costs in 2011
over 2010
Wages (sales personnel)	438,240
Transportation	426,213
Supermarket Fee	182,910
Customer Entertainment	89,315
Port Fee	760,478

The increases listed in the table above were partially offset by an aggregate of $505,819 decreases of other factors, including advertizing, certification and sea transportation.

General and Administrative Expenses. Our general and administrative expenses increased approximately $776,777, or 13.4%, to $6.6 million in 2011 from $5.8 million in 2010. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

(in U.S. dollars)	Increase in
costs in 2011
over 2010
Wage and Benefit	270,232
Depreciation and Amortization	194,185
Land Use Fee	256,450
Customer Entertainment	144,733

Government Subsidy Income

Government subsidy income decreased from approximately $1.3 million in 2010 to $745,708 in 2011, representing grants received mostly from the Junan County government and Hubei government to assist us in our research and business development.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $2.8 million, or 11.3%, to $27.9 million in 2011 from $25.1 million in 2010 as a result of higher revenues, partially offset by higher costs of revenues and operating expenses, for the reasons indicated above.

Income Taxes

Income taxes increased approximately $1.0 million, or 17.0%, to $6.8 million in 2011, as compared to $5.8 million in 2010. This increase was attributable to the higher income earned in 2011 as compared to 2010. Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises, without any tax holiday. However, the PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008 to continue utilizing such tax holidays until they are fully utilized. The income tax rates applicable to our Chinese operating subsidiaries in 2010, 2011, and 2012 are depicted in the following table:

	2010	2011	2012
Income Tax
Junan Hongrun	25%	25%	25%
Luotian Lorain	15%	25%	25%
Beijing Lorain	15%	15%	25%
Shangdong Lorain	25%	25%	25%
Dongguan Lorain	25%	25%	25%
Shandong Greenpia	25%	25%	25%

Minority Interest.

Shandong Economic Development Investment holds 19.8% of the equity of our subsidiary Shandong Lorain, which is reflected in the minority interest of $1.2 million in 2011 and $1.4 million in 2010.

Net Income.

Net income increased $2.0 million, or 11.5%, to $19.9 million in 2011 from $17.8 million in fiscal year 2010, as a result of the factors described above.

Liquidity and Capital Resources

General

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products and expanding our facilities. In the past, our primary sources of financing have been cash generated from operations and short-term loans from banks in China. In October 2009 and September 2010, we obtained approximately $11 million and 9 million, respectively, from two private placement transactions. We also secured a $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010 which we have fully drawn down as of December 2011. Proceeds from the private placement transactions and cash drawn down from the DEG loan, together with cash generated from operations and short-term bank loans, have been primarily used to fund our working capital needs, as well as addition to our construction in progress and purchase of fixed assets. At December 31, 2011 and 2010, cash and cash equivalents (including restricted cash) were $30.4 million $15.0 million, respectively.

We expect to continue to finance our operations and working capital needs in 2012 from cash generated from operations and short-term bank loans. In addition, we currently plan to finance or refinance approximately $12 million in the form of short-term bank loans in 2012. We expect that anticipated cash flows from operations and short-term bank loans will be sufficient to fund our operations through at least the next twelve months.

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

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flows Data:
(in thousands of U.S. dollars)	For year ended December 31,
	2011	2010
Net cash flows provided by (used in) operating activities	(2,141)	24,429
Net cash flows provided by (used in) investing activities	(16,217)	(35,649)
Net cash flows provided by (used in) financing activities	17,009	7,837

Operating Activities

Net cash used in operating activities for 2011 was $2.1 million and net cash provided by operating activities for 2010 was $24.4 million. The decrease of approximately $26.6 million in net cash flows provided in operating activities resulted primarily from a higher increase in accounts and other receivables of $18.5 million, a higher increase in inventory of $1.7 million, and a lower decrease in prepayments of $9.4 million, partially offset by higher net income of $1.8 million.

Investing Activities

During 2011, our uses of cash for investment activities are primarily purchase of plant and equipment. Net cash used in investing activities for 2011 and 2010 were $16.2 million and $35.6 million, respectively, with the decrease of approximately $19.4 million resulted primarily from a $11.2 million less payment for construction in progress, $3 million less payment for the purchase of plant and equipment and $9.4 million proceeds from short term investments, partially offset by $9.7 million higher increase in restricted cash.

Financing Activities

Net cash provided by financing activities for 2011 and 2010 were $17.0 million and $7.8 million, respectively. The increase of approximately $9.2 million in net cash provided by financing activities resulted primarily from an increase of $20.8 million in net short-term bank borrowings and a $5.8 million additional increase in long-term bank borrowings, partially offset by $9.0 million less proceeds from the issuance of common stock and $4.2 million repayment of bank notes.

Loan Facilities

As of December 31, 2011 and 2010, we carried $36.0 million and $25.2 million short term bank loans from Chinese domestic banks. Please refer to Note 9 of the consolidated financial statements for details.

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

As of December 31, 2011, the particulars of the commonly controlled entities are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.2	$12,733,926
Luotian Lorain Co., Ltd	PRC	100	3,987,343
Junan Hongrun Foodstuff Co., Ltd	PRC	100	47,101,050
Beijing Lorain Co., Ltd	PRC	100	1,574,233
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	2,418,022
Dongguan Lorain Co,,Ltd	PRC	100	157,423
International Lorain Holding Inc.	Cayman Islands	100	48,988,162

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

We have the accounting policy regarding financial instruments for our financial statements in 2010 and 2011. We consider it critical because our business is becoming more global in nature and the use of fair value for financial instruments has been widely adopted by accounting bodies around the globe. With financial statements that are widely accepted and comparable in many jurisdictions we will have greater access to capital locally.

Recent accounting pronouncements

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements for the business combinations in 2011.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company does not intend to adopt this ASU No. 2011-08 before September 15, 2011, and does not expect it to have a material impact on the Company’s consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2011 begins on page F-2 of this Annual Report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of December 31, 2011, our internal controls over financial reporting are effective.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements;

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 9B OTHER INFORMATION.

The final voting results of each of the matters submitted to a vote of security holders during the Company’s annual meeting of shareholders held on November 17, 2011 were as follows:

1. Election of Directors:

	For	Withheld
Si Chen	23,734,426	131,088
Yundong Lu	23,729,631	135,833
Maoquan Wei	23,733,426	132,088
Dekai Yin	23,736,731	128,783
Yongjun Li	23,732,731	132,783
Tad M. Ballantyne	23,734,951	130,563

2. Ratification of Samuel H. Wong & Co., LLP as registered pubic accountants:

For	Against	Abstain	Broker Non-Votes
25,284,332	3,238,605	8,716	-

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the name, age and position of each of our current directors as well as the date that each officer began their service as a director.

Name	Age	Position	Director Since
Si Chen	49	Chairman, Chief Executive Officer, President and Director	2007
Yundong Lu	37	Chief Operating Officer and Director	2008
Maoquan Wei	65	Director	2008
Dekai Yin	59	Director	2009
Yongjun Li	50	Director	2009
Tad M. Ballantyne	57	Director	2009

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

MR. TAD M. BALLANTYNE. Mr.Ballantyne was appointed one of our directors in September 2009. He is also an officer and director of several private and public companies, including BR Industries, Inc, Hoopeston Foods, Inc, Thomsen Group, LLC, and Pacific Rim Foods Ltd. He also serves as an independent director and financial expert on the audit committee of Life Partners Holdings Inc. and Creat Resources Holdings Ltd., as an independent director of Mach One Corporation and CMH Development, LLC, and is an adviser of international affairs and/or director of a number of China-based private enterprises, including TCIB Investment Co. Ltd, Jilin Jimei Foods Ltd and Creat Group. During 2003, Texas Steel Partners Inc, a Texas based steel foundry, filed for reorganization and was liquidated pursuant to a bankruptcy Chapter 7 conversion. Mr. Ballantyne was an officer and director and a 50% shareholder of Texas Steel Partners Inc. During the last 20 years, Mr. Ballantyne has been active in acquiring and operating troubled companies or assets being divested by public and private companies and has focused over the last 5 years on food processing plants in both the United States and Asia. He holds a Bachelor of Science degree in business management from the University of Wisconsin-Parkside. Our Company greatly benefits from Mr. Ballantyne’s experience as an officer and director of other public and private companies, including companies in the food industry in the United States and Asia.

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

Name	Age	Position	Executive Officer Since
Si Chen	49	Chairman, Chief Executive Officer, President and Director	2007
David She	28	Chief Financial Officer	2010
Yundong Lu	37	Chief Operating Officer and Director	2008

See the section entitled “Directors” above for information on Messrs. Chen and Lu.

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

Shareholders may propose candidates for board membership by writing to American Lorain Corporation, c/o Board of Director Office, Beihuan Zhong Road, Junan County, Shandong, People’s Republic of China, 276600. Any such proposal shall contain the name, holdings of our securities and contact information of the person making the nomination, the candidate's name, address and other contact information, any direct or indirect holdings of our securities by the nominee, any information required to be disclosed about directors under applicable securities laws and/or stock exchange requirements, information regarding related party transactions with our company and/or the stockholder submitting the nomination; any actual or potential conflicts of interest, the nominee's biographical data, current public and private company affiliations, employment history and qualifications and status as "independent" under applicable securities laws and stock exchange requirements. Nominees proposed by stockholders will receive the same consideration as other nominees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, which we also refer to throughout this report as the SEC. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers, directors and such beneficial owners, we believe that all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year ended December 31, 2011, except that David She has not yet filed a Form 3 in connection with his becoming a Section 16 filer.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation earned by our named executive officers in 2009, 2010 and 2011 for services provided to us and our subsidiaries. None of our current executive officers earned compensation that exceeded $100,000 in 2009, 2010 or 2011.

Name and					All Other
Principal		Salary	Stock Awards	Option Awards	Compensation	Total
Position	Year	($)	($) (1)	($) (2)	($) (3)	($)
Si Chen Chief Executive Officer	2009 2010 2011	66,000 66,000	- -	- -	- -	66,000 66,000
David She Chief Financial Officer	2011	72,727				72,727

(1)

This column represents the fair value of the stock award on the grant date determined in accordance with the provisions of ASC 718. See Note 18 to the financial statements included in our original Form 10-K for the year ended December 31, 2011 for the assumptions made in the valuation of these awards.

(2)

This column represents the fair value of the stock option on the grant date determined in accordance with the provisions of ASC 718. See Note 18 to the financial statements included in our original Form 10-K for the year ended December 31, 2011 for the assumptions made in the valuation of this award.

Pursuant to Mr. Chen’s employment agreement, we paid Mr. Chen a base salary of $66,000 in cash in 2009, 2010 and 2011. Mr. Chen’s employment agreement does not provide any change in control or severance benefits and we do not have any separate change-in-control agreements with Mr. Chen or any of our other executive officers.

Pursuant to Mr. She’s employment agreement, dated October 22, 2010, we are obligated to pay Mr. She a base salary of $72,727 for the first year of employment and $90,909 for the second year of employment. Mr. She’s employment agreement does not provide any change -in -control or severance benefits.

Outstanding Equity Awards at Fiscal Year End

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c) (1)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
YundongLu	22,387	11,193	$1.58	7/27/14

(1)	Options vest 33% per year over 3 years from date of grant.

Pursuant to our 2009 Incentive Stock Plan, if an employee is terminated for any reason other than disability or death, then the employee shall have the right to exercise the portions of any option which was exercisable as of the date of such termination, in whole or in part, not less than 30 days nor more than three months after such termination. However, in the event of "termination for good cause," the options shall automatically terminate as of the termination of employment.

With respect to nonstatutory options granted to employees, directors or consultants, the Board may specify such period for exercise as the Board deems reasonable and appropriate, not less than 30 days following termination of employment or services (except that in the case of "termination for cause" or removal of a director, the option shall automatically terminate as of the termination of employment or services). The option may be exercised only with respect to installments that the optionee could have exercised at the date of termination of employment or services.

If an optionee dies while employed by, engaged as a consultant to, or serving as a director of the company, the portion of such optionee's option which was exercisable at the date of death may be exercised, in whole or in part, by the estate of the decedent or by a person succeeding to the right to exercise such option at any time within (i) a period, as determined by the Board, of not less than six months nor more than one year after the optionee's death or (ii) during the remaining term of the option, whichever is the lesser. The option may be so exercised only with respect to installments exercisable at the time of optionee's death and not previously exercised by the optionee.

Director Compensation

On August 1, 2008, Mr. Hao Chen, Mr. David Yaudoon Chiang and Mr. Maoquan Wei were appointed as independent members of our Board and as members of our Board committees. On September 17, 2009, Mr. Chiang and Mr. Hao Chen resigned from the Board. Mr. Hao Chen was paid RMB 100,000 (approximately US $14,641) per year for his Board and Board committee service. Mr. Chiang was paid US $25,000 per year plus US $5,000 for each board meeting attended by Mr. Chiang, as compensation for his Board and Board committee service. Mr. Wei is paid RMB 100,000 (approximately US $14,641) per year. In addition, in 2009 we granted stock options and stock awards to Messrs. Hao Chen, Chiang and Wei under our 2009 Incentive Stock Option Plan, as set forth in the table below.

On September 17, 2009, Messrs. Dekai Yin, Yongjun Li and Tad Ballantyne were appointed as independent members of our Board and as members of our Board committees. Messrs. Yin, Li and Ballantyne are paid RMB 100,000 (approximately US $15,493) per year.

We may reimburse our non-employee directors for reasonable travel expenses related to attendance at board or board committee meetings. In 2011, we did not make any such reimbursements.

Our policy is not to pay compensation to directors who are also employees of the Company or its subsidiaries. As a result, Mr. Si Chen and Mr. Yundong Lu did not receive any compensation in 2011 for their service as directors.

The following table reflects the compensation earned by our directors in 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Maoquan Wei	15,493	-	-	-	15,493
Dekai Yin	15,493	-	-	-	15,493
Yongjun Li	15,493	-	-	-	15,493
Tad Ballantyne	15,493	-	-	-	15,493

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS~~.~~

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Part II, Item 5 above for a tabular representation of our equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 30, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Except as otherwise indicated, the persons listed below have advised us that they have direct sole voting and investment power with respect to the shares listed as owned by them.

Unless otherwise specified, the address of each of the persons set forth below is c/o American Lorain Corporation, Beihuan Zhong Road, Junan County, Shandong, China 276600.

In the table below, percentage ownership is based on 34, 507,874 shares of our common stock outstanding as of March 30, 2012.

Name and title of beneficial owner	Amount and nature of beneficial	Percent of class
	ownership
Mr. Si Chen, Chairman, CEO and President	16,050,785	46.5%
Jayhawk Capital Management (1)	3,297,866	9.6%
Tongley Investments Ltd. (2)	3,000,000	8.7%
Guerilla Capital Management (3)	2,824,828	8.2%
Mr. Yundong Lu, COO and Director	34,307	*
Mr. Dekai Yin, Director	-	*
Mr. Yongjun Li, Director	-	*
Mr. Tad M. Ballantyne, Director	-	*
Mr. Maoquan Wei, Director	8,234	*
All officers and directors as a group (7 persons)	16,093,326	46.6%

* Less than 1%

(1) Based on information supplied by Jayhawk Capital Management, LLC, Jayhawk Private Equity Fund, L.P., Jayhawk Private Equity Co-Invest Fund, L.P., Jayhawk Private Equity GP, L.P., and Kent C. McCarthy in a Schedule 13G/A filed with the SEC on February 14, 2012. Jayhawk Private Equity GP, L.P., Jayhawk Capital Management, L.L.C. and Kent C. McCarthy have shared power to vote or to dispose of 3,297,866 shares. Jayhawk Private Equity Fund, L.P. has shared power to vote or dispose of 3,092,595 shares. Jayhawk Private Equity Co-Invest Fund, L.P. has shared power to vote or dispose of 205,271 shares.

(2) Based on information supplied by Tongley Investment Ltd. in a Schedule 13G filed with the SEC on February 14, 2011. The address of Tongley Investment Ltd. is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

(3) Based on information supplied by Guerilla Capital Management, LLC, Peter Siris, Leigh S. Curry and Hua-Mei 21st Century Partners, LP in a Schedule 13G/A filed with the SEC on February 14, 2012. The address of each of these entities is 237 Park Avenue, 9th Floor, New York, New York 10017. Guerilla Capital Management, LLC, Peter Siris and Leigh S. Curry have shared power to vote or to dispose of 2,824,828 shares. Hua-Mei 21st Century Partners, LP has shared power to vote or to dispose of 1,828,350 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE~~.~~

Related Party Transactions

Since January 1, 2008, there have been no transactions between members of management, five percent stockholders, affiliates, promoters or finders.

Director Independence

Our board has determined that Messrs. Yin, Li, Ballantyne and Wei satisfy the criteria for independence under NYSE Amex and SEC rules for independence of directors and of committee members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES~~.~~

Audit Fees. We paid aggregate fees of approximately $138,500 and $125,000 for each of the fiscal years ended December 31, 2011 and December 31, 2010, respectively, to Samuel H. Wong & Co., LLP for professional services rendered by such firm for the audit and review of the financial statements included in our annual report on Form 10-K and for the review of the financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees. We paid aggregate fees to Samuel H. Wong & Co., LLP of approximately $2,831 and $5,456 for the fiscal year ended December 31, 2011 and 2010 for travel expenses, respectively.

Tax Fees. We paid aggregate fees of approximately $5,000 for each of the fiscal years ended December 31, 2011 and December 31, 2010 to Samuel H. Wong & Co., LLP for professional services rendered for tax compliance, tax advice and tax planning.

Board of Directors Pre-Approval Policies and Procedures

The Audit Committee has the sole authority to review in advance and grant any pre–approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non–audit services to be provided by the independent auditors as permitted by Section 10A of the Exchange Act~~,~~ and (iii) all fees and the terms of engagement with respect to such services, except that the Audit Committee may delegate the authority to pre–approve non–audit services to one or more of its committee members who will present its decisions to the full Audit Committee at the first meeting following such decision. Following the Company’s establishment of an Audit Committee on August 1, 2008, all audit and non–audit services performed by Samuel H. Wong & Co., LLP during fiscal 2010 and 2011 were pre–approved pursuant to the procedures outlined above. Prior to the establishment of the Audit Committee, all services of the independent auditors were approved by the full board of directors.

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

AMERICAN LORAIN CORPORATION

By:/s/ Si Chen
March 30, 2012	Si Chen
(Date Signed)	President, Director and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

	President , Director and Chief	March 30, 2012
Executive Officer
/s/ Si Chen	(Principal Executive Officer)
Si Chen

Chief Financial Officer
(Principal Financial Officer and
Principal
/s/ David She	Accounting Officer)	March 30, 2012
David She

/s/ Yundong Lu	Chief Operating Officer and Director	March 30, 2012
Yundong Lu

/s/ Dekai Yin	Director	March 30, 2012
Dekai Yin

/s/ Yongjun Li	Director	March 30, 2012
Yongjun Li

/s/ Maoquan Wei	Director	March 30, 2012
Maoquan Wei

/s/ Tad M. Ballantyne	Director	March 30, 2012
Tad M. Ballantyne

AMERICAN LORAIN CORPORATION

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1
CONSOLIDATED BALANCE SHEETS	2 – 3
CONSOLIDATED STATEMENTS OF INCOME	4
CONSOLIDATED STATEMENTS OF CASH FLOWS	5 – 6
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY	7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 – 29

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have audited the accompanying consolidated balance sheets of American Lorain Corporation as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Lorain Corporation as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	Samuel H. Wong & Co., LLP
March 22, 2012	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

	Note	At December 31,	At December 31,
		2011	2010
ASSETS
Current assets
Cash and cash equivalents	2(d)	$17,353,494	$12,730,626
Restricted cash	3	13,017,371	2,308,898
Short-term investment		-	9,447,585
Trade accounts receivable	4	41,469,880	33,226,612
Other receivables	5	6,147,550	1,492,850
Inventory	6	34,348,997	29,807,198
Advance to suppliers		15,772,736	7,744,976
Prepaid expenses and taxes		132,710	434,061
Deferred tax asset		164,394	103,713
Security deposits and other Assets		16,373	693,858
Total current assets		$128,423,505	$97,990,377

Non-current assets
Investment		472,270
Property, plant and equipment, net	7	84,377,306	72,095,007
Land use rights, net	8	5,425,252	4,877,438
Deposit		-	20,297
TOTAL ASSETS		$218,698,333	$174,983,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$36,018,450	$25,164,469
Long-term debt – current portion	13	57,066	218,935
Notes payable	10	-	4,249,977
Accounts payable		3,900,317	6,284,532
Taxes payable	11	4,237,142	3,266,502
Accrued liabilities and other payables	12	1,938,759	1,335,947
Customers deposits		-	89,370
Total current liabilities		$46,151,734	$40,609,732

Long-term liabilities
Long-term bank loans	13	15,597,831	5,030,930

TOTAL LIABILITIES		$61,749,565	$45,640,662

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

		At December 31,	At December 31,
	Note	2011	2010

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and 2009, respectively		-	-

Common stock, $0.001 par value, 200,000,000 shares authorized; 34,507,874 and 34,419,709 shares issued and outstanding as of December 31, 2011 and 2010, respectively	14	34,508	34,420
Additional paid-in capital	14	53,015,636	52,371,481
Statutory reserves	2(r)	13,976,899	11,340,739
Retained earnings		65,939,713	48,688,375
Accumulated other comprehensive income		15,353,885	9,475,745
Non-controlling interests	15	8,628,127	7,431,697

TOTAL STOCKHOLDER’S EQUITY		$156,948,768	$129,342,457

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY		$218,698,333	$174,983,119

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

		December 31,	December 31,
	Note	2011	2010

Net revenues	2(t),16	$213,222,106	$184,176,567
Cost of revenues		(168,208,856)	(142, 292,716)
Gross profit		$45,013,250	$41,883,851

Operating expenses
Selling and marketing expenses		(10,513,567)	(8,559,003)
General and administrative expenses		(6,583,851)	(5,807,074)
		(17,097,418)	(14,366,077)

Operating income		$27,915,832	$27,517,774

Government subsidy income		745,708	1,270,957
Interest income		86,562	10,375
Other income	21	2,449,950	1,047,234
Other expenses		(733,179)	(415,877)
Interest expense		(2,561,700)	(4,351,714)

Earnings before tax		$27,903,173	$25,078,749

Income tax	2(q),17	(6,819,245)	(5,830,472)

Net income		$21,083,928	$19,248,277

Other comprehensive income:
Foreign currency translation gain		5,972,198	3,994,293
Comprehensive Income		27,056,126	23,242,570
Net income attributable to:

-Common stockholders		$19,887,498	$17,839,463
-Non-controlling interest		1,196,430	1,408,814
		$21,083,928	$19,248,277

Earnings per share	2(u), 18
- Basic		$0.58	$0.57
- Diluted		$0.57	$0.55

Weighted average shares outstanding
- Basic		34,445,972	31,507,044
- Diluted		34,726,494	32,204,555

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

	December 31,	December 31,
	2011	2010
Cash flows from operating activities
Net income	$21,083,928	$19,248,277
Stock and share based compensation	644,243	890,210
Depreciation of fixed assets	2,196,052	1,360,134
Amortization of intangible assets	155,754	144,611
Write down of short-term investments	(94,058)	587,117
Gain on acquisition of subsidiary	-	(383,482)
(Increase)/decrease in accounts & other receivables	(21,015,097)	(2,541,158)
(Increase)/decrease in inventories	(4,541,799)	(2,812,751)
Decrease/(increase) in prepayment	301,351	9,665,103
Decrease/(increase) in deferred tax asset	(60,681)	96,155
Increase/(decrease) in accounts and other payables	(810,763)	(1,816,937)
Net cash (used in)/provided by operating activities	(2,141,070)	24,437,279

Cash flows from investing activities
Shandong Greenpia acquisition net of cash acquired	-	(1,695,315)
Purchase of plant and equipment	(14,478,351)	(17,566,907)
Payment of construction in progress	-	(11,188,400)
(Increase)/decrease in restricted cash	(10,708,473)	(1,009,009)
Payments for the purchase of land use rights	(703,569)	(190,109)
Payments for security deposits	697,783	(698,067)
Purchase of long-term investment	(472,270)	(3,301,571)
Proceeds from sale of short-term investments	9,447,585	-
Net cash used in investing activities	(16,217,295)	(35,649,378)
Cash flows from financing activities
Issuance of common stock	-	8,955,673
Repayment of notes	(4,249,977)	-
Proceeds from issuance of notes	-	4,249,977
Proceeds from bank borrowings	45,058,403	80,338,300
Repayment of bank borrowings	(34,366,292)	(90,443,107)
Proceeds from long-term bank borrowings	10,566,901	4,736,057
Net cash provided by/(used in) financing activities	$17,009,035	$7,836,900

Net Increase/(decrease) of Cash and Cash Equivalents	(1,349,330)	(3,375,199)
Effect of foreign currency translation on cash and cash equivalents	5,972,198	3,994,293

Cash and cash equivalents–beginning of year	12,730,626	12,111,532
Cash and cash equivalents–end of year	$17,353,494	$12,730,626

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

Supplementary cash flow information:
Interest received	$86,562	$10,375
Interest paid	$2,261,004	$4,457,597
Income taxes paid	$6,871,539	$5,157,436

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total

Balance, January 1, 2010	30,240,202	$30,240	$35,268,603	$8,895,477	$38,455,349	$6,068,569	$6,022,883	$94,741,121
Issuance of share based compensation	7,000	7	890,203	-	-	-	-	890,210
Issuance of common stock for cash	3,440,800	3,441	9,630,800	-	-	-	-	9,634,241
Issuance cost of common stock	-	-	(678,567)	-	-	-	-	(678,567)
Appropriations to additional paid in capital	-	-	5,161,175	-	(5,161,175)	-	-	-
Acquisition of Shandong Greenpia	731,707	732	2,099,267	-	-	-	-	2,099,999
Net income	-	-	-	-	19,248,277	-	-	19,248,277
Appropriations to statutory reserves	-	-	-	2,445,262	(2,445,262)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(1,408,814)	-	1,408,814	-
Unrealized gain (loss) on investment	-	-	-	-	-	(587,117)	-	(587,117)
Foreign currency translation adjustment	-	-	-	-	-	3,994,293	-	3,994,293
Balance, December 31, 2010	34,419,709	$34,420	$52,371,481	$11,340,739	$48,688,375	$9,475,745	$7,431,697	$129,342,457

Balance, January 1, 2011	34,419,709	$34,420	$52,371,481	$11,340,739	$48,688,375	$9,475,745	$7,431,697	$129,342,457
Issuance of share based compensation	88,165	88	644,155	-	-	-	-	644,243
Net income	-	-	-	-	21,083,928	-	-	21,083,928
Appropriations to statutory reserves	-	-	-	2,636,160	(2,636,160)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(1,196,430)	-	1,196,430	-
Unrealized gain (loss) on investment	-	-	-	-	-	(94,058)	-	(94,058)
Foreign currency translation adjustment	-	-	-	-	-	5,972,198	-	5,972,198

Balance, December 31, 2011	34,507,874	34,508	53,015,636	13,976,899	65,939,713	15,353,885	8,628,127	156,948,768

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
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
DECEMBER 31, 2011 AND 2010
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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the year ended December 31, 2011 in order to be consistent with the presentation provided for the year ended December 31, 2010. There was no impact in earnings for the regrouping.

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

As of December 31, 2011, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.2	$12,733,926
Luotian Lorain Co., Ltd	PRC	100	3,987,343
Junan Hongrun Foodstuff Co., Ltd	PRC	100	47,101,050
Beijing Lorain Co., Ltd	PRC	100	1,574,233
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	2,418,022
Dongguan Lorain Co,,Ltd	PRC	100	157,423
International Lorain Holding Inc.	Cayman Islands	100	48,988,162

(c)	Use of estimates

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

(i)	Property, plant and equipment

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

Land use rights are carried at cost and amortized on a straight-line basis over a specified period. Amortization is provided using the straight-line method over 40-50 years.

(l)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held by the Company are reviewed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Impairment is present if carrying amount of an asset is less than its undiscounted cash flows to be generated.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2011 and 2010.

(m)	Advertising

All advertising costs are expensed as incurred.

(n)	Shipping and handling

All shipping and handling are expensed as incurred.

(o)	Research and development

All research and development costs are expensed as incurred.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

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

The Company has implemented ASC Topic 740, “Accounting for Income Taxes.” Income tax liabilities computed according to the United States and People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $2,636,160 from retained earnings to statutory reserves during 2011. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

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

	12/31/2011	12/31/2010
Year end RMB : US$ exchange rate	6.3523	6.6118
Average yearly RMB : US$ exchange rate	6.4544	6.7788

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

(t)	Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company’s revenue consists of invoiced value of goods, net of a value-added tax (VAT). The Company allows its customers to return products if they are defective. However, this rarely happens and amounts returned have been de minimis.

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the year ended December 31, 2011, no warrants were issued nor options were granted. For the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. For the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

(v)	Financial Instruments

The Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

	•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of December 31, 2011 and 2010, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid- in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the years ended December 31, 2011 and 2010 included net income and foreign currency translation adjustments.

(y)	Recent accounting pronouncements

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements for the business combinations in 2011.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company does not intend to adopt this ASU No. 2011-08 before September 15, 2011, and does not expect it to have a material impact on the Company’s consolidated financial position and results of operations.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

4.	TRADE ACCOUNTS RECEIVABLE

	12/31/2011	12/31/2010
Trade accounts receivable	$41,849,573	$33,562,514
Less: Allowance for doubtful accounts	(379,693)	(335,902)
	$41,469,880	$33,226,612

Allowance for bad debt:	12/31/2011	12/31/2010
Beginning balance	$(335,902)	$(267,590)
Additions to allowance	(43,791)	(68,312)
Bad debt written-off	-	-
Ending balance	$(379,693)	$(335,902)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of December 31, 2011 and 2010:

	12/31/2011	12/31/2010
Advances to employees for job/travel disbursements	577,237	764,725
Amount due by a non-related enterprise	157,424	215,685
Other non-related receivables	319,639	388,973
Other related receivables	213,128	123,467
Short-term investment sale receivable (See footnote 21)	4,880,122	-
	$6,147,550	$1,492,850

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

Specifically, the company uses every available employee to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. However none of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of December 31, 2011.

Related party receivable consisted of the following as of December 31, 2011 and 2010:

	12/31/2011	12/31/2010
Chen, Si	$133,070	$123,467
Lu, Yundong	896	-
Liu, Lihua	78,712	-
Junan Hot & Roll Fast Food	450	-
	$213,128	$123,467

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

Related party receivable represented advances issued by management for job or travel disbursement in the normal course of business. The receivable had no impact on earnings. As with other employees, officers sign notes when cash is issued to them as job or travel disbursement.

In order to satisfy certain criteria for obtaining the long-term loan with DEG, as noted in footnote 13, Junan Hongrun lent money to Mr. Chen, Si and Ms. Liu, Lihua to purchase life insurance.

Related party receivable amounts are disclosed as other related receivables in other receivables.

6.	INVENTORIES

Inventories consisted of the following as of December 31, 2011 and 2010:

	12/31/2011	12/31/2010
Raw materials	$10,470,187	$18,128,883
Finished goods	23,878,810	11,678,315
	$34,348,997	$29,807,198

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of December 31, 2011 and 2010:

	12/31/2011	12/31/2010
At Cost:
Buildings	$75,509,164	$48,612,643
Landscaping, plant and tree	7,879,579	2,852,998
Machinery and equipment	10,976,564	9,544,910
Office equipment	618,558	501,977
Motor vehicles	467,415	420,020
	$95,451,279	$61,932,548
Less: Accumulated depreciation
Buildings	(4,141,133)	(2,729,161)
Landscaping, plant and tree	(1,303,707)	(23,775)
Machinery and equipment	(4,988,873)	(3,998,121)
Office equipment	(391,272)	(312,872)
Motor vehicles	(248,987)	(225,832)
	(11,073,972)	(7,289,761)

Construction in Progress	-	17,452,220
	$84,377,306	$72,095,007

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

8.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of December 31, 2011 and 2010:

	12/31/2011	12/31/2010
Land use rights, at cost	6,242,530	$5,509,925
Less: Accumulated amortization	(817,278)	(632,487)
	$5,425,252	$4,877,438

All lands are owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. The land use rights are then amortized over the period of usage. Amortization expense for the years ended December 31, 2011 and 2010 were $155,755 and $144,611, respectively.

9.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following as of December 31, 2011 and 2010:

	Remark	12/31/2011	12/31/2010
Loans from Junan County Construction Bank,
• Interest rate at 5.610% per annum due 1/6/2011			128,558
• Interest rate at 5.841% per annum due 1/14/2011			483,983
• Interest rate at 5.610% per annum due 1/28/2011			3,223
• Interest rate at 5.841% per annum due 3/4/2011			393,236
• Interest rate at 5.841% per annum due 9/9/2011			1,209,958
• Interest rate at 6.710% per annum due 1/25/2012		1,479,779	-
• Interest rate at 6.100% per annum due 2/19/2012		944,540	-
• Interest rate at 7.015% per annum due 6/7/2012		3,337,374	-
• Interest rate at 6.666% per annum due 11/5/2012		1,086,221	-
• Interest rate at 6.666% per annum due 11/23/2012		787,116	-

Loan from Junan County Agriculture Bank,
• Interest rate at 6.903% per annum due 3/30/2011			95,284
• Interest rate at 7.434% per annum due 8/23/2011			1,512,447
• Interest rate at 7.320% per annum due 1/10/2012	A	3,148,466	-

Loan from Junan County Industrial and Commercial Banks,
• Interest rate at 5.100% per annum due 1/18/2011		-	756,224
• Interest rate at 5.100% per annum due 1/20/2011		-	756,224

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

• Interest rate at 5.100% per annum due 1/26/2011		-	1,134,336
• Interest rate at 5.100% per annum due 2/8/2011		-	635,228
• Interest rate at 5.100% per annum due 2/22/2011		-	1,240,207
• Interest rate at 4.860% per annum due 3/15/2011		-	1,134,336
• Interest rate at 6.405% per annum due 4/9/2012	B	1,023,251	-
• Interest rate at 6.405% per annum due 4/24/2012	B	550,982	-
• Interest rate at 6.410% per annum due 4/24/2012	B	62,9693	-
• Interest rate at 6.410% per annum due 5/10/2012	B	1,338,098	-
• Interest rate at 6.410% per annum due 6/12/2012	B	1,574,233	-

Loan from Linyi Commercial Bank,
• Interest rate at 11.510% per annum due 1/21/2011		-	680,601
• Interest rate at 11.676% per annum due 12/15/2011		-	680,601
• Interest rate at 12.201% per annum due 1/10/2012		708,405	-
• Interest rate at 11.152% per annum due 12/11/2012		3,148,466	-
• Interest rate at 12.201% per annum due 12/13/2012		787,116	-
• Interest rate at 12.136% per annum due 12/29/2012		708,405	-

Loan from China Minsheng Bank Corporation, Linyi Branch
• Interest rate at 8.203% per annum due 4/14/2012		2,361,349	-

Loan from China Agricultural Bank, Luotian Branch
• Interest rate at 6.372% per annum due 9/12/2011			1,134,336
• Interest rate at 6.372% per annum due 9/12/2012		944,540	-

Bank of Beijing,
• Interest rate at 6.672% per annum due 10/28/2011		-	302,489
• Interest rate at 6.672% per annum due 11/16/2012		629,693	-

East West Bank (Formerly United Commercial Bank), China
Branch,
• Interest rate at 5.494% per annum due 1/14/2011		-	897,052

HSBC Miyun Branch,
• Interest rate at 5.840% per annum due 6/09/2011		-	302,489
• Interest rate at 6.372% per annum due 6/29/2011		-	983,091
• Interest rate at 6.804% per annum due 4/8/2011		-	302,489

Shenzhen Development Bank,

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

• Interest rate at 5.310% per annum due 9/14/2011	-	756,224
• Interest rate at 6.710% per annum due 2/13/2012	236,135	-
• Interest rate at 6.710% per annum due 3/15/2012	787,116	-
• Interest rate at 6.435% per annum due 6/8/2012	2,361,349	-

China Development Bank,
• Interest rate at 5.841% per annum due 6/27/2011	-	3,024,895

Luotian Agricultural Development Bank,
• Interest rate at 0.670% per annum due 12/11/2010	-	113,433

Luotian Sanliqiao Credit Union,
• Interest rate at 6.300% per annum due 11/5/2011	-	756,224

Beijing Rural Commercial Bank, Shilibao Branch,
• Interest rate at 7.434% per annum due 8/10/2011	-	2,571,161
• Interest rate at 7.434% per annum due 9/6/2012	2,046,503	-

China Agricultural Bank, Shandong Branch
• Interest rate at 7.228% per annum due 12/27/2011	-	1,512,447
• Interest rate at 7.544% per annum due 12/23/2012	1,574,233	-
• Interest rate at 7.544% per annum due 12/29/2012	676,920	-

Shandong Junan Rural Credit Union
• Interest rate at 9.1155% per annum due 2/07/2011	-	1,209,958

Beijing International Trust Co., Ltd., (“BITIC”)
• Interest rate at 6.600% per annum due 12/14/2011	-	453,734

China Everbright Bank, Qingdao Branch
• Interest rate at 7.930% per annum due 5/13/2012	3,148,467	-
	$36,018,450	$25,164,469

The short-term loans, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital.

Remark:

A: A parcel of 12,726 square meters land use right and an 8,162 square meters building was used as collateral for this loan.
B: Accounts Receivable in the amount of $1,650,000 was used as collateral for this loan

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

10.	NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2011 and 2010:

	12/31/2011	12/31/2010
Junan County Construction Bank,
• due at 1/26/2011	$-	$378,112
• due at 1/30/2011	-	846,971

Qingdao Evergrowing Bank,
• due at 6/13/2011	-	3,024,895
	$-	$4,249,977

Certain notes payable, as indicated above, do not have a stated rate of interest. These notes are payable on demand to the Company’s creditors.

11.	TAXES PAYABLES

Taxes payable consisted of the following as of December 31, 2011 and 2010:

	12/31/2011	12/31/2010
Value added tax payable	$255,327	$377,562
Corporate income tax payable	2,822,321	2,808,466
Employee payroll tax withholding	6,105	5,096
Property tax payable	46,192	38,819
Stamp tax payable	9,369	4,679
Business tax payable	152,869	76
Land use tax payable	23,988	24,943
Import tariffs	4,956	6,861
Capital gain tax payable	916,015	-
	$4,237,142	$3,266,502

12.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of December 31, 2010 and December 31, 2009:

	12/31/2011	12/31/2010
Accrued salaries and wages	$774,206	$-
Accrued utility expenses	74,927	24,825
Accrued interest expenses	303,701	38,353
Accrued transportation expenses	172,094	472,836
Other accruals	95,371	110,683
Business and other taxes	422,100	479,850
Disbursement payable	38,804	177,543
Accrued staff welfare	57,554	31,857
	$1,938,759	$1,335,947

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

13.	LONG-TERM DEBT

Current portions of long-term debt consisted of the following as of December 31, 2011 and 2010:

	12/31/2011	12/31/2010
Loans from Luotian Agricultural Development Bank
• Interest rate at 2.100% per annum due 12/11/2011	57,066	26,468

Loans from East West Bank (Formerly United Commercial Bank), China Branch
• Interest rate at 5.494% per annum due 1/14/2011	-	192,467

	$57,066	$218,935

Non-current portions of long-term debt consisted of the following as of December 31, 2010 and 2009:

	12/31/2011	12/31/2010
Loans from Deutsche Investitions-und
Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 9/16/2016	15,597,831	5,030,930
	$15,597,831	$5,030,930

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

As of December 31, 2011, the value of the pledged shares has not fulfilled the required amount; therefore, the borrower and sponsor are in breach of the loan agreement and security contracts. Despite these breaches, DEG has not accelerated the loan.

14.	CAPITALIZATION

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged until through December 31, 2007. In connection with the financing, the Company also issued 1,037,858 and 489,330 warrants to the PIPE investors and placement agent, respectively. During 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207 shares; however, because the holders did not pay in cash for the warrants, 110,752 of those shares were cancelled as consideration in lieu of the warrant holders paying in cash. Ultimately, 249,455 of new shares were issued to those who exercised their warrant. The Company also made an adjustment to its outstanding share count for rounding errors as result of the split and reverse splits made at the time of the reverse merger. The number of shares in the adjustment was an addition of seven shares. The Company believes the adjustment of seven shares is immaterial to both prior and current earnings per share calculation. As detailed in the table below, the total number of outstanding shares at December 31, 2011 was 34,507,874.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

During the year 2009, the Company issued 56,393 shares of stock to its employees and vendors and 5,011,169 shares to investors. The Company issued 1,334,573 stock options to employees on July 28, 2009; 1,753,909 shares of Series A warrants and 501,115 shares of Series B warrants were issued to investors on October 28, 2009.

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

For the year 2010, the Company transferred 5,161,176 from retained earnings to additional paid up capital and 2,445,262 from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

The total number of shares issued and outstanding is 34,507,874 as of December 31, 2011. For the period ended December 31, 2011, the Company transferred 2,636,160 from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
Common stock at 12/31/2011			34,507,874

Warrants and options	Number of warrants or options	Issuance date	Expiration date
Warrants issued to investors in 2007 PIPE	1,037,858	5/3/2007	5/2/2010
Warrants issued to placement agent in 2007 PIPE	489,330	5/3/2007	5/2/2010
Employee stock options	1,334,573	7/28/2009	7/27/2014

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

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

16.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of December 31, 2011 and 2010:

Category	12/31/2011	12/31/2010
Chestnut	$110,263,973	$101,165,457
Convenience food	72,887,580	56,751,766
Frozen food	30,070,553	26,259,344
Total	$213,222,106	$184,176,567

Revenue by geography consisted of the following as of December 31, 2011 and 2010:

Country	12/31/2011	12/31/2010
Australia	$363,508	$327,087
Belgium	2,467,360	2,979,263
Canada	110,552	57,088
Chile	-	18,126
China	157,064,976	135,028,823
Denmark	43,656	16,221
France	2,721,435	910,881
Germany	1,179,298	920,178
Hong Kong	563,285	470,434
Indonesia	20,999	172,118
Israel	461,427	426,437
Japan	27,767,186	19,649,089
Kuwait	-	165,499
Malaysia	2,106,973	2,177,511
Netherlands	586,327	1,558,792
Philippines	382,480	314,125
Poland	175,410	185,264
Saudi Arabia	33,732	144,216
Singapore	1,139,671	862,862
South Korea	9,119,942	9,816,362
Spain	1,134,021	540,546
Taiwan	1,353,567	1,910,243
Thailand	387,164	-
United Kingdom	3,797,548	2,609,928
United States	241,589	2,915,474
Total	$213,222,106	$184,176,567

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

17.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the years ended December 31, 2011 and 2010:

	12/31/2011	12/31/2010
Income attributed to PRC	$28,870,041	$26,384,934
Loss attributed to US*	(966,868)	(1,306,185)
Income before tax	27,903,173	25,078,749

PRC Statutory Tax at 25% Rate	6,824,201	5,906,670
Effect of tax exemption granted	-	(76,199)
Income tax	$6,824,201	$5,830,472

Per Share Effect of Tax Exemption

		12/31/2011		12/31/2010
	$		$
Effect of tax exemption granted		-		76,199
Weighted-Average Shares Outstanding Basic		34,445,972		31,507,044
Per share effect		$-		$0.002

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the years ended December 31, 2011 and 2010:

	2011	2010
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	-0.57%	-1.75%
The Company’s effective tax rate	24.43%	23.25%

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

Income Tax Rate	2011	2010
International Lorain	0%	0%
Junan Hongran	25%	25%
Luotian Lorain	15%	15%
Beijing Lorain	15%	15%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

18.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	12 months	12 months
	ended	ended
	December 31,	December 31,
	2011	2010

Basic Earnings Per Share Numerator
Net Income	$19,902,367	$17,839,463
Income Available to Common Stockholders	$19,887,498	$17,839,463

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$19,887,498	$17,833,959

Income Available to Common Stockholders on Converted Basis	$19,887,498	$17,833,959

Original Shares:
Additions from Actual Events
-Issuance of Common Stock	34,445,972	31,507,044
Basic Weighted Average Shares Outstanding	34,445,972	31,507,044

Dilutive Shares:
Additions from Potential Events
Exercise of Investor Warrants & Placement Agent Warrants	-	22,638
Exercise of Employee & Director Stock Options	280,522	674,873
Diluted Weighted Average Shares Outstanding:	34,726,494	32,204,555

Earnings Per Share
- Basic	$0.58	$0.57
- Diluted	$0.57	$0.55

Weighted Average Shares Outstanding
- Basic	34,445,972	31,507,044
- Diluted	34,726,494	32,204,555

19.	SHARE BASED COMPENSATION

On July 27, 2009, the Company’s Board of Directors adopted the American Lorain Corporation 2009 Incentive Stock Plan (the “Plan”). The Plan provides that the maximum number of shares of the Company’s common stock that may be issued under the Plan is 2,500,000 shares. The Company’s employees, directors, and service providers are eligible to participate in the Plan.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

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

During the period ended December 31, 2011, the Company recorded a total of $ 644,243 stock option and its related general and administrative expenses.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $4.99	1,334,573 shares
$5.00 - $9.99	0 shares
$10.00 - $14.99	0 shares

No tax benefit has yet to be accrued or realized. For the year ended December 31, 2011 the Company has yet to repatriate its earnings, accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes Model to value the warrants granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

Weighted-average fair value of grants:	$1.1909
Risk-free interest rate:	0.96%
Expected volatility:	4.58%
Expected life in months:	36.00

20.	LEASE COMMITMENTS

The Company entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at December 31, 2011 are shown in the following table:

From	To	Lease payment
1/1/2012	12/31/2012	$84,259
1/1/2013	12/31/2013	87,536
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$599,176

The outstanding lease commitment as of December 31, 2011 was $599,176.

The minimum future lease payments for this property at December 31, 2010 are shown in the following table:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)

From	To	Lease payment
1/1/2011	12/31/2011	$84,259
1/1/2012	12/31/2012	84,259
1/1/2013	12/31/2013	87,536
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$683,435

The outstanding lease commitment as of December 31, 2010 was $683,435.

21.	OTHER INCOME

Other Income of $2,449,950 included a gain of $1,953,303 from sale of land as short-term investment. The transaction is described below:

On March 13, 2011, the Company entered into an agreement with Jiangsu Heng An Industrial Investment Group Co., Ltd. to sell the Company’s short-term investment in the amount of $ 7,764,577 (RMB 49,604,000) of a parcel of land located in Junan Town, Shandong Province, to construct residential buildings. The land was sold to Jiangsu Heng An at a total sale price of RMB 69,604,000 and a guaranteed gross profit of RMB 20,000,000 without consideration of profit/loss of the residential building project. The gain on the sale of the short-term investment excluding taxes payable is recorded as other income on the statements of income and comprehensive income. Title of the land transferred from the Company to Jiangsu Heng An with receipt of an initial deposit of RMB 15,000,000. As of December 31, 2011, a total of RMB 38,000,000 has been paid and RMB 31,000,000 (USD 4,880,122) is classified as Other Receivable as noted in footnote 5. According to the contract, the Company will be entitled to receive RMB 9,000,000 within 5 days after the title transfer and construction approval is complete, and RMB 27,000,000 within 5 days after the residential building main frame is completed

22.	RISKS

	A.	Credit risk

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
DECEMBER 31, 2011 AND 2010
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