Form 10-K/A
period 2010-12-31
American Lorain CORP
filed 2012-05-10
CIK 1117057

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

_____________________________________________________________________
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

There were 34,507,874 shares of common stock outstanding as of May 8, 2012.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original Filing”). We are filing this Amendment No. 1 for the purpose of revising Item 9A of the Original Filing, Controls and Procedures, in response to comments received from the SEC staff by a letter dated April 25, 2012.

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

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of December 31, 2010, our internal controls over financial reporting are not effective.

The material weakness and significant deficiency identified by our management as of December 31, 2010 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of US GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

Remediation Initiative

We plan to provide U.S. GAAP training sessions to our accounting team. The training sessions will be organized to help our corporate accounting team gain experience in U.S. GAAP reporting and to enhance their awareness of new and emerging pronouncements with potential impact over our financial reporting. We also plan to engage a certified public accounting firm in the United States to act as a consultant to provide advice regarding U.S. GAAP and internal controls over financial reporting.

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

Inherent Limitations Over Internal Controls.

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

AMERICAN LORAIN CORPORATION

By:/s/ Si Chen
May 9, 2012	Si Chen
(Date Signed)	President, Director and Chief Executive Officer

Signature	Capacity	Date

President , Director and Chief Executive
/s/ Si Chen	Officer (Principal Executive Officer)	May 9, 2012
Si Chen

Chief Financial Officer (Principal Financial
/s/ David She	Officer and Principal Accounting Officer)	May 9, 2012
David She

/s/ Yundong Lu	Chief Operating Officer and Director	May 9, 2012
Yundong Lu

/s/ Dekai Yin	Director	May 9, 2012
Dekai Yin

/s/ Yongjun Li	Director	May 9, 2012
Yongjun Li

/s/ Maoquan Wei	Director	May 9, 2012
Maoquan Wei

/s/ Tad M. Ballantyne	Director	May 9, 2012
Tad M. Ballantyne