Form 10-K/A
period 2011-12-31
American Lorain CORP
filed 2012-05-10
CIK 1117057

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

_______________________________________________________________
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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “Original Filing”). We are filing this Amendment No. 1 for the purpose of revising Item 9A of the Original Filing, Controls and Procedures, in response to comments received from the SEC staff by a letter dated April 25, 2012.

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

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of December 31, 2011, our internal controls over financial reporting are not effective.

The material weakness and significant deficiency identified by our management as of December 31, 2011 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of US GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

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