Form 10-Q
period 2012-03-31
American Lorain CORP
filed 2012-05-15
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

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

Yes [  ]          No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of May 15, 2011 was 34,507,874.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN LORAIN CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND DECEMBER 31, 2011

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (“the Company”) as of March 31, 2012 and December 31, 2011, and the related statements of income, stockholders’ equity, and cash flows for the three months ended March 31, 2012 and 2011. These interim consolidated financial statements are the responsibility of the Company’s management.

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

San Mateo, California	WWC, P.C.
May 9, 2012	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

			(Audited)
		At March 31,	At December 31,
ASSETS	Note	2012	2011
Current assets
Cash and cash equivalents	2(d)	$19,497,808	$17,353,494
Restricted cash	3	15,070,555	13,017,371
Trade accounts receivable	4	32,102,641	41,469,880
Other receivables	5	6,514,104	6,147,550
Inventory	6	35,900,495	34,348,997
Advance to suppliers		17,632,219	15,772,736
Prepaid expenses and taxes		264,620	132,710
Deferred tax asset		165,438	164,394
Security deposits and other Assets		16,477	16,373
Total current assets		$127,164,357	$128,423,505

Non-current assets
Investment		475,270	472,270
Property, plant and equipment, net	7	84,110,655	84,377,306
Land use rights, net	8	5,417,572	5,425,252
TOTAL ASSETS		$217,167,854	$218,698,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$31,557,935	$36,018,450
Long-term debt – current portion	12	57,428	57,066
Accounts payable		3,996,907	3,900,317
Taxes payable	10	2,656,413	4,237,142
Accrued liabilities and other payables	11	1,113,921	1,938,759
Customers deposits		728,314	-
Total current liabilities		$40,110,918	$46,151,734

Long-term liabilities
Long-term bank loans	12	15,696,920	15,597,831

TOTAL LIABILITIES		$55,807,838	$61,749,565

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

			(Audited)
		At March 31,	At December 31,
	Note	2012	2011
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively		-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 34,507,874 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	13	34,508	34,508
Additional paid-in capital		53,067,243	53,015,636
Statutory reserves	2(r)	14,658,073	13,976,899
Retained earnings		69,522,079	65,939,713
Accumulated other comprehensive income		15,273,423	15,353,885
Non-controlling interests	14	8,804,690	8,628,127

TOTAL STOCKHOLDER’S EQUITY		$161,360,016	$156,948,768

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY		$217,167,854	$218,698,333

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

		March 31,	March 31,
	Note	2012	2011
Net revenues	2(t),15	$37,141,031	$30,449,805
Cost of revenues		(29,683,226)	(23,674,895)
Gross profit		$7,457,805	$6,774,910

Operating expenses
Selling and marketing expenses		(1,371,275)	(1,362,686)
General and administrative expenses		(1,302,154)	(1,475,947)
		(2,673,429)	(2,838,633)

Operating income		$4,784,376	$3,936,277

Government subsidy income		635,163	293,093
Interest income		58,132	2,475
Other income		396,668	44,609
Other expenses		(18,734)	(159,572)
Interest expense		(909,468)	(653,123)
		161,761	(472,518)

Earnings before tax		$4,946,137	$3,463,759

Income tax	2(q),16	(1,187,209)	(895,868)

Net income		$3,758,928	$2,567,891

Other comprehensive income:
Foreign currency translation gain		(80,463)	1,232,883
Comprehensive Income		3,678,465	3,800,774
Net income attributable to:

-Common stockholders		$3,582,365	$2,426,288
-Non-controlling interest		176,563	141,603
		$3,758,928	$2,567,891

Earnings per share	2(u), 17
- Basic		$0.10	$0.07
- Diluted		$0.10	$0.07

Weighted average shares outstanding
- Basic		34,507,874	34,419,709
- Diluted		34,507,874	35,155,958

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011
(Stated in US Dollars)

	March 31,	March 31,
	2012	2011
Cash flows from operating activities
Net income	$3,758,928	$2,567,891
Stock and share based compensation	51,607	173,702
Depreciation of fixed assets	873,032	483,601
Amortization of intangible assets	55,010	44,886
Write down of short-term investments	-	44,909
Adjustment to statutory reserve	678,175	-
(Increase)/decrease in accounts & other receivables	7,869,515	11,998,911
(Increase)/decrease in inventories	(1,551,498)	(8,923,732)
Decrease/(increase) in prepayment	(131,910)	(238,013)
Decrease/(increase) in deferred tax asset	(1,044)	(977)
Increase/(decrease) in accounts and other payables	(2,308,977)	(2,390,331)
Net cash (used in)/provided by operating activities	9,292,838	3,760,847

Cash flows from investing activities
Shandong Greenpia acquisition net of cash acquired
Purchase of plant and equipment	(606,381)	(791,155)
Payment of construction in progress	-	(380,266)
(Increase)/decrease in restricted cash	(2,053,184)	(2,549,882)
Payments for the purchase of land use rights	(47,329)	(51,902)
Payments for security deposits	(104)	69,279
Proceeds from sale of short-term investments	-	1,698,341
Net cash used in investing activities	(2,706,998)	(2,005,585)
Cash flows from financing activities
Repayment of notes	-	(1,196,589)
Proceeds from issuance of notes	-	3,053,390
Proceeds from bank borrowings	4,193,799	11,449,469
Repayment of bank borrowings	(8,554,862)	(10,376,859)
Net cash provided by/(used in) financing activities	$(4,361,063)	$2,929,411

Net Increase/(decrease) of Cash and Cash Equivalents	2,224,777	4,684,673
Effect of foreign currency translation on cash and cash equivalents	(80,463)	1,187,973

Cash and cash equivalents–beginning of year	17,353,494	12,730,626
Cash and cash equivalents–end of year	$19,497,808	$18,603,272

Supplementary cash flow information:
Interest received	$58,132	$2,475
Interest paid	$1,159,514	$653,123
Income taxes paid	$2,604,089	$2,028,968

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total

Balance, January 1, 2011	34,419,709	$34,420	$52,371,481	$11,340,739	$48,688,375	$9,475,745	$7,431,697	$129,342,457
Issuance of share based compensation	88,165	88	644,155	-	-	-	-	644,243
Net income	-	-	-	-	21,083,928	-	-	21,083,928
Appropriations to statutory reserves	-	-	-	2,636,160	(2,636,160)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(1,196,430)	-	1,196,430	-
Unrealized gain (loss) on investment	-	-	-	-	-	(94,058)	-	(94,058)
Foreign currency translation adjustment	-	-	-	-	-	5,972,198	-	5,972,198

Balance, December 31, 2011	34,507,874	34,508	53,015,636	13,976,899	65,939,713	15,353,885	8,628,127	156,948,768

Balance, January 1, 2011	34,507,874	34,508	53,015,636	13,976,899	65,939,713	15,353,885	8,628,127	156,948,768
Issuance of share based compensation	-	-	51,607	-	-	-	-	51,607
Net income	-	-	-	-	3,758,928			3,758,928
Appropriations to statutory reserves	-	-	-	681,175	-	-	-	681,175
Allocation to non-controlling interests	-	-	-	-	(176,563)	-	176,563	-
Foreign currency translation adjustment	-	-	-	-	-	(80,463)	-	(80,463)

Balance, March 31, 2012	34,507,874	34,508	53,067,243	14,658,073	69,522,079	15,273,423	8,804,690	161,360,016

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011
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
MARCH 31, 2012 AND DECEMBER 31, 2011
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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the period ended March 31, 2012 in order to be consistent with the presentation provided for the year ended December 31, 2011. There was no impact in earnings for the regrouping.

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
MARCH 31, 2012 AND DECEMBER 31, 2011
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
MARCH 31, 2012 AND DECEMBER 31, 2011
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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2011 and 2012 (through March).

(m)	Advertising

All advertising costs are expensed as incurred.

(n)	Shipping and handling

All shipping and handling are expensed as incurred.

(o)	Research and development

All research and development costs are expensed as incurred.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011
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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $2,636,160 and $681,175 from retained earnings to statutory reserves during 2011 and the period ended March 31, 2012. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011
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

	3/31/2012	12/31/2011	3/31/2011
Year end RMB : US$ exchange rate	6.3122	6.3523	6.5501
Average yearly RMB : US$ exchange rate	6.2976	6.4544	6.5713

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the period ended March 31, 2012, no warrants were issued nor options were granted. For the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. For the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

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

As of March 31, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid- in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the periods ended March 31, 2012 and 2011 included net income and foreign currency translation adjustments.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

	(y)	Recent accounting pronouncements

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two- statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has assessed the effect that the adoption of this pronouncement will have on its financial statements.

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company has assessed the effect that the adoption of this pronouncement will have on its financial statements and does not expect it to have a material impact on the Company’s consolidated financial position and results of operations.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

4.	TRADE ACCOUNTS RECEIVABLE

	3/31/2012	12/31/2011
Trade accounts receivable	$32,484,745	$41,849,573
Less: Allowance for doubtful accounts	(382,104)	(379,693)
	$32,102,641	$41,469,880

Allowance for bad debt:	3/31/2012	12/31/2011
Beginning balance	$(379,693)	$(335,902)
Additions to allowance	(2,411)	(43,791)
Bad debt written-off	-	-
Ending balance	$(382,104)	$(379,693)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of March 31, 2012 and December 31, 2011:

	3/31/2012	12/31/2011
Advances to employees for job/travel disbursements	1,133,735	577,237
Amount due by a non-related enterprise	158,424	157,424
Other non-related receivables	68,579	319,639
Other related receivables	242,242	213,128
Short-term investment sale receivable	4,911,124	4,880,122
	$6,514,104	$6,147,550

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

Specifically, the company uses every available employee to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. However none of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of March 31, 2012.

Related party receivable consisted of the following as of March 31, 2012 and December 31, 2011:

	3/31/2012	12/31/2011
Chen, Si	$130,892	$133,070
Lu, Yundong	-	896
Liu, Lihua	79,212	78,712
You, Huadong	31,685	-
Junan Hot & Roll Fast Food	453	450
	$242,242	$213,128

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

Related party receivable represented advances issued by management for job or travel disbursement in the normal course of business. The receivable had no impact on earnings. As with other employees, officers sign notes when cash is issued to them as job or travel disbursement.

In order to satisfy certain criteria for obtaining the long-term loan with DEG, as noted in footnote 12, Junan Hongrun lent money to Mr. Chen, Si and Ms. Liu, Lihua to purchase life insurance.

Related party receivable amounts are disclosed as other related receivables in other receivables.

On March 13, 2011, the Company entered into an agreement with Jiangsu Heng An Industrial Investment Group Co., Ltd. to sell the Company’s short-term investment in the amount of $ 7,764,577 (RMB 49,604,000) of a parcel of land located in Junan Town, Shandong Province, to construct residential buildings. The land was sold to Jiangsu Heng An at a total sale price of RMB 69,604,000 and a guaranteed gross profit of RMB 20,000,000 without consideration of profit/loss of the residential building project. The gain on the sale of the short-term investment excluding taxes payable is recorded as other income on the statements of income and comprehensive income. Title of the land transferred from the Company to Jiangsu Heng An with receipt of an initial deposit of RMB 15,000,000. As of March 31, 2012, a total of RMB 38,000,000 has been paid and RMB 31,000,000 (USD 4,911,124) is classified as Other Receivable. According to the contract, the Company will be entitled to receive RMB 9,000,000 within 5 days after the title transfer and construction approval is complete, and RMB 27,000,000 within 5 days after the residential building main frame is completed

6.	INVENTORIES

Inventories consisted of the following as of March 31, 2012 and December 31, 2011:

	3/31/2012	12/31/2011
Raw materials	$11,898,572	$10,470,187
Finished goods	24,001,923	23,878,810
	$35,900,495	$34,348,997

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of March 31, 2012 and December 31, 2011:

	3/31/2012	12/31/2011
At Cost:
Buildings	$75,994,462	$75,509,164
Landscaping, plant and tree	7,929,636	7,879,579
Machinery and equipment	11,116,758	10,976,564
Office equipment	623,577	618,558
Motor vehicles	470,384	467,415
	$96,134,817	$95,451,279
Less: Accumulated depreciation
Buildings	(4,597,271)	(4,141,133)
Landscaping, plant and tree	(1,510,230)	(1,303,707)
Machinery and equipment	(5,247,969)	(4,988,873)
Office equipment	(410,630)	(391,272)
Motor vehicles	(258,062)	(248,987)
	(12,024,163)	(11,073,972)
Construction in Progress	-	-
	$84,110,655	$84,377,306

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011
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

8.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of March 31, 2012 and December 31, 2011:

	3/31/2012	12/31/2011
Land use rights, at cost	6,289,859	$6,242,530
Less: Accumulated amortization	(872,287)	(817,278)
	$5,417,572	$5,425,252

All lands are owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. The land use rights are then amortized over the period of usage. Amortization expense for the periods ended March 31, 2012 and 2011 were $55,010 and $44,886, respectively.

9.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following as of March 31, 2012 and December 31, 2011:

	Remark	3/31/2012	12/31/2011
Loans from Junan County Construction Bank,
• Interest rate at 6.710% per annum due 1/25/2012		-	1,479,779
• Interest rate at 6.100% per annum due 2/19/2012		-	944,540
• Interest rate at 6.710% per annum due 5/2/2012		712,905	-
• Interest rate at 7.015% per annum due 6/7/2012		-	3,337,374
• Interest rate at 6.666% per annum due 11/5/2012		1,093,121	1,086,221
• Interest rate at 6.666% per annum due 11/23/2012		792,117	787,116

Loan from Junan County Agriculture Bank,
• Interest rate at 7.320% per annum due 1/10/2012	A	-	3,148,466

Loan from Junan County Industrial and Commercial Banks,
• Interest rate at 6.405% per annum due 4/9/2012	B	1,029,752	1,023,251
• Interest rate at 6.405% per annum due 4/24/2012	B	554,482	550,982
• Interest rate at 6.410% per annum due 4/24/2012	B	633,693	629,693

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

• Interest rate at 6.410% per annum due 5/10/2012	B	1,346,599	1,338,098
• Interest rate at 6.410% per annum due 6/12/2012	B	1,584,234	1,574,233
• Interest rate at 6.405% per annum due 6/21/2012	B	1,267,387	-
• Interest rate at 6.405% per annum due 7/10/2012	B	1,029,752	-

Loan from Linyi Commercial Bank,
• Interest rate at 12.201% per annum due 1/10/2012		-	708,405
• Interest rate at 11.152% per annum due 12/11/2012		3,168,467	3,148,466
• Interest rate at 12.201% per annum due 12/13/2012		792,117	787,116
• Interest rate at 12.136% per annum due 12/29/2012		712,905	708,405
• Interest rate at 13.776% per annum due 12/10/2012		792,117	-
• Interest rate at 12.136% per annum due 1/10/2013		712,905	-

Loan from China Minsheng Bank Corporation, Linyi Branch
• Interest rate at 8.203% per annum due 4/14/2012		2,376,351	2,361,349

Loan from China Agricultural Bank, Luotian Branch
• Interest rate at 6.372% per annum due 9/12/2012		950,540	944,540

Bank of Beijing,
• Interest rate at 6.672% per annum due 11/16/2012		633,693	629,693

Shenzhen Development Bank,
• Interest rate at 6.710% per annum due 2/13/2012		237,635	236,135
• Interest rate at 6.710% per annum due 3/15/2012		-	787,116
• Interest rate at 6.435% per annum due 6/8/2012		2,376,351	2,361,349
• Interest rate at 6.588% per annum due 9/6/2012		792,117	-

Luotian Sanliqiao Credit Union,
• Interest rate at 9.360% per annum due 1/6/2013		950,540	-

Beijing Rural Commercial Bank, Shilibao Branch,
• Interest rate at 7.434% per annum due 9/6/2012		1,584,234	2,046,503

China Agricultural Bank, Shandong Branch
• Interest rate at 7.544% per annum due 12/23/2012		1,584,234	1,574,233
• Interest rate at 7.544% per annum due 12/29/2012		681,220	676,920

China Everbright Bank, Qingdao Branch
• Interest rate at 7.930% per annum due 5/13/2012		3,168,467	3,148,467
		$31,557,935	$36,018,450

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

The short-term loans, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital.

Remark:
A: A parcel of 12,726 square meters land use right and an 8,162 square meters building was used as collateral for this loan.
B: Accounts Receivable in the amount of $1,650,000 was used as collateral for this loan

10.	TAXES PAYABLES

Taxes payable consisted of the following as of March 31, 2012 and December 31, 2011:

	3/31/2012	12/31/2011
Value added tax payable	$64,482	$255,327
Corporate income tax payable	1,425,693	2,822,321
Employee payroll tax withholding	4,120	6,105
Property tax payable	48,647	46,192
Stamp tax payable	1,438	9,369
Business tax payable	153,841	152,869
Land use tax payable	34,564	23,988
Import tariffs	1,794	4,956
Capital gain tax payable	921,834	916,015
	$2,656,413	$4,237,142

11.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of March 31, 2012 and December 31, 2011:

	3/31/2012	12/31/2011
Accrued salaries and wages	$126,638	$774,206
Accrued utility expenses	171,359	74,927
Accrued interest expenses	10,805	303,701
Accrued transportation expenses	167,336	172,094
Other accruals	71,084	95,371
Business and other taxes	484,352	422,100
Disbursement payable	13,337	38,804
Accrued staff welfare	69,010	57,554
	$1,113,921	$1,938,759

12.	LONG-TERM DEBT

Current portions of long-term debt consisted of the following as of March 31, 2012 and December 31, 2011:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

	3/31/2012	12/31/2011
Loans from Luotian Agricultural Development Bank
• Interest rate at 2.100% per annum due 12/11/2011	57,428	57,066

Loans from East West Bank (Formerly United Commercial Bank), China Branch
• Interest rate at 5.494% per annum due 1/14/2011	-	-

	$57,428 $	57,066

Non-current portions of long-term debt consisted of the following as of March 31, 2012 and December 31, 2011:

	3/31/2012	12/31/2011
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 9/16/2016	15,696,920	15,597,831
	$15,696,920 $	15,597,831

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

As of March 31, 2012, the value of the pledged shares has not fulfilled the required amount; therefore, the borrower and sponsor are in breach of the loan agreement and security contracts. Despite these breaches, DEG has not accelerated the loan.

13.	CAPITALIZATION

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged until through December 31, 2007. In connection with the financing, the Company also issued 1,037,858 and 489,330 warrants to the PIPE investors and placement agent, respectively. During 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207 shares; however, because the holders did not pay in cash for the warrants, 110,752 of those shares were cancelled as consideration in lieu of the warrant holders paying in cash. Ultimately, 249,455 of new shares were issued to those who exercised their warrant. The Company also made an adjustment to its outstanding share count for rounding errors as result of the split and reverse splits made at the time of the reverse merger. The number of shares in the adjustment was an addition of seven shares. The Company believes the adjustment of seven shares is immaterial to both prior and current earnings per share calculation. As detailed in the table below, the total number of outstanding shares at March 31, 2012 was 34,507,874.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

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

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
Common stock at 3/31/2012			34,507,874

Warrants and options	Number of warrants or options	Issuance date	Expiration date
Warrants issued to investors in 2007 PIPE	1,037,858	5/3/2007	5/2/2010
Warrants issued to placement agent in 2007 PIPE	489,330	5/3/2007	5/2/2010
Employee stock options	1,334,573	7/28/2009	7/27/2014
Warrants issued to investors in 2009 PIPE - Series A	1,753,909	10/28/2009	4/28/2015
Warrants issued to investors in 2009 PIPE - Series B	501,115	10/28/2009	10/28/2012
Issued to service provider A during 2010	50,722	1/5/2010	1/2/2014
Issued to service provider B during 2010	20,289	1/5/2010	1/2/2014
Issued to service provider C during 2010	10,144	1/5/2010	1/2/2014
Total warrants and options	5,197,940

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

14.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the 19.8% equity of Shandong Lorain held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

15.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of March 31, 2012 and 2011:

Category	3/31/2012	3/31/2011
Chestnut	$16,005,159	$15,050,593
Convenience food	12,842,809	10,003,660
Frozen food	8,293,063	5,395,552
Total	$37,141,031	$30,449,805

Revenue by geography consisted of the following as of March 31, 2012 and 2011:

Country	3/31/2012	3/31/2011
Australia	$12,744	$48,395
Belgium	1,323,480	505,511
China	29,322,470	22,673,210
France	147,902	224,221
Germany	-	89,270
Hong Kong	6,402	11,770
Indonesia	-	20,686
Israel	-	14,718
Japan	3,284,003	3,435,980
Malaysia	390,663	387,286
Netherlands	-	293,123
Philippines	77,965	96,140
Poland	154,454	43,446
Saudi Arabia	306,614	-
Singapore	122,162	227,394
South Korea	1,254,386	1,180,692
Spain	88,378	-
Taiwan	127,811	553,701
United Kingdom	487,504	541,342
United States	34,094	102,920
Total	$37,141,031	$30,449,805

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

16.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the periods ended March 31, 2012 and 2011:

	3/31/2012	3/31/2011
Income attributed to PRC	$5,015,198	$3,745,126
Loss attributed to US*	(69,060)	(281,367)
Income before tax	4,946,138	3,463,759

		8888
PRC Statutory Tax at 25% Rate	1,187,209	895,868
Effect of tax exemption granted		-
Income tax	$1,187,209	$895,868

Per Share Effect of Tax Exemption

	3/31/2012	3/31/2011
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	34,507,874	34,419,709
Per share effect	$0.03	$0.02

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended March 31, 2012 and 2011:

	2012	2011
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	-1.00%	-0.86%
The Company’s effective tax rate	24.00%	25.86%

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

The Company’s has detailed the tax rates for its subsidiaries for 2011 and 2010 in the following table.

Income Tax Rate	2012	2011
International Lorain	0%	0%
Junan Hongran	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	15%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	3 months	3 months
	ended	ended
	March 31,	March 31,
	2012	2011

Basic Earnings Per Share Numerator
Net Income	$3,582,365	$2,426,288
Income Available to Common Stockholders	$3,582,365	$2,426,288

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$3,582,365	$2,426,288

Income Available to Common Stockholders on Converted Basis	$3,582,365	$2,426,288

Original Shares:
Additions from Actual Events
-Issuance of Common Stock	34,507,874	34,419,709
Basic Weighted Average Shares Outstanding	34,507,874	34,419,709

Dilutive Shares:
Additions from Potential Events
Exercise of Investor Warrants & Placement Agent Warrants	-	81,520
Exercise of Employee & Director Stock Options	-	654,729
Diluted Weighted Average Shares Outstanding:	34,507,874	35,155,958

Earnings Per Share
- Basic	$0.10	$0.07
- Diluted	$0.10	$0.07

Weighted Average Shares Outstanding
- Basic	34,507,874	34,419,709
- Diluted	34,507,874	35,155,958

18.	SHARE BASED COMPENSATION

On July 27, 2009, the Company’s Board of Directors adopted the American Lorain Corporation 2009 Incentive Stock Plan (the “Plan”). The Plan provides that the maximum number of shares of the Company’s common stock that may be issued under the Plan is 2,500,000 shares. The Company’s employees, directors, and service providers are eligible to participate in the Plan.

For the year ended December 31, 2009, the Company recorded a total of $166,346 of shared based compensation expense. The Company issued warrants that upon exercise would result in the issuance of 1,334,573 common shares. These stock options vest over three years, where 33.33% vest annually. The expense related to the stock options was $107,375. The Company also recorded expense of $58,971 for the issuance of 56,393 common shares to participants, respectively. The common shares vested immediately. Given the materiality and nature of share based compensation, the entire expense has been recorded as general and administrative expenses. For the year ended December 31, 2010, the Company recorded a total of $890,209 stock option and its related general and administrative expenses.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

During the period ended March 31, 2012 and December 31, 2011, the Company recorded a total of $51,607 and $644,243 stock option and its related general and administrative expenses.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $4.99	1,334,573 shares
$5.00 - $9.99	0 shares
$10.00 - $14.99	0 shares

No tax benefit has yet to be accrued or realized. For the period ended March 31, 2012 the Company has yet to repatriate its earnings, accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes Model to value the warrants granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

Weighted-average fair value of grants:	$1.1551
Risk-free interest rate:	1.04%
Expected volatility:	4.48%
Expected life in months:	36.00

19.	LEASE COMMITMENTS

The Company entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at March 31, 2012 are shown in the following table:

From	To	Lease payment
4/1/2012	12/31/2012	$63,149
1/1/2013	12/31/2013	87,536
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$578,066

The outstanding lease commitment as of December 31, 2011 was $578,066.

The minimum future lease payments for this property at December 31, 2011 are shown in the following table:

From	To	Lease payment
1/1/2012	12/31/2012	$84,259
1/1/2013	12/31/2013	87,536
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$599,176

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

The outstanding lease commitment as of December 31, 2011 was $599,176.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terms such as anticipates,” believes,” could,” estimates,” expects,” intends,” may,” plans,” potential,” predicts,” projects,” should,” would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We believe that we are the largest processed chestnut foods manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced over 50 high value-added processed chestnut products in the first quarter of 2012. We derive most of our revenues from sales in China, Japan and South Korea. Our primary strategy for 2012 is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia, North America, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Sales in the first quarter of 2012 benefited from continued growth in the domestic market, with domestic sales accounting for 78.9% for the first quarter of 2012, as compared to 74.5% over same period of last year. In the coming quarters, American Lorain anticipates higher demand for its traditional chestnut product line along with its fast growing convenience business line, including the bean products, lunch boxes, and pickle vegetables.

Frozen foods sold primarily to select export markets in Europe and supermarkets and wholesale customers in China contributed approximately 22.3% in revenues for the quarter compared to 17.7% in the first quarter of 2011, primarily driven by strong sales of frozen vegetable and fruit products.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the first quarter of 2012, the cost of our raw materials increased from $21.2 million to $26.8 million, as compared to the first quarter of 2011, for an increase of approximately 26.4% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

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

We have been working to reduce the seasonality in our business primarily by putting more efforts in expanding our convenience food business line. The percentage revenue contribution from convenience food increased from 32.9% in the first quarter of 2011 to 34.6% in the first quarter of 2012, while revenue contribution from chestnuts declined from 49.4% to 43.1% over the same period of time.

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

We funded approximately 36.3% of our working capital from the proceeds of short-term loans from Chinese banks in the first quarter of 2012, as compared to 23.0% over the same period last year. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our balance of short-term bank loans as of March 31, 2012 was approximately $31.6 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing 2010, the Chinese government is implementing more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we completed two private placement financings in September 2010 and October 2009 with net proceeds of $9.0 million and $10.9 million, respectively, the proceeds of which were primarily used as working capital. We also secured a $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010, which we have fully drawn down as of December 2011.We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table summarizes the results of our operations during the three-month periods ended March 31, 2012 and March 31, 2011, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended March		Increase /	Increase /
	31,		Decrease	Decrease
(In Thousands of USD)	2012	2011	($)	(%)
Net revenues	37,141	30,450	6,691	22.0%
Cost of revenues	-29,683	-23,675	-6,008	25.4%
Gross profit	7,458	6,775	683	10.1%
Operating expenses
Selling and marketing expenses	-1,371	-1,363	-9	0.6%
General and administrative expenses	-1,302	-1,476	174	-11.8%
Operating Income	4,784	3,936	848	21.5%
Government subsidy income	635	293	342	116.7%
Interest and other income	455	47	408	865.9%
Other expenses	-19	-160	141	-88.3%
Interest expense	-909	-653	-256	39.2%
Earnings before tax	4,946	3,464	1,482	42.8%
Income tax	-1,187	-896	-291	32.5%
Income before minority interests	3,759	2,568	1,191	46.4%
Minority interests	177	142	35	24.7%
Net income	3,582	2,426	1,156	47.6%

Revenue

Net Revenues. Our net revenue for the three months ended March 31, 2012 amounted to $37.1 million, which represents an increase of approximately $6.7 million, or 22.0%, from the three-month period ended on March 31, 2011, in which our net revenue was $30.4 million. This increase was attributable to the increased revenues generated from sales of each of our product segments, as reflected in the following table:

	Three
	months
	ended
(in thousands of U.S. dollars)	3/31/2012	3/31/2011
Category	($)	($)	($)	(%)
Chestnut	16,005,159	15,050,593	954,566	6.3%
Convenience food	12,842,809	10,003,660	2,839,149	28.4%
Frozen food	8,293,063	5,395,552	2,897,511	53.7%
Total	37,141,031	30,449,805	6,691,226	22.0%

Cost of Revenues. During the three months ended March 31, 2012, we experienced an increase in cost of revenue of $6.0 million, in comparison to the three months ended March 31, 2011, from approximately $23.7 million to $29.7 million, reflecting an increase of approximately 25.4% . Approximately 93.3%, or $5.6 million, of this increase was attributable to an increase in raw material costs, which increased from $21.2 million during the three months ended March 31, 2011 to $26.8 million, or approximately 26.4%, during the three months ended March 31, 2012.

The factors that contributed to the remaining 6.7% increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $682,895, or 10.1%, to $7.5 million for the three months ended March 31, 2012 from $6.8 million for the same period in 2011 as a result of higher revenues, offset by higher costs of revenues, for the reasons indicated immediately above. Our gross margins decreased from 22.2% to 20.1% due to increased inflation pressure. Gross profit margins by product segment during the three months ended March 31, 2012 were: 25-28% for chestnuts, 22-24% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses saw a modest $8,588 increase during the first quarter of 2012, as compared to the same period over last year. The following table reflects the main factors that contributed to the increase as well as the dollar amount that each factor contributed to this increase:

Increase in Costs in the Three
Months Ended March 31, 2012 over
the Three Months Ended Mar 31,
(in U.S. dollars)	2011

Wage	43,159
Advertising	22,615
Storage Rental	279,511

The decreases listed in the table above were mostly offset by the decreases in transportation and supermarket fees.

General and Administrative Expenses. We experienced an decrease in general and administrative expense of $173,793 from approximately $1.5 million to approximately $1.3 million for the three months ended March 31, 2012, compared to the same period in 2011. The following table reflects the main factors that contributed to this decrease as well as the dollar amount that each factor contributed to this decrease:

Factor	Dollar Decrease

Social Security	75,281
Repairment Fees	35,391
Port Fees	20,422

The decrease listed in the table above were partially offset by increases in dollar amount of other factors, including entertainment fees, audit expense, etc.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $1.5 million, or 42.8%, to $4.9 million for the three months ended March 31, 2012 from $3.5 million for the same period of 2011. The increase was mainly attributable to the increase of our sales revenue as well as decrease in operating expenses as described above in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Income Taxes

Income taxes increased $291,341, or 32.5%, to $1.2 million in the first quarter of 2012, as compared to $0.9 million in the first quarter of 2011, primarily attributable to the higher earnings before tax.

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises, without any tax holiday. However, the PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008 to continue utilizing such tax holidays until they are fully utilized.

The income tax rates applicable to our Chinese operating subsidiaries in 2012 and 2011 are depicted in the following table:

	2012	2011
Junan Hongrun	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	15%
Shandong Lorain	25%	25%
Dongguan Lorain	25%	25%
Shandong Greenpia	25%	25%

Net Income

Net income increased $1.2 million, or 47.6%, to $3.6 million for the three months ended March 31, 2012 from $2.4 million for the same period of 2011. The increase was attributable to increased sales revenue and partially offset by increased cost of goods sold, and lower operating expenses in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents (including restricted cash) of $34.6 million. Our cash and cash equivalents increased by approximately $4.2 million from December 31, 2011 primarily due to cash generated from operations, partially offset by cash used in financing activities. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow (in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net cash provided by (used in) operating activities	9,293	3,761
Net cash provided by (used in) investing activities	(2,707)	(2,006)
Net cash provided by (used in) financing activities	(4,361)	2,929
Net cash flow (outflow)	2,225	4,685

Operating Activities

Net cash provided by operating activities was $9.3 million for the three months period ended March 31, 2012 and net cash provided by operating activities in the first quarter of 2011 was approximately $3.7 million. The increase of approximately $5.5 million in net cash flows provided by operating activities in the first three months of 2012 was primarily a result of less increase in inventory of $7.4 million, partially offset by less decrease in accounts and other receivables of approximately $4.1 million as compared to the same period in 2011.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash used in investing activities for the three months period ended March 31, 2012 was $2.7 million, representing an additional increase of $0.7 million from net cash used in investing activities of $2.0 million for the same period of 2011. The difference was primarily due to $1.7 million proceeds from short term investment in 2011, offset by $0.5 million less increase in restricted cash in 2012.

Financing Activities

Net cash used in financing activities for the three months period ended March 31, 2012 was $4.4 million, representing an decrease of $7.3 million from $2.9 million net cash provided by financing activities during the same period in 2011. The decrease of the net cash provided by financing activities was primarily a result of higher net repayment of bank borrowings in the first quarter of 2012.

Loan Facilities

As of March 31, 2012, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $31.6 million as of March 31, 2012, compared with $36.0 million as of December 31, 2011. In addition, we are also carrying a long term loan of $15 million from DEG due in March 2016, with eight equal semi-annual principal payments commencing September 2012. .

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

As of March 31, 2012, the details pertaining to our subsidiaries were as follows:

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

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has assessed the effect that the adoption of this pronouncement will have on its financial statements.

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company has assessed the effect that the adoption of this pronouncement will have on its financial statements and does not expect it to have a material impact on the Company’s consolidated financial position and results of operations.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2012

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer

/s/ David She
David She
Chief Financial Officer