Form 10-Q
period 2012-06-30
American Lorain CORP
filed 2012-08-14
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Yes [__]                              No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of August 14, 2012 was 34,507,874.

Table of Contents

		Page
	Part I - Financial Information
Item 1	Financial Statements	1
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4	Controls and Procedures	38

	Part II - Other Information
Item 1	Legal Proceedings	35
Item 1A	Risk Factors	38
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3	Defaults Upon Senior Securities	38
Item 4	Mine Safety Disclosure	38
Item 5	Other Information	38
Item 6	Exhibits	38
Signatures		39

i

PART I FINANCIAL INFORMATION

AMERICAN LORAIN CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND DECEMBER 31, 2011

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (“the Company”) as of June 30, 2012 and December 31, 2011, and the related statements of income, stockholders’ equity, and cash flows for the three and six months ended June 30, 2012 and 2011. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
August 7, 2012	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

			(Audited)
	Note	At June 30,	At December 31,
ASSETS		2012	2011
Current assets
Cash and cash equivalents	2 (d)	$19,568,782	$17,353,494
Restricted cash	3	14,888,602	13,017,371
Trade accounts receivable	4	33,445,492	41,469,880
Other receivables	5	5,847,682	6,147,550
Inventory	6	40,035,394	34,348,997
Advance to suppliers		12,621,820	15,772,736
Prepaid expenses and taxes		862,282	132,710
Deferred tax asset		165,524	164,394
Security deposits and other Assets		16,485	16,373
Total current assets		$127,452,063	$128,423,505

Non-current assets
Investment		475,519	472,270
Property, plant and equipment, net	7	83,334,810	84,377,306
Land use rights, net	8	5,379,070	5,425,252
TOTAL ASSETS		$216,641,462	$218,698,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$27,817,845	$36,018,450
Long-term debt – current portion	12	57,459	57,066
Accounts payable		3,339,638	3,900,317
Taxes payable	10	2,931,872	4,237,142
Accrued liabilities and other payables	11	1,190,180	1,938,759
Customers deposits		189,129	-
Total current liabilities		$35,526,123	$46,151,734

Long-term liabilities
Long-term bank loans	12	15,705,131	15,597,831

TOTAL LIABILITIES		$51,231,254	$61,749,565

See Accompanying Notes to the Financial Statements and Accountant’s Report

			(Audited)
		At June 30,	At December 31,
	Note
		2012	2011

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively		-	-

Common stock, $0.001 par value, 200,000,000 shares authorized; 34,507,874 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	13	34,508	34,508
Additional paid-in capital		53,067,243	53,015,636
Statutory reserves	2 (r)	14,658,073	13,976,899
Retained earnings		72,852,157	65,939,713
Accumulated other comprehensive income		15,761,267	15,353,885
Non-controlling interests	14	9,036,960	8,628,127

TOTAL STOCKHOLDER’S EQUITY		$165,410,208	$156,948,768

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY		$216,641,462	$218,698,333

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

		Three months ended June 30,		Six months ended June 30,
	Note	2012	2011	2012	2011

Net revenues	2 (t),15	$40,816,760	$35,726,650	$77,957,791	$66,176,455
Cost of revenues		(32,316,135)	(28,070,066)	(61,999,361)	(51,744,961)
Gross profit		$8,500,625	$7,656,584	$15,958,430	$14,431,494

Operating expenses
Selling and marketing expenses		(1,416,531)	(1,088,768)	(2,787,806)	(2,451,454)
General and administrative expenses		(1,458,359)	(1,593,366)	(2,760,513)	(3,069,313)
		(2,874,890)	(2,682,134)	(5,548,319)	(5,520,767)

Operating income		$5,625,735	$4,974,450	$10,410,111	$8,910,727

Government subsidy income		219,193	302,260	854,356	595,353
Interest income		131,058	7,795	189,190	10,271
Other income		-	94,577	54,307	139,186
Other expenses		(341,290)	(21,483)	(17,662)	(181,055)
Interest expense		(665,416)	(610,111)	(1,574,884)	(1,263,235)

Earnings before tax		$4,969,280	$4,747,488	$9,915,418	$8,211,247

Income tax	2 (q),16	(1,406,931)	(1,277,553)	(2,594,141)	(2,173,421)

Net income		$3,562,349	$3,469,935	$7,321,277	$6,037,826

Other comprehensive income:
Foreign currency translation gain		487,845	1,875,108	407,382	3,107,991
Comprehensive Income		4,050,194	5,345,043	7,728,659	9,145,817
Net income attributable to:

-Common stockholders		$3,330,079	$3,262,451	$6,912,444	$5,688,739
-Non-controlling interest		232,270	207,484	408,833	349,087
		$3,562,349	$3,469,935	$7,321,277	$6,037,826

Earnings per share	2 (u), 17
- Basic		$0.10	$0.09	$0.20	$0.17
- Diluted		$0.10	$0.09	$0.20	$0.16

Weighted average shares outstanding
- Basic		34,507,874	34,427,582	34,507,874	34,427,582
- Diluted		34,507,874	35,030,343	34,507,874	35,030,343

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Cash flows from operating activities
Net income	$3,562,349	$3,469,935	$7,321,277 $	6,037,826
Stock and share based compensation	-	131,671	51,607	305,373
Depreciation of fixed assets	297,017	669,969	1,170,049	1,141,935
Amortization of intangible assets	39,811	49,549	94,820	94,435
Write down/(gain) of short-term investments	-	(92,673)	-	(47,763)
Adjustment to statutory reserve	3,000	-	681,175	-
(Increase)/decrease in accounts & other receivables	3,794,787	(5,627,103)	11,664,302	6,371,808
(Increase)/decrease in inventories	(4,134,898)	(2,366,929)	(5,686,397)	(11,290,660)
Decrease/(increase) in prepayment	(597,661)	(77,666)	(729,572)	(315,679)
Decrease/(increase) in deferred tax asset	(87)	(1,411)	(1,130)	(2,388)
Increase/(decrease) in accounts and other payables	(305,552)	(1,583,873)	(2,614,528)	(3,974,205)
Net cash (used in)/provided by operating activities	2,658,766	(5,428,531)	11,951,603	(1,679,318)

Cash flows from investing activities
Proceeds from short-term investment	-	467,879	-	2,166,220
Purchase of plant and equipment	478,828	(1,567,871)	(127,553)	(2,347,391)
Payment of construction in progress	-	(90,840)	-	(471,105)
Payment for the purchase of land use rights	(1,309)	(76,740)	(48,638)	(128,642)
(Increase)/decrease in restricted cash	181,954	(2,205,347)	(1,871,230)	(4,755,229)
Decrease (Increase) in deposit	(9)	(154,032)	(113)	(84,754)
Net cash used in investing activities	659,464	(3,626,951)	(2,047,534)	(5,620,901)

Cash flows from financing activities
Repayment of bank borrowings	(3,838,330)	(9,406,948)	(8,448,382)	(20,980,396)
Proceeds from bank borrowings	106,480	6,733,544	355,469	18,183,012
Notes Payable	-	763,346	-	3,816,736
Issuance of common stock	-	25	-	25
Net cash provided by/(used in) financing activities	$(3,731,850)	$(1,910,033)	$(8,092,913)	1,019,377

Net Increase/(decrease) of Cash and Cash Equivalents	(413,620)	(10,965,515)	1,811,156	(6,280,842)

Effect of foreign currency translation on cash and cash equivalents	484,594	1,967,781	404,132	3,155,754

Cash and cash equivalents–beginning of period	19,497,808	18,603,272	17,353,494	12,730,626
Cash and cash equivalents–end of period	$19,568,782	$9,605,538	19,568,782	9,605,538

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2012 AND 2011
(Stated in US Dollars)

Supplementary cash flow information:
Interest received	$131,058	$7,879	189,190	10,355
Interest paid	$672,577	$610,675	1,832,091	1,263,799
Income taxes paid	$1,183,839	$1,816,289	3,787,928	3,845,257

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD ENDED JUNE 30, 2012 AND THE YEAR ENDED DECEMBER 31, 2011
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total

Balance, January 1, 2011	34,419,709	$ 34,420	$52,371,481	$11,340,739	$48,688,375	$9,475,745	$ 7,431,697	$129,342,457
Issuance of share based compensation	88,165	88	644,155	-	-	-	-	644,243
Net income	-	-	-	-	21,083,928	-	-	21,083,928
Appropriations to statutory reserves	-	-	-	2,636,160	(2,636,160)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(1,196,430)	-	1,196,430	-
Unrealized gain (loss) on investment	-	-	-	-	-	(94,058)	-	(94,058)
Foreign currency translation adjustment	-	-	-	-	-	5,972,198	-	5,972,198

Balance, December 31, 2011	34,507,874	34,508	53,015,636	13,976,899	65,939,713	15,353,885	8,628,127	156,948,768

Balance, January 1, 2011	34,507,874	34,508	53,015,636	13,976,899	65,939,713	15,353,885	8,628,127	156,948,768
Issuance of share based compensation	-	-	51,607	-	-	-	-	51,607
Net income	-	-	-	-	7,321,277	-	-	7,321,277
Appropriations to statutory reserves	-	-	-	681,174	-	-	-	681,174
Allocation to non-controlling interests	-	-	-	-	(408,833)	-	408,833	-
Foreign currency translation adjustment	-	-	-	-	-	407,382	-	407,382

Balance, June 30, 2012	34,507,874	34,508	53,067,243	14,658,073	72,852,157	15,761,267	9,036,960	165,410,208

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011
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

Accordingly, the accompanying consolidated financial statements are those of the accounting acquirer, ILH. The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented. See also Note 13 Capitalization.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011
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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the period ended June 30, 2012 in order to be consistent with the presentation provided for the year ended December 31, 2011. There was no impact in earnings for the regrouping.

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

As of June 30, 2012, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.2	$ 12,812,525
Luotian Lorain Co., Ltd	PRC	100	4,014,773
Junan Hongrun Foodstuff Co., Ltd	PRC	100	47,425,066
Beijing Lorain Co., Ltd	PRC	100	1,585,062
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	2,434,656
Dongguan Lorain Co,,Ltd	PRC	100	158,506
International Lorain Holding Inc.	Cayman Islands	100	49,325,160

(c)	Use of estimates

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
JUNE 30, 2012 AND DECEMBER 31, 2011
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
JUNE 30, 2012 AND DECEMBER 31, 2011
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
JUNE 30, 2012 AND DECEMBER 31, 2011
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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $2,636,160 and $681,175 from retained earnings to statutory reserves during 2011 and the period ended June 30, 2012. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011
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

	6/30/2012	3/31/2012	12/31/2011	6/30/2011	3/31/2011
Year end RMB : US$ exchange rate	6.3089	6.3122	6.3523	6.463	6.5501
Average yearly RMB : US$ exchange rate	6.3027	6.2976	6.4544	6.5316	6.5713

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the period ended June 30, 2012, no warrants were issued nor options were granted. For the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. For the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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
JUNE 30, 2012 AND DECEMBER 31, 2011
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

As of June 30, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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
JUNE 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

(y)	Recent accounting pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

As of June 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

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

4.	TRADE ACCOUNTS RECEIVABLE

	6/30/2012	12/31/2011
Trade accounts receivable	$33,827,796	$41,849,573
Less: Allowance for doubtful accounts	(382,304)	(379,693)
	$33,445,492	$41,469,880

Allowance for bad debt:	6/30/2012	12/31/2011
Beginning balance	$(379,693)	$(335,902)
Additions to allowance	(2,611)	(43,791)
Bad debt written-off	-	-
Ending balance	$(382,304)	$(379,693)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011
Advances to employees for job/travel disbursements	215,490	577,237
Amount due by a non-related enterprise	373,798	157,424
Other non-related receivables	158,507	319,639
Other related receivables	242,464	213,128
Short-term investment sale receivable	4,857,424	4,880,122
	$5,847,682	$6,147,550

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

Specifically, the company uses every available employee to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. However none of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of June 30, 2012.

Related party receivable consisted of the following as of June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011
Chen, Si	$130,925	$133,070
Lu, Yundong	131	896
Liu, Lihua	79,253	78,712
You, Huadong	31,701	-
Junan Hot & Roll Fast Food	454	450
	$242,464	$213,128

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

On March 13, 2011, the Company entered into an agreement with Jiangsu Heng An Industrial Investment Group Co., Ltd. to sell the Company’s short-term investment in the amount of $ 7,764,577 (RMB 49,604,000) of a parcel of land located in Junan Town, Shandong Province, to construct residential buildings. The land was sold to Jiangsu Heng An at a total sale price of RMB 69,604,000 and a guaranteed gross profit of RMB 20,000,000 without consideration of profit/loss of the residential building project. The gain on the sale of the short-term investment excluding taxes payable is recorded as other income on the statements of income and comprehensive income. Title of the land transferred from the Company to Jiangsu Heng An with receipt of an initial deposit of RMB 15,000,000. As of June 30, 2012, a total of RMB 38,355,000 has been paid and RMB 30,645,000 (USD 4,857,424) is classified as Other Receivable. According to the contract, the Company will be entitled to receive RMB 9,000,000 within 5 days after the title transfer and construction approval is complete, and RMB 27,000,000 within 5 days after the residential building main frame is completed

6.	INVENTORIES

Inventories consisted of the following as of June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011
Raw materials	$13,543,769	$10,470,187
Finished goods	26,491,625	23,878,810
	$40,035,394	$34,348,997

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011
At Cost:
Buildings	$76,034,213	$75,509,164
Landscaping, plant and tree	7,933,784	7,879,579
Machinery and equipment	11,172,740	10,976,564
Office equipment	627,124	618,558
Motor vehicles	470,630	467,415
	$96,268,490	$95,451,279
Less: Accumulated depreciation
Buildings	(5,029,753)	(4,141,133)
Landscaping, plant and tree	(1,709,365)	(1,303,707)
Machinery and equipment	(5,471,117)	(4,988,873)
Office equipment	(427,751)	(391,272)
Motor vehicles	(265,694)	(248,987)
	(12,903,680)	(11,073,972)

Construction in Progress	-	-
	$83,334,810	$84,377,306

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

8.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011
Land use rights, at cost	$6,291,168	$6,242,530
Less: Accumulated amortization	(912,098)	(817,278)
	$5,379,070	$5,425,252

All lands are owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. The land use rights are then amortized over the period of usage. Amortization expense for the periods ended June 30, 2012 and 2011 were $94,820 and $94,435, respectively.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

9.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following as of June 30, 2012 and December 31, 2011:

	Remark	6/30/2012	12/31/2011
Loans from Junan County Construction Bank,
• Interest rate at 6.710% per annum due 1/25/2012		-	1,479,779
• Interest rate at 6.100% per annum due 2/19/2012		-	944,540
• Interest rate at 6.710% per annum due 5/2/2012		-	-
• Interest rate at 7.015% per annum due 6/7/2012		-	3,337,374
• Interest rate at 6.435% per annum due 9/11/2012		443,817	-
• Interest rate at 6.666% per annum due 11/5/2012		1,093,693	1,086,221
• Interest rate at 6.666% per annum due 11/23/2012		792,531	787,116
• Variable interest rate; due 11/30/2012		1,585,062	-

Loan from Junan County Agriculture Bank,
• Interest rate at 7.320% per annum due 1/10/2012	A	-	3,148,466

Loan from Junan County Industrial and Commercial Banks,
• Interest rate at 6.405% per annum due 4/9/2012	B	-	1,023,251
• Interest rate at 6.405% per annum due 4/24/2012	B	-	550,982
• Interest rate at 6.410% per annum due 4/24/2012	B	-	629,693
• Interest rate at 6.410% per annum due 5/10/2012	B	-	1,338,098
• Interest rate at 6.410% per annum due 6/12/2012	B	-	1,574,233
• Interest rate at 6.405% per annum due 6/21/2012	B	-	-
• Interest rate at 6.405% per annum due 7/10/2012	B	1,030,291	-
• Variable interest rate; due 10/10/2012		1,109,544	-
• Interest rate at 6.71% per annum due 10/23/2012		1,030,291	-
• Interest rate at 6.71% per annum due 10/23/2012		634,025
• Variable interest rate; due 12/14/2012		1,347,303	-

Loan from Linyi Commercial Bank,
• Interest rate at 12.201% per annum due 1/10/2012		-	708,405
• Interest rate at 11.152% per annum due 12/11/2012		3,170,125	3,148,466
• Interest rate at 12.201% per annum due 12/13/2012		792,531	787,116
• Interest rate at 12.136% per annum due 12/29/2012		713,278	708,405
• Interest rate at 13.776% per annum due 12/10/2012		792,531	-
• Interest rate at 12.136% per annum due 1/10/2013		713,278	-

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

Loan from China Minsheng Bank Corporation, Linyi Branch
• Interest rate at 8.203% per annum due 4/14/2012	-	2,361,349

Loan from China Agricultural Bank, Luotian Branch
• Interest rate at 6.372% per annum due 9/12/2012	792,531	944,540

Bank of Beijing,
• Interest rate at 6.672% per annum due 11/16/2012	634,025	629,693

Shenzhen Development Bank,
• Interest rate at 6.710% per annum due 2/13/2012		236,135
• Interest rate at 6.710% per annum due 3/15/2012		787,116
• Interest rate at 6.435% per annum due 6/8/2012		2,361,349
• Interest rate at 6.588% per annum due 9/6/2012	792,531	-
• Interest rate at 7.37% per annum due 11/29/2012	2,377,594	-

Luotian Sanliqiao Credit Union,
• Interest rate at 9.360% per annum due 1/6/2013	951,037	-

Beijing Rural Commercial Bank, Shilibao Branch,
• Interest rate at 7.434% per annum due 9/6/2012	1,585,062	2,046,503

China Agricultural Bank, Shandong Branch
• Interest rate at 7.544% per annum due 12/23/2012	1,585,062	1,574,233
• Interest rate at 7.544% per annum due 12/29/2012	681,577	676,920

China Everbright Bank, Qingdao Branch
• Interest rate at 7.930% per annum due 11/9/2012	3,170,125	3,148,467
	$27,817,845	$36,018,450

The short-term loans, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital.

Remark:
A: A parcel of 12,726 square meters land use right and an 8,162 square meters building was used as collateral for this loan.
B: Accounts Receivable in the amount of $1,650,000 was used as collateral for this loan

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

10.	TAXES PAYABLES

Taxes payable consisted of the following as of June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011
Value added tax payable	$78,087	$255,327
Corporate income tax payable	1,652,652	2,822,321
Employee payroll tax withholding	3,807	6,105
Property tax payable	67,246	46,192
Stamp tax payable	1,439	9,369
Business tax payable	153,921	152,869
Land use tax payable	52,265	23,988
Import tariffs	140	4,956
Capital gain tax payable	922,316	916,015
	$2,931,872	$4,237,142

11.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011
Accrued salaries and wages	$7,990	$774,206
Accrued utility expenses	214,731	74,927
Accrued interest expenses	32,953	303,701
Accrued transportation expenses	202,998	172,094
Other accruals	34,000	95,371
Business and other taxes	398,472	422,100
Disbursement payable	66,522	38,804
Accrued staff welfare	232,513	57,554
	$1,190,180	$1,938,759

12.	LONG-TERM DEBT

Current portions of long-term debt consisted of the following as of June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011
Loans from Luotian Agricultural Development Bank
• Interest rate at 0.6700% per annum were due 12/11/2010	57,459	57,066
	$57,459	$57,066

Although the above loans are past due, the bank has not requested the Company to repay its loan.

Non-current portions of long-term debt consisted of the following as of June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011
Loans from Deutsche Investitions-und
Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 9/16/2016	15,705,131	15,597,831
	$15,705,131	$15,597,831

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011
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

As of June 30, 2012, the value of the pledged shares has not fulfilled the required amount; therefore, the borrower and sponsor are in breach of the loan agreement and security contracts. Despite these breaches, DEG has not accelerated the loan.

13.	CAPITALIZATION

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged until through December 31, 2007. In connection with the financing, the Company also issued 1,037,858 and 489,330 warrants to the PIPE investors and placement agent, respectively. During 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207 shares; however, because the holders did not pay in cash for the warrants, 110,752 of those shares were cancelled as consideration in lieu of the warrant holders paying in cash. Ultimately, 249,455 of new shares were issued to those who exercised their warrant. The Company also made an adjustment to its outstanding share count for rounding errors as result of the split and reverse splits made at the time of the reverse merger. The number of shares in the adjustment was an addition of seven shares. The Company believes the adjustment of seven shares is immaterial to both prior and current earnings per share calculation. As detailed in the table below, the total number of outstanding shares at June 30, 2012 was 34,507,874.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
Common stock at 6/30/2012			34,507,874

	Number of warrants
Warrants and options	or options	Issuance date	Expiration date
Warrants issued to investors in 2007 PIPE	1,037,858	5/3/2007	5/2/2010
Warrants issued to placement agent in 2007 PIPE	489,330	5/3/2007	5/2/2010
Employee stock options	1,334,573	7/28/2009	7/27/2014
Warrants issued to investors in 2009 PIPE - Series A	1,753,909	10/28/2009	4/28/2015
Warrants issued to investors in 2009 PIPE - Series B	501,115	10/28/2009	10/28/2012
Issued to service provider A during 2010	50,722	1/5/2010	1/2/2014
Issued to service provider B during 2010	20,289	1/5/2010	1/2/2014
Issued to service provider C during 2010	10,144	1/5/2010	1/2/2014
Total warrants and options	5,197,940

14.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the 19.8% equity of Shandong Lorain held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

15.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of June 30, 2012 and 2011:

Category	6/30/2012	6/30/2011
Chestnut	$35,955,765	$32,770,230
Convenience food	27,758,470	22,811,418
Frozen food	14,243,556	10,594,807
Total	$77,957,791	$66,176,455

Revenue by geography consisted of the following as of June 30, 2012 and 2011:

Country	6/30/2012	6/30/2011
Australia	$12,733	$48,689
Belgium	1,852,680	767,229
Canada	-	50,148
China	60,146,581	51,328,475
Denmark	53,928	20,566
France	764,297	458,427
Germany	171,115	818,205
Hong Kong	79,441	23,446
Indonesia	79,184	20,812
Israel	-	213,869
Japan	7,655,194	6,802,126
Malaysia	722,011	771,216
Netherlands	52,361	294,904
Philippines	124,001	135,783
Poland	154,329	108,237
Portugal	711,081	-
Singapore	350,646	318,812
South Korea	3,659,027	1,777,782
Spain	96,575	273,656
Taiwan	203,896	940,374
Thailand	75,214	-
United Kingdom	875,773	896,995
United States	117,724	73,272
Others		33,432
Total	$77,957,791	$66,176,455

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

16.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the periods ended June 30, 2012 and 2011:

		6/30/2012	6/30/2011
Income attributed to PRC		$10,038,395	$8,713,111
Loss attributed to US*		(122,977)	(501,865)
Income before tax		9,915,418	8,211,247

			8888
PRC Statutory Tax at 25% Rate		2,594,141	2,173,421
Effect of tax exemption granted		-	-
Income tax		$2,594,141	$2,173,421

Per Share Effect of Tax Exemption
		6/30/2012	6/30/2011
Effect of tax exemption granted	$		$-
Weighted-Average Shares Outstanding Basic		34,507,874	34,427,582
Per share effect		$34,507,874	$34,427,582

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended June 30, 2012 and 2011:

	2012	2011
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	1.16%	-0.86%
The Company’s effective tax rate	26.16%	25.86%

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

The Company’s has detailed the tax rates for its subsidiaries for 2012 and 2011 in the following table.

Income Tax Rate	2012	2011
International Lorain	0%	0%
Junan Hongran	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	15%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	3 months ended June 30		6 months ended June 30
	2012	2011	2012	2011

Basic Earnings Per Share Numerator
Net Income	$3,330,079	$3,262,451	$6,912,444	$5,688,739

Income Available to Common Stockholders	$3,330,079	$3,262,451	$6,912,444	$5,688,739

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$3,330,079	$3,262,451	$6,912,444	$5,688,739

Income Available to Common Stockholders on Converted Basis	$3,330,079	$3,262,451	$6,912,444	$5,688,739

Original Shares:
Additions from Actual Events
-Issuance of Common Stock	34,507,874	34,427,582	34,507,874	34,427,582
Basic Weighted Average Shares Outstanding	34,507,874	34,427,582	34,507,874	34,427,582

Dilutive Shares:
Additions from Potential Events
-Exercise of Investor Warrants & Placement Agent
Warrants	-	-	-	-
- Exercise of Employee & Director Stock Options	-	602,761	-	602,761
Diluted Weighted Average Shares Outstanding:	34,507,874	35,030,343	34,507,874	35,030,343

Earnings Per Share
- Basic	$0.10	$0.09	$0.20	$0.17
- Diluted	$0.10	$0.09	$0.20	$0.16

Weighted Average Shares Outstanding
- Basic	34,507,874	34,427,582	34,507,874	34,427,582
- Diluted	34,507,874	35,030,343	34,507,874	35,030,343

18.	SHARE BASED COMPENSATION

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

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

During the period ended June 30, 2012 and December 31, 2011, the Company recorded a total of $51,607 and $644,243 stock option and its related general and administrative expenses.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $4.99	1,334,573 shares
$5.00 - $9.99	0 shares
$10.00 - $14.99	0 shares

No tax benefit has yet to be accrued or realized. For the period ended June 30, 2012 the Company has yet to repatriate its earnings, accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

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

The minimum future lease payments for this property at June 30, 2012 are shown in the following table:

From	To	Lease payment
7/1/2012	12/31/2012	$31,574
1/1/2013	12/31/2013	87,536
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$546,491

The outstanding lease commitment as of December 31, 2011 was $578,066.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND DECEMBER 31, 2011
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

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 201 filed with the Securities and Exchange Commission.

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

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We believe that we are the largest processed chestnut foods manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced over 50 high value-added processed chestnut products in the second quarter of 2012. We derive most of our revenues from sales in China, Japan and South Korea. Our primary strategy for 2012 is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia, North America, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Sales in the second quarter of 2012 benefited from continued growth in the domestic market as well as strong export sales, with domestic sales accounting for 77.2% for the first six months of 2012, as compared to 77.6% over same period of last year. In the coming quarters, we anticipate higher demand for our traditional chestnut product line along with our fast growing convenience business line, including the bean products, lunch boxes, and pickle vegetables.

Frozen foods sold primarily to select export markets in Europe and supermarkets and wholesale customers in China contributed approximately 18.3% in revenues for the six months ended June 30, 2012 as compared to 16.0% in the same period of 2011, primarily driven by strong sales of frozen vegetable and fruit products.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the second quarter of 2012, the cost of our raw materials increased from $25.4 million to $29.5 million, as compared to the second quarter of 2011, for a increase of approximately 16.1% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

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

We have also been working to reduce the seasonality in our business primarily by expanding sales of our convenience food business line. The percentage revenue contribution from convenience food increased from 34.5% in the first six months of 2011 to 35.6% in the first six months of 2012, while revenue contribution from chestnuts declined from 49.5% to 46.1% over the same period of time.

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

We funded approximately 30.3% of our working capital from the proceeds of short-term loans from Chinese banks in the second quarter of 2012, as compared to 22.0% over the same period last year. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our balance of short-term bank loans as of June 30, 2012 was approximately $27.8 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing 2010, the Chinese government is implementing more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we completed two private placement financings in September 2010 and October 2009 with net proceeds of $9.0 million and $10.9 million, respectively, the proceeds of which were primarily used as working capital. We also secured a $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010, which we have fully drawn down as of December 2011.We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

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

The crisis of the financial and credit markets worldwide in the second half of 2008 has led to a severe economic recession worldwide. Furthermore, the European countries experienced severe debt crisis during 2010 and 2011 which further weighed on the global economy as well as the financial market. The outlook for 2012 is still uncertain, but continuation or worsening of unfavorable economic conditions, including the ongoing global economy and capital markets disruptions, could have an adverse impact on our business, operating results or financial condition in a number of ways. For example, we may experience declines in revenues, profitability and cash flows as a result of reduced orders, delays in receiving orders, delays or defaults in payment or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. In addition, changes and volatility in the equity, credit and foreign exchange markets and in the competitive landscape make it increasingly difficult for us to predict our revenues and earnings into the future.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table summarizes the results of our operations during the three-month periods ended June 30, 2012 and June 30, 2011, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011.

(All amounts, other than percentages, stated in U.S. dollar)

	Three months ended June 30,		Increase /	Increase /
			Decrease	Decrease
(In Thousands of USD)	2012	2011	($)	(%)

Net revenues	40,817	35,727	5,090	14.2%
Cost of revenues	(32,316)	(28,070)	(4,246)	15.1%
Gross profit	8,501	7,657	844	11.0%

Operating expenses
Selling and marketing expenses	(1,417)	(1,089)	(328)	30.1%
General and administrative		(1,593)	135	-8.5%
expenses	(1,458)

Operating Income	5,626	4,974	651	13.1%

Government subsidy income	219	302	(83)	-27.5%
Interest and other income	131	102	29	28.0%
Other expenses	(341)	(21)	(320)	1488.7%
Interest expense	(665)	(610)	(55)	9.1%

Earnings before tax	4,969	4,747	222	4.7%

Income tax	(1,407)	(1,278)	(129)	10.1%

Income before minority interests	3,562	3,470	92	2.7%

Minority interests	232	207	25	11.9%

Net income	3,330	3,262	68	2.1%

Revenue

Net Revenues. Our net revenue for the three months ended June 30, 2012 amounted to $40.8 million, which represents an increase of approximately $5.1 million, or 14.2%, from the three-month period ended on June 30, 2011, in which our net revenue was $35.7 million. This increase was attributable to the increased revenues generated from sales of each of our product segments, as reflected in the following table:

	Three months ended
(in thousands of U.S. dollars)	6/30/2012	6/30/2011	Increase	Increase
Chestnut	19,950,606	17,719,637	2,230,969	12.6%
Convenience food	14,915,661	12,807,758	2,107,903	16.5%
Frozen food	5,950,493	5,199,255	751,238	14.4%
Total	40,816,760	35,726,650	5,090,110	14.2%

Cost of Revenues. During the three months ended June 30, 2012, we experienced an increase in cost of revenue, which consists of raw materials, direct labor and manufacturing overhead expenses, of $4.2 million, in comparison to the three months ended June 30, 2011, from approximately $28.1 million to $32.3 million, reflecting an increase of approximately 15.1% . Approximately 91.1%, or $4.1 million, of this increase was attributable to an increase in raw material costs, which increased from $25.4 million during the three months ended June 30, 2011 to $29.5 million during the three months ended June 30, 2012, for an increase of approximately16.1%.

The factors that contributed to the remaining 8.9% increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $844,041, or 11.0%, to $8.5 million for the three months ended June 30, 2012 from $7.7 million for the same period in 2011 as a result of higher revenues, offset by higher costs of revenues, for the reasons indicated immediately above. Our gross margins decreased slightly from 21.4% to 20.8% due to inflation pressure in the Chinese domestic market. Gross profit margins by product segment for the three months ended June 30, 2012 were: 23-26% for chestnuts, 20-23% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased $327,763, or 30.1%, to $1.4 million in the second quarter of 2012 as compared to $1.1 million in the second quarter of 2011. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase.

Dollar Increase
(in U.S. dollars)
Wages (sales personnel)	100,667
Rental Fees	155,293
Port Fees	134,075

Selling and marketing expenses increased as we make continuous efforts to expand our distribution channels in China as well as to build up our brand recognition in the China market for our chestnut and convenience food products.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $135,007 from $1.6 million to approximately $1.5 million for the three months ended June 30, 2012, compared to the same period in 2011. The following table reflects the main factors that contributed to this decrease as well as the dollar amount that each factor contributed to this decrease:

Factor	Dollar Decrease
(in U.S. dollars)
Social Security	(69,029
Land Using Tax	(97,466)
Property Tax	(48,769)

The decreases listed in the table above were partially offset by increases in dollar amount of other factors, including property insurance, customer entertainment and office expenses, etc.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $221,792, or 4.7%, to $5.0 million for the three months ended June 30, 2012 from $4.7 million for the same period of 2011. The increase was mainly attributable to the increase of our sales revenue, partially offset by increase in cost of revenue and operating expenses in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Income Taxes

Income taxes increased $129,378, or 10.1%, to $1.4 million in the second quarter of 2012, as compared to $1.3 million in the second quarter of 2011. This increase was attributable to the higher earnings before tax and a higher income tax rate in 2012 as compared to 2011.

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

Net Income

Net income increased $67,628, or 2.1%, to $3,330,079 for the three months ended June 30, 2012 from $3,262,451 for the same period of 2011. The increase was primarily attributable to increased sales revenue, and was partially offset by increased cost of goods sold, operating expenses, and higher income tax in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table summarizes the results of our operations during the six-month periods ended June 30, 2012 and June 30, 2011, respectively and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011.

(All amounts, other than percentages, stated in U.S. dollar)

	Six months ended June 30,		Increase /	Increase /
			Decrease	Decrease
(In Thousands of USD)	2012	2011	($)	(%)

Net revenues	77,958	66,176	11,781	17.8%
Cost of revenues	(61,999)	(51,745)	(10,254)	19.8%
Gross profit	15,958	14,431	1,527	10.6%

Operating expenses
Selling and marketing expenses	(2,788)	(2,451)	(336)	13.7%
General and administrative		(3,069)	309	-10.1%
expenses	(2,761)

Operating Income	10,410	8,911	1,499	16.8%

Government subsidy income	854	595	259	43.5%
Interest and other income	243	149	94	62.9%
Other expenses	(18)	(181)	163	-90.2%
Interest expense	(1,575)	(1,263)	(312)	24.7%

Earnings before tax	9,915	8,211	1,704	20.8%

Income tax	(2,594)	(2,173)	(421)	19.4%

Income before minority interests	7,321	6,038	1,283	21.3%

Minority interests	409	349	60	17.1%

Net income	6,912	5,689	1,224	21.5%

Revenue

Net Revenues. Our net revenue for the six months ended June 30, 2012 amounted to $78.0 million, which represents an increase of $11.8 million, or 17.8%, over the same period ended on June 30, 2011 where we had revenue of $66.2 million. This increase was attributable to the increased revenues generated from sales of each of our product segments, as reflected in the following table:

	Six months ended
(in thousands of U.S. dollars)	6/30/2012	6/30/2011	Increase	Increase
Chestnut	35,955,765	32,770,230	3,185,535	9.7%
Convenience food	27,758,470	22,811,418	4,947,052	21.7%
Frozen food	14,243,556	10,594,807	3,648,749	34.4%
Total	77,957,791	66,176,455	11,781,336	17.8%

Cost of Revenues. Our cost of revenues, which consists of raw materials, direct labor and manufacturing overhead expenses, was $62.0 million for the six month period ended June 30, 2012, representing an increase of $10.3 million, or 19.8%, as compared to $51.7 million for the six month period ended June 30, 2011. Approximately 93.2%, or $9.6million, of this increase was attributable to an increase in raw material costs, which increased from $46.7 million during the six months ended June 30, 2011 to $56.3 million during the six months ended June 30, 2012, for an increase of approximately 20.6%.

The factors that contributed to the remaining 6.8% increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $1.5 million, or 10.6% to $16.0 million for the six months ended June 30, 2012 from $14.4 million for the same period in 2011. This increase was attributable to increased sales revenue, offset by higher cost as described above. Our gross margins decreased from 21.8% to 20.5% due to inflation pressure in the Chinese domestic market. Gross profit margins by product segment for the six months ended June 30, 2012 were: 23-26% for chestnuts, 20-23% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Selling and marketing expenses increased $336,352, or 13.7% to $2.8 million for the six months ended June 30, 2012 from $2.5 million for the same period in 2011. Selling and marketing expenses increased as we continue to expand our distribution channels and build up brand recognition for our products in China.

General and Administrative Expenses. General and administrative expenses decreased $308,800, or 10.1% to $2.8 million for the six months ended June 30, 2012 from $3.1 million for the same period of 2011. The decrease of general and administrative expenses was primarily attributable to our efforts to control costs related to compensation and benefits for managerial personnel and costs related to expansion of our distribution channels.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $1.7 million, or 20.8%, to $9.9 million for the six months ended June 30, 2012 from $8.2 million for the same period of 2011. The increase was primarily a result of the higher sales revenue, partially offset by higher cost of revenue and higher interest expenses during the six month period ended on June 30, 2012 as compared to 2011.

Income Taxes

Income taxes increased $420,720, or 19.4%, to $2.6 million for the six months ended June 30, 2012 from $2.2 million for the same period of 2011. The increase of tax paid was primarily a result of the increase of income as well as higher tax rate in the first six months ended June 30, 2012, as compared to the same period in 2011.

Net Income

Net income increased $1.2 million, or 21.5% to $6.9 million for the six months ended June 30, 2012 from $5.7 million for the same period of 2011. The increase was primarily a result of higher sales revenue, partially offset by higher cost of goods sold and higher interest expenses.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents (excluding restricted cash) of $19.6 million. Our cash and cash equivalents increased by approximately $2.2 million from December 31, 2011, primarily due to decrease in accounts and other receivables. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Six Months Ended
	June 30,
	2012	2011
Net cash provided by (used in) operating activities	11,952	(1,679)
Net cash provided by (used in) investing activities	(2,048)	(5,621)
Net cash provided by (used in) financing activities	(8,093)	1,019
Net cash flow (outflow)	1,811	(6,281)

Operating Activities

Net cash provided by operating activities was $12.0 million for the six months period ended June 30, 2012 and net cash used in operating activities in the first two quarters of 2011 was approximately $1.7 million. The increase of approximately $13.6 million in net cash flows provided by operating activities in the first half of fiscal 2012 was primarily a result of higher decrease in accounts and other receivables of approximately $5.3 million and lower increase in inventory of approximately $5.6 million.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash used in investing activities for the six months period ended June 30, 2012 was $2.0 million, which is a decrease of $3.6 million from net cash used in investing activities of $5.6 million for the same period of 2011. The decrease was primarily due to fewer purchases of equipment and plant in 2012 and lower increase in restricted cash.

Financing Activities

Net cash used in financing activities for the six months period ended June 30, 2012 was $8.1 million, which is a decrease of $9.1 million from $1.0 million net cash provided by financing activities during the same period in 2011. The decrease of the net cash provided by financing activities was primarily a result of decreased net short term bank borrowing in 2012.

Loan Facilities

As of June 30, 2012, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $27.8 million as of June 30, 2012, compared with $36.0 million as of December 31, 2011. In addition, we are also carrying a long term loan of $15 million from DEG due in March 2016, with eight equal semi-annual principal payments commencing September 2012.

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

As of June 30, 2012, the details pertaining to our subsidiaries were as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.2	$12,812,525
Luotian Lorain Co., Ltd	PRC	100	4,014,773
Junan Hongrun Foodstuff Co., Ltd	PRC	100	47,425,066
Beijing Lorain Co., Ltd	PRC	100	1,585,062
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	2,434,656
Dongguan Lorain Co,,Ltd	PRC	100	158,506
International Lorain Holding Inc.	Cayman Islands	100	49,325,160

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

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended June 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Actof 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer

/s/ David She
David She
Chief Financial Officer