Form 10-Q
period 2012-09-30
American Lorain CORP
filed 2012-11-14
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-34449

AMERICAN LORAIN CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0430320
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Beihuan Zhong Road
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

Yes [_]                 No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of September 30, 2012 was 34,507,874.

i

PART I
FINANCIAL INFORMATION

AMERICAN LORAIN CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(Stated in US Dollars)

ii

AMERICAN LORAIN CORPORATION

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1
CONSOLIDATED BALANCE SHEETS	2 – 3
CONSOLIDATED STATEMENTS OF INCOME	4
CONSOLIDATED STATEMENTS OF CASH FLOWS	5 – 6
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY	7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 – 28

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (“the Company”) as of September 30, 2012 and December 31, 2011, and the related statements of income, stockholders’ equity, and cash flows for the three and nine months ended September 30, 2012 and 2011. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
November 1, 2012	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

			(Audited)
	Note	At September 30,	At December 31,
ASSETS		2012	2011
Current assets
Cash and cash equivalents	2(d)	$16,731,380	$17,353,494
Restricted cash	3	14,141,625	13,017,371
Trade accounts receivable	4	52,667,221	41,469,880
Other receivables	5	6,243,500	6,147,550
Inventory	6	51,949,507	34,348,997
Advance to suppliers		12,620,125	15,772,736
Prepaid expenses and taxes		2,315,491	132,710
Deferred tax asset		165,260	164,394
Security deposits and other Assets		18,040	16,373
Total current assets		$156,852,149	$128,423,505

Non-current assets
Investment		474,758	472,270
Property, plant and equipment, net	7	85,195,024	84,377,306
Land use rights, net	8	5,330,865	5,425,252
TOTAL ASSETS		$247,852,796	$218,698,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$49,468,885	$36,018,450
Long-term debt – current portion	12	57,367	57,066
Accounts payable		3,363,447	3,900,317
Taxes payable	10	3,738,859	4,237,142
Accrued liabilities and other payables	11	1,410,070	1,938,759
Customers deposits		229,045	-
Total current liabilities		$58,267,673	$46,151,734

Long-term liabilities
-term bank loans	12	18,555,701	15,597,831

TOTAL LIABILITIES		$76,823,374	$61,749,565

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

			(Audited)
		At September 30,	At December 31,
	Note	2012	2011

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively		-	-

Common stock, $0.001 par value, 200,000,000 shares authorized; 34,507,874 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	13	34,508	34,508
Additional paid-in capital		53,396,140	53,015,636
Statutory reserves	2(r)	14,658,074	13,976,899
Retained earnings		78,104,726	65,939,713
Accumulated other comprehensive income		15,443,869	15,353,885
Non-controlling interests	14	9,392,105	8,628,127

TOTAL STOCKHOLDER’S EQUITY		$171,029,422	$156,948,768

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY		$247,852,796	$218,698,333

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

		Three months ended September 30,		Nine months ended September 30,
	Note	2012	2011	2012	2011

Net revenues	2(t),15	$57,972,627	$55,642,041	$135,930,419	$121,818,496
Cost of revenues		(45,583,295)	(43,291,417)	(107,582,656)	(95,036,378)
Gross profit		$12,389,332	$12,350,624	$28,347,763	$26,782,118

Operating expenses
Selling and marketing expenses		(2,310,863)	(2,538,469)	(5,098,669)	(4,989,922)
General and administrative expenses		(1,627,095)	(1,611,242)	(4,387,609)	(4,680,555)
		(3,937,958)	(4,149,711)	(9,486,278)	(9,670,477)

Operating income		$8,451,374	$8,200,913	$18,861,485	$17,111,641

Government subsidy income		281,374	47,657	1,135,730	643,009
Interest income		2,886	26,257	192,076	36,526
Other income		44,472	2,109,575	98,779	2,248,762
Other expenses		(6,434)	(54,269)	(24,098)	(235,324)
Interest expense		(1,128,368)	(550,657)	(2,703,251)	(1,813,891)

Earnings before tax		$7,645,304	$9,779,476	$17,560,721	$17,990,723

Income tax	2(q),16	(2,037,590)	(1,887,950)	(4,631,730)	(4,061,371)

Net income		$5,607,714	$7,891,526	$12,928,991	$13,929,352

Other comprehensive income:
Foreign currency translation gain		(317,398)	1,664,668	89,984	4,772,659
Comprehensive Income		5,290,316	9,556,194	13,018,975	18,702,011
Net income attributable to:

-Common stockholders		$5,252,569	$7,071,288	$12,165,013	$12,760,027
-Non-controlling interest		355,145	820,238	763,978	1,169,325
		$5,607,714	$7,891,526	$12,928,991	$13,929,352

Earnings per share	2(u), 17
- Basic		$0.15	$0.21	$0.35	$0.37
- Diluted		$0.15	$0.20	$0.35	$0.37

Weighted average shares outstanding
- Basic		34,507,874	34,466,144	34,507,874	34,440,483
- Diluted		34,507,874	34,605,668	34,507,874	34,754,552

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30		September 30
	2012	2011	2012	2011
Cash flows from operating activities
Net income	$5,607,714	$7,891,526	$12,928,991	$13,929,352
Stock and share based compensation	328,897	146,806	380,504	452,179
Depreciation of fixed assets	847,188	333,588	2,017,237	1,475,523
Amortization of intangible assets	32,464	41,854	127,284	141,997
Write down/(gain) of short-term investments		(30,702)	-	(78,465)
Adjustment to statutory reserve	-	-	681,175	-
(Increase)/decrease in accounts & other receivables	(19,575,936)	(13,203,625)	(7,911,633)	(6,831,817)
(Increase)/decrease in inventories	(11,914,113)	6,268,000	(17,600,510)	(5,022,660)
Decrease/(increase) in prepayment	(1,453,208)	(2,650,221)	(2,182,781)	(2,965,900)
Decrease/(increase) in deferred tax asset	265	(1,237)	(866)	(3,625)
Increase/(decrease) in accounts and other payables	1,050,685	2,359,115	(1,563,843)	(1,615,090)
Net cash (used in)/provided by operating activities	(25,076,044)	1,155,104	(13,124,442)	(518,506)

Cash flows from investing activities
Sale/(Proceeds) from short-term investment	-	(807,647)	-	1,358,573
Purchase of plant and equipment	(2,707,402)	(874,224)	(2,834,955)	(3,221,615)
Payment of construction in progress	-	(507,155)	-	(978,260)
Payment for the purchase of land use rights	15,741	(60,047)	(32,897)	(194,397)
(Increase)/decrease in restricted cash	746,976	(1,816,892)	(1,124,254)	(6,572,121)
Decrease (Increase) in deposit	(1,556)	136,099	(1,668)	51,345
Sales/(purchase) of land investment	-	7,502,344	-	7,502,344
Net cash used in investing activities	(1,946,241)	3,572,478	(3,993,774)	(2,054,131)

Cash flows from financing activities
Repayment of bank borrowings	-	(5,278,540)	(7,405,267)	(22,060,396)
Proceeds from bank borrowings	19,753,932	3,853,879	19,066,286	22,036,891
Proceeds from long-term bank borrowings	4,747,587		4,747,587
Repayment of Notes	-	(3,085,517)	-	(4,249,977)
Proceeds from issuance of notes	-	-	-	782,656
Issuance of common stock	-	27	-	52
Net cash provided by/(used in) financing activities	$24,501,519	$(4,510,151)	$16,408,606	(3,490,774)

Net Increase/(decrease) of Cash and Cash Equivalents	(2,520,766)	217,431	(709,610)	(6,063,411)

Effect of foreign currency translation on cash and cash equivalents	(316,636)	1,616,904	87,496	4,772,659

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(Stated in US Dollars)

Cash and cash equivalents–beginning of period	19,568,782	9,605,539	17,353,493	12,730,626

Cash and cash equivalents–end of period	$16,731,380	$11,439,874	16,731,380	11,439,874

Supplementary cash flow information:
Interest received	$2,886	$26,171	$192,076	$36,526
Interest paid	$919,218	$502,519	$2,751,309	$1,766,318
Income taxes paid	$1,348,553	$1,116,795	$5,136,481	$4,962,052

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2012 AND THE YEAR ENDED DECEMBER 31, 2011
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total
Balance, January 1, 2011	34,419,709	$34,420	$52,371,481	$11,340,739	$48,688,375	$9,475,745	$7,431,697	$129,342,457
Issuance of share based compensation	88,165	88	644,155	-	-	-	-	644,243
Net income	-	-	-	-	21,083,928	-	-	21,083,928
Appropriations to statutory reserves	-	-	-	2,636,160	(2,636,160)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(1,196,430)	-	1,196,430	-
Unrealized gain (loss) on investment	-	-	-	-	-	(94,058)	-	(94,058)
Foreign currency translation adjustment	-	-	-	-	-	5,972,198	-	5,972,198
Balance, December 31, 2011	34,507,874	34,508	53,015,636	13,976,899	65,939,713	15,353,885	8,628,127	156,948,768
Balance, January 1, 2012	34,507,874	34,508	53,015,636	13,976,899	65,939,713	15,353,885	8,628,127	156,948,768
Issuance of share based compensation	-	-	380,504	-	-	-	-	380,504
Net income	-	-	-	-	12,928,991	-	-	12,928,991
Allocation to non-controlling interests	-	-	-	-	(763,978)	-	763,978	-
Appropriations to statutory reserve	-	-	-	681,175	-	-	-	681,175
Foreign currency translation adjustment	-	-	-	-	-	89,984	-	89,984
Balance, September 30, 2012	34,507,874	34,508	53,396,140	14,658,074	78,104,726	15,433,869	9,392,105	171,029,422

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
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
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the period ended September 30, 2012 in order to be consistent with the presentation provided for the year ended December 31, 2011. There was no impact in earnings for the regrouping.

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

As of September 30, 2012, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.2	$12,801,032
Luotian Lorain Co., Ltd	PRC	100	4,008,356
Junan Hongrun Foodstuff Co., Ltd	PRC	100	47,349,264
Beijing Lorain Co., Ltd	PRC	100	1,582,529
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	2,430,764
Dongguan Lorain Co,,Ltd	PRC	100	158,253
International Lorain Holding Inc.	Cayman Islands	100	49,246,321

(c)	Use of estimates

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
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
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
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
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
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $2,636,160 and $0 from retained earnings to statutory reserves during 2011 and the period ended September 30, 2012. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
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

	9/30/2012	6/30/2012	12/31/2011	9/30/2011	6/30/2011
Year end RMB : US$ exchange rate	6.3190	6.3089	6.3523	6.3885	6.463
Average yearly RMB : US$ exchange rate	6.3085	6.3027	6.4544	6.4884	6.5316

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the period ended September 30, 2012, no warrants were issued nor options were granted. For the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. For the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
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

As of September 30, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid- in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the periods ended September 30, 2012 and 2011 included net income and foreign currency translation adjustments.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
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

As of September 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

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

4.	TRADE ACCOUNTS RECEIVABLE

	9/30/2012	12/31/2011
Trade accounts receivable	$53,048,914	$41,849,573
Less: Allowance for doubtful accounts	(381,693)	(379,693)
	$52,667,221	$41,469,880

Allowance for bad debt:	9/30/2012	12/31/2011
Beginning balance	$(379,693)	$(335,902)
Additions to allowance	(2,000)	(43,791)
Bad debt written-off	-	-
Ending balance	$(381,693)	$(379,693)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of September 30, 2012 and December 31, 2011:

	9/30/2012	12/31/2011
Advances to employees for job/travel disbursements	707,293	577,237
Amount due by a non-related enterprise	439,944	157,424
Other non-related receivables	146,791	319,639
Other related receivables	99,812	213,128
Short-term investment sale receivable	4,849,660	4,880,122
	$6,243,500	$6,147,550

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
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

Specifically, the company uses every available employee to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. However none of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of September 30, 2012.

Related party receivable consisted of the following as of September 30, 2012 and December 31, 2011:

	9/30/2012	12/31/2011
Chen, Si	$67,523	$133,070
Lu, Yundong	187	896
Liu, Lihua	-	78,712
You, Huadong	31,651	-
Junan Hot & Roll Fast Food	453	450
	$99,812	$213,128

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

On March 13, 2011, the Company entered into an agreement with Jiangsu Heng An Industrial Investment Group Co., Ltd. to sell the Company’s short-term investment in the amount of $ 7,764,577 (RMB 49,604,000) of a parcel of land located in Junan Town, Shandong Province, to construct residential buildings. The land was sold to Jiangsu Heng An at a total sale price of RMB 69,604,000 and a guaranteed gross profit of RMB 20,000,000 without consideration of profit/loss of the residential building project. The gain on the sale of the short-term investment excluding taxes payable is recorded as other income on the statements of income and comprehensive income. Title of the land transferred from the Company to Jiangsu Heng An with receipt of an initial deposit of RMB 15,000,000. As of September 30, 2012, a total of RMB 38,355,000 has been paid and RMB 30,645,000 (USD 4,849,660) is classified as Other Receivable. According to the contract, the Company will be entitled to receive RMB 9,000,000 within 5 days after the title transfer and construction approval is complete, and RMB 27,000,000 within 5 days after the residential building main frame is completed

6.	INVENTORIES

Inventories consisted of the following as of September 30, 2012 and December 31, 2011:

	9/30/2012	12/31/2011
Raw materials	$24,608,937	$10,470,187
Finished goods	27,340,570	23,878,810
	$51,949,507	$34,348,997

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of September 30, 2012 and December 31, 2011:

	9/30/2012	12/31/2011
At Cost:
Buildings	$78,588,510	$75,509,164
Landscaping, plant and tree	7,921,103	7,879,579
Machinery and equipment	11,169,250	10,976,564
Office equipment	359,570	618,558
Motor vehicles	837,494	467,415
	$98,875,927	$95,451,279
Less: Accumulated depreciation
Buildings	(5,455,902	(4,141,133)
Landscaping, plant and tree	(1,904,660	(1,303,707)
Machinery and equipment	(5,602,946	(4,988,873)
Office equipment	(211,217	(391,272)
Motor vehicles	(506,178)	(248,987)
	(13,680,904)	(11,073,972)

Construction in Progress		-
	$85,195,024	$84,377,306

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

8.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of September 30, 2012 and December 31, 2011:

	9/30/2012	12/31/2011
Land use rights, at cost	$6,275,427	$6,242,530
Less: Accumulated amortization	(944,562)	(817,278)
	$5,330,865	$5,425,252

All lands are owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. The land use rights are then amortized over the period of usage. Amortization expense for the periods ended September 30, 2012 and 2011 were $127,284 and $141,997, respectively.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

9.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following as of September 30, 2012 and December 31, 2011:

	Remark	9/30/2012	12/31/2011
Loans from Junan County Construction Bank,
• Interest rate at 6.710% per annum due 1/25/2012		-	1,479,779
• Interest rate at 6.100% per annum due 2/19/2012		-	944,540
• Interest rate at 6.710% per annum due 5/2/2012		-	-
• Interest rate at 7.015% per annum due 6/7/2012		-	3,337,374
• Interest rate at 6.435% per annum due 9/11/2012		-	-
• Interest rate at 6.666% per annum due 11/5/2012		1,091,945	1,086,221
• Interest rate at 6.666% per annum due 11/23/2012		791,264	787,116
• Variable interest rate; due 11/30/2012		1,582,529	-
• Variable interest rate; due 12/24/2012		1012818

Loan from Junan County Agriculture Bank,
• Interest rate at 7.320% per annum due 1/10/2012		-	3,148,466

Loan from Junan County Industrial and Commercial Bank of China,
• Interest rate at 6.405% per annum due 4/9/2012		-	1,023,251
• Interest rate at 6.405% per annum due 4/24/2012		-	550,982
• Interest rate at 6.410% per annum due 4/24/2012		-	629,693
• Interest rate at 6.410% per annum due 5/10/2012		-	1,338,098
• Interest rate at 6.410% per annum due 6/12/2012		-	1,574,233
• Variable interest rate; due 10/10/2012		1,107,770	-
• Interest rate at 6.71% per annum due 10/23/2012		1,028,644	-
• Interest rate at 6.71% per annum due 10/23/2012		633,012	-
• Variable interest rate; due 12/14/2012		1,345,150	-
• Interest rate at 6.44% per annum; due 12/27/2012		1,740,782	-
• Interest rate at 6.44% per annum; due 1/8/2013		1,028,644	-

Loan from Linyi Commercial Bank,
• Interest rate at 12.201% per annum due 1/10/2012		-	708,405
• Interest rate at 11.152% per annum due 12/11/2012		3,165,058	3,148,466
• Interest rate at 12.201% per annum due 12/13/2012		791,264	787,116
• Interest rate at 12.136% per annum due 12/29/2012		712,138	708,405
• Interest rate at 13.776% per annum due 12/10/2012		791,264	-

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

• Interest rate at 12.136% per annum due 1/10/2013	712,138	-

Loan from China Minsheng Bank Corporation, Linyi Branch
• Interest rate at 7.8% per annum due 8/29/2013	2,373,793	2,361,349

Loan from China Agricultural Bank, Luotian Branch
• Interest rate at 6.372% per annum due 9/12/2012	1,582,529	944,540

Bank of Beijing,
• Interest rate at 6.672% per annum due 11/16/2012	633,012	629,693
• Variable Interest rate, due 6/29/2013	1,266,023	-

Shenzhen Development Bank,
• Interest rate at 6.710% per annum due 2/13/2012	-	236,135
• Interest rate at 6.710% per annum due 3/15/2012	-	787,116
• Interest rate at 6.435% per annum due 6/8/2012	-	2,361,349
• Interest rate at 7.37% per annum due 11/29/2012	2,373,793
• Variable Interest rate, due 1/30/2013	1,107,770	-
• Interest rate at % per annum due 3/6/2013	791,264	-
• Interest rate at 7.2% per annum due 5/24/2013	633,012	-

Luotian Sanliqiao Credit Union,
• Interest rate at 9.360% per annum due 1/6/2013	949,517	-

Beijing Rural Commercial Bank, Shilibao Branch,
• Interest rate at 7.434% per annum due 9/6/2012	1,344,182	2,046,503

Beijing International Trust Co., Ltd.,
• Variable interest rate, due 9/16/2013	1,582,529	-

Weihai City Commercial Bank,
• Interest rate at 6.90% per annum due 3/7/2013	3,165,058	-

Bank of Ningbo ,
• Interest rate at 6.71% per annum due 9/27/2013	1,582,529	-

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

Hankou Bank, Guanshan Branch,
• Interest rate at 6.00% per annum due 9/6/2013	791,264	-
• Interest rate at 6.60% per annum due 9/14/2013	1,582,529	-

China Agricultural Bank, Shandong Branch
• Interest rate at 7.544% per annum due 12/23/2012	1,582,529	1,574,233
• Interest rate at 7.544% per annum due 12/29/2012	680,487	676,920
• Interest rate at % per annum due 7/16/2013	3,165,058	-
• Interest rate at % per annum due 8/29/2013	1,582,529	-

China Everbright Bank, Qingdao Branch
• Interest rate at 7.930% per annum due 11/9/2012	3,165,058	3,148,467
	$49,468,885	$36,018,450

The short-term loans, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital.

Remark:

A: A parcel of 12,726 square meters land use right and an 8,162 square meters building was used as collateral for this loan.

B: Accounts Receivable in the amount of $1,650,000 was used as collateral for this loan

10.	TAXES PAYABLES

Taxes payable consisted of the following as of September 30, 2012 and December 31, 2011:

	9/30/2012	12/31/2011
Value added tax payable	$207,923	$255,327
Corporate income tax payable	2,340,278	2,822,321
Employee payroll tax withholding	3,909	6,105
Property tax payable	58,456	46,192
Stamp tax payable	1,436	9,369
Business tax payable	-	152,869
Land use tax payable	52,339	23,988
Import tariffs	153,675	4,956
Capital gain tax payable	920,842	916,015
	$3,738,859	$4,237,142

11.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of September 30, 2012 and December 31, 2011:

	9/30/2012	12/31/2011
Accrued salaries and wages	$88,013	$774,206
Accrued utility expenses	58,367	74,927
Accrued interest expenses	3,165	303,701
Accrued transportation expenses	394,558	172,094
Other accruals	34,850	95,371
Business and other taxes	475,722	422,100
Disbursement payable	37,972	38,804
Accrued staff welfare	317,423	57,554
	$1,410,070	$1,938,759

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

12.	LONG-TERM DEBT

Current portions of long-term debt consisted of the following as of September 30, 2012 and December 31, 2011:

	9/30/2012	12/31/2011
Loans from Luotian Agricultural Development Bank
• Interest rate at 0.6700% per annum were due 12/11/2010	57,367	57,066
	$57,367	$57,066

Although the above loans are past due, the bank has not requested the Company to repay its loan.

Non-current portions of long-term debt consisted of the following as of September 30, 2012 and December 31, 2011:

	9/30/2012	12/31/2011
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 9/16/2016	13,808,114	15,597,831

Loans from China Development Bank
• Interest rate at RMB benchmark loan interest rate plus 15% annum due 9/24/2015	4747,587	-
	$18,555,701	$15,597,831

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

As of September 30, 2012, the value of the pledged shares has not fulfilled the required amount; therefore, the borrower and sponsor are in breach of the loan agreement and security contracts. Despite these breaches, DEG has not accelerated the loan.

13.	CAPITALIZATION

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged until through December 31, 2007. In connection with the financing, the Company also issued 1,037,858 and 489,330 warrants to the PIPE investors and placement agent, respectively. During 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207 shares; however, because the holders did not pay in cash for the warrants, 110,752 of those shares were cancelled as consideration in lieu of the warrant holders paying in cash. Ultimately, 249,455 of new shares were issued to those who exercised their warrant. The Company also made an adjustment to its outstanding share count for rounding errors as result of the split and reverse splits made at the time of the reverse merger. The number of shares in the adjustment was an addition of seven shares. The Company believes the adjustment of seven shares is immaterial to both prior and current earnings per share calculation. As detailed in the table below, the total number of outstanding shares at September 30, 2012 was 34,507,874.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
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

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
Common stock at 9/30/2012			34,507,874

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
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

15.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of September 30, 2012 and 2011:

Category	9/30/2012	9/30/2011
Chestnut	$62,947,404	$57,238,463
Convenience food	50,913,992	45,100,128
Frozen food	22,069,023	19,479,905
Total	$135,930,419	$121,818,496

Revenue by geography consisted of the following as of September 30, 2012 and 2011:

Country	9/30/2012	9/30/2011
Australia	$88,290	$362,673
Belgium	3,521,931	1,635,002
Canada	-	110,298
China	102,058,747	93,497,740
Denmark	53,878	22,853
France	1,725,334	1,138,793
Germany	1,096,314	1,330,082
Hong Kong	92,710	385,454
Indonesia		20,950
Israel	153,294	238,921
Japan	15,262,559	12,295,910
Malaysia	1,390,051	1,518,689
Netherlands	175,015	584,981
Philippines	-	248,615
Poland	213,769	145,061
Portugal	710,427	-
Singapore	668,390	557,151
South Korea	6,756,501	2,933,657
Spain	194,521	712,327
Sweden	33,045	-
Taiwan	371,362	1,057,119
Thailand	116,272	-
United Kingdom	1,068,084	2,583,897
United States	179,925	207,144
Others	-	33,656
Total	$135,930,419	$121,818,496

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

16.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the periods ended September 30, 2012 and 2011:

		9/30/2012		9/30/2011
Income attributed to PRC		$18,078,289		$18,674,583
Loss attributed to US*		(517,568)		(683,860)
Income before tax		17,560,721		17,990,723

PRC Statutory Tax at 25% Rate		4,631,730		4,061,371
Effect of tax exemption granted		-		-
Income tax		$4,631,730		$4,061,371

Per Share Effect of Tax Exemption
		9/30/2012		9/30/2011
	$		$
Effect of tax exemption granted		-		-
Weighted-Average Shares Outstanding Basic		34,507,874		34,440,483
Per share effect		$-		$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended September 30, 2012 and 2011:

	2012	2011
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	1.38%	-2.43%
The Company’s effective tax rate	26.38%	22.57%

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
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

The Company’s has detailed the tax rates for its subsidiaries for 2012 and 2011 in the following table.

Income Tax Rate	2012	2011
International Lorain	0%	0%
Junan Hongran	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	15%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	3 months ended		9 months ended
	September 30		September 30
	2012	2011	2012	2011

Basic Earnings Per Share Numerator
Net Income	$5,252,569	$7,071,288	$12,165,013	$12,760,027

Income Available to Common Stockholders	$5,252,569	$7,071,288	$12,165,013	$12,760,027

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$5,252,569	$7,071,288	$12,165,013	$12,760,027

Income Available to Common Stockholders on Converted Basis	$5,252,569	$7,071,288	$12,165,013	$12,760,027

Original Shares:
Additions from Actual Events
-Issuance of Common Stock	34,507,874	34,466,144	34,507,874	34,440,483
Basic Weighted Average Shares Outstanding	34,507,874	34,466,144	34,507,874	34,440,483

Dilutive Shares:
Additions from Potential Events
-Exercise of Investor Warrants & Placement Agent
Warrants
- Exercise of Employee & Director Stock Options	-	139,524	-	314,068
Diluted Weighted Average Shares Outstanding:	34,507,874	34,605,668	34,507,874	34,754,552
Earnings Per Share
- Basic	$0.15	$0.21	$0.35	$0.37
- Diluted	$0.15	$0.20	$0.35	$0.37

Weighted Average Shares Outstanding
- Basic	34,507,874	34,466,144	34,507,874	34,440,483
- Diluted	34,507,874	34,605,668	34,507,874	34,754,552

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
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

During the period ended September 30, 2012 and December 31, 2011, the Company recorded a total of $380,504 and $644,243 stock option and its related general and administrative expenses.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $4.99	1,334,573 shares
$5.00 - $9.99	0 shares
$10.00 - $14.99	0 shares

No tax benefit has yet to be accrued or realized. For the period ended September 30, 2012 the Company has yet to repatriate its earnings, accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes Model to value the warrants granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

Weighted-average fair value of grants:	$1.3629	$1.1551
Risk-free interest rate:	0.33%	1.04%
Expected volatility:	59.93%	4.48%
Expected life in months:	36	36.00

19.	LEASE COMMITMENTS

The Company entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

The minimum future lease payments for this property at September 30, 2012 are shown in the following table:

From	To	Lease payment
7/1/2012	12/31/2012	$15,787
1/1/2013	12/31/2013	87,536
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$530,704

The outstanding lease commitment as of September 30, 2012 was $530,704.

The minimum future lease payments for this property at December 31, 2011 are shown in the following table:

From	To	Lease payment
1/1/2012	12/31/2012	$84,259
1/1/2013	12/31/2013	87,536
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$599,176

The outstanding lease commitment as of December 31, 2011 was $599,176.

20.	RISKS

A.	Credit risk

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
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
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

We conduct our production activities in China. Our products are sold in 26 provinces and administrative regions in China and 42 foreign countries. We believe that we are the largest processed chestnut foods manufacturer in China. We have developed brand recognition for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced over 50 high value-added processed chestnut products in the third quarter of 2012. We derive most of our revenues from sales in China, Japan and South Korea. Our primary strategy for 2012 is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia, North America, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Sales in the nine months ended September 30, 2012 continue to exhibit steady growth. Sales continue to be heavily concentrated in the Asian regions, with mainland China, Japan and South Korea accounting for 91.3% of total sales during the nine months ended September 30, 2012, as compared to 89.3% over the same period of last year. In the fourth quarter, American Lorain expects to continue seeing higher demand for its chestnut products as we enter traditionally strong quarter, as well as its fast growing convenience food products such as, bean products, lunch boxes and pickle vegetables.

Frozen foods sold primarily to select export markets in Europe and wholesale customers in China contributed approximately 16.2% in revenues for the first nine months of 2012, compared with 16.0% in the same period of 2011.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the third quarter of 2012, the cost of our raw materials increased from $39.9 million to $42.6 million, as compared to the third quarter of 2011, for an increase of approximately 6.6% due to a combined effect of increased sales and general inflation. China currently faces high domestic inflation pressures, especially in agricultural products and consumer foods. The prolonged continuation or worsening of such pressure may negatively our sales or profitability. We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

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

We have also been working to reduce the seasonality in our business primarily by expanding sales of our convenience food business line. The percentage revenue contribution from convenience food increased from 37.0% in the first nine months of 2011 to 37.5% in the first nine months of 2012, while revenue contribution from chestnuts declined from 47.0% to 46.3% over the same period of time.

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

We also fund approximately 50.2% of our working capital from the proceeds of short-term loans from Chinese banks in the third quarter of 2012, as compared to 17.7% over the same period last year. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our balance from short-term bank loans as of September 30, 2012 was approximately $49.5 million. The term of almost all such loans is one year or less. Historically, our lenders have permitted us to roll over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity, and our lenders may not permit us to roll over the loans in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we completed two private placement financings in September 2010 and October 2009 with net proceeds of $9.0 million and $10.9 million, respectively, the proceeds of which were primarily used as working capital. We also secured a $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010, which we have fully drawn down as of December 2011.We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table summarizes the results of our operations during the three month period ended September 30, 2012 and September 30, 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) of the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011.

(All amounts, other than percentages, stated in U.S. dollar)

	Three months ended
	September 30,		Dollar($)	Percentage
				(%)
	2012	2011	Increase	Increase
	(In US	(In US	(Decrease)	(Decrease)
	Dollar)	Dollar)
Net revenues	57,972,627	55,642,041	2,330,586	4.2%
Cost of revenues	(45,583,295)	(43,291,417)	(2,291,878)	5.3%
Gross profit	12,389,332	12,350,624	38,708	0.3%

Operating expenses
Selling and marketing expenses	(2,310,863)	(2,538,469)	227,606	-9.0%
General and administrative expenses	(1,627,095)	(1,611,242)	(15,853)	1.0%

Operating income	8,451,374	8,200,913	250,461	3.1%

Government subsidy income	281,374	47,657	233,717	490.4%
Interest income	2,886	26,256	(23,370)	-89.0%
Other income	44,472	2,109,575	(2,065,103)	-97.9%
Other expenses	(6,434)	(54,269)	47,835	-88.1%
Interest expense	(1,128,368)	(550,657)	(577,711)	104.9%

Earnings before tax	7,645,304	9,779,476	(2,134,172)	-21.8%

Income tax	(2,037,590)	(1,887,950)	(149,640)	7.9%

Income before minority interests	5,607,714	7,891,526	(2,283,812)	-28.9%

Net income attributable to:
Common stock holders	5,252,569	7,071,288	(1,818,719)	-25.7%
Minority interests	355,145	820,238	(465,093)	-56.7%

Revenue

Net Revenues. Our net revenue for the three months ended September 30, 2012 amounted to $58.0 million, which represents an increase of approximately $2.3 million, or 4.2%, from the three-month period ended on September 30, 2011, in which our net revenue was $55.6 million. This increase was attributable to the increased revenues generated from sales of each of our product segments, as reflected in the following table:

	Three months ended
Category	9/30/2012	9/30/2011	Increase	Increase
Chestnut	26,991,639	24,468,233	2,523,406	10.3%
Convenience food	23,155,522	22,288,710	866,812	3.9%
Frozen food	7,825,467	8,885,098	(1,059,631)	-11.9%
Total	57,972,628	55,642,041	2,330,587	4.2%

Cost of Revenues. During the three months ended September 30, 2012, we experienced an increase in cost of revenue, which consists of raw materials, direct labor and manufacturing overhead expenses, of $2.3 million, in comparison to the three months ended September 30, 2011, from approximately $43.3 million to $45.6 million, reflecting an increase of approximately 5.3% . Our raw material costs increased by 2.7 million from $39.9 million during the three months ended September 30, 2011 to $42.6 million during the three months ended September 30, 2012 due to higher production volume as our business expands, as well as higher prices for chestnut and other agricultural products caused by general inflation. The increase in raw material costs were slightly offset by a decrease in production costs consisted mainly of depreciation expenses for capital equipment and cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $38,708, or 0.3%, to $12,389,332 for the three months ended September 30, 2012 from $12,350,624 for the same period in 2011 as a result of higher revenues, offset by higher costs of revenues, for the reasons indicated immediately above. Our gross margins decreased slightly from 22.2% to 21.4% for the period ended September 30, 2012, as compared to the period ended September 30, 2011 due to inflation pressure in the Chinese domestic market. Gross profit margins by product segment for the three months ended September 30, 2012 were: 23-26% for chestnuts, 20-23% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased $227,606, or 9.0%, to $2.3 million in the third quarter of 2012 from $2.5 million in the third quarter of 2011. The following table reflects the main factors that contributed to this decrease as well as the dollar amount that each factor contributed to this decrease. The decreases listed in the table below were partially offset by increases in dollar amount of other selling and marketing expenses, including port fees and warehousing, etc.

(in U.S. dollars)

Decrease in Costs in the Three Months Ended September 30, 2012 over the Three Months Ended September 30, 2011

Transportation	$(141,250)
Supermarket Fees	(36,132)
Commission	(34,355)
Sea Transportation	(82,316)

Selling and marketing expenses decreased as we control our costs carefully while continue our expansion in China.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $15,853 from $1,611,242 to $1,627,095 for the three months ended September 30, 2012, compared to the same period in 2011. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase. These higher expenses are partially offset by the decrease of other expenses such as employee benefit and land use expenses during the three months ended September 30, 2012 compared to the same period of last year.

(In U.S Dollars)

Increase in Costs in the Three Months Ended September 30, 2012 over the Three Months Ended September 30, 2011

Social Security	$40,788
Entertainment Expense	30,636
Depreciation	28,979

Interest Expenses. We experienced an increase in interest expenses of approximately $0.6 million from approximately $0.6 million to $1.1 million for the three months ended September 30, 2012, compared to the same period in 2011. The increase was mainly due to the increase in outstanding balance of our short term bank loans, which was $49.5 million as of September 30, 2012, compared to $14.8 million as of September 30, 2011.

Income Before Taxation and Minority Interest

Income before taxation and minority interest decreased $2.1 million, or 21.8%, to $7.6 million for the three months ended September 30, 2012 from $9.8 million for the same period of 2011. The decrease was largely attributable to $2.1 million of other income we recognized in the third quarter of 2011 when we sold a parcel of land previously carried on our balance sheet as a short term investment. Without the effect of the land sale, our earnings before tax and minority interest decreased 0.5% to $7,645,304 for the three months ended September 30, 2012 from $7,686,942 in the same period of last year.

Income Taxes

Income taxes increased $149,640, or 7.9%, to $2.0 million in the third quarter of 2012, as compared to $1.9 million in the third quarter of 2011. This increase was attributable to the higher income tax rate in 2012 as compared to 2011.

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

Net Income

Net income decreased $1.8 million, or 25.7%, to $5.3 million for the three months ended September 30, 2012 from $7.1 million for the same period of 2011. The decrease was largely attributable to the $2.1 million other income we recognized in the third quarter of 2011 when we sold the land previously carried on our balance sheet as short term investment. Without the effect of the land sale, our net income decreased 2.6% to $5.3 million for the three months ended September 30, 2012 from $5.4 million in the same period of last year.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table summarizes the results of our operations during the nine month period ended September 30, 2012 and September 30, 2011, respectively and provides information regarding the dollar and percentage increase or (decrease) of the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011.

	Nine months ended
	September 30,		Dollar($)	Percentage
				(%)
	2012	2011	Increase	Increase
	(In US Dollar)	(In US Dollar)	(Decrease)	(Decrease)
Net revenues	135,930,419	121,818,496	14,111,923	11.6%
Cost of revenues	(107,582,656)	(95,036,378)	(12,546,278)	13.2%
Gross profit	28,347,763	26,782,118	1,565,645	5.8%

Operating expenses
Selling and marketing expenses	(5,098,669)	(4,989,922)	(108,747)	2.2%
General and administrative expenses	(4,387,609)	(4,680,555)	292,946	-6.3%

Operating income	18,861,485	17,111,641	1,749,844	10.2%

Government subsidy income	1,135,730	643,009	492,721	76.6%
Interest income	192,076	36,526	155,550	425.9%
Other income	98,779	2,248,762	(2,149,983)	-95.6%
Other expenses	(24,098)	(235,324)	211,226	-89.8%
Interest expense	(2,703,251)	(1,813,891)	(889,360)	49.0%

Earnings before tax	17,560,721	17,990,723	(430,002)	-2.4%

Income tax	(4,631,730)	(4,061,371)	(570,359)	14.0%

Income before minority interests	12,928,991	13,929,352	(1,000,361)	-7.2%

Net income attributable to:
Common stock holders	12,165,013	12,760,027	(595,014)	-4.7%
Minority interests	763,978	1,169,325	(405,347)	-34.7%

Revenue

Net Revenues. Our net revenue for the nine months ended September 30, 2012 amounted to $135.9 million, which is approximately $14.1 million, or 11.6%, higher compared with the same time period ended September 30, 2011 where we had revenue of $121.8 million. This increase was attributable to the increased revenues generated from sales of each of our product segments, as reflected in the following table:

	Nine months ended
Category	9/30/2012	9/30/2011	Increase	Increase
Chestnut	62,947,404	57,238,463	5,708,941	10.0%
Convenience food	50,913,992	45,100,128	5,813,864	12.9%
Frozen food	22,069,023	19,479,905	2,589,118	13.3%
Total	135,930,419	121,818,496	14,111,923	11.6%

Cost of Revenues. Our cost of revenues, which consists of raw materials, direct labor and manufacturing overhead expenses, was $107.6 million for the nine month period ended September 30, 2012, an increase of $12.5 million or 13.2%, as compared to $95.0 million for the nine month period ended September 30, 2011. Approximately 96.8%, or $12.1 million, of this increase was attributable to an increase in raw material costs, which increased from $86.9 million during the nine months ended September 30, 2011 to $99.0 million, or by approximately 13.9%, during the nine months ended September 30, 2012.

The factors that contributed to the remaining 3.2% increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $1.6 million, or 5.8%, to $28.3 million for the nine months ended September 30, 2012 from $26.8 million for the same period in 2011. This increase was attributable to increased sales revenue, offset by higher cost as described above. Our gross margins decreased from 22.0% to 20.9% due to inflation pressure in the Chinese domestic market. Gross profit margins by product segment for the six months ended September 30, 2012 were: 23-26% for chestnuts, 20-23% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Selling and marketing expenses increased $108,747, or 2.2%, to $5.1 million for the nine months ended September 30, 2012 from $5.0 million for the same period in 2011. Selling and marketing expenses increased as we enhanced our efforts to expand our distribution channels in China as well as internationally, and to build the brand recognition for our chestnut and convenience food products.

General and Administrative Expenses. General and administrative expenses decreased $292,946, or 6.3% to $4.4 million for the nine months ended September 30, 2012 from $4.7 million for the same period of 2011. The decrease of general and administrative expenses was primarily attributable to decreased land use expenses and employee benefits.

Interest Expenses. We experienced an increase in interest expenses of approximately $0.9 million from approximately $1.8 million to $2.7 million for the nine months ended September 30, 2012, compared to the same period in 2011. The increase was mainly due to the increase in outstanding balance of our bank loans, which was $49.5 million as of September 30, 2012, compared to $14.8 million as of September 30, 2011.

Income Before Taxation and Minority Interest

Income before taxation and minority interest decreased $430,002 or 2.4% to $17.6 million for the nine months ended September 30, 2012 from $18.0 million for the same period of 2011. The decrease was largely attributable to $2.1 million other income we recognized in the third quarter of 2011 when we sold the land previously carried on our balance sheet as short term investment. Without the effect of the land sale, our earnings before tax and minority interest increased 10.5% to $17.6 million for the nine months ended September 30, 2012 from $15.9 million in the same period of last year.

Income Taxes

Income taxes increased approximately $0.6 million, or 14.0% to $4.6 million for the nine months ended September 30, 2012 from $4.1 million for the same period of 2011. The increase of tax paid was primarily a result of the increase of income as well as higher tax rate in the first nine months ended September 30, 2012, as compared to the same period in 2011.

Net Income

Net income decreased $0.6 million, or 4.7% to $12.2 million for the nine months ended September 30, 2012 from $12.8 million for the same period of 2011. The decrease was largely attributable to the $2.1 million other income we recognized in the third quarter of 2011 when we sold the land previously carried on our balance sheet as short term investment. Without the effect of the land sale, our net income increased 9.8% to $12.2 million for the nine months ended September 30, 2012 from $11.1 million in the same period of last year.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents (excluding restricted cash) of $16.7 million. Our cash and cash equivalents decreased by approximately $0.6 million from December 31, 2011, primarily due to increase in inventories, receivables and restricted cash. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

(in thousands of U.S. dollars)
	Nine Months Ended
	September 30,
	2012	2011
Net cash provided by (used in) operating activities	(13,124)	(519)
Net cash provided by (used in) investing activities	(3,994)	(2,054)
Net cash provided by (used in) financing activities	16,409	(3,491)
Net cash flow (outflow)	(710)	(6,063)

Operating Activities

Net cash used in operating activities was $13.1 million for the nine months ended September 30, 2012 and net cash used in operating activities for the nine months ended September 30, 2011 was $518,507. The decrease of approximately $12.6 million in net cash flows provided by operating activities in the nine months ended September 30, 2012 was primarily a result of higher increase in inventories as compared to the same period in 2011.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash used in investing activities for the nine months period ended September 30, 2012 was $4.0 million and net cash used in investing activities for the nine months ended September 30, 2011 was $2.1 million. The increase of $1.9 million in net cash flows used in investing activities in the nine months ended September 30, 2012 was primarily a result of $7.5 million proceeds in sale of land investment in the third quarter of 2011, offset by $5.4 million less increase in restricted cash for the nine months period ended September 30, 2012 compared to the same period of last year.

Financing Activities

Net cash provided by financing activities for the nine months period ended September 30, 2012 was $16.4 million, which is an increase of $19.9 million from $3.5 million net cash used in financing activities during the same period in 2011. The increase of the net cash provided by financing activities was primarily a result of increased net bank borrowing and decreased repayment of bank notes in the nine months ended September 30, 2012 compared to the same period in 2011.

Loan Facilities

As of September 30, 2012, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $49.5 million as of September 30, 2012, compared with $36.0 million as of December 31, 2011. We are also carrying a long term loan from DEG due in March 2016, with original face value of $15 million and eight equal semi-annual principal payments commencing September 2012. The current carrying value of this loan is $13.8 million.

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

As of September 30, 2012, the details pertaining to our subsidiaries were as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.2	$12,801,032
Luotian Lorain Co., Ltd	PRC	100	4,008,356
Junan Hongrun Foodstuff Co., Ltd	PRC	100	47,349,264
Beijing Lorain Co., Ltd	PRC	100	1,582,529
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	2,430,764
Dongguan Lorain Co,,Ltd	PRC	100	158,253
International Lorain Holding Inc.	Cayman Islands	100	49,246,321

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

As of September 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

Off-Balance Sheet Arrangements

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended September 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may have disputes that arise in the ordinary course of our business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition, except as follows:

On November 8, 2012, the Company received a summons and a complaint against the Company and each of its directors. A class action lawsuit has been filed against the Company and members of its Board of Directors, in connection with the October 9, 2012 non-binding proposal made by the Company’s Chairman, Chief Executive Officer and President Mr. Si Chen, to acquire all of the outstanding ordinary shares of the Company not owned by Mr. Chen at a proposed price of $1.6 per ordinary share, in cash, subject to certain conditions (the “Proposal”). The lawsuit has been filed by Bruce Paul, a Company stockholder, at the Circuit Court, Racine County, State of Wisconsin, and alleges, among other things, that the board of directors has violated its fiduciary duties in connection with the company's potential going private transaction.  Plaintiffs seek, among other relief, to enjoin defendants from consummating the Proposal.

The Company has reviewed the allegations contained in the complaint and believes they are without merit.  The Company intends to defend the litigation vigorously. At this stage of the proceedings, we cannot predict the outcome of this litigation or whether it will have a material effect on our results of operations, liquidity or capital resources.

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

Date: November 14, 2012

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer

/s/ David She
David She
Chief Financial Officer