Form 10-K
period 2012-12-31
American Lorain CORP
filed 2013-04-01
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-50883

AMERICAN LORAIN CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0430320
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

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

Yes [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’ s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [_]     No [X]

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

Yes [_]     No [X]

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter were 18,414,548 and $20,256,003, respectively.

There were 34,616, 714 shares of common stock outstanding as of March 31, 2013.

PART I

Item 1. BUSINESS

Conventions

In this annual report on Form 10-K:

•	“We,” “us” and “our” refer to the combined business of ALN, ILH and their direct and indirect Chinese operating subsidiaries.
•	“ALN” refers to American Lorain Corporation, a Nevada corporation (formerly known as Millennium Quest, Inc.).
•	“ILH” refers to International Lorain Holding, Inc., a Cayman Islands company that is wholly - owned by ALN.
•	“Junan Hongrun” refers to Junan Hongrun Foodstuff Co., Ltd.
•	“Luotian Lorain” refers to Luotian Green Foodstuff Co., Ltd.
•	“Beijing Lorain” refers to Beijing Green Foodstuff Co., Ltd.
•	“Shandong Lorain” refers to Shandong Green Foodstuff Co., Ltd.
•	“Dongguan Lorain” refers to Dongguan Green Foodstuff Co., Ltd.
•	“Shandong Greenpia” refers to Shandong Greenpia Foodstuff Co., Ltd.
•	“RMB” refers to Renminbi, the legal currency of China.
•	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.
•	“China” and “PRC” refer to the People’s Republic of China.

Overview of Our Business

We are an integrated food manufacturing company headquartered in Shandong Province, China. We develop, manufacture and sell the following types of food products:

•	chestnut products,
•	convenience foods (including ready-to-cook, or RTC, foods, ready-to-eat, or RTE, foods and meals ready-to-eat, or MRE); and
•	frozen food products.

We conduct our production activities in China. Our products are sold in domestic markets as well as exported to foreign countries and regions such as Japan, Korea and Europe. We derive most of our revenues from sales in China, Japan and South Korea. In 2013, our primary strategy is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia, Europe, and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Organizational Structure

ALN is a Nevada corporation that was incorporated on February 4, 1986 and was formerly known as Millennium Quest, Inc. Prior to May 3, 2007, when ALN completed a recapitalization, or reverse merger, with ILH, ALN did not engage in active business operations other than to search for a potential acquisition target. Effective November 12, 2009, ALN reincorporated in Nevada from Delaware.

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

We produced 234 products in 2012, including 7 new products in the chestnut, convenience and frozen foods segment. We also discontinued 27 products in 2012 in the convenience segment due to slow sales.

Our chestnut products and convenience foods were our main profit centers in 2012. Our convenience foods segment has been the fastest growing portion of our business and was one of the main catalysts of our growth during 2012. We are also experiencing stronger sales for our frozen food products due to demand in both domestic and abroad. Frozen food products accounted for 14.6% of our revenues in 2012 as compared with 14.1% in 2011.

Chestnut Products

We believe that we are the largest chestnut processor and manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced 58 high value-added processed chestnut products in 2012. In 2012 and 2011, this segment contributed 52.2% and 51.7% of our total revenues, respectively.

Our best selling products in 2012 included our aerated open-bottom chestnuts, which are chestnuts packaged with nitrogen; sweetheart chestnuts, which are sweet preserved chestnuts; chestnuts in syrup, which are very popular in Japan and South Korea; and golden chestnut kernels. The majority of our chestnut products are natural and do not contain chemical additives.

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

RTCs can be served after a few easy cooking procedures. Typically, when preparing a RTC, customers need only to heat the food in a microwave or boil it for several minutes before eating. Our best selling RTCs in 2012 were French fries.

RTEs can be served without any cooking. Our best selling RTEs in 2012 were various bean products and pickle products.

MREs are meal kits with self-heating devices or microwavable kits, such as microwavable rice boxes. Our self heating MREs are primarily for military use since no cooking device or other ingredients are needed other than water. We also introduced microwavable MREs for civilian uses such as camping, traveling and other occasions since only simple preparation and a cooking device such as a microwave oven is required.

We produce various MREs based on Chinese cuisine, the best sellers of which were our pork with garlic sauce over rice and kungpao chicken with rice in 2012. Many of our convenience products are natural and do not contain chemical additives.

We produced 118 convenience food products in 2012, including 5 new products such as boiled vegetables. In 2012 and 2011, this segment contributed 33.2% and 34.2%, respectively, of our total revenues.

Our convenience foods segment has been the fastest growing portion of our business and was one of the main catalysts of our growth during 2012. We expect our convenience foods segment to continue to be an important area of growth for our business in the future.

Frozen Food Products

We produce a variety of frozen foods, mostly frozen vegetables and frozen fruits. We produced 62 frozen food products in 2012. Our best selling frozen foods in 2012 were frozen asparagus and frozen corn.

Our frozen food business allows us to mitigate the significant production seasonality of chestnut products and to increase the utilization rate of our production capacity. We are seeing steady increase in sales of our frozen food segment due to demands from both domestic and international markets. The percentage weight frozen foods accounted for in our total revenue increased from 14.1% in 2011 to 14.6% in 2012. Gross margins in this segment are lower than the margins for chestnut products and convenience foods.

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

The following table shows the number and types of production lines, the types of products produced and the production capacity at each facility:

Facilities	Production Lines	Product Portfolio	2012 Capacity
Junan Hongrun	1 Deep-freezing line 3 Convenience food lines 4 Canning lines	Chestnut products, frozen foods, beans, bean paste	Multi-purpose production lines with 44,000 tons of production capacity and 24,900 tons of cold and frozen storage
Shandong Lorain	1 Deep-freezing line 1 Convenience food line	Chestnut products, convenience frozen foods	foods, Multi-purpose production lines with 20,000 tons of production capacity and 3,500 tons of cold and frozen storage
Beijing Lorain	6 Convenience food lines 1 Deep-freezing line	Chestnut products, frozen foods	Multi-purpose production lines with 34,000 tons of production capacity and 4,650 tons of cold and frozen storage
Luotian Lorain	3 Convenience food lines 2 Deep-freezing lines	Chestnut products, convenience foods, frozen foods	Multi-purpose production lines with 24,000 tons of production capacity and 6,500 tons of cold and frozen storage
Dongguan factory	2 Convenience food lines	Convenience food	Multi-purpose production lines with 3,000 tons of production capacity and 2,250 tons of cold and frozen storage
Shandong Greenpia	2 Convenience food lines	Chestnut products, convenience foods	Multi-purpose production lines with 9,000 tons of production capacity and 1,500 tons of cold and frozen storage

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

Our production lines and facilities have all been designed to meet the standards and requirements of our largest customers in Japan and Europe, with Japan being our largest export market. We employ advanced methods of quality control and have obtained various certifications for many of our products, packages and processes, including ISO 9000 or ISO 9001 certification for certain of our chestnut and frozen vegetable products, BRC certification for certain of our frozen fruit and vegetable products and HACCP certification for certain of our frozen vegetable, fruit and chestnut products and our bottom-open chestnuts. We believe that our quality controls and standards of products distinguish us from other manufacturers in both domestic and international markets.

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

We believe our facilities are adequate for our current levels of production. We anticipate, however, that we may require additional facilities and/or product lines as our business grows. We are exploring the possibility of alliances with one or more OEM partners for the production, in the short-term, of some of our convenience food products and frozen products should our facilities be inadequate to meet increasing demand. We are also exploring the possibility of leasing additional production lines to expand our production capacity. In 2008, we leased two convenience foods production lines in Dongguan, Guangdong Province, which increased production capacity by approximately 3,000 metric tons per year to meet our short-term needs. We did not lease any production facility during 2012. Given the relatively low cost to lease, we may decide to lease additional facilities in 2013, should circumstances require. In the long-term, we plan to increase our own production capacity by acquiring or building new facilities, subject to the availability of adequate sources of funding.

Storage Capacity

Storage of our raw materials and inventory is a critical element of our business. Our raw materials and partially finished products need to be preserved in frozen storages (-18ºC to -20ºC) or constant temperature storages (-5ºC to 5ºC). Storage is particularly critical for our chestnut products because chestnuts are a seasonal fruit.

The following table illustrates on a facility by facility basis the type and capacity of our storage resources:

Facility	Storage Type	Number of	Capacity
		Storage Units	(metric tons)
Junan Hongrun	Frozen Storage	19	20,100
	Constant Temperature	8	4,800
Shandong Lorain	Frozen Storage	5	2,000
	Constant Temperature	3	1,500
Beijing Lorain	Frozen Storage	6	2,850
	Constant Temperature	3	1,800
Luotian Lorain	Frozen Storage	8	4,500
	Constant Temperature	4	2,000
Dongguan	Frozen Storage	2	800
	Constant Temperature	2	1,450
Shandong Greenpia	Constant Temperature	4	1,500
TOTAL		64	43,300

As we have expanded our production capacity, we have also expanded our storage capacity. All of the listed storage facilities are owned by us. In 2009, we expanded our storage capacity in Junan Hongrun by an additional 3,600 metric tons. In 2010, we also expanded storage facility in Dongguan by 1,000 metric tons and, through our acquisition of Shandong Greenpia, we have added four additional storage units with an aggregate capacity of 1,500 metric tons. We also added 13,500 metric tons of cold storage at the Junan Hongrun facility during 2011. We did not add our storage capacity during 2012. We may build or lease additional storage facilities from time to time should circumstance require.

Agricultural Operations

We grow or set up agricultural co-ops with local farmers to supply ourselves with a small portion of chestnut, fruit and vegetable products. For the year ended December 31, 2012 and 2011, the supplies coming from agricultural operations have been immaterial. We believe, however, that development of agricultural facilities is a good strategy for the long-term. We anticipate that self grown agricultural products and agricultural products grown in cooperation with local farmers will enable us to assure adequacy of supply, promote quality and reduce cost, particularly for our high margin offerings. For example, by growing Korean cultivar chestnuts domestically, we expect to significantly reduce our supply costs for this premium product, while ensuring superior quality.

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

Raw Materials

In 2012 and 2011, approximately 86% and 88% of our procured raw materials, respectively, consisted of agricultural products, including primarily chestnuts and vegetables, approximately 7% and 7%, respectively, consisted of packaging materials and approximately 7% and 5% consisted of condiments such as sugar, salt and flour.

Our Supply Sources

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, red meat, fish, eggs, rice and flour. Because of the diversity of available sources of these raw materials, we believe that our raw materials are currently in adequate supply and will continue to be so in the future.

We obtain our agricultural raw materials from three sources: domestic procurement (excluding self-supply), overseas markets, and self-supply. Domestic and overseas procurement accounted 96.4% and 3.4%, respectively, of our total raw material costs in 2012, with self-supply accounted for less than 1%. We obtained substantially all of our agricultural raw materials from domestic sources during 2012.

In 2012 and 2011, respectively, we procured approximately 62,934 and 64,851 metric tons of chestnuts and approximately 72,254 and 54,827 metric tons of vegetables and other raw materials from a number of third party suppliers, domestic and overseas, and produced approximately 160 and 258 metric tons of chestnuts from our own agricultural operations.

We select suppliers based on price and product quality. We typically rely on numerous domestic and international suppliers, including some with whom we have a long-term relationship. Our top 10 suppliers accounted for 34.1% and 17.9%, respectively, of the total procurement in 2012 and 2011 in value terms. We purchase from suppliers and farmers pursuant to supply contracts and underlying purchase orders. We have not entered into any long-term contracts with any of our suppliers.

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

Procurement Cost and Quality Control

To control procurement costs, we have built our facilities near domestic sources of agricultural raw materials. For example, Junan Hongrun and Shandong Lorain are located in Shandong Province, which is China’s largest supplier of fresh products by volume. Shandong Province is also a major chestnut producing region. Local procurement reduces our costs, especially transportation costs. It also gives us first-hand harvest and market information, which provides us with an advantage in price negotiations with suppliers.

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

Our Customers

Our products are sold in domestic markets as well as exported to foreign countries and regions such as Japan, Korea and Europe. In 2012 and 2011, approximately 71.3 and 73.7%, respectively, of our sales were made domestically and approximately 28.7% and 26.3%, respectively, were to international customers, primarily Japan and South Korea. Our top ten customers contributed 15.4% and 15.5% of our total revenues in 2012 and 2011.

Domestic

In China, we sell our products through our own sales team and through third-party distributors. We have 36 sales offices in 21 provinces in China. In 2012 and 2011, we sold approximately 95.2% and 88%, respectively, of our products directly to our Chinese customers and approximately 4.8% and 12% through third-party distributors.

We sell our products in all first-tier cities in China, including Beijing, Shanghai, Tianjin and Guangzhou, through our own sales team in order to capture the profit margin that would otherwise go to intermediate wholesalers and to enhance our brand recognition. Our sales team sells our products directly to supermarket chains, mass merchandisers, large wholesalers and others in these markets. In second-tier and third-tier cities, we currently sell our products to third-party distributors, such as food companies or trading companies with established distribution channels in such regions, rather than through our own sales team, in order to enable us to penetrate such markets more quickly without spending significant capital. We also sell to small customers through independent sales representatives.

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

We plan to gradually increase the portion of sales to third party distributors in order to access new markets in China in a cost efficient manner and to improve our cash position. Such plans are subject to our ability to restructure the sales force and manage the increased number of distributors without compromising our profit margins.

International

Our export sales destinations include:

•	Asia pacific, primarily Japan, South Korea and Malaysia, but also Singapore, Philippines, and Australia;
•	Europe, primarily Belgium and the United Kingdom, but also France, Germany, the Netherlands, Spain, Poland, and Denmark
•	the Middle East, primarily Saudi Arabia and Israel;
•	North America, including the United States and Canada

We generate most of our sales in Asia. In 2012 and 2011, respectively, approximately 94.2% and 93.8% of our international sales were in Asia and approximately 5.5% and 5.7% were in Europe.

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

Our Sales and Marketing Efforts

We seek to expand our customer base by:

•	direct sales communications with our large customers;
•	sales through distributors to new customer bases;
•	referrals from existing customers; and
•	participation in domestic and international food exhibitions and trade conferences.

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In 2012 our marketing and branding efforts included supermarket advertising and internet advertising. We intend to increase our advertising and branding efforts given the consumer nature for many of our products. For the near future, our marketing efforts will continue to focus primarily on the domestic Chinese market for our chestnut and convenience food products.

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

Convenience Food Products

The market competition for convenience food products is based mostly upon quality and product variety. We attempt to use our modern food processing technology, such as nitrogen preservation, to produce a wide variety of high quality convenience foods.

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

We believe that we are able to provide our customers with greater selection and a more reliable supply than many of our competitors, which is especially important for our supermarket chain and large wholesaler customers. We produced 58 chestnut products in 2012. We believe that we are the sole provider of certain bottom-open chestnut and sweetheart chestnut products in China.

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

We use modern food processing technology and innovation in our formulation and manufacturing processes to create high quality products. Nitrogen preservation in particular, used in the production of convenience foods, is an innovative technology which has not been widely applied in China.

In 2008, we submitted an application for patent protection in the PRC for two of our technologies which support the production of our chestnut and convenience food products, with one successful patent grant and one denial. During 2009 and 2010, we submitted four additional patent applications, with three successful patent grants and one remaining under review. (See “Intellectual Property” below.) We believe that our technology gives us an advantage over our Chinese competitors, allowing us to produce chestnut and convenience food products that are superior in quality and to offer more products varieties.

We believe that our reputation for quality also contributes to our competitiveness. We maintain high food safety standards, in order to satisfy both domestic and international requirements. We regularly test our products for quality and compliance with standards.

Intellectual Property

Trademarks

We use the trademarks on all of our products sold in China.

Patents

We have developed the following six proprietary technologies to support our chestnut and convenience food production:

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

•

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

•

High-temperature chestnut roasting machine is an innovative chestnut roasting device, which overcomes shortcomings of traditional roasters such as low efficiency and uneven heating. It is a sealed cylinder device and also equipped with thermometer and manometer to gauge the temperature and pressure inside the roaster. This new roasting device is also energy efficient and environmentally friendly. Our patent application for this device was approved by the State Intellectual Property Office in July 2011, and protected by PRC patent law for 10 years.

We were also granted two additional patents by the State Intellectual Property Office of the PRC during 2012, including the preparation of aerated snack beans and frozen bottom open chestnuts. The patent application for the device and the preparation procedure for chestnut roasting within a high pressure cylinder device we submitted during 2010 is still pending review. The approval for patents can typically takes 3 to 4 years. We also submitted one additional patent application during 2012 for the preservation, storage and processing procedures for chestnuts, which is also currently under review.

We take reasonable steps to protect our proprietary information and trade secrets, such as limiting disclosure of proprietary plans, methods and the like on a need-to-know basis and requiring employees with access to our proprietary technology to enter into confidentiality arrangements. We believe that our proprietary technology and trade secrets are adequately protected.

Our Employees

As of December 31, 2012, we had a total of 2,005 full-time employees and 460 part-time employees. 780 of our full-time employees are directly employed by our subsidiary companies and the remaining employees are employed by Linyi Zhifu Labor Service Company, an outside company that leases employees to us to meet our staffing needs. As required by Chinese law, all employees are party to a written employment contract. We compensate the employees leased from Linyi Zhifu directly and pay Linyi Zhifu a service fee. Linyi Zhifu is responsible for the pension and social insurance benefits of the leased employees, as described below.

The following table sets forth the allocation of employees, both direct and leased, by job function.

Department	Number of
Employees

Production	2,048
Quality Control	78
Domestic Sales	137
Human Resources	8
Research and Development	40
International Sales	39
Finance	41
Procurement	23
Administration	44
Strategic planning	7
Total	2,465

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

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. We were required to contribute to the scheme on behalf of our direct employees at a rate of 24% of the average monthly salary for the years ended December 31, 2012 and 2011. In addition, we are required by Chinese law to cover our employees with various types of social insurance. We made contributions to the social insurance scheme on behalf of our direct employees at a rate of 4% of the average monthly salary for each employee for the years ended December 31, 2012, 2011, and 2010. As indicated above, Linyi Zhifu is responsible for contributions on behalf of the leased employees.

Our Research and Development Activities

Our research and development efforts are focused on three objectives:

•	Superior product safety and quality;
•	Reduction of operating costs; and
•	Sustaining growth through the development of new products.

We have research and development staff at each of our facilities. In total, 40 employees are dedicated to research and development.

We rely heavily on customer feedback to assist us in the modification and development of our products. We also utilize customer feedback to assist us in the development of new products. Over the past several years, on average, we added 10 to 20 new varieties to our product portfolio each year. In 2012, we added 7 new products, most in our convenience and frozen foods segment. In 2012, we discontinued 27 products in the convenience food segment primarily due to slow sales.

The amount we spent on research and development activities during the years ended December 31, 2012 and 2011 was not a material portion of our total expenses for those years.

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

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2012, the cost of our raw materials increased from $127,798,200 to $145,460,250 for an increase of approximately 13.8%. We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The prices that we have paid for our raw materials recently have experienced significant fluctuation. If these price fluctuations continue, our profit margins may be materially adversely affected.

The average price that we paid for chestnuts in 2012 and 2011 was approximately $1,433 per metric ton and $1,071 per metric ton, respectively, excluding value added taxes. We do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further, and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

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

We have grown rapidly over the last few years. Our sales increased from $27,735,833 in 2004 to $239,673,463 in 2012. The number of product types we sold increased from approximately 100 in 2004 to approximately 234 in 2012. We intend to continue to expand the volume and variety of products we offer, as well as the geographical scope of our sales and production facilities. Our business growth could place a significant strain on our managerial, operational and financial resources. Our ability to manage future growth will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our workforce. Our personnel, systems, procedures and controls may not be adequate to support our future growth. Failure to effectively manage our expansion may lead to increased costs, a decline in sales and reduced profitability.

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

We conduct a substantial amount of business internationally. Our export sales destinations include countries in Asia, Europe, the Middle East and North America. Our international operations are subject to a number of inherent risks, including:

•	chestnut products may not be widely recognized internationally, especially in Western countries;
•	local economic and political conditions, including disruptions in trading markets;
•	restrictive foreign governmental actions, including restrictions on transfers of funds and trade;
•	protection measures, including export duties and quotas and customs tariffs;
•	currency exchange rate fluctuations;
•	earthquakes, tsunamis, floods or other major disasters may limit the imported food products; and
•	unexpected incidents related to food safety.

Any of the foregoing risks could have a material and adverse effect on our operating results.

A significant amount of our revenues is dependent on a limited number of customers and the loss of any one of our major customers could materially and adversely affect our growth and our revenues.

A significant portion of our revenues has historically been derived from a limited number of customers, particularly in our chestnut products segment. Sales to our ten largest customers accounted for approximately 16% and 15.4% of our total revenues in 2011 and 2012, respectively. The loss of any one of these customers, or a material decrease in purchases by any one of these customers, could adversely impact our revenues.

We rely primarily on distributors to sell our products. Any delays in delivery or poor handling by our distributors or third-party transport operators may affect our sales and damage our reputation.

In 2012, we sold our products through over 100 distribution service providers. The services provided could be suspended and could cause interruption to the supply of our products to domestic or overseas customers. Delivery disruptions may occur for various reasons beyond our control, including poor handling by service providers or third party transport operators, transportation bottlenecks, natural disasters and labor strikes, and could lead to delayed, damaged or lost deliveries. If our products are not delivered in a timely manner, our reputation could be harmed. If our products are damaged in the process of being delivered, we may be liable to pay for such damages incurred.

Failure of the market to accept our new products, or failure to obtain regulatory approval for our new products, may cause us to lose our competitive position in the food industry.

We introduced 16 new products in 2011 and 7 new products in 2012. We plan to introduce approximately 10 to 20 new products in 2013. The success of the new products we introduce depends on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences. We intend to introduce new products as well as alternative flavors, sizes and packaging for our existing products. We may not be able to gain market acceptance for our new products. Consumer preferences change, and any new products that we introduce may fail to meet the particular tastes or requirements of consumers, or may be unable to replace their existing preferences. Our failure to anticipate, identify or react to these particular tastes or changes could result in reduced demand for our products, which could in turn cause us to be unable to recover our development, production and marketing costs.

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

We also fund approximately 24.4% of our working capital requirements from the proceeds of short-term loans from Chinese banks. Our average loan balance from short-term bank loans in 2012 was approximately $34.4 million. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency.

Management anticipates that our existing capital resources and cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements through 2013. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

We are subject to credit risk in respect of account receivables.

In 2008 and 2009, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. Starting in 2008 and through 2012, we gradually shortened credit terms for many of our international and domestic customers from between 30 and 180 days to between 30 and 60 days. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

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

Mr. Chen is the record owner of approximately 44.4% of our outstanding voting securities. As a result, he possesses significant influence over our business. For instance, Mr. Chen may elect our board of directors, authorize significant corporate transactions or prevent a future change in control of our company.

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

There are currently warrants outstanding to purchase up to an aggregate of 1,835,064 shares of our common stock. The term of 1,753,909 of these warrants expire in April 2015, the term of 501,115 of these warrants expire in October 2012, and the term of 81,155 of these warrants expire in January 2014. The exercise prices of these warrants range from $2.81 to $4.25 per share, subject to adjustment. If holders of these warrants exercise the warrants in exchange for shares of our common stock, such issuances may have a dilutive effect on the stock ownership of existing shareholders and may harm the market price of our stock. Furthermore, if we were to attempt to obtain additional financing during the term of these warrants, the terms on which we obtain such financing may be adversely affected by the existence of these warrants.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our primary facilities, which are owned except where otherwise indicated, are as follows:

Facility	Location	Approximate Size	Owned or Leased
		(Square Meters)
Junan Hongrun	Junan County, Shandong Province, PRC	197,637	Owned
Shandong Lorain	Junan County, Shandong Province, PRC	31,459	Owned
Beijing Lorain	Miyun County, Beijing Province, PRC	22,677	Owned
Luotian Lorain	Luotian County, Hubei Province, PRC	54,251	Owned
Dongguan Lorain	Dongguan County, Guangdong Province, PRC	5,472	Leased
Shandong Greenpia	Junan County, Shandong Province, PRC	33,332	Owned

We may also own or lease space for additional facilities, including refrigerated storage facilities, and smaller offices, including sales offices, located in China.

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

As disclosed previously on the Company’s Current Report on Form 8-K on October 15, 2012, the Company announced that its Board of Directors (the “Board”) has received a proposal letter from Mr. Si Chen, Chairman, CEO and President of the Company, to acquire all of the outstanding ordinary shares of the Company not currently owned by Mr. Chen at a proposed price of $1.6 per ordinary share, in cash, subject to certain conditions. Subsequently on November 9 and November 15, 2012, respectively, the Company was served, through its corporate agent, two law suits alleging, among other things, that the Board has violated its fiduciary duties in association with the proposed going private transaction by Mr. Si Chen. The two cases which were filed in the States of Wisconsin and Nevada, respectively, are described further below.

On October 24, 2012, a putative class action was filed in Nevada state court challenging the proposed acquisition. Calkins v. Chen, A-12-670690-C. The complaint asserted a claim against Mr. Chen for alleged breaches of fiduciary duty in connection with the proposed transaction. Although the complaint also listed the Company as a defendant and sought relief from the Company, it did not assert any claims against the Company. Among other relief, the plaintiff sought to enjoin the proposed acquisition. On February 25, 2013, the Nevada suit was voluntarily dismissed by the plaintiff.

On October 25, 2012, another putative class action, Paul v. American Lorain Corporation, 12-cv-2503, was filed in Wisconsin state court challenging the proposed transaction. The complaint asserted claims against the Board for alleged breaches of fiduciary duty, and claims against the Company for allegedly aiding and abetting those alleged breaches of fiduciary duty. This complaint also sought to enjoin the proposed acquisition, among other relief. The plaintiff has served only the Company and our former independent director Tad Ballantyne. On March 5, 2013, plaintiff moved for a default judgment against Mr. Ballantyne and counsel for Mr. Ballantyne has filed an opposition and a request for additional time to respond to the complaint. Mr. Ballantyne decided to resign from the Board to protect his personal interests as disclosed in the Company’s Current Report on Form 8K/A filed with the filed with the Securities and Exchange Commission on March 15, 2013.

The Wisconsin suit was disclosed in the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2012 under Part II, Item 1, Legal Proceedings, as well as in the Company’s Form 8-K/A filed with the Securities and Exchange Commission on March 15, 2013 in association with the resignation of Mr. Ballantyne.

The Company believes that the two cases were without merit, and since a special committee of the Board is still evaluating Mr. Si Chen’s going private proposal, there is no ground for the plaintiffs’ allegations. Hence, the Company did not take action to defend the cases.

The Company intends to await the outcome of the Board’s evaluation of Mr. Chen’s going private proposal and defend vigorously any litigation that might continue to exist or arise at that time. At this stage of the proceedings, we cannot predict the outcome of this litigation or whether it will have a material effect on our results of operations, liquidity or capital resources.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Our common stock is quoted on the NYSE AMEX under the symbol “ALN”. As of March 29, 2013 the closing price for our common stock was $1.26 per share.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
	Market Prices
	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	$1.74	$1.31
Second Quarter	$1.39	$1.10
Third Quarter	$1.30	$1.03
Fourth Quarter	$1.45	$1.13

Fiscal Year Ended December 31, 2011
First Quarter	$2.89	$2.26
Second Quarter	2.38	1.28
Third Quarter	2.19	1.44
Fourth Quarter	1.60	1.25

Approximate Number of Holders of Our Common Stock

On December 31, 2012, there were 294 stockholders of record of our common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

Information for our equity compensation plans in effect as of the end of fiscal year 2012 is as follows:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category
Equity compensation plans approved by security holders	1,334,573	1.58	1,165,427
Equity compensation plans not approved by security holders	0	N/A	0
Total	1,334,573	1.58	1,165,427

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

We conduct our production activities in China. Our products are sold in domestic markets as well as exported to foreign countries and regions such as Japan, Korea and Europe. We believe that we are the largest chestnut processor and manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced 58 high value-added processed chestnut products in 2012. We derive most of our revenues from sales in China, Japan and South Korea. In 2013, our primary strategy was to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories, and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2012, the cost of our raw materials increased from $127,798,200 to $145,460,250, for an increase of approximately 13.8% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The average price that we paid for chestnuts in 2012 and 2011 was approximately $1,433 per metric ton and $1,071 per metric ton, respectively, excluding value added taxes. In past few years, increasing inflation pressures weighed on the Chinese economy, as well as on agricultural products. We do not have effective means and do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

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

We also funded approximately 24.4% and 43.8% of our working capital requirements in 2012 and 2011, respectively, from the proceeds of short-term loans from Chinese banks. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our average loan balance from short-term bank loans in 2012 and 2011 were approximately $34.4 million and $20.9 million, respectively. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing 2010, the Chinese government has implemented more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we completed two private placement financings in September 2010 and October 2009 with net proceeds of $9.0 million and $10.9 million, respectively, the proceeds of which were primarily used as working capital. We also secured a $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010, which we have fully drawn down in 2011. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

We anticipate that our existing capital resources, cash flows from operations, current and expected short-term bank loans, as well as remaining proceeds from the September 2010 private placement and the loan from DEG will be adequate to satisfy our liquidity requirements through 2013. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

The crisis of the financial and credit markets worldwide in the second half of 2008 has led to a severe economic recession worldwide. Furthermore, the European countries experienced severe debt crisis during 2011 and 2012 which further weighed on the global economy as well as financial market. The outlook for 2013 is still uncertain, but continuation or worsening of unfavorable economic conditions, including the ongoing global economy and capital markets disruptions, could have an adverse impact on our business, operating results or financial condition in a number of ways. For example, we may experience declines in revenues, profitability and cash flows as a result of reduced orders, delays in receiving orders, delays or defaults in payment or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. In addition, changes and volatility in the equity, credit and foreign exchange markets and in the competitive landscape make it increasingly difficult for us to predict our revenues and earnings into the future.

In 2008 and 2009, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. Starting in 2008 and through 2012, we gradually shortened credit terms for many of our international and domestic customers from between 30 and 180 days to between 30 and 60 days. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, and the differences between the two periods expressed in dollars and percentages:

	2012	2011	Increase/Decrease	Increase/Decrease
(in thousands of U.S. dollars)			($)	(%)
Revenue	239,673	213,222	26,451	12.4%
Cost of Revenue	-188,565	-168,209	-20,356	12.1%

Gross profit	51,108	45,013	6,095	13.5%

Operating Expenses:
Selling and Marketing	-11,742	-10,514	-1,228	11.7%
General and administrative	-7,507	-6,584	-923	14.0%

Income from continuing operations	31,859	27,916	3,943	14.1%

Non-operating Income
(Expenses):
Government grant	1225	746	479	64.2%
Interest income	338	87	251	288.5%
Other income	178	2,450	-2,272	-92.7%
Other expense	-87	-733	646	-88.1%
Interest Expense	-4,032	-2,562	-1,470	57.4%

Income before taxes	29,481	27,903	1,578	5.7%
Income Taxes	-7,737	-6,819	-918	13.5%
Income before Minority Interest	21,744	21,084	660	3.1%
Minority Interest	-1,321	-1,196	-125	10.5%

Net Income	20,423	19,887	536	2.7%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

Net Revenues. Net revenues increased by $26.5 million, or approximately 12.4%, to $239.7 million in 2012 from $213.2 million in 2011. This increase was attributable to the increased revenues generated from sales of each of our product segments, as reflected in the following table:

	2012	2011	Increase /	Increase /
	Revenues	Revenues	Decrease	Decrease
(in thousands of U.S. dollars)	($)	($)	($)	(%)
Chestnut	125,101,585	110,263,973	14,837,612	13.5%
Convenience food	79,575,069	72,887,580	6,687,489	9.2%
Frozen food	34,996,809	30,070,553	4,926,256	16.4%
Total	239,673,463	213,222,106	26,451,357	12.4%

The increase in revenue was driven by growth in both our domestic sales and exports. Revenues from sales in the Chinese domestic market increased by approximately $13.8 million, or approximately 8.8%, in 2012. As a percentage of total revenues, revenues from sales in the domestic PRC market decreased slightly to approximately 71.3% from approximately 73.7% in 2011.

In addition, in 2012, revenues from international sales to Japan, France, United Kingdom, and Spain as well as other countries increased, in the aggregate, approximately $12.7 million, or 22.6%, compared to 2011. See Note 16 to the financial statements contained elsewhere in this report for more information on the breakdown of our sales per geographic region.

Cost of Revenues. Our cost of revenues increased $20.4 million, or approximately 12.1%, to $188.6 million in 2012 from $168.2 million in 2011. This increase was attributable to the following factors, by percentage:

Category	Allocation of
Increase in
Cost
of Revenues
(%)
Raw Materials	103.6%
Other Allocated Overhead (depreciation, utilities, freight, equipment consumables)	2.6%
Wages	-6.2%

Raw material costs increased to $145,460,250, or approximately 13.8%, in 2012 from $127,798,200 in 2011, primarily reflecting our increase operation and sales. Overhead expenses increased primarily due to increased depreciation expenses and utility expenses. Wage expense decreased slightly as the company controls cost carefully and gradually upgrades its production towards automation.

The following table reflects the changes in our cost of revenues in 2012 as compared to 2011 among our different segments:

(thousands of U.S.	2012 Cost of	2011 Cost of	Increase/
dollars)	Revenues	Revenues	(Decrease)
	($)	($)	(%)
Chestnut Products	96,325	86,986	10.7%
Convenience Products	62,820	57,500	9.3%
Frozen Products	29,420	23,722	24.0%
Total	188,565	168,209	12.1%

Gross Profit. Our gross profit increased $6.1 million, or 13.5%, to $51.1 million in 2012 from $45.0 million in 2011 as a result of higher net revenues, partially offset by higher cost of revenues, for the reasons indicated above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased approximately $1.2 million, or 11.7%, to $11.7 million in 2012 from $10.5 million in fiscal year 2011. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

(in U.S. dollars)	Increase in
costs in 2012
over 2011
Wages (sales personnel)	199,951
Transportation	689,235
Storage	443,361
Port Fee	816,556

The increases listed in the table above were partially offset by an aggregate of $1.1 million decreases of other factors, including sea transportation, client entertainment, and leasing expenses.

General and Administrative Expenses. Our general and administrative expenses increased approximately $923,030, or 14.0%, to $7.5 million in 2012 from $6.6 million in 2011. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

(in U.S. dollars)	Increase in
costs in 2012
over 2011
Wage and Benefit	309,595
Depreciation and Amortization	298,957
Travel Expense	99,590
Legal Fee	77,633

Government Subsidy Income

Government subsidy income increased from $745,708 in 2011 to approximately $1.2 million in 2012, representing grants received mostly from the Junan County government and Hubei government to assist us in our research and business development.

Income Before Taxation and Minority Interest

Income before taxation and minority interest increased $1.6 million, or 5.7%, to $29.5 million in 2012 from $27.9 million in 2011 as a result of higher revenues, partially offset by higher costs of revenues and operating expenses, for the reasons indicated above.

Income Taxes

Income taxes increased approximately $1.0 million, or 13.5%, to $7.7 million in 2012, as compared to $6.8 million in 2011. This increase was attributable to the higher income earned in 2012 as compared to 2011, as well as higher income tax rates. Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises, without any tax holiday. However, the PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008 to continue utilizing such tax holidays until they are fully utilized. The income tax rates applicable to our Chinese operating subsidiaries in 2010, 2011, and 2012 are depicted in the following table:

	2010	2011	2012
Income Tax
Junan Hongrun	25%	25%	25%
Luotian Lorain	15%	25%	25%
Beijing Lorain	15%	15%	25%
Shangdong Lorain	25%	25%	25%
Dongguan Lorain	25%	25%	25%
Shandong Greenpia	25%	25%	25%

Minority Interest.

Shandong Economic Development Investment holds 19.8% of the equity of our subsidiary Shandong Lorain, which is reflected in the minority interest of $1.3 million in 2012 and $1.2 million in 2011.

Net Income.

Net income increased $535,170, or 2.7%, to $20.4 million in 2012 from $19.9 million in fiscal year 2011, as a result of the factors described above.

Liquidity and Capital Resources

General

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products and expanding our facilities. In the past, our primary sources of financing have been cash generated from operations and short-term loans from banks in China. In October 2009 and September 2010, we obtained approximately $11 million and 9 million, respectively, from two private placement transactions. We also secured a $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010 which we have fully drawn down in 2011. Proceeds from the private placement transactions and cash drawn down from the DEG loan, together with cash generated from operations and short-term bank loans, have been primarily used to fund our working capital needs, as well as addition to our construction in progress and purchase of fixed assets. At December 31, 2012 and 2011, cash and cash equivalents (including restricted cash) were $36.3 million $30.4 million, respectively.

We expect to continue to finance our operations and working capital needs in 2013 from cash generated from operations and short-term bank loans. We expect that anticipated cash flows from operations and short-term bank loans will be sufficient to fund our operations through at least the next twelve months.

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

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flows Data:
(in thousands of U.S. dollars)	For year ended December 31,
	2012	2011
Net cash flows provided by (used in) operating activities	8,955	(2,141)
Net cash flows provided by (used in) investing activities	(3,347)	(16,217)
Net cash flows provided by (used in) financing activities	8,325	17,009

Operating Activities

Net cash provided by operating activities for 2012 was $9.0 million and net cash used in operating activities for 2011 was $2.1 million. The increase of approximately $11.1 million in net cash flows provided by operating activities resulted primarily from a higher net income of $659,814, a higher depreciation of 571,459, and a lower increase in accounts and other receivables of $8.5 million.

Investing Activities

During 2012, our uses of cash for investment activities are primarily purchase equipments and security deposits. Net cash used in investing activities for 2012 and 2011 were $3.3 million and $16.2 million, respectively, with the increase of approximately $12.9 million resulted primarily from a $19.7 million decrease in restricted cash, $11.4 million less payment for the purchase of plant and equipment, partially offset by $10.0 million higher payment for security deposit.

Financing Activities

Net cash provided by financing activities for 2012 and 2011 were $8.3 million and $17.0 million, respectively. The decrease of approximately $8.7 million in net cash provided by financing activities resulted primarily from a decrease of $13.7 million in net short-term bank borrowings, partially offset by $5.0 million increase in long term bank borrowings.

Loan Facilities

As of December 31, 2012 and 2011, we carried $28.7 million and $36.0 million short term bank loans from Chinese domestic banks. Please refer to Note 9 of the consolidated financial statements for details.

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

As of December 31, 2012, the particulars of the commonly controlled entities are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
			$
Shandong Lorain Co., Ltd	PRC	80.2	12,837,397
Luotian Lorain Co., Ltd	PRC	100	4,019,743
Junan Hongrun Foodstuff Co., Ltd	PRC	100	47,483,773
Beijing Lorain Co., Ltd	PRC	100	1,587,024
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	2,437,670
Dongguan Lorain Co,,Ltd	PRC	100	158,702
International Lorain Holding Inc.	Cayman Islands	100	49,386,219

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

We have the accounting policy regarding financial instruments for our financial statements in 2012 and 2011. We consider it critical because our business is becoming more global in nature and the use of fair value for financial instruments has been widely adopted by accounting bodies around the globe. With financial statements that are widely accepted and comparable in many jurisdictions we will have greater access to capital locally.

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

In October, 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). The amendments cover a wide range of topics in the FASB ASC. The amendments are incorporated into two sections: a. Technical corrections and improvements, and b. Conforming amendments related to fair value measurements.

a.	The amendments in the technical corrections and improvements section are categorized as follows:
•

Source literature amendments. These amendments are considered necessary due to differences between source literature and the FASB ASC. The amendments primarily carry forward legacy document guidance and/or subsequent amendments into the FASB ASC. Often, either writing style or phrasing in the legacy documents did not directly relate to the FASB ASC format and style so that the meaning of certain guidance might have been unintentionally altered.

•	Guidance clarification and reference corrections. These amendments include updated wording or corrected references, or a combination of both.
•	Relocated guidance. These amendments primarily move authoritative literature guidance from one location to another location that is deemed more appropriate within the FASB ASC.

b.

On the fair value measurements issue, the guidance in ASU 2012-04 identifies when the use of the term “fair value” should be linked to the definition of fair value included in FASB ASC 820, entitled Fair Value Measurement. Most of the amendments are of a nonsubstantive nature. Many of the amendments relate to conforming wording to be consistent with the terminology in FASB ASC 820 for example, references to market value and current market value have been changed to appropriately refer to fair value so that the literature is consistent throughout.

In October 2012, the FASB issued ASU No. 2012-06, “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution” (“ASU 2012-06”). This amendment requires that indemnification assets recognized in accordance with Subtopic 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement should be subsequently measured on the same basis as the asset subject to indemnification. For public and nonpublic entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

As of December 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

For public entities, the amendments that are subject to the transition guidance is effective for fiscal periods beginning after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2012 begins on page F-2 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of December 31, 2012, our internal controls over financial reporting are not effective.

The material weakness and significant deficiency identified by our management as of December 31, 2012 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

Remediation Initiative

We plan to provide U.S. GAAP training sessions to our accounting team. The training sessions will be organized to help our corporate accounting team gain experience in U.S. GAAP reporting and to enhance their awareness of new and emerging pronouncements with potential impact over our financial reporting. We have also participated in the SEC Year End Conference: An Accounting & Reporting Update for US listed Companies given by former SEC and PCAOB staff on December 2012 in Beijing, and plan to continue participate in such educational seminars, tutorials, and conferences in future..

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Controls.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all misstatements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of such controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of misstatements, if any, have been detected or prevented. Also, projections of any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the name, age and position of each of our current directors as well as the date that each officer began their service as a director.

Name	Age	Position	Director Since
Si Chen	50	Chairman, Chief Executive Officer, President and Director	2007
Yundong Lu	38	Chief Operating Officer and Director	2008
Maoquan Wei	66	Director	2008
Dekai Yin	60	Director	2009
William Jianxiao Wu(1)	35	Director	2013

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

MR. WILLIAM JIANXIAO WU. Mr. Wu was appointed as one of our directors in March 2013. Mr. Wu is the founding partner of Yi Jiu Tian Xing (Beijing) Capital Investment Advisory Co. Ltd. (“EC Capital”), which provides financial services to private companies in China, a position which he continues to hold as of the date of this Report. Before founding EC Capital, from 2006 to 2011, Mr. Wu served as an executive director of The Hina Group, a boutique investment banking firm registered with FINRA USA. During his employment with The Hina Group, Mr. Wu was involved in numerous private placements and M&A deals, such as representing Asiainfo Holdings, Inc. (Nasdaq: Asia) in its merger with Linkage Technologies International Holdings Limited. From 2006 to 2011, Mr. Wu was involved in the closings of transactions which in the aggregate are valued at approximately $1 billion, in the telecom and the high-tech sectors. Before joining The Hina Group, Mr. Wu worked for Datang Telecom Technology Co., Ltd. (SSE: 600198) as a sales manager. Mr. Wu holds a Bachelors Degree in Electronic Engineering from Wuhan University and an IMBA from the Tsinghua University School of Economics and Management. He was also awarded the title of “Honorable MBA Alumni” by The Hong Kong University of Science and Technology.

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

Name	Age	Position	Executive Officer Since
Si Chen	50	Chairman, Chief Executive Officer, President and Director	2007
David She	29	Chief Financial Officer	2010
Yundong Lu	38	Chief Operating Officer and Director	2008

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

Audit Committee

The Audit Committee assists our board in monitoring:

•	our accounting, auditing, and financial reporting processes;
•	the integrity of our financial statements;
•	internal controls and procedures designed to promote our compliance with accounting standards and applicable laws and regulations; and
•	the appointment and evaluation of the qualifications and independence of our independent auditors.

Dekai Yin, William Jianxiao Wu, and Maoquan Wei, all of whom are independent directors under SEC rules and the rules of NYSE Amex, are currently serving as members of the Audit Committee. Mr. Yin is the chairman of the Audit Committee and is our audit committee financial expert.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, which we also refer to throughout this report as the SEC. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers, directors and such beneficial owners, we believe that all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year ended December 31, 2012.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation earned by our named executive officers in 2010, 2011 and 2012 for services provided to us and our subsidiaries. None of our current executive officers earned compensation that exceeded $100,000 in 2010, 2011 or 2012.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Si Chen Chief Executive Officer	2010 2011 2012	66,000 66,000 66,000	- -	- -	- -	66,000 66,000 66,000
David She Chief Financial Officer	2011 2012	72,727 90,909				72,727 90,909

(1)

This column represents the fair value of the stock award on the grant date determined in accordance with the provisions of ASC 718. See Note 18 to the financial statements included in our original Form 10-K for the year ended December 31, 2012 for the assumptions made in the valuation of these awards.

(2)

This column represents the fair value of the stock option on the grant date determined in accordance with the provisions of ASC 718. See Note 18 to the financial statements included in our original Form 10-K for the year ended December 31, 2012 for the assumptions made in the valuation of this award.

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

Outstanding Equity Awards at Fiscal Year End

	Option Awards				Stock Awards

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c) (1)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
YundongLu	33,580		$1.58	7/27/14

(1)	Options vest 33% per year over 3 years from date of grant.

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

With respect to non-statutory options granted to employees, directors or consultants, the Board may specify such period for exercise as the Board deems reasonable and appropriate, not less than 30 days following termination of employment or services (except that in the case of "termination for cause" or removal of a director, the option shall automatically terminate as of the termination of employment or services). The option may be exercised only with respect to installments that the optionee could have exercised at the date of termination of employment or services.

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

On September 17, 2009, Messrs. Dekai Yin, Yongjun Li and Tad Ballantyne were appointed as independent members of our Board and as members of our Board committees. Messrs. Yin, Li and Ballantyne are paid RMB 100,000 (approximately US $15,493) per year. Mr. Yongjun Li resigned as a Director effective May 18, 2012. Mr. Ballantyne resigned as a Director effective March 7, 2013. Mr. William Jianxiao Wu was appointed as a Director of the Board on March 11, 2013.

We may reimburse our non-employee directors for reasonable travel expenses related to attendance at board or board committee meetings. In 2012, we did not make any such reimbursements.

Our policy is not to pay compensation to directors who are also employees of the Company or its subsidiaries. As a result, Mr. Si Chen and Mr. Yundong Lu did not receive any compensation in 2012 for their service as directors.

The following table reflects the compensation earned by our directors in 2012:

Name	Fees Earned	Stock	Option	All Other	Total
	or Paid in	Awards	Awards	Compensation	($)
	Cash ($)	($)	($)	($)
Maoquan Wei	15,493	-	-	-	15,493
Dekai Yin	15,493	-	-	-	15,493
Tad Ballantyne (former director)	15,493	-	-	-	15,493

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Part II, Item 5 above for a tabular representation of our equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 29, 2013 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Except as otherwise indicated, the persons listed below have advised us that they have direct sole voting and investment power with respect to the shares listed as owned by them.

Unless otherwise specified, the address of each of the persons set forth below is c/o American Lorain Corporation, Beihuan Zhong Road, Junan County, Shandong, China 276600.

In the table below, percentage ownership is based on 34,616,714 shares of our common stock outstanding as of March 29, 2013.

Name and title of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Mr. Si Chen, Chairman, CEO and President	15,354,031	44.4%
Jayhawk Capital Management (1)	3,448,094	10.0%
Tongley Investments Ltd. (2)	3,618,421	10.5%
Mr. David She, CFO	-	*
Mr. Yundong Lu, COO and Director	34,307	*
Mr. Dekai Yin, Director	-	*
Mr. Maoquan Wei, Director	8,234	*
Mr. William Jianxiao Wu, Director	-	*
All officers and directors as a group (6 persons)	15,396,572	44.5%

* Less than 1%

(1) Based on information supplied by Jayhawk Capital Management, LLC, Jayhawk Private Equity Fund, L.P., Jayhawk Private Equity Co-Invest Fund, L.P., Jayhawk Private Equity GP, L.P., and Kent C. McCarthy in a Schedule 13G/A filed with the SEC on February 6, 2013.

(2) Based on information supplied by Tongley Investment Ltd. in a Schedule 13G filed with the SEC on February 5, 2013. The address of Tongley Investment Ltd. is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE~~.~~

Related Party Transactions

Since January 1, 2008, there have been no transactions between members of management, five percent stockholders, affiliates, promoters or finders.

Director Independence

Our board has determined that Messrs. Yin, Wu and Wei satisfy the criteria for independence under NYSE Amex and SEC rules for independence of directors and of committee members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES~~.~~

Audit Fees. We paid aggregate fees of approximately $141,000 and $138,500 for each of the fiscal years ended December 31, 2012 and December 31, 2011, respectively, to Samuel H. Wong & Co., LLP for professional services rendered by such firm for the audit and review of the financial statements included in our annual report on Form 10-K and for the review of the financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees. We paid aggregate fees to Samuel H. Wong & Co., LLP of approximately $7,653 and $2,831 for the fiscal year ended December 31, 2012 and 2011 for travel expenses, respectively.

Tax Fees. We paid aggregate fees of approximately $5,000 for each of the fiscal years ended December 31, 2012 and December 31, 2011 to Samuel H. Wong & Co., LLP for professional services rendered for tax compliance, tax advice and tax planning.

Board of Directors Pre-Approval Policies and Procedures

The Audit Committee has the sole authority to review in advance and grant any pre–approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non–audit services to be provided by the independent auditors as permitted by Section 10A of the Exchange Act, and (iii) all fees and the terms of engagement with respect to such services, except that the Audit Committee may delegate the authority to pre–approve non–audit services to one or more of its committee members who will present its decisions to the full Audit Committee at the first meeting following such decision. Following the Company’s establishment of an Audit Committee on August 1, 2008, all audit and non–audit services performed by Samuel H. Wong & Co., LLP during fiscal 2011 and 2012 were pre–approved pursuant to the procedures outlined above. Prior to the establishment of the Audit Committee, all services of the independent auditors were approved by the full board of directors.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2) Financial Statement and Schedules
The financial statements contained in the “Audited Financial Statements” beginning on page F-2 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit No.	Description
3.1

Articles of Incorporation of the registrant, as filed with the Nevada Secretary of State on June 15, 2009, Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.

3.2

Bylaws of the registrant, as filed with the Nevada Secretary of State on June 15, 2009, Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.

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

10.1

Securities Purchase Agreement dated as of October 28, 2009, by and between American Loan Corporation and the purchasers named therein. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 29, 2009 .

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

AMERICAN LORAIN CORPORATION

By:/s/ Si Chen
March 30, 2013	Si Chen
(Date Signed)	President, Director and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

	President , Director and Chief	March 30, 2013
Executive Officer
/s/ Si Chen	(Principal Executive Officer)
Si Chen

Chief Financial Officer
(Principal Financial Officer and
Principal
/s/ David She	Accounting Officer)	March 30, 2013
David She

/s/ Yundong Lu	Chief Operating Officer and Director	March 30, 2013
Yundong Lu

/s/ Dekai Yin	Director	March 30, 2013
Dekai Yin

/s/ Maoquan Wei	Director	March 30, 2013
Maoquan Wei

/s/ William Jianxiao Wu	Director	March 30, 2013
William Jianxiao Wu

AMERICAN LORAIN CORPORATION

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED BALANCE SHEETS	F-2 – F-3
CONSOLIDATED STATEMENTS OF INCOME	F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5 – F-6
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY	F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-30

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of American Lorain Corporation

We have audited the accompanying consolidated balance sheets of American Lorain Corporation as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Lorain Corporation as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	WWC, P.C.
March 14, 2013	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

	Note	At December 31,	At December 31,
		2012	2011
ASSETS
Current assets
Cash and cash equivalents	2(d)	$32,345,603	$17,353,494
Restricted cash	3	3,998,956	13,017,371
Trade accounts receivable	4	48,734,017	41,469,880
Other receivables	5	4,861,280	6,147,550
Inventory	6	38,072,704	34,348,997
Advance to suppliers		22,295,529	15,772,736
Prepaid expenses and taxes		381,905	132,710
Deferred tax asset		175,211	164,394
Security deposits and other Assets		9,293,615	16,373
Total current assets		$160,158,820	$128,423,505

Non-current assets
Investment		270,019	472,270
Property, plant and equipment, net	7	84,639,726	84,377,306
Land use rights, net	8	5,296,668	5,425,252
TOTAL ASSETS		$250,365,233	$218,698,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$28,725,143	$36,018,450
Long-term debt – current portion	12	4,226,107	57,066
Accounts payable		3,646,560	3,900,317
Taxes payable	10	5,005,346	4,237,142
Accrued liabilities and other payables	11	979,797	1,938,759
Customers deposits		1,428	-
Total current liabilities		$42,584,381	$46,151,734

Long-term liabilities
Long-term bank loans	12	14,382,306	15,597,831
Notes payable		12,696,196	-

TOTAL LIABILITIES		$69,662,883	$61,749,565

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

	Note	At December 31,	At December 31,
		2012	2011
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2012 and 2011, respectively		-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 34,616,714 and 34,507,874 shares issued and outstanding as of December 31, 2012 and 2011, respectively	13	34,617	34,508
Additional paid-in capital		53,487,389	53,015,636
Statutory reserves	2(r)	16,922,494	13,976,899
Retained earnings		84,097,961	65,939,713
Accumulated other comprehensive income		16,210,661	15,353,885
Non-controlling interests	14	9,949,228	8,628,127

TOTAL STOCKHOLDER’S EQUITY		$180,702,350	$156,948,768

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY		$250,365,233	$218,698,333

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

		For the years ended December 31,
	Note	2012	2011

Net revenues	2(t),15	$239,673,463	$213,222,106
Cost of revenues		(188,565,488)	(168,208,856)
Gross profit		$51,107,975	$45,013,250

Operating expenses
Selling and marketing expenses		(11,741,692)	(10,513,567)
General and administrative expenses		(7,506,881)	(6,583,851)
		(19,248,573)	(17,097,418)

Operating income		$31,859,402	$27,915,832

Government subsidy income		1,225,227	745,708
Interest income		338,027	86,562
Other income		177,728	2,449,950
Other expenses		(86,824)	(733,179)
Interest expense		(4,032,148)	(2,561,700)

Earnings before tax		$29,481,412	$27,903,173

Income tax	2(q),16	(7,737,643)	(6,819,245)

Net income		$21,743,769	$21,083,928

Other comprehensive income:
Foreign currency translation gain		856,776	5,972,198
Comprehensive Income		22,600,545	27,056,126
Net income attributable to:

-Common stockholders		$20,422,668	$19,887,498
-Non-controlling interest		1,321,101	1,196,430
		$21,743,769	$21,083,928

Earnings per share	2(u), 17
- Basic		$0.59	$0.58
- Diluted		$0.59	$0.57

Weighted average shares outstanding
- Basic		34,533,817	34,445,972
- Diluted		34,533,817	34,726,494

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

	For the years ended
	December 31
	2012	2011
Cash flows from operating activities
Net income	$21,743,769	$21,083,928
Stock and share based compensation	503,493	644,243
Depreciation of fixed assets	2,767,511	2,196,052
Amortization of intangible assets	186,994	155,754
Write down/(gain) of short-term investments	-	(94,058)
Adjustment to statutory reserve	681,175	-
(Increase)/decrease in accounts & other receivables	(12,499,231)	(21,015,097)
(Increase)/decrease in inventories	(3,723,707)	(4,541,799)
(Increase)/decrease in prepayment	(249,195)	301,351
(Increase)/decrease in deferred tax asset	(10,818)	(60,681)
Increase/(decrease) in accounts and other payables	(444,515)	(810,763)
Net cash (used in)/provided by operating activities	$8,955,476	$(2,141,070)

Cash flows from investing activities
Sale/(Proceeds) from short-term investment	-	9,447,585
Purchase of plant and equipment	(3,029,930)	(14,478,351)
Payment for the purchase of land use rights	(58,410)	(703,569)
(Increase)/decrease in restricted cash	9,018,415	(10,708,473)
Decrease (Increase) in deposit	(9,277,243)	697,783
Purchase of long-term investment	-	(472,270)
Net cash used in investing activities	$(3,347,168)	$(16,217,295)
Cash flows from financing activities
Repayment of bank borrowings	(12,347,050)	(34,366,292)
Proceeds from bank borrowings	5,123,419	45,058,403
Proceeds from long-term borrowings and notes payable	15,580,037	10,566,901
Repayment of notes	-	(4,249,977)
Issuance of common stock	109	-
Repayment of financing cost (APIC)	(31,740)	-
Net cash provided by/(used in) financing activities	$8,324,775	$17,009,035

Net Increase/(decrease) of Cash and Cash Equivalents	13,933,083	(1,349,330)

Effect of foreign currency translation on cash and cash equivalents	1,059,026	5,972,198

Cash and cash equivalents–beginning of period	17,353,494	12,730,626
Cash and cash equivalents–end of period	32,345,603	17,353,494

Supplementary cash flow information:
Interest received	$322,285	$86,562

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

Interest paid	$3,891,864	$2,261,004
Income taxes paid	$7,233,483	$6,871,539

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total

Balance, January 1, 2011	34,419,709	$34,420	$52,371,481	$11,340,739	$48,688,375	$9,475,745	$7,431,697	$129,342,457
Issuance of share based compensation	88,165	88	644,155	-	-	-	-	644,243
Net income	-	-	-	-	21,083,928	-	-	21,083,928
Appropriations to statutory reserves	-	-	-	2,636,160	(2,636,160)	-	-	-
Allocation to non-controlling interests	-	-	-	-	(1,196,430)	-	1,196,430	-
Unrealized gain (loss) on investment	-	-	-	-	-	(94,058)	-	(94,058)
Foreign currency translation adjustment	-	-	-	-	-	5,972,198	-	5,972,198

Balance, December 31, 2011	34,507,874	34,508	53,015,636	13,976,899	65,939,713	15,353,885	8,628,127	156,948,768

Balance, January 1, 2012	34,507,874	34,508	53,015,636	13,976,899	65,939,713	15,353,885	8,628,127	156,948,768
Issuance of share based compensation	108,840	109	503,493	-	-	-	-	503,602
Repayment of financing cost	-	-	(31,740)	-	-	-	-	(31,740)
Net income	-	-	-	-	21,743,769	-	-	21,743,769
Allocation to non-controlling interests	-	-	-	-	(1,321,101)	-	1,321,101	-
Appropriations to statutory reserve	-	-		2,264,420	(2,264,420)	-	-	-
Adjustment to statutory reserve	-	-	-	681,175	-	-	-	681,175
Foreign currency translation adjustment	-	-	-	-	-	856,776	-	856,776

Balance, December 31, 2012	34,616,714	34,617	53,487,389	16,922,494	84,097,961	16,210,661	9,949,228	180,702,350

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
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
DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

(d)	Business Activities

The Company develops, manufactures, and sells convenience foods (including ready-to-cook (or RTC) foods; ready-to-eat (or RTE) foods and meals ready-to-eat (or MRE); chestnut products; and frozen foods, in hundreds of varieties. The Company operates through indirect Chinese subsidiaries. The products are sold in domestic markets as well as exported to foreign countries and regions such as Japan, Korea and Europe.

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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the period ended December 31, 2012 in order to be consistent with the presentation provided for the year ended December 31, 2011. There was no impact in earnings for the regrouping.

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

As of December 31, 2012, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.2	$12,837,397
Luotian Lorain Co., Ltd	PRC	100	4,019,743
Junan Hongrun Foodstuff Co., Ltd	PRC	100	47,483,773
Beijing Lorain Co., Ltd	PRC	100	1,587,024
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	2,437,670
Dongguan Lorain Co,,Ltd	PRC	100	158,702
International Lorain Holding Inc.	Cayman Islands	100	49,386,219

(c)	Use of estimates

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
DECEMBER 31, 2012 AND 2011
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
DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

(i)	Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with a salvage value of 10%. Estimated useful lives of the plant and equipment are as follows:

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2011 and 2012.

(m)	Advertising

All advertising costs are expensed as incurred.

(n)	Shipping and handling

All shipping and handling are expensed as incurred.

(o)	Research and development

All research and development costs are expensed as incurred.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $2,264,420 and $2,636,160 from retained earnings to statutory reserves for the year ended December 31, 2012 and 2011. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
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

	12/31/2012	12/31/2011
Year end RMB : US$ exchange rate	6.3011	6.3523
Average yearly RMB : US$ exchange rate	6.3034	6.4544

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

The Company gradually switched its sales model from direct sales to third party distributor model and issues 1% sales incentive to distributors. The Company modified its accounting policy for the recognition of revenue accordingly. Given the circumstances of how the Company conducts its incentive program, the Company books the payments settled in cash as a contra account to Gross Revenue, and includes the amount in its reported “net revenue”. The Company has considered the guidance in FASB ASC 605-50 (EITF 01-9) and will account for its sales incentive program accordingly.

(u)	Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the period ended December 31, 2012, no warrants were issued nor options were granted. For the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. For the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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
DECEMBER 31, 2012 AND 2011
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

As of December 31, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:

At December 31,	Quoted in	Significant
2012:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$32,345,603	$-	$-	$32,345,603
Restricted Cash	3,998,956	-	-	3,998,956
Total financial assets	$36,344,559	$-	$-	$36,344,559

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

At December 31,	Quoted in	Significant
2011:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$17,353,494	$-	$-	$17,353,494
Restricted cash	13,017,371	-	-	13,017,371
Total financial assets	$30,370,865	$-	$-	$30,370,865

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid- in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the periods ended December 31, 2012 and 2011 included net income and foreign currency translation adjustments.

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

In October, 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). The amendments cover a wide range of topics in the FASB ASC. The amendments are incorporated into two sections: a. Technical corrections and improvements, and b. Conforming amendments related to fair value measurements.

a.	The amendments in the technical corrections and improvements section are categorized as follows:

  Source literature amendments. These amendments are considered necessary due to differences between source literature and the FASB ASC. The amendments primarily carry forward legacy document guidance and/or subsequent amendments into the FASB ASC. Often, either writing style or phrasing in the legacy documents did not directly relate to the FASB ASC format and style so that the meaning of certain guidance might have been unintentionally altered.

  Guidance clarification and reference corrections. These amendments include updated wording or corrected references, or a combination of both.

  Relocated guidance. These amendments primarily move authoritative literature guidance from one location to another location that is deemed more appropriate within the FASB ASC.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

b.

On the fair value measurements issue, the guidance in ASU 2012-04 identifies when the use of the term “fair value” should be linked to the definition of fair value included in FASB ASC 820, entitled Fair Value Measurement. Most of the amendments are of a nonsubstantive nature. Many of the amendments relate to conforming wording to be consistent with the terminology in FASB ASC 820 for example, references to market value and current market value have been changed to appropriately refer to fair value so that the literature is consistent throughout.

In October 2012, the FASB issued ASU No. 2012-06, “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution” (“ASU 2012-06”). This amendment requires that indemnification assets recognized in accordance with Subtopic 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement should be subsequently measured on the same basis as the asset subject to indemnification. For public and nonpublic entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

As of December 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

For public entities, the amendments that are subject to the transition guidance is effective for fiscal periods beginning after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

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

4.	TRADE ACCOUNTS RECEIVABLE

	12/31/2012	12/31/2011
Trade accounts receivable	$49,177,915	$41,849,573
Less: Allowance for doubtful accounts	(443,898)	(379,693)
	$48,734,017	$41,469,880

Allowance for bad debt:	12/31/2012	12/31/2011
Beginning balance	$(379,693)	$(335,902)
Additions to allowance	(64,205)	(43,791)
Bad debt written-off	-	-
Ending balance	$(443,898)	$(379,693)

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of December 31, 2012 and 2011:

	12/31/2012	12/31/2011
Advances to employees for job/travel disbursements	79,367	577,237
Amount due by a non-related enterprise	326,270	157,424
Other non-related receivables	76,168	319,639
Other related receivables	99,263	213,128
Short-term investment sale receivable	4,280,212	4,880,122
	$4,861,280	$6,147,550

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

Specifically, the company uses every available employee to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. However none of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of December 31, 2012.

Related party receivable consisted of the following as of December 31, 2012 and December 31, 2011:

	12/31/2012	12/31/2011
Chen, Si	$67,523	$133,070
Lu, Yundong	-	896
Liu, Lihua	-	78,712
You, Huadong	31,740	-
Junan Hot & Roll Fast Food	-	450
	$99,263	$213,128

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

On March 13, 2011, the Company entered into an agreement with Jiangsu Heng An Industrial Investment Group Co., Ltd. to sell the Company’s short-term investment in the amount of $ 7,764,577 (RMB 49,604,000) of a parcel of land located in Junan Town, Shandong Province, to construct residential buildings. The land was sold to Jiangsu Heng An at a total sale price of RMB 69,604,000 and a guaranteed gross profit of RMB 20,000,000 without consideration of profit/(loss) of the residential building project. The gain on the sale of the short-term investment excluding taxes payable was recorded as other income on the statements of income and comprehensive income. Title of the land transferred from the Company to Jiangsu Heng An with receipt of an initial deposit of RMB 15,000,000. As of December 31, 2012, a total of RMB 42,029,955 has been received and RMB 26,970,045 (USD 4,280,212) is classified as Other Receivable. According to the contract, the Company will be entitled to receive RMB 9,000,000 within 5 days after the title transfer and construction approval is complete, and RMB 27,000,000 within 5 days after the residential building main frame is completed

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

6.	INVENTORIES

Inventories consisted of the following as of December 31, 2012 and 2011:

	12/31/2012	12/31/2011
Raw materials	$18,700,879	$10,470,187
Finished goods	19,371,825	23,878,810
	$38,072,704	$34,348,997

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of December 31, 2012 and 2011:

	12/31/2012	12/31/2011
At Cost:
Buildings	$78,730,172	$75,509,164
Landscaping, plant and tree	7,943,605	7,879,579
Machinery and equipment	11,374,635	10,976,564
Office equipment	363,306	618,558
Motor vehicles	839,874	467,415
	$99,251,592	$95,451,279
Less: Accumulated depreciation
Buildings	(5,911,971)	(4,141,133)
Landscaping, plant and tree	(2,108,661)	(1,303,707)
Machinery and equipment	(5,842,946)	(4,988,873)
Office equipment	(221,800)	(391,272)
Motor vehicles	(526,487)	(248,987)
	(14,611,866)	(11,073,972)

	$84,639,726	$84,377,306

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

8.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of December 31, 2012 and December 31, 2011:

	12/31/2012	12/31/2011
Land use rights, at cost	$6,192,379	$6,134,845
Utilities rights, at cost	49,368	48,972
Software, at cost	57,695	57,230
Patent, at cost	1,497	1,485
	6,300,939	6,242,530

Less: Accumulated amortization	(1,004,271)	(817,278)
	$5,296,668	$5,425,252

All lands are owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. The land use rights are then amortized over the period of usage. Amortization expense for the periods ended December 31, 2012 and 2011 were $186,994 and $141,997, respectively.

9.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following as of December 31, 2012 and 2011:

	Remark	12/31/2012	12/31/2011
Loans from Junan County Construction Bank,
• Interest rate at 6.710% per annum due 1/25/2012		-	1,479,779
• Interest rate at 6.100% per annum due 2/19/2012		-	944,540
• Interest rate at 7.015% per annum due 6/7/2012		-	3,337,374
• Interest rate at 6.666% per annum due 11/5/2012		-	1,086,221
• Interest rate at 6.666% per annum due 11/23/2012		-	787,116

Loan from Junan County Agriculture Bank,
• Interest rate at 7.320% per annum due 1/10/2012		-	3,148,466

Loan from Junan County Industrial and Commercial Bank of China,
• Interest rate at 6.405% per annum due 4/9/2012		-	1,023,251
• Interest rate at 6.405% per annum due 4/24/2012		-	550,982
• Interest rate at 6.410% per annum due 4/24/2012		-	629,693
• Interest rate at 6.410% per annum due 5/10/2012		-	1,338,098
• Interest rate at 6.410% per annum due 6/12/2012		-	1,574,233

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

• Interest rate at 6.44% per annum; due 1/8/2013		1,031,566	-
• Interest rate at 5.88% per annum; due 4/10/2013		1,142,658	-
• Interest rate at 5.88% per annum; due 4/19/2013		999,825	-
• Interest rate at 5.88% per annum; due 4/24/2013	A	634,810	-
• Interest rate at 5.88% per annum; due 5/17/2013		1,348,971	-

Loan from Linyi Commercial Bank,
• Interest rate at 12.201% per annum due 1/10/2012		-	708,405
• Interest rate at 11.152% per annum due 12/11/2012		-	3,148,466
• Interest rate at 12.201% per annum due 12/13/2012		-	787,116
• Interest rate at 12.136% per annum due 12/29/2012		-	708,405
• Interest rate at 12.136% per annum due 1/10/2013		714,161	-

Loan from China Minsheng Bank Corporation, Linyi Branch
• Interest rate at 7.8% per annum due 8/29/2013		2,380,537	2,361,349

Loan from China Agricultural Bank, Luotian Branch
• Interest rate at 6.372% per annum due 9/12/2012		-	944,540
• Interest rate at 8.4% per annum due 3/3/2013		158,702	-
• Interest rate at 8.4% per annum due 6/3/2013		317,405	-
• Interest rate at 8.4% per annum due 9/3/2013		1,110,917	-

Bank of Beijing,
• Interest rate at 6.672% per annum due 11/16/2012			629,693
• Variable Interest rate, due 6/29/2013		1,269,620	-

Shenzhen Development Bank,
• Interest rate at 6.710% per annum due 2/13/2012		-	236,135
• Interest rate at 6.710% per annum due 3/15/2012		-	787,116
• Interest rate at 6.435% per annum due 6/8/2012		-	2,361,349
• Interest rate at 6.16% per annum due 1/30/2013		1,110,917	-
• Interest rate at 6.04% per annum due 9/6/2013		793,512	-
• Interest rate at 6.71% per annum due 10/23/2013		634,810	-

Luotian Sanliqiao Credit Union,
• Interest rate at 9.360% per annum due 1/6/2013		952,215	-

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

Beijing Rural Commercial Bank, Shilibao Branch,
• Interest rate at 7.434% per annum due 9/6/2012		-	2,046,503

Beijing International Trust Co., Ltd.,
• Variable interest rate, due 9/16/2013		1,587,024	-

Weihai City Commercial Bank,
• Interest rate at 6.90% per annum due 3/7/2013		3,174,049	-

Bank of Ningbo ,
• Interest rate at 6.71% per annum due 9/27/2013		1,587,024	-

Hankou Bank, Guanshan Branch,
• Interest rate at 6.00% per annum due 9/6/2013		793,512	-
• Interest rate at 6.60% per annum due 9/14/2013		1,587,024	-

China Agricultural Bank, Shandong Branch
• Interest rate at 7.544% per annum due 12/23/2012		-	1,574,233
• Interest rate at 7.544% per annum due 12/29/2012		-	676,920
• Interest rate at 10.2% per annum due 7/16/2013	C	3,174,049	-
• Interest rate at 7.2% per annum due 8/29/2013	B	1,587,024	-

China Everbright Bank, Qingdao Branch
• Interest rate at 7.930% per annum due 11/9/2012		-	3,148,467

Postal Savings Bank of China
• Interest rate at 6.60% per annum due 11/26/2013		634,810	-
		$28,725,143	$36,018,450

The short-term loans, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital. If not otherwise indicated in the below remarks, short-term loans are guaranteed by either companies within the group or personnel who hold a management role within the group.

Remark:
A: Accounts receivable in the amount of was used as collateral for this loan.
B: Junan Hongrun Foodstuff Co., Ltd.’s factory was used as collateral for this loan
C: Personal guarantee from Mr. Si Chen was used as collateral for this loan

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

10.	TAXES PAYABLES

Taxes payable consisted of the following as of December 31, 2012 and 2011:

	12/31/2012	12/31/2011
Value added tax payable	$428,889	$255,327
Corporate income tax payable	3,370,655	2,822,321
Employee payroll tax withholding	4,936	6,105
Property tax payable	55,877	46,192
Stamp tax payable	1,440	9,369
Business tax payable	154,112	152,869
Land use tax payable	65,525	23,988
Import tariffs	454	4,956
Capital gain tax payable	923,458	916,015
	$5,005,346	$4,237,142

11.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of December 31, 2012 and December 31, 2011:

	12/31/2012	12/31/2011
Accrued salaries and wages	$3,174	$774,206
Accrued utility expenses	55,639	74,927
Accrued interest expenses	219,630	303,701
Accrued transportation expenses	290,228	172,094
Other accruals	103,827	95,371
Business and other taxes	182,378	422,100
Disbursement payable	87,078	38,804
Accrued staff welfare	37,843	57,554
	$979,797	$1,938,759

12.	LONG-TERM DEBT

Current portions of long-term debt consisted of the following as of December 31, 2012 and 2011:

	12/31/2012	12/31/2011
Loans from Luotian Agricultural Development Bank
• Interest rate at 0.6700% per annum were due 12/11/2010	-	57,066

Loans from China Development Bank
• Interest rate at 7.07% per annum due 5/20/2013	158,702	-
• Interest rate at 7.07% per annum due 11/20/2013	317,405	-

Loans from Deutsche Investitions-und
Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2013	1,875,000	-
• Interest rate at 5.510% per annum due 9/15/2013	1,875,000	-
	$4,226,107	$57,066

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

Non-current portions of long-term debt consisted of the following as of December 31, 2012 and 2011:

	12/31/2012	12/31/2011
Loans from Deutsche Investitions-und
Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 9/16/2016	10,097,340	15,597,831

Loans from China Development Bank
• Interest rate at 7.07% per annum due 9/24/2015	4,284,966	-
	$14,382,306	$15,597,831

The Company’s loan with DEG began repaying the loan in semi-annual installments on September 15, 2012. As of December 31, 2012, the Company has repaid $1,875,000 in principal. The loan was collateralized with the following terms:

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

(d.)	Undertake to provide a guarantee from the Shareholder in form and substance satisfactory to DEG.

Non-current portions of notes payable consisted of the following as of December 31, 2012 and December 31, 2011:

	12/31/2012	12/31/2011
Note payable issued by Shanghai Pudong Development Bank
• Interest rate at 5.9% per annum due 12/28/2015	12,696,196	-

	$12,696,196	$-

The note was collateralized by a restricted cash deposit in the amount of RMB 20,540,158 as a compensating balance to the note.

13.	CAPITALIZATION

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged until through December 31, 2007. In connection with the financing, the Company also issued 1,037,858 and 489,330 warrants to the PIPE investors and placement agent, respectively. During 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207 shares; however, because the holders did not pay in cash for the warrants, 110,752 of those shares were cancelled as consideration in lieu of the warrant holders paying in cash. Ultimately, 249,455 of new shares were issued to those who exercised their warrant. The Company also made an adjustment to its outstanding share count for rounding errors as result of the split and reverse splits made at the time of the reverse merger. The number of shares in the adjustment was an addition of seven shares. The Company believes the adjustment of seven shares is immaterial to both prior and current earnings per share calculation. As detailed in the table below, the total number of outstanding shares at December 31, 2012 was 34,616,714.

During the year 2009, the Company issued 56,393 shares of stock to its employees and vendors and 5,011,169 shares to investors. The Company issued 1,334,573 stock options to employees on July 28, 2009; 1,753,909 shares of Series A warrants and 501,115 shares of Series B warrants were issued to investors on October 28, 2009.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
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

For the year 2011, the Company transferred 2,636,160 from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

As of December 31, 2012, the Company issued 108,840 shares to its employees as employee stock compensation. The Company transferred 2,264,420 from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
New shares issued to employees per stock incentive plan		10/5/2012	108,840
Common stock at 12/31/2012			34,616,714

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

15.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of December 31, 2012 and 2011:

Category	12/31/2012	12/31/2011
Chestnut	$125,101,585	$110,263,973
Convenience food	79,575,069	72,887,580
Frozen food	34,996,809	30,070,553
Total	$239,673,463	$213,222,106

Revenue by geography consisted of the following as of December 31, 2012 and 2011:

Country	12/31/2012	12/31/2011
Australia	$89,573	$363,508
Belgium	6,049,825	2,467,360
Canada	-	110,552
China	170,818,669	157,064,976
Denmark	53,922	43,656
France	2,344,824	2,721,435
Germany	208,870	1,179,298
Hong Kong	212,174	563,285
Indonesia	-	20,999
Israel	277,028	461,427
Japan	37,942,286	27,767,186
Malaysia	2,221,990	2,106,973
Netherlands	431,808	586,327
Philippines	413,529	382,480
Poland	213,943	175,410
Portugal	711,006	-
Russia	471,559	-
Saudi Arabia	-	33,732
Singapore	1,290,802	1,139,671
South Korea	11,845,499	9,119,942
Spain	147,648	1,134,021
Taiwan	742,669	1,353,567
Thailand	177,529	387,164
United Kingdom	2,513,634	3,797,548
United States	494,676	241,589
Total	$239,673,463	$213,222,106

16.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the periods ended December 31, 2012 and 2011:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

	12/31/2012	12/31/2011
Income attributed to PRC	$30,283,824	$28,870,041
Loss attributed to US	(802,412)	(966,868)
Income before tax	29,481,412	27,903,173

PRC Statutory Tax at 25% Rate	7,737,643	6,824,201
Effect of tax exemption granted	-	-

Income tax	$7,737,643	$6,824,201

Per Share Effect of Tax Exemption

	12/31/2012	12/31/2011
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	34,533,817	34,445,972
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended December 31, 2012 and 2011:

	2012	2011
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	1.25%	-0.57%
The Company’s effective tax rate	26.25%	24.43%

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

The Company has accrued a deferred tax asset as a result of its net operating loss in and before 2012 because the Company planned to setup operations in the United States. The company anticipates that the operations within the United States will generate income in the future so that it will be able to take full advantage of the accrued asset. Accordingly the Company has not provided a valuation allowances for the accrued tax asset.

The Company’s has detailed the tax rates for its subsidiaries for 2012 and 2011 in the following table.

	China Income Tax Rate
Subsidiary	2012	2011
International Lorain	0%	0%
Junan Hongran	25%	25%
Luotian Lorain	25%	15%
Beijing Lorain	25%	15%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2012	2011

Basic Earnings Per Share Numerator
Net Income	$20,422,668	$19,902,367
Income Available to Common Stockholders	$20,422,668	$19,887,498

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$20,422,668	$19,887,498

Income Available to Common Stockholders on Converted Basis	$20,422,668	$19,887,498

Original Shares:
Additions from Actual Events
-Issuance of Common Stock	34,533,817	34,445,972
Basic Weighted Average Shares Outstanding	34,533,817	34,445,972

Dilutive Shares:
Additions from Potential Events
Exercise of Investor Warrants & Placement Agent Warrants	-	-
Exercise of Employee & Director Stock Options	-	280,522
Diluted Weighted Average Shares Outstanding:	34,533,817	34,726,494

Earnings Per Share
- Basic	$0.59	$0.58
- Diluted	$0.59	$0.57

Weighted Average Shares Outstanding
- Basic	34,533,817	34,445,972
- Diluted	34,533,817	34,726,494

18.	SHARE BASED COMPENSATION

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
(Stated in US Dollars)

During the period ended December 31, 2012 and 2011, the Company recorded a total of $503,493 and $644,243 stock option and its related general and administrative expenses.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $4.99	1,334,573 shares
$5.00 - $9.99	0 shares
$10.00 - $14.99	0 shares

No tax benefit has yet to be accrued or realized. For the year ended December 31, 2012, the Company has yet to repatriate its earnings. Accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes Model to value the warrants granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

	2012	2011
Weighted-average fair value of grants:	$1.3629	$1.1909
Risk-free interest rate:	0.33%	0.96%
Expected volatility:	59.93%	4.58%
Expected life in months:	36.00	36.00

19.	LEASE COMMITMENTS

The Company entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at December 31, 2012 are shown in the following table:

From	To	Lease payment
1/1/2013	12/31/2013	$87,536
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$514,917

The outstanding lease commitment as of December 31, 2012 was $514,917.

The minimum future lease payments for this property at December 31, 2011 are shown in the following table:

From	To	Lease payment
1/1/2012	12/31/2012	$84,259
1/1/2013	12/31/2013	87,536
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$599,176

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
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