Form 10-Q
period 2013-03-31
American Lorain CORP
filed 2013-05-15
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Yes [  ]                             No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of May 15, 2013 was 34,616,714.

AMERICAN LORAIN CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND DECEMBER 31, 2012

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (“the Company”) as of March 31, 2013 and December 31, 2012, and the related statements of income, stockholders’ equity, and cash flows for the three months ended March 31, 2013 and 2012. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
May 5, 2013	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

			(Audited)
	Note	At March 31,	At December 31,
ASSETS		2013	2012
Current assets
Cash and cash equivalents	2 (d)	$31,869,400	$32,345,603
Restricted cash	3	2,297,799	3,998,956
Trade accounts receivable	4	37,690,324	48,734,017
Other receivables	5	5,497,665	4,861,280
Inventory	6	47,745,071	38,072,704
Advance to suppliers		23,178,999	22,295,529
Prepaid expenses and taxes		1,641,030	381,905
Deferred tax asset		176,176	175,211
Security deposits and other Assets		12,488,431	9,293,615
Total current assets		$162,584,895	$160,158,820

Non-current assets
Investment		-	270,019
Property, plant and equipment, net	7	84,277,148	84,639,726
Construction in Progress, net	7	5,525
Land use rights, net	8	5,288,838	5,296,668
TOTAL ASSETS		$252,156,406	$250,365,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$32,393,962	$28,725,143
Long-term debt – current portion	12	4,224,978	4,226,107
Accounts payable		2,410,523	3,646,560
Taxes payable	10	2,509,667	5,005,346
Accrued liabilities and other payables	11	1,125,454	979,797
Customers deposits		3,557	1,428
Total current liabilities		$42,668,141	$42,584,381

Long-term liabilities
Long-term bank loans	12	12,622,880	14,382,306
Notes payable		12,766,093	12,696,196

TOTAL LIABILITIES		$68,057,114	$69,662,883

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2012 AND DECEMBER 31, 2011
(Stated in US Dollars)

			(Audited)
		At March 31,	At December 31,
	Note
		2013	2012

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively		-	-

Common Stock, $0.001 par value, 200,000,000 shares authorized; 34,616,714 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	13	34,617	34,617
Additional paid-in capital		53,487,389	53,487,389
Statutory reserves	2 (r)	16,922,494	16,922,494
Retained earnings		86,616,647	84,097,961
Accumulated other comprehensive income		16,993,951	16,210,661
Non-controlling interests	14	10,044,194	9,949,228

TOTAL STOCKHOLDER’S EQUITY		$184,099,292	$180,702,350

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY		$252,156,406	$250,365,233

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

		For the periods ended March 31,
	Note	2013	2012

Net revenues	2 (t),15	$34,809,916	$37,141,031
Cost of revenues		(27,412,665)	(29,683,226)
Gross profit		$7,397,251	$7,457,805

Operating expenses
Selling and marketing expenses		(1,791,483)	(1,371,275)
General and administrative expenses		(1,421,984)	(1,302,153)
		(3,213,467)	(2,673,428)

Operating income		$4,183,784	$4,784,377

Government subsidy income		318,593	635,163
Interest income		6,909	58,132
Other income		186,649	396,668
Other expenses		(7,118)	(18,735)
Interest expense		(1,060,767)	(909,468)

Earnings before tax		$3,628,050	$4,946,137

Income tax	2 (q),16	(1,014,398)	(1,187,209)

Net income		$2,613,652	$3,758,928

Other comprehensive income:
Foreign currency translation gain		783,291	(80,463)
Comprehensive Income		3,396,943	3,678,465
Net income attributable to:

-Common stockholders		$2,518,686	$3,582,365
-Non-controlling interest		94,966	176,563
		$2,613,652	$3,758,928

Earnings per share	2 (u), 17
- Basic		$0.07	$0.10
- Diluted		$0.07	$0.10

Weighted average shares outstanding
- Basic		34,616,714	34,507,874
- Diluted		34,616,714	34,507,874

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012
(Stated in US Dollars)

	For the periods ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income	$2,613,652	$3,758,928
Stock and share based compensation	-	51,607
Depreciation of fixed assets	972,550	873,032
Amortization of intangible assets	42,519	55,010
Adjustment to statutory reserve	-	678,175
(Increase)/decrease in accounts & other receivables	9,525,967	7,869,515
(Increase)/decrease in inventories	(9,672,367)	(1,551,498)
(Increase)/decrease in prepayment	(1,259,125)	(131,910)
(Increase)/decrease in deferred tax asset	(965)	(1,044)
Increase/(decrease) in accounts and other payables	(3,586,059)	(2,308,977)
Net cash (used in)/provided by operating activities	$(1,363,828)	$9,292,838

Cash flows from investing activities
Sale/(Proceeds) from short-term investment	270,019	-
Purchase of plant and equipment	(615,497)	(606,381)
Payment for the purchase of land use rights	(34,689)	(47,329)
(Increase)/Decrease in restricted cash	1,701,157	(2,053,184)
(Increase)/Decrease in deposit	(3,194,815)	(104)
Net cash used in investing activities	$(1,873,825)	$(2,706,998)
Cash flows from financing activities
Repayment of bank borrowings	(3,510,676)	(8,554,862)
Proceeds from bank borrowings	7,351,838	4,193,799
Proceeds from long-term borrowings and notes payable	(1,863,002)	-
Net cash provided by/(used in) financing activities	$1,978,160	$(4,361,063)

Net Increase/(decrease) of Cash and Cash Equivalents	(1,259,493)	2,224,777

Effect of foreign currency translation on cash and cash equivalents	783,291	(80,463)

Cash and cash equivalents–beginning of period	32,345,603	17,353,494
Cash and cash equivalents–end of period	31,869,400	$19,497,808

Supplementary cash flow information:
Interest received	$6,909	$58,132
Interest paid	$1,039,123	$1,159,514
Income taxes paid	$3,125,023	$2,604,089

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD ENDED MARCH 31, 2013 AND YEAR ENDED DECEMBER 31, 2012
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total

Balance, January 1, 2012	34,507,874	34,508	53,015,636	13,976,899	65,939,713	15,353,885	8,628,127	156,948,768
Issuance of share based compensation	108,840	109	503,493	-	-	-	-	503,602
Repayment of financing cost	-	-	(31,740)	-	-	-	-	(31,740)
Net income	-	-	-	-	21,743,769	-	-	21,743,769
Allocation to non-controlling interests	-	-	-	-	(1,321,101)	-	1,321,101	-
Appropriations to statutory reserve	-	-		2,264,420	(2,264,420)	-	-	-
Adjustment to statutory reserve	-	-	-	681,175	-	-	-	681,175
Foreign currency translation adjustment	-	-	-	-	-	856,776	-	856,776
Balance, December 31, 2012	34,616,714	34,617	53,487,389	16,922,494	84,097,961	16,210,661	9,949,228	180,702,350
Balance, January 1, 2013	34,616,714	34,617	53,487,389	16,922,494	84,097,961	16,210,661	9,949,228	180,702,350
Issuance of share based compensation	-	-	-	-	-	-	-	-
Net income	-	-	-	-	2,613,652	-	-	2,613,652
Allocation to non-controlling interests	-	-	-	-	(94,966)	-	94,966	-
Appropriations to statutory reserve	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	783,291	-	783,291
Balance, March 31, 2013	34,616,714	34,617	53,487,389	16,922,494	86,616,647	16,993,952	10,044,194	184,099,292

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND DECEMBER 31, 2012
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
MARCH 31, 2013 AND DECEMBER 31, 2012
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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the period ended March 31, 2013 in order to be consistent with the presentation provided for the year ended December 31, 2012. There was no impact in earnings for the regrouping.

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

As of March 31, 2013, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.2	$ 12,837,397
Luotian Lorain Co., Ltd	PRC	100	4,019,743
Junan Hongrun Foodstuff Co., Ltd	PRC	100	47,483,773
Beijing Lorain Co., Ltd	PRC	100	1,587,024
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	2,437,670
Dongguan Lorain Co,,Ltd	PRC	100	158,702
International Lorain Holding Inc.	Cayman Islands	100	49,386,219

(c)	Use of estimates

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
MARCH 31, 2013 AND DECEMBER 31, 2012
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
MARCH 31, 2013 AND DECEMBER 31, 2012
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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2013 and 2012.

(m)	Advertising

All advertising costs are expensed as incurred.

(n)	Shipping and handling

All shipping and handling are expensed as incurred.

(o)	Research and development

All research and development costs are expensed as incurred.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND DECEMBER 31, 2012
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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $0 and $2,264,420 from retained earnings to statutory reserves for the period ended March 31, 2013 and year ended December 31, 2012. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND DECEMBER 31, 2012
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

	3/31/2013	12/31/2012	3/31/2012
Year end RMB : US$ exchange rate	6.2666	6.3011	6.3122
Average yearly RMB : US$ exchange rate	6.2769	6.3034	6.2976

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the period ended March 31, 2013, no warrants were issued nor options were granted. For the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. For the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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
MARCH 31, 2013 AND DECEMBER 31, 2012
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

As of March 31, 2013 and December 31, 2012, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:

At December 31,	Quoted in	Significant
2012:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$31,869,400	$-	$-	$31,869,400
Restricted Cash	2,297,799	-	-	2,297,799
Total financial assets	$34,167,199	$-	$-	$34,167,199

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

At December 31,	Quoted in	Significant
2012:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$32,345,603	$-	$-	$32,345,603

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid- in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the periods ended March 31, 2013 and 2012 included net income and foreign currency translation adjustments.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

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

As of March 31, 2013, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

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

4.	TRADE ACCOUNTS RECEIVABLE

	3/31/2013	12/31/2012
Trade accounts receivable	$38,136,666	$49,177,915
Less: Allowance for doubtful accounts	(446,342)	(443,898)
	$37,690,324	$48,734,017

Allowance for bad debt:	3/31/2013	12/31/2012

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

Beginning balance	$(443,898)	$(379,693)
Additions to allowance	(2,444)	(64,205)
Bad debt written-off	-	-
Ending balance	$(446,342)	$(443,898)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of March 31, 2013 and December 31, 2012:

	3/31/2013	12/31/2012
Advances to employees for job/travel disbursements	549,623	79,367
Amount due by a non-related enterprise	320,673	326,270
Other non-related receivables	192,182	76,168
Other related receivables	131,411	99,263
Short-term investment sale receivable	4,303,776	4,280,212
	$5,497,665	$4,861,280

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

Specifically, the company uses every available employee to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. However none of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of March 31, 2013.

Related party receivable consisted of the following as of March 31, 2013 and December 31, 2012:

	3/31/2013	12/31/2012
Chen, Si	$67,523	$67,523
You, Huadong	63,888	31,740
	$131,411	$99,263

Related party receivable represented advances issued by management for job or travel disbursement in the normal course of business. The receivable had no impact on earnings. As with other employees, officers sign notes when cash is issued to them as job or travel disbursement.

In order to satisfy certain criteria for obtaining the long-term loan with DEG, as noted in footnote 12, Junan Hongrun lent money to Mr. You, Huadong to purchase life insurance.

Related party receivable amounts are disclosed as other related receivables in other receivables.

On March 13, 2011, the Company entered into an agreement with Jiangsu Heng An Industrial Investment Group Co., Ltd. to sell the Company’s short-term investment in the amount of $ 7,764,577 (RMB 49,604,000) of a parcel of land located in Junan Town, Shandong Province, to construct residential buildings. The land was sold to Jiangsu Heng An at a total sale price of RMB 69,604,000 and a guaranteed gross profit of RMB 20,000,000 without consideration of profit/(loss) of the residential building project. The gain on the sale of the short-term investment excluding taxes payable was recorded as other income on the statements of income and comprehensive income. Title of the land transferred from the Company to Jiangsu Heng An with receipt of an initial deposit of RMB 15,000,000. As of March 31, 2013, a total of RMB 42,029,955 has been received and RMB 26,970,045 (USD 4,303,776) is classified as Other Receivable. According to the contract, the Company will be entitled to receive RMB 9,000,000 within 5 days after the title transfer and construction approval is complete, and RMB 27,000,000 within 5 days after the residential building main frame is completed

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

6.	INVENTORIES

Inventories consisted of the following as of March 31, 2013 and December 31, 2012:

	3/31/2013	12/31/2012
Raw materials	$23,659,298	$18,700,879
Finished goods	24,085,773	19,371,825
	$47,745,071	$38,072,704

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of March 31, 2013 and December 31, 2012:

	3/31/2013	12/31/2012
At Cost:
Buildings	$79,195,338	$78,730,172
Landscaping, plant and tree	7,987,338	7,943,605
Machinery and equipment	11,465,642	11,374,635
Office equipment	368,749	363,306
Motor vehicles	844,497	839,874
	$99,861,564	$99,251,592
Less: Accumulated depreciation
Buildings	(6,389,730)	(5,911,971)
Landscaping, plant and tree	(2,319,954)	(2,108,661)
Machinery and equipment	(6,097,105)	(5,842,946)
Office equipment	(234,600)	(221,800)
Motor vehicles	(543,027)	(526,487)
	(15,584,416)	(14,611,866)

	$84,277,148	$84,639,726

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

8.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of December 31, 2012 and December 31, 2012:

	3/31/2013	12/31/2012
Land use rights, at cost	$6,226,471	$6,192,379
Utilities rights, at cost	49,640	49,368
Software, at cost	58,013	57,695
Patent, at cost	1,505	1,497
	6,335,629	6,300,939

Less: Accumulated amortization	(1,046,791)	(1,004,271)
	$5,288,838	$5,296,668

All lands are owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. The land use rights are then amortized over the period of usage. Amortization expense for the periods ended March 31, 2013 and 2012 were $42,519 and $55,010, respectively.

9.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following as of March 31, 2013 and December 31, 2012:

	Remark	3/31/2013	12/31/2012

Loan from Junan County Industrial and Commercial Bank of China,
• Interest rate at 6.44% per annum; due 1/8/2013		-	1,031,566
• Interest rate at 5.88% per annum; due 4/10/2013		1,148,948	1,142,658
• Interest rate at 5.88% per annum; due 4/19/2013		1,005,330	999,825
• Interest rate at 5.88% per annum; due 4/24/2013	A	638,305	634,810
• Interest rate at 5.88% per annum; due 5/17/2013		1,356,397	1,348,971
• Interest rate at 5.88% per annum; due 7/18/2013		1,117,033	-

Loan from Linyi Commercial Bank,
• Interest rate at 12.136% per annum due 1/10/2013		-	714,161
• Interest rate at 1.512% per annum due 1/9/2014		1,595,762	-
• Interest rate at 1.26% per annum due 1/10/2014		1,436,185	-

Loan from China Minsheng Bank Corporation, Linyi Branch
• Interest rate at 7.8% per annum due 8/29/2013		2,393,642	2,380,537

Loan from China Agricultural Bank, Luotian Branch

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

• Interest rate at 6.372% per annum due 9/12/2012			-
• Interest rate at 8.4% per annum due 3/3/2013			158,702
• Interest rate at 8.4% per annum due 6/3/2013		319,152	317,405
• Interest rate at 8.4% per annum due 9/3/2013		1,117,033	1,110,917

Bank of Beijing,
• Variable Interest rate, due 6/29/2013		1,276,609	1,269,620

Shenzhen Development Bank,
• Interest rate at 6.16% per annum due 1/30/2013		-	1,110,917
• Interest rate at 6.04% per annum due 9/6/2013		-	793,512
• Interest rate at 6.71% per annum due 10/23/2013		-	634,810
• Interest rate at 7.20% per annum due 5/24/2013		638,305	-
Luotian Sanliqiao Credit Union,
• Interest rate at 9.360% per annum due 1/6/2014		957,457	952,215

Beijing International Trust Co., Ltd.,
• Variable interest rate, due 9/16/2013		1,595,762	1,587,024

Weihai City Commercial Bank,
• Interest rate at 6.90% per annum due 3/7/2013		3,191,523	3,174,049

Bank of Ningbo ,
• Interest rate at 6.71% per annum due 9/27/2013		1,595,762	1,587,024

Hankou Bank, Guanshan Branch,
• Interest rate at 6.00% per annum due 9/6/2013		797,881	793,512
• Interest rate at 6.60% per annum due 9/14/2013		1,595,762	1,587,024

China Agricultural Bank, Shandong Branch
• Interest rate at 10.2% per annum due 7/16/2013	C	3191523	3,174,049
• Interest rate at 7.2% per annum due 8/29/2013	B	1595762	1,587,024

Ping An Bank, Jinan Branch
• Interest rate at 6.048% per annum due 2/27/2014		797,881	-

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

• Interest rate at 6.16% per annum due 7/25/2013	1,117,033	-

Agricultural Development Bank of China
• Interest rate at 6.00% per annum due 1/3/2014	797,881	-

Luzhen Credit Union,
• Interest rate at 10.40% per annum due 2/27/2014	478,729	-

Postal Savings Bank of China
• Interest rate at 6.60% per annum due 11/26/2013	638,305	634,810
	$32,393,962	$28,725,143

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

10.	TAXES PAYABLES

Taxes payable consisted of the following as of March 31, 2013 and December 31, 2012:

	3/31/2013	12/31/2012
Value added tax payable	$21,784	$428,889
Corporate income tax payable	1,270,783	3,370,655
Employee payroll tax withholding	4,475	4,936
Property tax payable	57,742	55,877
Stamp tax payable	1,448	1,440
Business tax payable	154,960	154,112
Land use tax payable	69,788	65,525
Import tariffs	145	454
Capital gain tax payable	928,542	923,458
	$2,509,667	$5,005,346

11.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of March 31, 2013 and December 31, 2012:

	3/31/2013	12/31/2012
Accrued salaries and wages	$-	$3,174
Accrued utility expenses	52,605	55,639
Accrued interest expenses	227,362	219,630
Accrued transportation expenses	237,586	290,228
Other accruals	89,390	103,827

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

Business and other taxes	343,229	182,378
Disbursement payable	21,428	87,078
Accrued staff welfare	153,853	37,843
	$1,125,454	$979,797

12.	LONG-TERM DEBT

Current portions of long-term debt consisted of the following as of March 31, 2013 and December 31, 2012:

	3/31/2013	12/31/2012

Loans from China Development Bank
• Interest rate at 7.07% per annum due 5/20/2013	159,576	158,702
• Interest rate at 7.07% per annum due 11/20/2013	319,152	317,405

Loans from Deutsche Investitions-und
Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2013		1,875,000
• Interest rate at 5.510% per annum due 9/15/2013	1,873,125	1,875,000
• Interest rate at 5.510% per annum due 3/15/2014	1,873,125
	$4,224,978	$4,226,107

Non-current portions of long-term debt consisted of the following as of March 31, 2013 and December 31, 2012:

	3/31/2013	12/31/2012
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 9/16/2016	8,314,323	10,097,340

Loans from China Development Bank
• Interest rate at 7.07% per annum due 9/24/2015	4,308,557	4,284,966
	$12,622,880	$14,382,306

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

Non-current portions of notes payable consisted of the following as of March 31, 2013 and December 31, 2012:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

	3/31/2013	12/31/2012
Note payable issued by Shanghai Pudong Development Bank
• Interest rate at 5.9% per annum due 12/28/2015	12,766,093	12,696,196

	$12,766,093	$12,696,196

The note was collateralized by a restricted cash deposit in the amount of RMB 20,540,158 as a compensating balance to the note.

13.	CAPITALIZATION

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

For the year 2012, the Company issued 108,840 shares to its employees as employee stock compensation. The Company transferred 2,264,420 from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
New shares issued to employees per stock incentive plan		10/5/2012	108,840
Common stock at 3/31/2013			34,616,714

Warrants and options	Number of warrants or options	Issuance date	Expiration date
Warrants issued to investors in 2007 PIPE	1,037,858	5/3/2007	5/2/2010
Warrants issued to placement agent in 2007 PIPE	489,330	5/3/2007	5/2/2010
Employee stock options	1,334,573	7/28/2009	7/27/2014
Warrants issued to investors in 2009 PIPE - Series A	1,753,909	10/28/2009	4/28/2015
Warrants issued to investors in 2009 PIPE - Series B	501,115	10/28/2009	10/28/2012
Issued to service provider A during 2010	50,722	1/5/2010	1/2/2014
Issued to service provider B during 2010	20,289	1/5/2010	1/2/2014
Issued to service provider C during 2010	10,144	1/5/2010	1/2/2014
Total warrants and options	5,197,940

14.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the 19.8% equity of Shandong Lorain held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

15.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of March 31, 2013 and 2012:

Category	3/31/2013	3/31/2012
Chestnut	$16,654,887	$16,005,159
Convenience food	10,620,643	12,842,809
Frozen food	7,534,386	8,293,063
Total	$34,809,916	$37,141,031

Revenue by geography consisted of the following as of March 31, 2013 and 2012:

Country	3/31/2013	3/31/2012
Australia	$-	$12,744
Belgium	-	1,323,480
China	26,011,792	29,322,470
Denmark	1,467,653	-
France	463,415	147,902
Germany	431,619	-
Hong Kong	46,377	6,402
Japan	2,536,962	3,284,003
Malaysia	382,432	390,663
Netherlands	264,859	-
Philippines	78,222	77,965
Poland	-	154,454
Russia	117,160	-
Saudi Arabia	-	306,614
Singapore	113,416	122,162
South Korea	2,515,014	1,254,386
Spain	-	88,378
Taiwan	-	127,811
Thailand	45,404	-
United Kingdom	292,475	487,504
United States	43,116	34,094
Total	$34,809,916	$37,141,031

16.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the periods ended March 31, 2013 and 2012:

	3/31/2013	3/31/2012
Income attributed to PRC	$3,704,227	$5,015,197
Loss attributed to US	(76,177)	(69,060)
Income before tax	3,628,050	4,946,137

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

PRC Statutory Tax at 25% Rate	1,014,398	1,187,209
Effect of tax exemption granted	-	-

Income tax	$1,014,398	$1,187,209

Per Share Effect of Tax Exemption
	3/31/2013	3/31/2012
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	34,616,714	34,507,874
Per share effect	$0.02	$0.03

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended March 31, 2013 and 2012:

	2013	2012
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	2.96%	-1.00%
The Company’s effective tax rate	27.96%	24.00%

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

The Company has accrued a deferred tax asset as a result of its net operating loss in and before March 31, 2013 because the Company planned to setup operations in the United States. The company anticipates that the operations within the United States will generate income in the future so that it will be able to take full advantage of the accrued asset. Accordingly the Company has not provided a valuation allowances for the accrued tax asset.

The Company’s has detailed the tax rates for its subsidiaries for 2013 and 2012 in the following table.

	China Income Tax Rate
Subsidiary	2013	2012
International Lorain	0%	0%
Junan Hongran	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	25%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	For the period	For the period
	Ended	Ended
	March 31,	March 31,
	2013	2012

Basic Earnings Per Share Numerator
Net Income	$2,518,686	$3,582,365
Income Available to Common Stockholders	$2,518,686	$3,582,365

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$2,518,686	$3,582,365

Income Available to Common Stockholders on Converted Basis	$2,518,686	$3,582,365

Original Shares:
Additions from Actual Events
-Issuance of Common Stock	34,616,714	34,507,874
Basic Weighted Average Shares Outstanding	34,616,714	34,507,874

Dilutive Shares:
Additions from Potential Events
Exercise of Investor Warrants & Placement Agent Warrants	-	-
Exercise of Employee & Director Stock Options	-	-
Diluted Weighted Average Shares Outstanding:	34,616,714	34,507,874

Earnings Per Share
- Basic	$0.07	$0.10
- Diluted	$0.07	$0.10

Weighted Average Shares Outstanding
- Basic	34,616,714	34,507,874
- Diluted	34,616,714	34,507,874

18.	SHARE BASED COMPENSATION

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
MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

During the period ended December 31, 2012 and 2011, the Company recorded a total of $503,493 and $644,243 stock option and its related general and administrative expenses.

During the period ended March 31, 2013, the Company did not grant any stock option.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $4.99	1,334,573 shares
$5.00 - $9.99	0 shares
$10.00 - $14.99	0 shares

No tax benefit has yet to be accrued or realized. For the period ended March 31, 2013, the Company has yet to repatriate its earnings. Accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

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

The minimum future lease payments for this property at March 31, 2013 are shown in the following table:

From	To	Lease payment
4/1/2013	12/31/2013	$65,652
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$493,033

The outstanding lease commitment as of March 31, 2013 was $493,033.

The minimum future lease payments for this property at December 31, 2012 are shown in the following table:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

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

We conduct our production activities in China. Our products are sold in domestic markets as well as exported to foreign countries and regions such as Japan, Korea and Europe. We believe that we are the largest processed chestnut foods manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced over 50 high value-added processed chestnut products in the first quarter of 2013. We derive most of our revenues from sales in China, Japan and South Korea. In 2013, our primary strategy is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories, and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Domestic sales in the first quarter of 2013 accounted for 74.7% for the first quarter of 2013, as compared to 78.9% over the same period of last year. In the coming quarters, American Lorain anticipates higher demand for its traditional chestnut product line along with its fast growing convenience business line, including the bean products, lunch boxes, and pickle vegetables.

Frozen foods sold primarily to select export markets in Europe and supermarkets and wholesale customers in China contributed approximately 21.6% in revenues for the quarter compared to 22.3% in the first quarter of 2012,

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the first quarter of 2013, the cost of our raw materials decreased from $26.8 million to $23.5 million, as compared to the first quarter of 2012, for a decrease of approximately 12.3% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

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

We funded approximately 27.0% of our working capital from the proceeds of short-term loans from Chinese banks in the first quarter of 2013, as compared to 36.3% over the same period last year. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our balance of short-term bank loans as of March 31, 2013 was approximately $32.4 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing 2010, the Chinese government is implementing more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we completed two private placement financings in September 2010 and October 2009 with net proceeds of $9.0 million and $10.9 million, respectively, the proceeds of which were primarily used as working capital. We also secured a $15 million loan from Deutsche Investitions - und Entwicklungsgesellshaft (“DEG”) in May 2010, which we have fully drawn down in 2011.We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table summarizes the results of our operations during the three-month periods ended March 31, 2013 and March 31, 2012, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended March		Increase /	Increase /
	31,		Decrease	Decrease
(In Thousands of USD)	2013	2012	($)	(%)
Net revenues	34,810	37,141	-2,331	-6.3%
Cost of revenues	-27,413	-29,683	2,270	-7.6%
Gross profit	7,397	7,458	-61	-0.8%
Operating expenses
Selling and marketing expenses	-1,791	-1,371	-420	30.6%
General and administrative expenses	-1,422	-1,302	-120	9.2%
Operating Income	4,184	4,784	-601	-12.6%
Government subsidy income	319	635	-316	-49.8%
Interest and other income	194	455	-261	-57.4%
Other expenses	-7	-19	12	-62.0%
Interest expense	-1,061	-909	-151	16.6%
Earnings before tax	3,628	4,946	-1,318	-26.6%
Income tax	-1,014	-1,187	173	-14.6%

Income before minority interests	2,614	3,759	-1,145	-30.5%
Minority interests	95	177	-82	-46.2%
Net income	2,519	3,582	-1,064	-29.7%

Revenue

Net Revenues. Our net revenue for the three months ended March 31, 2013 amounted to $34.8 million, which represents a decrease of approximately $2.3 million, or 6.3%, from the three-month period ended on March 31, 2012, in which our net revenue was $37.1 million. The overall decrease was attributable to the increase / decrease in sales of each of our product segments, as reflected in the following table:

	Three
	months
	ended
(in thousands of U.S. dollars)	3/31/2013	3/31/2012
Category	($)	($)	($)	(%)
Chestnut	16,654,887	16,005,159	649,728	4.1%
Convenience food	10,620,643	12,842,809	-2,222,166	-17.3%
Frozen food	7,534,386	8,293,063	-758,677	-9.1%
Total	34,809,916	37,141,031	-2,331,115	-6.3%

Cost of Revenues. During the three months ended March 31, 2013, we experienced a decrease in cost of revenue of $2.3 million, in comparison to the three months ended March 31, 2012, from approximately $29.7 million to $27.4 million, reflecting a decrease of approximately 7.6% . Approximately a decrease of $3.3 million was attributable to raw material costs, which decreased from $26.8 million during the three months ended March 31, 2012 to $23.5 million, or approximately 12.3%, during the three months ended March 31, 2013.

The other factors contributed to 1.0 million increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit decreased $60,554, or 0.8%, to $7.40 million for the three months ended March 31, 2013 from $7.46 million for the same period in 2012 as a result of lower revenues, offset by lower costs of revenues, for the reasons indicated immediately above. Our gross margins increased from 20.1% to 21.3% because our product mix in the period ended March 31, 2013 consisted of more chestnuts foods. Gross profit margins by product segment during the three months ended March 31, 2013 were: 25-28% for chestnuts, 22-24% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased $420,208 during the first quarter of 2013, as compared to the same period over last year. The following table reflects the main factors that contributed to the increase as well as the dollar amount that each factor contributed to this increase:

Increase in Costs in the Three
Months Ended March 31, 2013 over
the Three Months Ended Mar 31,
2012

(in U.S. dollars)

Transportation	99,114
Port Fee	74,228
Storage Rental	212,687

The increases listed in the table above were partially offset by decrease in other expenses such as advertising and supermarket fees.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $119,829 from approximately $1.3 million to approximately $1.4 million for the three months ended March 31, 2013, compared to the same period in 2012. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

Factor	Dollar Increase

Legal Fee	82,532
Travel Expense	35,011
Entertainment Fee	35,303

The increases listed in the table above were partially offset by decreases in dollar amount of other factors, including salaries and benefit, repair expenses, etc.

Income Before Taxation and Minority Interest

Income before taxation and minority interest decreased $1.3 million, or 26.6%, to $3.6 million for the three months ended March 31, 2013 from $4.9 million for the same period of 2012. The decrease was mainly attributable to the decrease of our sales revenue as well as increase in operating expenses as described above in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Income Taxes

Income taxes decreased $172,811, or 14.6%, to $1.0 million in the first quarter of 2013, as compared to $1.2 million in the first quarter of 2012, primarily attributable to the lower earnings before tax.

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises, without any tax holiday. However, the PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008 to continue utilizing such tax holidays until they are fully utilized.

The income tax rates applicable to our Chinese operating subsidiaries in 2013 and 2012 are depicted in the following table:

	2013	2012
Junan Hongrun	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	25%
Shandong Lorain	25%	25%
Dongguan Lorain	25%	25%
Shandong Greenpia	25%	25%

Net Income

Net income decreased $1.1 million, or29.7%, to $2.5 million for the three months ended March 31, 2013 from $3.6 million for the same period of 2012. The decrease was attributable to decreased sales revenue and partially offset by decreased cost of goods sold, and higher operating expenses in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents (including restricted cash) of $34.2 million. Our cash and cash equivalents decreased by approximately $2.2 million from December 31, 2012 primarily due to cash used in operations and investments, partially offset by cash provided by financing activities. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow (in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net cash provided by (used in) operating activities	(1,364)	9,293
Net cash provided by (used in) investing activities	(1,874)	(2,707)
Net cash provided by (used in) financing activities	1,978	(4,361)

Net cash flow (outflow)	(1,259)	2,225

Operating Activities

Net cash used in operating activities was $1.4 million for the three months period ended March 31, 2013 and net cash provided by operating activities in the first quarter of 2012 was approximately $9.3 million. The decrease of approximately $10.7 million in net cash flows provided by operating activities in the first three months of 2013 was primarily a result of lower net income and higher increase in inventory of $8.1 million, partially offset by higher decrease in accounts and other receivables of approximately $1.7 million as compared to the same period in 2012.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash used in investing activities for the three months period ended March 31, 2013 was $1.9 million, representing a decrease of $0.8 million in net cash used in investing activities from $2.7 million for the same period of 2012. The difference was primarily a result of higher decrease in restricted cash of $3.8 million ,partially offset by $3.2 million increase in deposit in 2013 compared with the same period in 2012.

Financing Activities

Net cash provided by financing activities for the three months period ended March 31, 2013 was $2.0 million, representing an increase of $6.3 million from $4.4 million net cash used in financing activities during the same period in 2012. The increase of the net cash provided by financing activities was primarily a result of higher net bank borrowings in the first quarter of 2013.

Loan Facilities

As of March 31, 2013, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $32.4 million as of March 31, 2013, compared with $28.7 million as of December 31, 2012. In addition, we are also carrying a long term loan of $15 million from DEG due in March 2016, with eight equal semi-annual principal payments commencing September 2012.

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

As of March 31, 2013, the details pertaining to our subsidiaries were as follows:

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

As of March 31, 2013, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

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

Remediation Initiative

We plan to provide U.S. GAAP training sessions to our accounting team. The training sessions will be organized to help our corporate accounting team gain experience in U.S. GAAP reporting and to enhance their awareness of new and emerging pronouncements with potential impact over our financial reporting. We have also participated in the SEC Year End Conference: An Accounting & Reporting Update for US listed Companies given by former SEC and PCAOB staff on December 2012 in Beijing, and plan to continue participate in such educational seminars, tutorials, and conferences in future.

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2013

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer

/s/ David She
David She
Chief Financial Officer