Form 10-Q
period 2013-06-30
American Lorain CORP
filed 2013-08-14
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Yes [X]    No [__]

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

Yes [__]    No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of August 14, 2013 was 34,616,714.

i

PART I FINANCIAL INFORMATION

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (“the Company”) as of June 30, 2013 and December 31, 2012, and the related statements of income, stockholders’ equity, and cash flows for the three and six months period ended June 30, 2013 and 2012. These interim consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheets of American Lorain Corporation as of December 31, 2012, and the related statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2013, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

San Mateo, California	WWC, P.C.
August 10, 2013	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

			(Audited)
	Note	At June 30,	At December 31,
ASSETS		2013	2012
Current assets
Cash and cash equivalents	2(d)	$34,388,275	$32,345,603
Restricted cash	3	2,864,807	3,998,956
Trade accounts receivable	4	32,761,399	48,734,017
Other receivables	5	5,310,541	4,861,280
Inventory	6	49,707,790	38,072,704
Advance to suppliers		26,931,981	22,295,529
Prepaid expenses and taxes		3,216,581	381,905
Deferred tax asset		178,841	175,211
Security deposits and other assets		12,677,380	9,293,615
Total current assets		$168,037,595	$160,158,820

Non-current assets
Investment		-	270,019
Property, plant and equipment, net	7	87,558,350	84,639,726
Construction in Progress, net	7	5,609	-
Land use rights, net	8	6,961,855	5,296,668
TOTAL ASSETS		$262,563,409	$250,365,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$36,561,265	$28,725,143
Long-term debt – current portion	12	5,086,199	4,226,107
Accounts payable		2,344,938	3,646,560
Taxes payable	10	2,495,472	5,005,346
Accrued liabilities and other payables	11	1,784,730	979,797
Customers deposits		3,611	1,428
Total current liabilities		$48,276,215	$42,584,381

Long-term liabilities
Long-term bank loans	12	11,854,575	14,382,306
Notes payable		12,959,243	12,696,196

TOTAL LIABILITIES		$73,090,033	$69,662,883

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

			(Audited)
		At June 30,	At December 31,
	Note	2013	2012

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively		-	-

Common Stock, $0.001 par value, 200,000,000 shares authorized; 34,616,714 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	13	34,617	34,617
Additional paid-in capital		53,487,389	53,487,389
Statutory reserves	2(r)	16,922,494	16,922,494
Retained earnings		89,116,242	84,097,961
Accumulated other comprehensive income		19,790,561	16,210,661
Non-controlling interests	14	10,122,073	9,949,228

TOTAL STOCKHOLDER’S EQUITY		$189,473,376	$180,702,350

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY		$262,563,409	$250,365,233

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars)

		Three months ended June 30,		Six months ended June 30,
	Note	2013	2012	2013	2012

Net revenues	2(t),15	$34,064,741	$40,816,760	$68,874,657	$77,957,791
Cost of revenues		27,034,233	32,316,135	54,446,899	61,999,361
Gross profit		$7,030,508	$8,500,625	$14,427,758	$15,958,430

Operating expenses
Selling and marketing expenses		1,595,897	1,416,531	3,387,381	2,787,806
General and administrative expenses		1,453,387	1,458,359	2,875,370	2,760,513
		3,049,284	2,874,890	6,262,751	5,548,319

Operating income		$3,981,224	$5,625,735	$8,165,007	$10,410,111

Government subsidy income		784,748	219,193	1,103,341	854,356
Interest income		12,941	131,058	19,850	189,190
Other income		24,406	-	211,055	54,307
Other expenses		(77,100)	(341,290)	(84,218)	(17,662)
Interest expense		(1,107,827)	(665,416)	(2,168,594)	(1,574,884)

Earnings before tax		$3,618,392	$4,969,280	$7,246,442	$9,915,418

Income tax	2(q),16	1,040,918	1,406,931	2,055,316	2,594,141

Net income		$2,577,474	$3,562,349	$5,191,126	$7,321,277

Other comprehensive income:
Foreign currency translation gain		2,796,611	487,845	3,579,902	407,382
Comprehensive Income		5,374,085	4,050,194	8,771,028	7,728,659
Net income attributable to:

-Common stockholders		$2,499,595	$3,330,079	$5,018,281	$6,912,444
-Non-controlling interest		77,879	232,270	172,845	408,833
		$2,577,474	$3,562,349	$5,191,126	$7,321,277

Earnings per share	2(u), 17
- Basic		$0.07	$0.10	$0.14	$0.20
- Diluted		$0.07	$0.10	$0.14	$0.20

Weighted average shares outstanding
- Basic		34,616,714	34,507,874	34,616,714	34,507,874
- Diluted		34,616,714	34,507,874	34,616,714	34,507,874

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012
(Stated in US Dollars)

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Cash flows from operating activities
Net income	$2,577,474	$3,562,349	$5,191,126 $	7,321,277
Stock and share based compensation	-	-	-	51,607
Depreciation of fixed assets	1,144,418	297,017	2,116,968	1,170,049
Amortization of intangible assets	55,950	39,811	98,469	94,820
Adjustment to statutory reserve	-	3,000	-	681,175
(Increase)/decrease in accounts & other
receivables	1,363,121	3,794,787	10,889,087	11,664,302
(Increase)/decrease in inventories	(1,962,719)	(4,134,898)	(11,635,086)	(5,686,397)
Decrease/(increase) in prepayment	(1,575,551)	(597,661)	(2,834,677)	(729,572)
Decrease/(increase) in deferred tax asset	(2,666)	(87)	(3,630)	(1,130)
Increase/(decrease) in accounts and other payables	579,496	(305,552)	(3,006,563)	(2,614,528)
Net cash (used in)/provided by operating activities	2,179,523	2,658,766	815,694	11,951,603

Cash flows from investing activities
Sale/(Proceeds) from short-term investment	-	-	270,019	-
Purchase of plant and equipment	(2,284,340)	478,828	(2,899,837)	(127,553)
Payment for the purchase of land use rights	(1,728,967)	(1,309)	(1,763,656)	(48,638)
(Increase)/decrease in restricted cash	(567,008)	181,954	1,134,149	(1,871,230)
(Increase)/decrease in deposit	(188,949)	(9)	(3,383,764)	(113)
Net cash used in investing activities	(4,769,264)	659,464	(6,643,089)	(2,047,534)

Cash flows from financing activities
Repayment of bank borrowings	(3,730,301)	(3,838,330)	(7,240,977)	(8,448,382)
Proceeds from bank borrowings	8,211,857	106,480	15,563,695	355,469
Proceeds from long-term borrowings and notes payable	(28,187)	-	(1,891,189)	-
Net cash provided by/(used in) financing activities	$4,453,369	$(3,731,850)	$6,431,529	(8,092,913)

Net Increase/(decrease) of Cash and Cash Equivalents	1,863,628	(413,620)	604,134	1,811,156

Effect of foreign currency translation on cash and cash equivalents	655,247	484,594	1,438,538	404,132

Cash and cash equivalents–beginning of period	31,869,400	19,497,808	32,345,603	17,353,494
Cash and cash equivalents–end of period	$34,388,275	$19,568,782	34,388,275	19,568,782

Supplementary cash flow information:
Interest received	$12,941	$131,058	19,850	189,190
Interest paid	$790,210	$672,577	1,829,333	1,832,091
Income taxes paid	$1,055,048	$1,183,839	4,180,071	3,787,928

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD ENDED JUNE 30, 2013 AND YEAR ENDED DECEMBER 31, 2012
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total

Balance, January 1, 2012	34,507,874	34,508	53,015,636	13,976,899	65,939,713	15,353,885	8,628,127	156,948,768
Issuance of share based compensation	108,840	109	503,493	-	-	-	-	503,602
Repayment of financing cost	-	-	(31,740)	-	-	-	-	(31,740)
Net income	-	-	-	-	21,743,769	-	-	21,743,769
Allocation to non-controlling interests	-	-	-	-	(1,321,101)	-	1,321,101	-
Appropriations to statutory reserve	-	-		2,264,420	(2,264,420)	-	-	-
Adjustment to statutory reserve	-	-	-	681,175	-	-	-	681,175
Foreign currency translation adjustment	-	-	-	-	-	856,776	-	856,776

Balance, December 31, 2012	34,616,714	34,617	53,487,389	16,922,494	84,097,961	16,210,661	9,949,228	180,702,350

Balance, January 1, 2013	34,616,714	34,617	53,487,389	16,922,494	84,097,961	16,210,661	9,949,228	180,702,350
Issuance of share based compensation	-	-	-	-	-	-	-	-
Net income	-	-	-	-	5,191,126	-	-	5,191,126
Allocation to non-controlling interests	-	-	-	-	(172,845)	-	172,845	-
Appropriations to statutory reserve	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	3,579,900	-	3,579,900

Balance, June 30, 2013	34,616,714	34,617	53,487,389	16,922,494	89,116,242	19,790,561	10,122,073	189,473,376

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
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
JUNE 30, 2013 AND DECEMBER 31, 2012
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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the period ended June 30, 2013 in order to be consistent with the presentation provided for the year ended December 31, 2012. There was no impact in earnings for the regrouping.

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

As of June 30, 2013, the detailed identities of the consolidating subsidiaries are as follows:

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
JUNE 30, 2013 AND DECEMBER 31, 2012
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
JUNE 30, 2013 AND DECEMBER 31, 2012
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
JUNE 30, 2013 AND DECEMBER 31, 2012
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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $0 and $2,264,420 from retained earnings to statutory reserves for the period ended June 30, 2013 and year ended December 31, 2012. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
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

	6/30/2013	3/31/2013	12/31/2012	6/30/2012	3/31/2012
Year end RMB : US$ exchange rate	6.1732	6.2666	6.3011	6.3089	6.3122
Average yearly RMB : US$ exchange rate	6.2395	6.2769	6.3034	6.3027	6.2976

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the period ended June 30, 2013, no warrants were issued nor options were granted. For the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. For the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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
JUNE 30, 2013 AND DECEMBER 31, 2012
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

As of June 30, 2013 and December 31, 2012, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:

At June 30,	Quoted in	Significant
2013:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$34,388,275	$-	$-	$34,388,275
Restricted Cash	2,864,807	-	-	2,864,807
Total financial assets	$37,253,082	$-	$-	$37,253,082

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

At December 31,	Quoted in	Significant
2012:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$32,345,603	$-	$-	$32,345,603
Restricted Cash	3,998,956	-	-	3,998,956
Total financial assets	$36,344,559	$-	$-	$36,344,559

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid- in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the periods ended June 30, 2013 and 2012 included net income and foreign currency translation adjustments.

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The amendments require an organization to:

a.

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

b.

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-03, “Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities” (“ASU 2013-03”). The amendment clarifies that the requirement to disclose the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (as Level 1, Level 2, or Level 3) does not apply to private companies and nonpublic not-for-profits for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. The amendments are effective upon issuance. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). The update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The ASU clarifies that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Accounting Standards Codification 830-30 to release any related cumulative translation adjustment into net income. The ASU provides that the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments take effect prospectively for public companies for fiscal years beginning after December 15, 2013, and interim reporting periods within those years. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-07, “Liquidation Basis of Accounting” (“ASU 2013-07”). The ASU requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation would be considered imminent when the likelihood is remote that the reporting entity would return from liquidation and either: (a) a plan for liquidation has been approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or the entity will return from liquidation, or (b) a plan for liquidation is imposed by other forces, and the likelihood is remote that the entity will return from liquidation. If a plan for liquidation was specified in an entity's governing documents at its inception (for example, limited-life entities), then liquidation would be imminent only if the approved plan for liquidation differs from the plan specified at the entity’s inception. The amendments take effect for all entities reporting under U.S. GAAP, except investment companies that are regulated under the Investment Company Act of 1940. The standard is effective for annual reporting periods beginning after December 31, 2013, and interim reporting periods therein. Early adoption is permitted. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

As of June 30, 2013, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

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

4.	TRADE ACCOUNTS RECEIVABLE

	6/30/2013	12/31/2012
Trade accounts receivable	$33,214,494	$49,177,915
Less: Allowance for doubtful accounts	(453,095)	(443,898)
	$32,761,399	$48,734,017

Allowance for bad debt:	6/30/2013	12/31/2012
Beginning balance	$(443,898)	$(379,693)
Additions to allowance	(9,197)	(64,205)
Bad debt written-off		-
Ending balance	$(453,095)	$(443,898)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of June 30, 2013 and December 31, 2012:

	6/30/2013	12/31/2012
Advances to employees for job/travel disbursements	323,207	79,367
Amount due by a non-related enterprise	333,030	326,270
Other non-related receivables	136,529	76,168
Other related receivables	148,883	99,263
Short-term investment sale receivable	4,368,892	4,280,212
	$5,310,541	$4,861,280

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

However none of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of June 30, 2013.

Related party receivable consisted of the following as of June 30, 2013 and December 31, 2012:

	6/30/2013	12/31/2012
Chen, Si	$67,888	$67,523
You, Huadong	80,995	31,740
	$148,883	$99,263

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

On March 13, 2011, the Company entered into an agreement with Jiangsu Heng An Industrial Investment Group Co., Ltd. to sell the Company’s short-term investment in the amount of $ 7,764,577 (RMB 49,604,000) of a parcel of land located in Junan Town, Shandong Province, to construct residential buildings. The land was sold to Jiangsu Heng An at a total sale price of RMB 69,604,000 and a guaranteed gross profit of RMB 20,000,000 without consideration of profit/(loss) of the residential building project. The gain on the sale of the short-term investment excluding taxes payable was recorded as other income on the statements of income and comprehensive income. Title of the land transferred from the Company to Jiangsu Heng An with receipt of an initial deposit of RMB 15,000,000. As of June 30, 2013, a total of RMB 42,029,955 has been received and RMB 26,970,045 (USD 4,368,892) is classified as Other Receivable. According to the contract, the Company will be entitled to receive RMB 9,000,000 within 5 days after the title transfer and construction approval is complete, and RMB 27,000,000 within 5 days after the residential building main frame is completed

6.	INVENTORIES

Inventories consisted of the following as of June 30, 2013 and December 31, 2012:

	6/30/2013	12/31/2012
Raw materials	$16,459,509	$18,700,879
Finished goods	33,248,281	19,371,825
	$49,707,790	$38,072,704

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of June 30, 2013 and December 31, 2012:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

	6/30/2013	12/31/2012
At Cost:
Buildings	$80,432,677	$78,730,172
Landscaping, plant and tree	10,862,365	7,943,605
Machinery and equipment	11,765,669	11,374,635
Office equipment	374,021	363,306
Motor vehicles	852,453	839,874
	$104,287,185	$99,251,592
Less: Accumulated depreciation
Buildings	(6,938,534)	(5,911,971)
Landscaping, plant and tree	(2,575,758)	(2,108,661)
Machinery and equipment	(6,408,931)	(5,842,946)
Office equipment	(249,879)	(221,800)
Motor vehicles	(555,733)	(526,487)
	(16,728,835)	(14,611,866)

	$87,558,350	$84,639,726

Landscaping, plants, and trees accounts for the orchards that the Company has developed for agricultural operations. These orchards as well as the young trees which were purchased as nursery stock are capitalized into fixed assets. The depreciation is then calculated on a 30-year straight-line method when production in commercial quantities begins. The orchards have begun production in small quantities and the Company has accounted for depreciation commencing July 1, 2010. During the period ended June 30, 2013, the Company purchased three greenhouses to grow seasonal crops in order to lower cost.

8.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of June 30, 2013 and December 31, 2012:

	6/30/2013	12/31/2012
Land use rights, at cost	$7,953,786	$6,192,379
Utilities rights, at cost	50,391	49,368
Software, at cost	58,891	57,695
Patent, at cost	1528	1,497
	8,064,596	6,300,939

Less: Accumulated amortization	(1,102,740)	(1,004,271)
	$6,961,855	$5,296,668

All lands are owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. The land use rights are then amortized over the period of usage. Amortization expense for the three month periods ended June 30, 2013 and 2012 were $55,950 and $39,811, respectively. Amortization expense for the six month periods ended June 30, 2013 and 2012 were $98,469 and $94,820, respectively.

9.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following as of June 30, 2013 and December 31, 2012:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

	Remark	6/30/2013	12/31/2012

Loan from Junan County Industrial and Commercial Bank of China,
• Interest rate at 6.44% per annum; due 1/8/2013		-	1,031,566
• Interest rate at 5.88% per annum; due 4/10/2013		-	1,142,658
• Interest rate at 5.88% per annum; due 4/19/2013		-	999,825
• Interest rate at 5.88% per annum; due 4/24/2013	A	-	634,810
• Interest rate at 5.88% per annum; due 5/17/2013		-	1,348,971
• Interest rate at 5.88% per annum; due 7/18/2013		1,133,934	-
• Interest rate at 5.88% per annum; due 10/16/2013		1,101,536
• Interest rate at 6.16% per annum; due 10/21/2013		1,069,138
• Interest rate at 6.72% per annum; due 10/29/2013	A	680,360

Loan from Linyi Commercial Bank,
• Interest rate at 12.136% per annum due 1/10/2013		-	714,161
• Interest rate at 1.512% per annum due 1/9/2014		1,619,905	-
• Interest rate at 1.26% per annum due 1/10/2014		1,457,915	-

Loan from China Minsheng Bank Corporation, Linyi Branch
• Interest rate at 7.8% per annum due 8/29/2013		2,429,858	2,380,537

Loan from China Agricultural Bank, Luotian Branch
• Interest rate at 6.372% per annum due 9/12/2012		-	-
• Interest rate at 8.4% per annum due 3/3/2013		-	158,702
• Interest rate at 8.4% per annum due 6/3/2013		-	317,405
• Interest rate at 8.4% per annum due 9/3/2013		1,133,934	1,110,917

Bank of Beijing,
• Variable Interest rate, due 6/29/2013		-	1,269,620
• Interest rate at 7.2% per annum due 6/19/2014		1,295,924	-

Shenzhen Development Bank,
• Interest rate at 6.16% per annum due 1/30/2013		-	1,110,917
• Interest rate at 6.04% per annum due 9/6/2013		-	793,512
• Interest rate at 6.71% per annum due 10/23/2013		-	634,810

Luotian Sanliqiao Credit Union,
• Interest rate at 9.360% per annum due 1/6/2013		-	952,215
• Interest rate at 7.80% per annum due 1/6/2014		971,943	-

Beijing International Trust Co., Ltd.,
• Variable interest rate, due 9/16/2013		1,619,905	1,587,024

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

• Interest rate at 6.90% per annum due 3/7/2013		-	3,174,049
• Interest rate at 6.90% per annum due 9/13/2013		3,239,811	-

Bank of Ningbo ,
• Interest rate at 6.71% per annum due 9/27/2013		1,619,905	1,587,024

Hankou Bank, Guanshan Branch,
• Interest rate at 6.00% per annum due 9/6/2013		809,953	793,512
• Interest rate at 6.60% per annum due 9/14/2013		1,619,905	1,587,024

China Agricultural Bank, Shandong Branch
• Interest rate at 10.2% per annum due 7/16/2013	C	3,239,811	3,174,049
• Interest rate at 7.2% per annum due 8/29/2013	B	1,619,905	1,587,024

Ping An Bank, Jinan Branch
• Interest rate at 6.048% per annum due 2/27/2014		809,953	-
• Interest rate at 6.16% per annum due 7/25/2013		1,133,934	-

Agricultural Development Bank of China
• Interest rate at 6.00% per annum due 1/3/2014		647,962	-

Luzhen Credit Union,
• Interest rate at 10.40% per annum due 2/27/2014		485,972	-

Postal Savings Bank of China
• Interest rate at 6.60% per annum due 11/26/2013		647,962	634,810

Loan from Miyun County Industrial and Commercial Bank of
China,
• Interest rate at 6.30% per annum due 2/21/2014		4,049,763

Loan from Junan County China Construction Bank
• Interest rate at 6.60% per annum due 4/1/2014		793,754
• Interest rate at 6.60% per annum due 5/1/2014		518,370
• Interest rate at 6.16% per annum due 7/18/2014		809,953
		$36,561,265	$28,725,143

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
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

10.	TAXES PAYABLES

Taxes payable consisted of the following as of June 30, 2013 and December 31, 2012:

	6/30/2013	12/31/2012
Value added tax payable	$30,908	$428,889
Corporate income tax payable	1,285,161	3,370,655
Employee payroll tax withholding	5,117	4,936
Property tax payable	48,628	55,877
Stamp tax payable	1,470	1,440
Business tax payable	157,305	154,112
Land use tax payable	24,148	65,525
Import tariffs	144	454
Capital gain tax payable	942,591	923,458
	$2,495,472	$5,005,346

11.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of June 30, 2013 and December 31, 2012:

	6/30/2013	12/31/2012
Accrued salaries and wages	$-	$3,174
Accrued utility expenses	42,477	55,639
Accrued interest expenses	510,115	219,630
Accrued transportation expenses	225,263	290,228
Other accruals	46,965	103,827
Business and other taxes	283,618	182,378
Disbursement payable	410,876	87,078
Accrued staff welfare	265,416	37,843
	$1,784,730	$979,797

12.	LONG-TERM DEBT

Current portions of long-term debt consisted of the following as of June 30, 2013 and December 31, 2012:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

	6/30/2013	12/31/2012
Loans from China Development Bank
• Interest rate at 7.07% per annum due 5/20/2013	$-	$158,702
• Interest rate at 7.07% per annum due 11/20/2013	364,256	317,405
• Interest rate at 7.07% per annum due 6/20/2014	971,943

Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2013	-	1,875,000
• Interest rate at 5.510% per annum due 9/15/2013	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 3/15/2014	1,875,000
	$5,086,199	$4,226,107

Non-current portions of long-term debt consisted of the following as of June 30, 2013 and December 31, 2012:

	6/30/2013	12/31/2012
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 9/16/2016	7,500,000	10,097,340

Loans from China Development Bank
• Interest rate at 7.07% per annum due 9/24/2015	4,354,575	4,284,966
	$11,854,575	$14,382,306

The Company’s loan with DEG began repaying the loan in semi-annual installments on September 15, 2012. As of June 30, 2013, the Company has repaid $3,750,000 in principal. The loan was collateralized with the following terms:

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

(d.)	Undertake to provide a guarantee from the Shareholder in form and substance satisfactory to DEG.

Non-current portions of notes payable consisted of the following as of June 30, 2013 and December 31, 2012:

	6/30/2013	12/31/2012
Note payable issued by Shanghai Pudong Development Bank
• Interest rate at 5.9% per annum due 12/28/2015	12,959,243	12,696,196

	$12,959,243	$12,696,196

The note was collateralized by a restricted cash deposit in the amount of RMB 20,540,158 as a compensating balance to the note.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

13.	CAPITALIZATION

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged until through December 31, 2007. In connection with the financing, the Company also issued 1,037,858 and 489,330 warrants to the PIPE investors and placement agent, respectively. During 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207 shares; however, because the holders did not pay in cash for the warrants, 110,752 of those shares were cancelled as consideration in lieu of the warrant holders paying in cash. Ultimately, 249,455 of new shares were issued to those who exercised their warrant. The Company also made an adjustment to its outstanding share count for rounding errors as result of the split and reverse splits made at the time of the reverse merger. The number of shares in the adjustment was an addition of seven shares. The Company believes the adjustment of seven shares is immaterial to both prior and current earnings per share calculation. As detailed in the table below, the total number of outstanding shares at June 30, 2013 was 34,616,714.

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

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
New shares issued to employees per stock incentive plan		10/5/2012	108,840
Common stock at 6/30/2013			34,616,714

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

15.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of June 30, 2013 and 2012:

Category	6/30/2013	6/30/2012
Chestnut	$33,454,950	$35,955,765
Convenience food	21,090,739	27,758,470
Frozen food	14,328,968	14,243,556
Total	$68,874,657	$77,957,791

Revenue by geography consisted of the following as of June 30, 2013 and 2012:

Country	6/30/2013	6/30/2012
Australia	$20,070	$12,733
Belgium	2,504,743	1,852,680
China	50,831,271	60,146,581
Denmark	-	53,928
France	810,580	764,297
Germany	668,380	171,115
Hong Kong	32,147	79,441
Indonesia	-	79,184
Israel	240,492	-
Japan	5,967,923	7,655,194
Malaysia	758,314	722,011
Netherlands	448,084	52,361
Philippines	218,520	124,001
Poland	-	154,329
Portugal	806,409	711,081
Russia	117,863
Saudi Arabia	-
Singapore	747,954	350,646
South Korea	3,773,549	3,659,027
Spain	13,883	96,575
Taiwan	8,047	203,896
Thailand	173,535	75,214
United Kingdom	547,221	875,773
United States	171,166	117,724
Vietnam	14,509
Total	$68,874,657	$77,957,791

16.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the periods ended June 30, 2013 and 2012:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

	6/30/2013	6/30/2012
Income attributed to PRC	$7,354,483	$10,038,395
Loss attributed to US	(108,042)	(122,977)
Income before tax	7,246,442	9,915,418

PRC Statutory Tax at 25% Rate	2,055,316	2,594,141
Effect of tax exemption granted		-

Income tax	$2,055,316	$2,594,141

Per Share Effect of Tax Exemption

		6/30/2013		6/30/2012
Effect of tax exemption granted	$		$
Weighted-Average Shares Outstanding Basic		34,616,714		34,507,874
Per share effect		$34,616,714		$34,507,874

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended June 30, 2013 and 2012:

	2013	2012
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	3.36%	1.16%
The Company’s effective tax rate	28.36%	26.16%

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

The Company has accrued a deferred tax asset as a result of its net operating loss in and before June 30, 2013 because the Company planned to setup operations in the United States. The company anticipates that the operations within the United States will generate income in the future so that it will be able to take full advantage of the accrued asset. Accordingly the Company has not provided a valuation allowances for the accrued tax asset.

The Company’s has detailed the tax rates for its subsidiaries for 2013 and 2012 in the following table.

	China Income Tax Rate
Subsidiary	2013	2012
International Lorain	0%	0%
Junan Hongran	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	25%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	3 months ended June 30		6 months ended June 30
	2013	2012	2013	2012

Basic Earnings Per Share Numerator
Net Income	$2,499,595	$3,330,079	$5,018,281	$6,912,444

Income Available to Common Stockholders	$2,499,494	$3,330,079	$5,018,281	$6,912,444

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$2,499,595	$3,330,079	$5,018,281	$6,912,444

Income Available to Common Stockholders on Converted Basis	$2,499,595	$3,330,079	$5,018,281	$6,912,444

Original Shares:
Additions from Actual Events
-Issuance of Common Stock	34,616,714	34,507,874	34,616,714	34,507,874
Basic Weighted Average Shares Outstanding	34,616,714	34,507,874	34,616,714	34,507,874

Dilutive Shares:
Additions from Potential Events
-Exercise of Investor Warrants & Placement Agent Warrants	-	-	-	-
- Exercise of Employee & Director Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding:	34,616,714	34,507,874	34,616,714	34,507,874

Earnings Per Share
- Basic	$0.07	$0.10	$0.14	$0.20
- Diluted	$0.07	$0.10	$0.14	$0.20

Weighted Average Shares Outstanding
- Basic	34,616,714	34,507,874	34,616,714	34,507,874
- Diluted	34,616,714	34,507,874	34,616,714	34,507,874

18.	SHARE BASED COMPENSATION

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
JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

During the period ended December 31, 2012 and 2011, the Company recorded a total of $503,493 and $644,243 stock option and its related general and administrative expenses.

During the period ended June 30, 2013, the Company did not grant any stock option.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $4.99	1,334,573 shares
$5.00 - $9.99	0 shares
$10.00 - $14.99	0 shares

No tax benefit has yet to be accrued or realized. For the period ended June 30, 2013, the Company has yet to repatriate its earnings. Accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes Model to value the warrants granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

	2012	2011
Weighted-average fair value of grants:	$1.3629	$1.1909
Risk-free interest rate:	0.33%	0.96%
Expected volatility:	59.93%	4.58%
Expected life in months:	36.00	36.00

19.	LEASE COMMITMENTS

(a.)	The Company entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at June 30, 2013 are shown in the following table:

From	To	Lease payment
7/1/2013	12/31/2013	$43,768
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$471,149

The outstanding lease commitment as of June 30, 2013 was $473,724.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

The minimum future lease payments for this property at December 31, 2012 are shown in the following table:

From	To	Lease payment
1/1/2013	12/31/2013	$87,536
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$514,917

The outstanding lease commitment as of December 31, 2012 was $514,917.

(b.)

During the period ended June 30, 2013, the Company entered into three operating lease agreement leasing three plots of land of which green houses are maintained to grow seasonal crops. The lease was signed by Junan Hongrun Foodstuff Co., Ltd. and expires on April 25, 2033, May 19, 2033, and June 19, 2033, respectively.

The minimum future lease payments for this property at June 30, 2013 are shown in the following table:

From	To	Greenhouse 1	From	To	Greenhouse 2	From	To	Greenhouse 3
7/1/2013	12/31/2013	$39,385	7/1/2013	12/31/2013	$47,948	7/1/2013	12/31/2013	$6,470
1/1/2014	12/31/2014	78,128	1/1/2014	12/31/2014	95,114	1/1/2014	12/31/2014	11,339
1/1/2015	12/31/2015	78,128	1/1/2015	12/31/2015	95,114	1/1/2015	12/31/2015	11,339
1/1/2016	12/31/2016	78,128	1/1/2016	12/31/2016	95,114	1/1/2016	12/31/2016	11,339
1/1/2017	12/31/2017	78,128	1/1/2017	12/31/2017	95,114	1/1/2017	12/31/2017	11,339
1/1/2018	12/31/2018	78,128	1/1/2018	12/31/2018	95,114	1/1/2018	12/31/2018	11,339
1/1/2019	12/31/2019	78,128	1/1/2019	12/31/2019	95,114	1/1/2019	12/31/2019	11,339
1/1/2020	12/31/2020	78,128	1/1/2020	12/31/2020	95,114	1/1/2020	12/31/2020	11,339
1/1/2021	12/31/2021	78,128	1/1/2021	12/31/2021	95,114	1/1/2021	12/31/2021	11,339
1/1/2022	12/31/2022	78,128	1/1/2022	12/31/2022	95,114	1/1/2022	12/31/2022	11,339
1/1/2023	12/31/2023	85,773	1/1/2023	12/31/2023	102,527	1/1/2023	12/31/2023	12,097
1/1/2024	12/31/2024	89,289	1/1/2024	12/31/2024	105,683	1/1/2024	12/31/2024	12,757
1/1/2025	12/31/2025	89,289	1/1/2025	12/31/2025	105,683	1/1/2025	12/31/2025	12,757
1/1/2026	12/31/2026	89,289	1/1/2026	12/31/2026	105,683	1/1/2026	12/31/2026	12,757
1/1/2027	12/31/2027	89,289	1/1/2027	12/31/2027	105,683	1/1/2027	12/31/2027	12,757
1/1/2028	12/31/2028	89,289	1/1/2028	12/31/2028	105,683	1/1/2028	12/31/2028	12,757
1/1/2029	12/31/2029	89,289	1/1/2029	12/31/2029	105,683	1/1/2029	12/31/2029	12,757
1/1/2030	12/31/2030	89,289	1/1/2030	12/31/2030	105,683	1/1/2030	12/31/2030	12,757
1/1/2031	12/31/2031	89,289	1/1/2031	12/31/2031	105,683	1/1/2031	12/31/2031	12,757
1/1/2032	12/31/2032	89,289	1/1/2032	12/31/2032	105,683	1/1/2032	12/31/2032	12,757
1/1/2033	4/25/2033	42,261	1/1/2033	5/19/2033	50,322	1/1/2033	6/19/2033	5,530
		$1,674,172			$2,007,970			$240,961

The outstanding lease commitment for the three greenhouses as of June 30, 2013 was $3,923,103.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

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

We conduct our production activities in China. Our products are sold in domestic markets as well as exported to foreign countries and regions such as Japan, Korea and Europe. We believe that we are the largest processed chestnut foods manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced over 50 high value-added processed chestnut products in the second quarter of 2013. We derive most of our revenues from sales in China, Japan and South Korea. In 2013, our primary strategy is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories, and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Sales in the second quarter of 2013 experienced a decline mostly due to a slow down in domestic economy. International sales accounted for 26.2% for the first six months of 2013, as compared to 22.8% over same period of last year. In the coming quarters, we anticipate higher demand for our traditional chestnut product line along with our fast growing convenience business line, including the bean products, lunch boxes, and pickle vegetables.

Frozen foods sold primarily to select export markets in Europe and supermarkets and wholesale customers in China contributed approximately 20.8% in revenues for the six months ended June 30, 2013 as compared to 18.3% in the same period of 2012, primarily driven by strong sales of frozen vegetable and fruit products.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the second quarter of 2013, the cost of our raw materials decreased from $29.5 million to $23.8 million, as compared to the second quarter of 2012, for a increase of approximately 19.3% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

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

We funded approximately 30.5% of our working capital from the proceeds of short-term loans from Chinese banks in the second quarter of 2013, as compared to 30.3% over the same period last year. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our balance of short-term bank loans as of June 30, 2013 was approximately $36.6 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing 2010, the Chinese government is implementing more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we completed two private placement financings in September 2010 and October 2009 with net proceeds of $9.0 million and $10.9 million, respectively, the proceeds of which were primarily used as working capital. We also secured a $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010, which we have fully drawn down as of December 2011.We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table summarizes the results of our operations during the three-month periods ended June 30, 2013 and June 30, 2012, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2013compared to the three-month period ended June 30, 2012.

(All amounts, other than percentages, stated in U.S. dollar)

			Increase	Increase
	Three months ended June 30,		/	/
			Decrease	Decrease
(In Thousands of USD)	2013	2012	($)	(%)
Net revenues	34,065	40,817	(6,752)	-16.5%
Cost of revenues	27,034	32,316	(5,282)	-16.3%
Gross profit	7,031	8,501	(1,470)	-17.3%
Operating expenses
Selling and marketing expenses	1,596	1,417	179	12.7%
General and administrative expenses	1,453	1,458	(5)	-0.3%
Operating Income	3,981	5,626	(1,645)	-29.2%
Government subsidy income	785	219	566	258.0%
Interest and other income	37	131	(94)	-71.5%
Other expenses	(77)	(341)	264	-77.4%
Interest expense	(1,108)	(665)	(442)	66.5%
Earnings before tax	3,618	4,969	(1,351)	-27.2%
Income tax	1,041	1,407	(366)	-26.0%
Income before minority interests	2,577	3,562	(985)	-27.6%
Minority interests	78	232	(154)	-66.5%
Net income	2,500	3,330	(830)	-24.9%

Revenue

Net Revenues. Our net revenue for the three months ended June 30, 2013 amounted to $34.1 million, which represents an decrease of approximately $6.7 million, or 16.5%, from the three-month period ended on June 30, 2012, in which our net revenue was $40.8 million. This decrease was attributable to the decreased revenues from sales of each of our three product segments, as reflected in the following table:

Three months ended
(in thousands of U.S. dollars)	6/30/2013	6/30/2012	Increase	Increase
Chestnut	16,800,063	19,950,606	(3,150,543)	(15.8%	)
Convenience food	10,470,096	14,915,661	(4,445,565)	(29.8%	)
Frozen food	6,794,582	5,950,493	844,089	14.2%
Total	34,064,741	40,816,760	(6,752,019)	(16.5%	)

Cost of Revenues. During the three months ended June 30, 2013, we experienced an decrease in cost of revenue, which consists of raw materials, direct labor and manufacturing overhead expenses, of $5.3 million, in comparison to the three months ended June 30, 2012, from approximately $32.3 million to $27.0 million, reflecting an decrease of approximately 16.3% . Approximately a decrease of $5.7 million was attributable to raw material costs, which decreased from $29.5 million during the three months ended June 30, 2012 to $23.8 million during the three months ended June 30, 2013, for a decrease of approximately 19.3% .

The other factors contributed to 0.4 million increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit decreased 1.5 million, or 17.3%, to $7.0 million for the three months ended June 30, 2013 from $8.5million for the same period in 2012 as a result of lower revenues, offset by lower costs of revenues, for the reasons indicated immediately above. Our gross margins decreased slightly from 20.8% to 20.6% . Gross profit margins by product segment for the three months ended June 30, 2013 were: 23-26% for chestnuts, 20-23% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased $179,366, or 12.7%, to $1.6million in the second quarter of 2013 as compared to $1.4million in the second quarter of 2012. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase.

Dollar Increase
(in U.S. dollars)
Wages (sales personnel)	50,696
Supermarket Fees	31,617
Transportation Fees	180,735

Selling and marketing expenses increased as we make continuous efforts to expand our distribution channels in China as well as to build up our brand recognition in the China market for our chestnut and convenience food products.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $4,972 from $1.46 million to approximately $1.45 million for the three months ended June 30, 2013, compared to the same period in 2012. The following table reflects the main factors that contributed to this decrease as well as the dollar amount that each factor contributed to this decrease:

Factor	Dollar Decrease
(in U.S. dollars)
Repair fees	(61,202)
Customer entertainment	(39,397)
Office expenses	(46,698)

The decreases listed in the table above were partially offset by increases in dollar amount of other factors, including social Security, consultancy and travel expenses, etc.

Income Before Taxation and Minority Interest

Income before taxation and minority interest decreased 1.3 million, or 27.2%, to $3.6 million for the three months ended June 30, 2013 from $5.0 million for the same period of 2012. The decrease was mainly attributable to the decrease of our sales revenue, partially offset by decrease in cost of revenue and operating expenses in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Income Taxes

Income taxes decreased $366,013, or 26.0%, to $1.0 million in the second quarter of 2013, as compared to $1.4 million in the second quarter of 2012. This decrease was mainly attributable to lower earnings before tax in 2013 as compared to 2012.

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

Net Income

Net income decreased $830,484, or24.9%, to $2,499,595 for the three months ended June 30, 2013 from $3,330,079 for the same period of 2012. The decrease was primarily attributable to decreased sales revenue, and was partially offset by decreased cost of goods sold, and lower income tax in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table summarizes the results of our operations during the six-month periods ended June 30, 2013 and June 30, 2012, respectively and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012.

(All amounts, other than percentages, stated in U.S. dollar)

	Six months ended June 30,		Increase /	Increase /
			Decrease	Decrease
(In Thousands of USD)	2013	2012	($)	(%)
Net revenues	68,875	77,958	(9,083)	-11.7%
Cost of revenues	54,447	61,999	(7,552)	-12.2%
Gross profit	14,428	15,958	(1,531)	-9.6%
Operating expenses
Selling and marketing expenses	3,387	2,788	600	21.5%
General and administrative expenses	2,875	2,761	115	4.2%
Operating Income	8,165	10,410	(2,245)	-21.6%
Government subsidy income	1,103	854	249	29.1%
Interest and other income	231	243	(13)	-5.2%
Other expenses	(84)	(18)	(67)	376.8%
Interest expense	(2,169)	(1,575)	(594)	37.7%
Earnings before tax	7,246	9,915	(2,669)	-26.9%
Income tax	2,055	2,594	(539)	-20.8%
Income before minority interests	5,191	7,321	(2,130)	-29.1%
Minority interests	173	409	(236)	-57.7%
Net income	5,018	6,912	(1,894)	-27.4%

Revenue

Net Revenues. Our net revenue for the six months ended June 30, 2013 amounted to $68.9 million, which represents a decrease of $9.1 million, or 11.7%, over the same period ended on June 30, 2012 where we had revenue of $78.0million. This decrease was attributable to the decreased revenues from sales of each of our three product segments, as reflected in the following table:

	Six months ended
(in thousands of U.S. dollars)	6/30/2013	6/30/2012	Increase	Increase
Chestnut	33,454,950	35,955,765	(2,500,815)	-7.0%
Convenience food	21,090,739	27,758,470	(6,667,731)	-24.0%
Frozen food	14,328,968	14,243,556	85,412	0.6%
Total	68,874,657	77,957,791	(9,083,134)	-11.7%

Cost of Revenues. Our cost of revenues, which consists of raw materials, direct labor and manufacturing overhead expenses, was $54.4 million for the six month period ended June 30, 2013, representing a decrease of $7.6million, or 12.2%, as compared to $62.0 million for the six month period ended June 30, 2012. Approximately a decrease of $9.0 million was attributable to raw material costs, which decreased from $56.3 million during the six months ended June 30, 2012 to $47.3 million during the six months ended June 30, 2013, for a decrease of approximately 16.0% .

The other factors contributed to 1.4 million increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit decreased $1.5 million, or 9.6% to $14.4 million for the six months ended June 30, 2013 from $16.0 million for the same period in 2012 as a result of decreased sales revenue, offset by lower cost as described above. Our gross margins increased slightly from 20.5% to 20.9% because our product mix in the period ended June 30, 2013 consisted of more chestnuts foods. Gross profit margins by product segment for the six months ended June 30, 2013 were: 23-26% for chestnuts, 20-23% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Selling and marketing expenses increased $599,575, or 21.5% to $3.4 million for the six months ended June 30, 2013 from $2.8 million for the same period in 2012. Selling and marketing expenses increased as we continue to expand our distribution channels and build up brand recognition for our products in China.

General and Administrative Expenses. General and administrative expenses increased $114,857, or 4.2% to $2.9 million for the six months ended June 30, 2013 from $2.8 million for the same period of 2012.

Income Before Taxation and Minority Interest

Income before taxation and minority interest decreased $2.7 million, or 26.9%, to $7.2 million for the six months ended June 30, 2013 from $9.9 million for the same period of 2012. The decrease was primarily a result of the lower sales revenue, partially offset by lower cost of revenue during the six month period ended on June 30, 2013 as compared to 2012.

Income Taxes

Income taxes decreased $538,825, or 20.8%, to $2.1 million for the six months ended June 30, 2013 from $2.6 million for the same period of 2012. The decrease of tax paid was primarily a result of the decrease of income in the first six months ended June 30, 2013, as compared to the same period in 2012.

Net Income

Net income decreased $1.9 million, or 27.4% to $5.0 million for the six months ended June 30, 2013 from $6.9 million for the same period of 2012. The decrease was primarily a result of lower sales revenue, partially offset by lower cost of goods sold and lower income tax in the six months ended June 30, 2013 as compared to the three months ended June 30, 2012

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents (excluding restricted cash) of $34.4 million. Our cash and cash equivalents increased by approximately $2.0 million from December 31, 2012, primarily due to cash generated from operating activities and financing activities. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Six Months Ended
	June 30,
	2013	2012
Net cash provided by (used in) operating activities	816	11,952
Net cash provided by (used in) investing activities	(6,643)	(2,048)
Net cash provided by (used in) financing activities	6,432	(8,093)
Net cash flow (outflow)	604	1,811

Operating Activities

Net cash provided by operating activities was $0.8 million for the six months period ended June 30, 2013 and net cash provided in operating activities in the first two quarters of 2012 was approximately $12.0 million. The decrease of approximately $11.1 million in net cash flows provided by operating activities in the first half of fiscal 2013 was primarily a result of higher increase in prepayment of approximately $2.1 million and higher increase in inventory of approximately $5.9 million.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash used in investing activities for the six months period ended June 30, 2013 was $6.6million, which represents an increase of $4.6 million from $2.0 million net cash used in investing activities for the same period of 2012. The increase was primarily due to purchases of equipment and plant in 2013 and increase in deposit.

Financing Activities

Net cash provided by financing activities for the six months period ended June 30, 2013 was $6.4 million, which represents an increase of $14.5 million from $8.1 million net cash used in financing activities during the same period in 2012. The increase of the net cash provided by financing activities was primarily a result of increased net short term bank borrowing in 2013.

Loan Facilities

As of June 30, 2013, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $36.6 million as of June 30, 2013, compared with $28.7 million as of December 31, 2012. In addition, we are also carrying a long term loan of $15 million from DEG due in March 2016, with eight equal semi-annual principal payments commencing September 2012.

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

As of June 30, 2013, the details pertaining to our subsidiaries were as follows:

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The amendments require an organization to:

a.

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

b.

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-03, “Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities” (“ASU 2013-03”). The amendment clarifies that the requirement to disclose the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (as Level 1, Level 2, or Level 3) does not apply to private companies and nonpublic not-for-profits for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. The amendments are effective upon issuance. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). The update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The ASU clarifies that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Accounting Standards Codification 830-30 to release any related cumulative translation adjustment into net income. The ASU provides that the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments take effect prospectively for public companies for fiscal years beginning after December 15, 2013, and interim reporting periods within those years. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-07, “Liquidation Basis of Accounting” (“ASU 2013-07”). The ASU requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation would be considered imminent when the likelihood is remote that the reporting entity would return from liquidation and either: (a) a plan for liquidation has been approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or the entity will return from liquidation, or (b) a plan for liquidation is imposed by other forces, and the likelihood is remote that the entity will return from liquidation. If a plan for liquidation was specified in an entity's governing documents at its inception (for example, limited-life entities), then liquidation would be imminent only if the approved plan for liquidation differs from the plan specified at the entity’s inception. The amendments take effect for all entities reporting under U.S. GAAP, except investment companies that are regulated under the Investment Company Act of 1940. The standard is effective for annual reporting periods beginning after December 31, 2013, and interim reporting periods therein. Early adoption is permitted. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

As of June 30, 2013, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

Off-Balance Sheet Arrangements

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

Changes in Internal Controls over Financial Reporting.

During the three months ended June 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2013

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer

/s/ David She
David She
Chief Financial Officer