Form 10-Q
period 2013-09-30
American Lorain CORP
filed 2013-11-14
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

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
Yes [_] No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of September 30, 2013 was 34,616,714.

Table of Contents

i

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1
CONSOLIDATED BALANCE SHEETS	2 – 3
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	4
CONSOLIDATED STATEMENTS OF CASH FLOWS	5 – 6
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY	7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 – 29

ii

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (“the Company”) as of September 30, 2013 and December 31, 2012, and the related statements of income, stockholders’ equity, and cash flows for the three and nine months period ended September 30, 2013 and 2012. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
November 1, 2013	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

			(Audited)
	Note	At September 30,	At December 31,
ASSETS		2013	2012
Current assets
Cash and cash equivalents	2(d)	$33,160,895	$32,345,603
Restricted cash	3	1,454,114	3,998,956
Trade accounts receivable	4	45,472,432	48,734,017
Other receivables	5	5,856,617	4,861,280
Inventory	6	53,865,827	38,072,704
Advance to suppliers		29,110,443	22,295,529
Prepaid expenses and taxes		3,392,192	381,905
Deferred tax asset		179,914	175,211
Security deposits and other assets		3,228,522	9,293,615
Total current assets		$175,720,956	$160,158,820

Non-current assets
Investment		-	270,019
Property, plant and equipment, net	7	87,570,560	84,639,726
Construction in Progress, net	7	42,062	-
Land use rights, net	8	16,431,734	5,296,668
TOTAL ASSETS		$279,765,312	$250,365,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	9	$33,032,397	$28,725,143
Long-term debt – current portion	12	5,053,696	4,226,107
Accounts payable		2,652,901	3,646,560
Taxes payable	10	2,754,403	5,005,346
Accrued liabilities and other payables	11	2,671,402	979,797
Customers deposits		90,820	1,428
Total current liabilities		$46,255,619	$42,584,381

Long-term liabilities
Long-term bank loans	12	9,047,202	14,382,306
Notes payable and debenture	12	29,333,160	12,696,196

TOTAL LIABILITIES		$84,635,981	$69,662,883

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

			(Audited)
		At September 30,	At December 31,
	Note	2013	2012

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively		-	-

Common Stock, $0.001 par value, 200,000,000 shares authorized; 34,616,714 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	13	34,617	34,617
Additional paid-in capital		53,487,389	53,487,389
Statutory reserves	2(r)	16,922,494	16,922,494
Retained earnings		93,372,932	84,097,961
Accumulated other comprehensive income		20,959,885	16,210,661
Non-controlling interests	14	10,352,014	9,949,228

TOTAL STOCKHOLDER’S EQUITY		$195,129,331	$180,702,350

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY		$279,765,312	$250,365,233

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars)

		Three months ended September 30,		Nine months ended September 30,
	Note	2013	2012	2013	2012

Net revenues	2(t),15	$53,103,910	$57,972,627	$121,978,566	$135,930,419
Cost of revenues		(42,786,893)	(45,583,295)	(97,233,792)	(107,582,656)
Gross profit		$10,317,017	$12,389,332	$24,744,774	$28,347,763

Operating expenses
Selling and marketing expenses		2,174,055	2,310,863	5,561,435	5,098,669
General and administrative expenses		1,418,386	1,627,095	4,293,756	4,387,609
		3,592,441	3,937,958	9,855,191	9,486,278

Operating income		$6,724,576	$8,451,374	$14,889,583	$18,861,485

Government subsidy income		344,447	281,374	1,447,789	1,135,730
Interest income		37,880	2,886	57,730	192,076
Other income		1,107,944	44,472	1,318,999	98,779
Other expenses		(50,329)	(6,434)	(134,547)	(24,098)
Interest expense		(2,444,169)	(1,128,368)	(4,612,763)	(2,703,251)

Earnings before tax		$5,720,349	$7,645,304	$12,966,791	$17,560,721

Income tax	2(q),16	(1,233,718)	(2,037,590)	(3,289,034)	(4,631,730)

Net income		$4,486,631	$5,607,714	$9,677,757	$12,928,991

Other comprehensive income:
Foreign currency translation gain		1,169,323	(317,396)	4,749,225	89,984
Comprehensive Income		5,655,955	5,290,318	14,426,982	13,018,975
Net income attributable to:

-Common stockholders		$4,256,690	$5,252,569	$9,274,971	$12,165,013
-Non-controlling interest		229,941	355,145	402,786	763,978
		$4,486,631	$5,607,714	$9,677,757	$12,928,991

Earnings per share	2(u), 17
- Basic		$0.12	$0.15	$0.27	$0.35
- Diluted		$0.12	$0.15	$0.27	$0.35

Weighted average shares outstanding
- Basic		34,616,714	34,507,874	34,616,714	34,507,874
- Diluted		34,616,714	34,507,874	34,616,714	34,507,874

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE AND SEPTEMBER MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30		September 30
	2013	2012	2013	2012
Cash flows from operating activities
Net income	$4,486,631	$5,607,714	$9,677,757	$12,928,991
Stock and share based compensation	-	328,897	-	380,504
Depreciation of fixed assets	1,038,882	847,188	3,155,850	2,017,237
Amortization of intangible assets	103,369	32,464	201,840	127,284
Adjustment to statutory reserve		-	-	681,175
(Increase)/decrease in accounts & other receivables	(15,348,361)	(19,575,936)	(4,459,274)	(7,911,633)
(Increase)/decrease in inventories	(4,158,037)	(11,914,113)	(15,793,124)	(17,600,510)
Decrease/(increase) in prepayment	(175,611)	(1,453,208)	(3,010,288)	(2,182,781)
Decrease/(increase) in deferred tax asset	(1,073)	265	(4,703)	(866)
Increase/(decrease) in accounts and other payables	1,453,567	1,050,685	(1,552,997)	(1,563,843)
Net cash (used in)/provided by operating activities	(12,600,633)	(25,076,044)	(11,784,939)	(13,124,442)

Cash flows from investing activities
Sale/(Proceeds) from short-term investment	-	-	270,019	-
Purchase of plant and equipment	(449,239)	(2,707,402)	(3,349,076)	(2,834,955)
Payment for the purchase of land use rights	(9,573,248)	15,741	(11,336,904)	(32,897)
(Increase)/decrease in restricted cash	1,410,693	746,976	2,544,842	(1,124,254)
(Increase)/decrease in deposit	9,448,858	(1,556)	6,065,094	(1,668)
Net cash used in investing activities	837,064	(1,946,241)	(5,806,025)	(3,993,774)

Cash flows from financing activities
Repayment of bank borrowings	3,704,702	-	(3,536,275)	(7,405,267)
Proceeds from bank borrowings	8,185,100	19,753,932	23,748,796	19,066,286
Proceeds from long-term borrowings and notes payable	(1,884,630)	4,747,587	(3,775,819)	4,747,587
Net cash provided by/(used in) financing activities	$10,005,172	$24,501,519	$16,436,702	$16,408,606

Net Increase/(decrease) of Cash and Cash Equivalents	(1,758,397)	(2,520,766)	(1,154,262)	(709,610)

Effect of foreign currency translation on cash and cash equivalents	531,017	(316,636)	1,969,554	87,496

Cash and cash equivalents–beginning of period	34,388,275	19,568,782	32,345,603	17,353,494
Cash and cash equivalents–end of period	$33,160,895	$16,731,380	$33,160,895	$16,731,380

Supplementary cash flow information:
Interest received	$79	$2,886	$19,929	$192,076
Interest paid	$508,724	$919,218	$2,338,057	$2,751,309
Income taxes paid	$3,184,293	$1,348,553	$7,364,364	$5,136,481

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2013 AND YEAR ENDED DECEMBER 31, 2012
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total

Balance, January 1, 2012	34,507,874	34,508	53,015,636	13,976,899	65,939,713	15,353,885	8,628,127	156,948,768
Issuance of share based compensation	108,840	109	503,493	-	-	-	-	503,602
Repayment of financing cost	-	-	(31,740)	-	-	-	-	(31,740)
Net income	-	-	-	-	21,743,769	-	-	21,743,769
Allocation to non-controlling interests	-	-	-	-	(1,321,101)	-	1,321,101	-
Appropriations to statutory reserve	-	-		2,264,420	(2,264,420)	-	-	-
Adjustment to statutory reserve	-	-	-	681,175	-	-	-	681,175
Foreign currency translation adjustment	-	-	-	-	-	856,776	-	856,776

Balance, December 31, 2012	34,616,714	34,617	53,487,389	16,922,494	84,097,961	16,210,661	9,949,228	180,702,350

Balance, January 1, 2013	34,616,714	34,617	53,487,389	16,922,494	84,097,961	16,210,661	9,949,228	180,702,350
Net income					9,677,757			9,677,757
Allocation to non-controlling interests					(402,786)		402,786	-
Foreign currency translation adjustment						4,749,224		4,749,224

Balance, September 30, 2013	34,616,714	34,617	53,487,389	16,922,494	93,372,932	20,959,885	10,352,014	195,129,331

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
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
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the period ended September 30, 2013 in order to be consistent with the presentation provided for the year ended December 31, 2012. There was no impact in earnings for the regrouping.

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

As of September 30, 2013, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.2	$13,181,950
Luotian Lorain Co., Ltd	PRC	100	4,019,743
Junan Hongrun Foodstuff Co., Ltd	PRC	100	48,758,230
Beijing Lorain Co., Ltd	PRC	100	1,629,620
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	2,503,096
Dongguan Lorain Co,,Ltd	PRC	100	162,962
International Lorain Holding Inc.	Cayman Islands	100	50,711,737

(c)	Use of estimates

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
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
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
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
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
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $0 and $2,264,420 from retained earnings to statutory reserves for the period ended September 30, 2013 and year ended December 31, 2012. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
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

	9/30/2013	630/2013	12/31/2012	9/30/2012	6/30/2012
Year end RMB : US$ exchange rate	6.1364	6.1732	6.3011	6.3190	6.3089
Average yearly RMB : US$ exchange rate	6.2132	6.2395	6.3034	6.3085	6.3027

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the period ended September 30, 2013, no warrants were issued nor options were granted. For the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. For the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
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

As of September 30, 2013 and December 31, 2012, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:

At September 30,	Quoted in	Significant
2013:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$33,160,895	$-	$-	$33,160,895
Restricted Cash	1,454,114	-	-	1,454,114
Total financial assets	$34,615,009	$-	$-	$34,615,009

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid- in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the periods ended September 30, 2013 and 2012 included net income and foreign currency translation adjustments.

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
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

As of September 30, 2013, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

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

4.	TRADE ACCOUNTS RECEIVABLE

	9/30/2013	12/31/2012
Trade accounts receivable	$45,928,595	$49,177,915
Less: Allowance for doubtful accounts	(456,163)	(443,898)
	$45,472,432	$48,734,017

Allowance for bad debt:	9/30/2013	12/31/2012
Beginning balance	$(443,898)	$(379,693)
Additions to allowance	(12,265)	(64,205)
Bad debt written-off		-
Ending balance	$(456,163)	$(443,898)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of September 30, 2013 and December 31, 2012:

	9/30/2013	12/31/2012
Advances to employees for job/travel disbursements	877,053	79,367
Amount due by a non-related enterprise	335,027	326,270
Other non-related receivables	100,073	76,168
Other related receivables	149,371	99,263
Short-term investment sale receivable	4,395,093	4,280,212
	$5,856,617	$4,861,280

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

However none of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of September 30, 2013.

Related party receivable consisted of the following as of September 30, 2013 and December 31, 2012:

	9/30/2013	12/31/2012
Chen, Si	$67,890	$67,523
You, Huadong	81,481	31,740
	$149,371	$99,263

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

On March 13, 2011, the Company entered into an agreement with Jiangsu Heng An Industrial Investment Group Co., Ltd. to sell the Company’s short-term investment in the amount of $ 7,764,577 (RMB 49,604,000) of a parcel of land located in Junan Town, Shandong Province, to construct residential buildings. The land was sold to Jiangsu Heng An at a total sale price of RMB 69,604,000 and a guaranteed gross profit of RMB 20,000,000 without consideration of profit/(loss) of the residential building project. The gain on the sale of the short-term investment excluding taxes payable was recorded as other income on the statements of income and comprehensive income. Title of the land transferred from the Company to Jiangsu Heng An with receipt of an initial deposit of RMB 15,000,000. As of September 30, 2013, a total of RMB 42,029,955 has been received and RMB 26,970,045 (USD 4,368,892) is classified as Other Receivable. According to the contract, the Company will be entitled to receive RMB 9,000,000 within 5 days after the title transfer and construction approval is complete, and RMB 27,000,000 within 5 days after the residential building main frame is completed

6.	INVENTORIES

Inventories consisted of the following as of September 30, 2013 and December 31, 2012:

	9/30/2013	12/31/2012
Raw materials	$22,961,563	$18,700,879
Finished goods	30,904,264	19,371,825
	$53,865,827	$38,072,704

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of September 30, 2013 and December 31, 2012:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

	9/30/2013	12/31/2012
At Cost:
Buildings	$80,980,849	$78,730,172
Landscaping, plant and tree	10,927,506	7,943,605
Machinery and equipment	12,187,904	11,374,635
Office equipment	661,916	363,306
Motor vehicles	580,101	839,874
	$105,338,276	$99,251,592
Less: Accumulated depreciation
Buildings	(7,435,742)	(5,911,972)
Landscaping, plant and tree	(2,829,759)	(2,108,661)
Machinery and equipment	(6,666,672)	(5,842,946)
Office equipment	(508,715)	(221,800)
Motor vehicles	(326,828)	(526,487)
	(17,767,716)	(14,611,866)

	$87,570,560	$84,639,726

Landscaping, plants, and trees accounts for the orchards that the Company has developed for agricultural operations. These orchards as well as the young trees which were purchased as nursery stock are capitalized into fixed assets. The depreciation is then calculated on a 30-year straight-line method when production in commercial quantities begins. The orchards have begun production in small quantities and the Company has accounted for depreciation commencing July 1, 2010. During the period ended September 30, 2013, the Company purchased three greenhouses to grow seasonal crops in order to lower cost.

8.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of September 30, 2013 and December 31, 2012:

	9/30/2013	12/31/2012
Land use rights, at cost	$17,526,369	$6,192,379
Utilities rights, at cost	50,693	49,368
Software, at cost	59,244	57,695
Patent, at cost	1,537	1,497
	17,637,843	6,300,939

Less: Accumulated amortization	(1,206,109)	(1,004,271)
	$16,431,734	$5,296,668

All lands are owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. The land use rights are then amortized over the period of usage. Amortization expense for the three month periods ended September 30, 2013 and 2012 were $103,369 and $32,464, respectively. Amortization expense for the nine month periods ended September 30, 2013 and 2012 were $201,837 and $127,284, respectively.

9.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following as of September 30, 2013 and December 31, 2012:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

	Remark	9/30/2013	12/31/2012

Loan from Junan County Industrial and Commercial Bank of China,
• Interest rate at 6.44% per annum; due 1/8/2013		-	1,031,567
• Interest rate at 5.88% per annum; due 4/10/2013		-	1,142,658
• Interest rate at 5.88% per annum; due 4/19/2013		-	999,825
• Interest rate at 5.88% per annum; due 4/24/2013	A	-	634,810
• Interest rate at 5.88% per annum; due 5/17/2013		-	1,348,971
• Interest rate at 5.88% per annum; due 2/21/2014		4,074,050	-
• Interest rate at 5.88% per annum; due 10/16/2013		1,108,142	-
• Interest rate at 6.16% per annum; due 10/21/2013		1,075,549	-
• Interest rate at 5.88% per annum; due 12/18/2013		1,466,658	-
• Interest rate at 5.88% per annum; due 1/8/2014		1,140,734	-
• Interest rate at 5.88% per annum; due 10/29/2014		684,440	-

Loan from Linyi Commercial Bank,
• Interest rate at 12.136% per annum due 1/10/2013		-	714,161
• Interest rate at 1.512% per annum due 1/9/2014		1,629,620	-
• Interest rate at 1.26% per annum due 1/10/2014		1,466,658	-

Loan from China Minsheng Bank Corporation, Linyi Branch
• Interest rate at 7.8% per annum due 8/29/2013		-	2,380,537
• Interest rate at 7.8% per annum due 2/26/2014		2,444,430

Loan from China Agricultural Bank, Luotian Branch
• Interest rate at 6.372% per annum due 9/12/2012		-	-
• Interest rate at 8.4% per annum due 3/3/2013		-	158,702
• Interest rate at 8.4% per annum due 6/3/2013		-	317,405
• Interest rate at 8.4% per annum due 9/3/2013		-	1,110,917
• Interest rate at 8.4% per annum due 9/3/2013		1,629,620	-
• Interest rate at 8.4% per annum due 9/3/2013		1,629,620	-

China Agricultural Development Bank
• Interest rate at 8.4% per annum due 1/3/2014		651,848	-
• Interest rate at 8.4% per annum due 8/19/2014		814,810	-

Bank of Beijing,
• Variable Interest rate, due 6/29/2013		-	1,269,620
• Interest rate at 7.2% per annum due 6/19/2014		1,303,696	-

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

Shenzhen Development Bank,
• Interest rate at 6.16% per annum due 1/30/2013		-	1,110,917
• Interest rate at 6.04% per annum due 9/6/2013		-	793,512
• Interest rate at 6.71% per annum due 10/23/2013		-	634,810

Luotian Sanliqiao Credit Union,
• Interest rate at 9.360% per annum due 1/6/2013		-	952,215
• Interest rate at 7.80% per annum due 1/6/2014		977,772	-

Beijing International Trust Co., Ltd.,
• Variable interest rate, due 9/16/2013		-	1,587,024
• Interest rate at 6.00% per annum due 9/23/2014		1,629,620	-

Weihai City Commercial Bank,
• Interest rate at 6.90% per annum due 3/7/2013		-	3,174,049

Bank of Ningbo ,
• Interest rate at 6.71% per annum due 9/27/2013		-	1,587,024
• Interest rate at 7.20% per annum due 9/25/2014		1,629,620	-

Hankou Bank, Guanshan Branch,
• Interest rate at 6.00% per annum due 9/6/2013		-	793,512
• Interest rate at 6.60% per annum due 9/14/2013		-	1,587,024
• Interest rate at 6.60% per annum due 9/12/2014		1,629,620	-

China Agricultural Bank, Shandong Branch
• Interest rate at 10.2% per annum due 7/16/2013	C	-	3,174,049
• Interest rate at 7.2% per annum due 8/29/2013	B	-	1,587,024
• Interest rate at 7.2% per annum due 8/22/2014		1,629,620	-

Ping An Bank, Jinan Branch
• Interest rate at 6.72% per annum due 1/3/2014		1,140,734	-
• Interest rate at 6.72% per annum due 5/2/2014		814,810	-
Luzhen Credit Union,
• Interest rate at 10.40% per annum due 2/27/2014		488,886	-

Postal Savings Bank of China
• Interest rate at 6.60% per annum due 11/26/2013		651,848	634,810

China Construction Bank
• Variable Interest rate, due 3/31/2014		798,514	-
• Variable Interest rate, due 4/30/2014		521,478	-

		$33,032,397	$28,725,143

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
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

10.	TAXES PAYABLES

Taxes payable consisted of the following as of September 30, 2013 and December 31, 2012:

	9/30/2013	12/31/2012
Value added tax payable	$19,685	$428,889
Corporate income tax payable	1,500,760	3,370,655
Employee payroll tax withholding	5,595	4,936
Property tax payable	70,824	55,877
Stamp tax payable	1,479	1,440
Business tax payable	166,492	154,112
Land use tax payable	41,190	65,525
Import tariffs	135	454
Capital gain tax payable	948,243	923,458
	$2,754,403	$5,005,346

11.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of September 30, 2013 and December 31, 2012:

	9/30/2013	12/31/2012
Accrued salaries and wages	$-	$3,174
Accrued utility expenses	42,486	55,639
Accrued interest expenses	907,603	219,630
Accrued transportation expenses	268,576	290,228
Other accruals	29,962	103,827
Business and other taxes	151,297	182,378
Disbursement payable	939,573	87,078
Accrued staff welfare	331,905	37,843
	$2,671,402	$979,797

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

12.	LONG-TERM DEBT

Current portions of long-term debt consisted of the following as of September 30, 2013 and December 31, 2012:

	9/30/2013	12/31/2012

Loans from China Development Bank
• Interest rate at 7.07% per annum due 5/20/2013	$-	$158,702
• Interest rate at 7.07% per annum due 11/20/2013	325,924	317,405
• Interest rate at 7.07% per annum due 6/20/2014	977,772	-

Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2013	-	1,875,000
• Interest rate at 5.510% per annum due 9/15/2013	-	1,875,000
• Interest rate at 5.510% per annum due 3/15/2014	1,875,000	-
• Interest rate at 5.510% per annum due 9/15/2014	1,875,000	-
	$5,053,696	$4,226,107

Non-current portions of long-term debt consisted of the following as of September 30, 2013 and December 31, 2012:

	9/30/2013	12/31/2012
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 9/16/2016	5,625,000	10,097,340

Loans from China Development Bank
• Interest rate at 7.07% per annum due 9/24/2015	3,422,202	4,284,966
	$9,047,202	$14,382,306

The Company’s loan with DEG began repaying the loan in semi-annual installments on September 15, 2012. As of September 30, 2013, the Company has repaid $5,625,000 in principal. The loan was collateralized with the following terms:

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

Non-current portions of notes payable consisted of the following as of September 30, 2013 and December 31, 2012:

	9/30/2013	12/31/2012
Note payable issued by Shanghai Pudong Development Bank
• Interest rate at 5.9% per annum due 12/28/2015	13,036,960	12,696,196

Debenture issued by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	16,296,200	-
	$29,333,160	$12,696,196

13.	CAPITALIZATION

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged until through December 31, 2007. In connection with the financing, the Company also issued 1,037,858 and 489,330 warrants to the PIPE investors and placement agent, respectively. During 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207 shares; however, because the holders did not pay in cash for the warrants, 110,752 of those shares were cancelled as consideration in lieu of the warrant holders paying in cash. Ultimately, 249,455 of new shares were issued to those who exercised their warrant. The Company also made an adjustment to its outstanding share count for rounding errors as result of the split and reverse splits made at the time of the reverse merger. The number of shares in the adjustment was an addition of seven shares. The Company believes the adjustment of seven shares is immaterial to both prior and current earnings per share calculation. As detailed in the table below, the total number of outstanding shares at September 30, 2013 was 34,616,714.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
New shares issued to employees per stock incentive plan		10/5/2012	108,840
Common stock at 9/30/2013			34,616,714

Warrants and options	Number of warrants or options	Issuance date	Expiration date
Warrants issued to investors in 2007 PIPE	1,037,858	5/3/2007	5/2/2010
Warrants issued to placement agent in 2007 PIPE	489,330	5/3/2007	5/2/2010
Employee stock options	1,334,573	7/28/2009	7/27/2014
Warrants issued to investors in 2009 PIPE - Series A	1,753,909	10/28/2009	4/28/2015
Warrants issued to investors in 2009 PIPE - Series B	501,115	10/28/2009	10/28/2012
Issued to service provider A during 2010	50,722	1/5/2010	1/2/2014
Issued to service provider B during 2010	20,289	1/5/2010	1/2/2014
Issued to service provider C during 2010	10,144	1/5/2010	1/2/2014
Total warrants and options	5,197,940

14.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the 19.8% equity of Shandong Lorain held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

15.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of September 30, 2013 and 2012:

Category	9/30/2013	9/30/2012
Chestnut	$58,097,797	$62,947,404
Convenience food	40,662,258	50,913,992
Frozen food	23,218,511	22,069,023
Total	$121,978,566	$135,930,419

Revenue by geography consisted of the following as of September 30, 2013 and 2012:

Country	9/30/2013	9/30/2012
Australia	$20,154	$88,290
Belgium	4,048,525	3,521,931
Canada	-	-
China	91,475,565	102,058,747
Denmark	-	53,878
France	1,360,662	1,725,334
Germany	1,125,698	1,096,314
Hong Kong	64,640	92,710
Indonesia	-	-
Israel	429,245	153,294
Japan	10,883,074	15,262,559
Malaysia	1,082,030	1,390,051
Netherlands	805,551	175,015
Philippines	382,991	-
Poland	115,250	213,769
Portugal	1,113,839	710,427
Singapore	1,472,920	668,390
South Korea	6,298,196	6,756,501
Spain	-	194,521
Sweden	-	33,045
Taiwan	43,986	371,362
Thailand	105,964	116,272
United Kingdom	-	1,068,084
United States	1,135,706	179,925
Vietnam	14,570	-
Total	$121,978,566	$135,930,419

16.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the periods ended September 30, 2013 and 2012:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

	9/30/2013	9/30/2012
Income attributed to PRC	$13,132,057	$18,078,289
Loss attributed to US	(165,266)	(517,568)
Income before tax	12,966,791	17,560,721

PRC Statutory Tax at 25% Rate	3,289,034	4,631,730
Effect of tax exemption granted	-	-

Income tax	$3,289,034	$4,631,730

Per Share Effect of Tax Exemption

		9/30/2013		9/30/2012
Effect of tax exemption granted	$		$
Weighted-Average Shares Outstanding Basic		34,616,714		34,507,874
Per share effect		$34,616,714		$34,507,874

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended September 30, 2013 and 2012:

	2013	2012
U.S. federal statutory income tax rate	35%	35.00%
Lower rates in PRC, net	-10%	-10.00%
Tax holiday for foreign investments	0.37%	1.38%
The Company’s effective tax rate	25.37%	26.38%

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

The Company has accrued a deferred tax asset as a result of its net operating loss in and before September 30, 2013 because the Company planned to setup operations in the United States. The company anticipates that the operations within the United States will generate income in the future so that it will be able to take full advantage of the accrued asset. Accordingly the Company has not provided a valuation allowances for the accrued tax asset.

The Company’s has detailed the tax rates for its subsidiaries for 2013 and 2012 in the following table.

	China Income Tax Rate
Subsidiary	2013	2012
International Lorain	0%	0%
Junan Hongran	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	25%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	3 months ended		9 months ended
	September 30		September 30
	2013	2012	2013	2012

Basic Earnings Per Share Numerator
Net Income	$4,256,690	$5,252,569	$9,274,971	$12,165,013

Income Available to Common Stockholders	$4,256,690	$5,252,569	$9,274,971	$12,165,013

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$4,256,690	$5,252,569	$9,274,971	$12,165,013

Income Available to Common Stockholders on Converted Basis	$4,256,690$	5,252,569	$9,274,971	$12,165,013

Original Shares:
Additions from Actual Events
-Issuance of Common Stock	34,616,714	34,507,874	34,616,714	34,507,874
Basic Weighted Average Shares Outstanding	34,616,714	34,507,874	34,616,714	34,507,874

Dilutive Shares:
Additions from Potential Events
-Exercise of Investor Warrants & Placement Agent Warrants	-	-	-	-
- Exercise of Employee & Director Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding:	34,616,714	34,507,874	34,616,714	34,507,874

Earnings Per Share
- Basic	$0.12	$0.15	$0.27	$0.35
- Diluted	$0.12	$0.15	$0.27	$0.35

Weighted Average Shares Outstanding
- Basic	34,616,714	34,507,874	34,616,714	34,507,874
- Diluted	34,616,714	34,507,874	34,616,714	34,507,874

18.	SHARE BASED COMPENSATION

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
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

During the period ended December 31, 2012 and 2011, the Company recorded a total of $503,493 and $644,243 stock option and its related general and administrative expenses.

During the period ended September 30, 2013, the Company did not grant any stock option.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $4.99	1,334,573 shares
$5.00 - $9.99	0 shares
$10.00 - $14.99	0 shares

No tax benefit has yet to be accrued or realized. For the period ended September 30, 2013, the Company has yet to repatriate its earnings. Accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes Model to value the warrants granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

	2012	2011
Weighted-average fair value of grants:	$1.3629	$1.1909
Risk-free interest rate:	0.33%	0.96%
Expected volatility:	59.93%	4.58%
Expected life in months:	36.00	36.00

19.	LEASE COMMITMENTS

(a.)	The Company entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at September 30, 2013 are shown in the following table:

From	To	Lease payment
7/1/2013	12/31/2013	$21,884
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$449,265

The outstanding lease commitment as of September 30, 2013 was $449,265.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Stated in US Dollars)

The minimum future lease payments for this property at December 31, 2012 are shown in the following table:

From	To	Lease payment
1/1/2013	12/31/2013	$87,536
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$514,917

The outstanding lease commitment as of December 31, 2012 was $514,917.

(b.)

During the period ended September 30, 2013, the Company entered into three operating lease agreement leasing three plots of land of which green houses are maintained to grow seasonal crops. The lease was signed by Junan Hongrun Foodstuff Co., Ltd. and expires on April 25, 2033, May 19, 2033, and June 19, 2033, respectively.

The minimum future lease payments for this property at September 30, 2013 are shown in the following table:

From	To	Greenhouse 1	From	To	Greenhouse 2	From	To	Greenhouse 3
9/1/2013	12/31/2013	$ 19,693	9/1/2013	12/31/2013	$ 23,974	9/1/2013	12/31/2013	$ 3,235
1/1/2014	12/31/2014	78,128	1/1/2014	12/31/2014	95,114	1/1/2014	12/31/2014	11,339
1/1/2015	12/31/2015	78,128	1/1/2015	12/31/2015	95,114	1/1/2015	12/31/2015	11,339
1/1/2016	12/31/2016	78,128	1/1/2016	12/31/2016	95,114	1/1/2016	12/31/2016	11,339
1/1/2017	12/31/2017	78,128	1/1/2017	12/31/2017	95,114	1/1/2017	12/31/2017	11,339
1/1/2018	12/31/2018	78,128	1/1/2018	12/31/2018	95,114	1/1/2018	12/31/2018	11,339
1/1/2019	12/31/2019	78,128	1/1/2019	12/31/2019	95,114	1/1/2019	12/31/2019	11,339
1/1/2020	12/31/2020	78,128	1/1/2020	12/31/2020	95,114	1/1/2020	12/31/2020	11,339
1/1/2021	12/31/2021	78,128	1/1/2021	12/31/2021	95,114	1/1/2021	12/31/2021	11,339
1/1/2022	12/31/2022	78,128	1/1/2022	12/31/2022	95,114	1/1/2022	12/31/2022	11,339
1/1/2023	12/31/2023	85,773	1/1/2023	12/31/2023	102,527	1/1/2023	12/31/2023	12,097
1/1/2024	12/31/2024	89,289	1/1/2024	12/31/2024	105,683	1/1/2024	12/31/2024	12,757
1/1/2025	12/31/2025	89,289	1/1/2025	12/31/2025	105,683	1/1/2025	12/31/2025	12,757
1/1/2026	12/31/2026	89,289	1/1/2026	12/31/2026	105,683	1/1/2026	12/31/2026	12,757
1/1/2027	12/31/2027	89,289	1/1/2027	12/31/2027	105,683	1/1/2027	12/31/2027	12,757
1/1/2028	12/31/2028	89,289	1/1/2028	12/31/2028	105,683	1/1/2028	12/31/2028	12,757
1/1/2029	12/31/2029	89,289	1/1/2029	12/31/2029	105,683	1/1/2029	12/31/2029	12,757
1/1/2030	12/31/2030	89,289	1/1/2030	12/31/2030	105,683	1/1/2030	12/31/2030	12,757
1/1/2031	12/31/2031	89,289	1/1/2031	12/31/2031	105,683	1/1/2031	12/31/2031	12,757
1/1/2032	12/31/2032	89,289	1/1/2032	12/31/2032	105,683	1/1/2032	12/31/2032	12,757
1/1/2033	4/25/2033	42,261	1/1/2033	5/19/2033	50,322	1/1/2033	6/19/2033	5,530
		$1,654,480			$ 1,983,996			$ 237,726

The outstanding lease commitment for the three greenhouses as of September 30, 2013 was $3,876,202.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
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

Overview

We are an integrated food manufacturing company with headquarters in Shandong Province, China. We develop, manufacture and sell the following types of food products: chestnut products. convenience foods (including ready-to-cook foods, ready-to-eat foods, and meals ready-to-eat); and frozen foods.

We conduct our production activities in China. Our products are sold in domestic markets as well as exported to foreign countries and regions such as Japan, Korea and Europe. We believe that we are the largest processed chestnut foods manufacturer in China. We have developed brand recognition for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced over 50 high value-added processed chestnut products in the third quarter of 2013. We derive most of our revenues from sales in China, Japan and South Korea. In 2013, our primary strategy is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories, and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Sales continue to be heavily concentrated in the Asian regions, with mainland China, Japan and South Korea accounting for 89.1% of total sales during the nine months ended September 30, 2013, as compared to 91.3% over the same period of last year. In the fourth quarter, American Lorain expects to see higher demand for its chestnut products as we enter traditionally strong quarter, as well as its convenience food products such as bean products, lunch boxes and pickle vegetables.

Frozen foods sold primarily to select export markets in Europe and wholesale customers in China contributed approximately 19.0% in revenues for the first nine months of 2013, compared with16.2% in the same period of 2012.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the third quarter of 2013, the cost of our raw materials decreased from $42.6 million to $39.0 million, as compared to the third quarter of 2012, for an decrease of approximately 8.5% . China currently faces high domestic inflation pressures, especially in agricultural products and consumer foods. The prolonged continuation or worsening of such pressure may negatively affect our sales or profitability. We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

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

We also fund approximately 25.5% of our working capital from the proceeds of short-term loans from Chinese banks in the third quarter of 2013, as compared to 50.2% over the same period last year. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our balance from short-term bank loans as of September 30, 2013 was approximately $33.0 million. The term of almost all such loans is one year or less. Historically, our lenders have permitted us to roll over such loans on an annual basis. However, we may not have sufficient funds available to pay all of our borrowings upon maturity, and our lenders may not permit us to roll over the loans in the future. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we completed two private placement financings in September 2010 and October 2009 with net proceeds of $9.0 million and $10.9 million, respectively, the proceeds of which were primarily used as working capital. We also secured a $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010, which we have fully drawn down as of December 2011.We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

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

The crisis of the financial and credit markets worldwide in the second half of 2008 has led to a severe economic recession worldwide. Furthermore, the on-going European debt crisis is still weighing on the global economy as well as the financial market. The continuation or worsening of unfavorable economic conditions, including the on-going global economy and capital markets disruptions, could have adverse impacts on our business, operating results or financial conditions in a number of ways. For example, we may experience declines in revenues, profitability and cash flows as a result of reduced orders, delays in receiving orders, delays or defaults in payment or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. In addition, changes and volatility in the equity, credit and foreign exchange markets and in the competitive landscape make it increasingly difficult for us to predict our revenues and earnings into the future.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table summarizes the results of our operations during the three month period ended September 30, 2013 and September 30, 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) of the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012.

(All amounts, other than
percentages, stated in U.S.
dollar)
	Three months ended
	September 30,		Dollar($)	Percentage
				(%)
	2,013	2,012	Increase	Increase
	(In US	(In US	(Decrease)	(Decrease)
	Dollar)	Dollar)
Net revenues	53,103,910	57,972,627	(4,868,717)	-8.4%
Cost of revenues	(42,786,893)	(45,583,295)	2,796,402	-6.1%
Gross profit	10,317,017	12,389,332	(2,072,315)	-16.7%

Operating expenses
Selling and marketing expenses	(2,174,055)	(2,310,863)	136,808	-5.9%
General and administrative	(1,418,386)	(1,627,095)	208,709	-12.8%
expenses

Operating income	6,724,576	8,451,374	(1,726,798)	-20.4%

Government subsidy income	344,447	281,374	63,073	22.4%
Interest income	37,880	2,886	34,994	1212.5%
Other income	1,107,944	44,472	1,063,472	2391.3%
Other expenses	(50,329)	(6,434)	(43,895)	682.2%
Interest expense	(2,444,169)	(1,128,368)	(1,315,801)	116.6%

Earnings before tax	5,720,349	7,645,304	(1,924,955)	-25.2%

Income tax	(1,233,718)	(2,037,590)	803,872	-39.5%

Income before minority interests	4,486,631	5,607,714	(1,121,083)	-20.0%

Net income attributable to:
Common stock holders	4,256,690	5,252,569	(995,879)	-19.0%
Minority interests	229,941	355,145	(125,204)	-35.3%

Revenue

Net Revenues. Our net revenue for the three months ended September 30, 2013 amounted to $53.1 million, which represents a decrease of approximately $4.9 million, or 8.4%, from the three-month period ended on September 30, 2012, in which our net revenue was $58.0 million. This decrease was attributable to the decreased revenues from sales of our chestnut and convenience food products, as reflected in the following table:

	Three months ended
Category	9/30/2013	9/30/2012	Increase(decrea	Increase(decr
			se)	ease)
Chestnut	24,642,847	26,991,639	(2,348,792)	-8.7%
Convenience food	19,571,519	23,155,522	(3,584,003)	-15.5%
Frozen food	8,889,543	7,825,467	1,064,076	13.6%
Total	53,103,909	57,972,628	(4,868,719)	-8.4%

Cost of Revenues. During the three months ended September 30, 2013, we experienced a decrease in cost of revenue, which consists of raw materials, direct labor and manufacturing overhead expenses, of $2.8 million, in comparison to the three months ended September 30, 2012, from approximately $45.6 million to $42.8 million, reflecting a decrease of approximately 6.1% . Our raw material costs decreased by 3.6 million from $42.6 million during the three months ended September 30, 2012 to $39.0 million during the three months ended September 30, 2013 due to lower production volume.

Gross Profit. Our gross profit decreased 2.1 million, or 16.7%, to 10.3 million for the three months ended September 30, 2013 from 12.4 million for the same period in 2012 as a result of lower revenues, offset by lower costs of revenues, for the reasons indicated immediately above. Our gross margins decreased slightly from 21.4% to 19.4% for the period ended September 30, 2013, as compared to the period ended September 30, 2012 due to inflation pressure in the Chinese domestic market. Gross profit margins by product segment for the three months ended September 30, 2013 were: 23-26% for chestnuts, 20-23% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased $136,808, or 5.9%, to $2.2 million in the third quarter of 2013 from $2.3 million in the third quarter of 2012. The following table reflects the main factors that contributed to this decrease as well as the dollar amount that each factor contributed to this decrease. The decreases listed in the table below were partially offset by increases in dollar amount of other selling and marketing expenses, including supermarket fees and travel expenses, etc.

(in U.S. dollars)

Decrease in Costs in the
Three Months Ended September 30, 2013 over
the Three Months Ended September 30, 2012

Transportation	$(162,198)
Port fees	(91,807)
Warehousing,	(45,680)

Selling and marketing expenses decreased together with the sales and also as we control our costs carefully.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $208,709 from $1.6 million to 1.4 million for the three months ended September 30, 2013, compared to the same period in 2012. The following table reflects the main factors that contributed to this decrease as well as the dollar amount that each factor contributed to this decrease. These lower expenses are partially offset by the increase of other expenses such as employee wages and audit fees during the three months ended September 30, 2013 compared to the same period of last year.

(In U.S Dollars)

Decrease in Costs in the
Three Months Ended September 30, 2013
over the Three Months Ended September 30, 2012

Social Security	$(35,973)
Entertainment Expense	(57,232)
Travel expenses	(14,090)

Interest Expenses. We experienced an increase in interest expenses of approximately $1.3 million from approximately $1.1 million to $2.4 million for the three months ended September 30, 2013, compared to the same period in 2012. The increase was mainly due to the increase in notes payable and debenture, which was $29.3 million as of September 30, 2013.

Income Before Taxation and Minority Interest

Income before taxation and minority interest decreased $1.9 million, or 25.2%, to $5.7 million for the three months ended September 30, 2013 from $7.6 million for the same period of 2012.

Income Taxes

Income taxes decreased $803,872, or 39.5%, to $1.2 million in the third quarter of 2013, as compared to $2.0 million in the third quarter of 2012.

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises, without any tax holiday. However, the PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008 to continue utilizing such tax holidays until they are fully utilized.

The income tax rates applicable to our Chinese operating subsidiaries in 2013 and 2012 are listed in the following table:

	2013	2012
Junan Hongrun	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	25%
Shandong Lorain	25%	25%
Dongguan Lorain	25%	25%
Shandong Greenpia	25%	25%
	32

Net Income

Net income decreased $1.0 million, or 19.0%, to $4.3 million for the three months ended September 30, 2013 from $5.3 million for the same period of 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table summarizes the results of our operations during the nine month period ended September 30, 2013 and September 30, 2012, respectively and provides information regarding the dollar and percentage increase or (decrease) of the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012.

	Nine months ended
	September 30,		Dollar($)	Percentage
				(%)
	2,013	2,012	Increase	Increase
	(In US Dollar)	(In US Dollar)	(Decrease)	(Decrease)

Net revenues	121,978,566	135,930,419	(13,951,853)	-10.3%
Cost of revenues	(97,233,792)	(107,582,656)	10,348,864	-9.6%
Gross profit	24,744,774	28,347,763	(3,602,989)	-12.7%

Operating expenses
Selling and marketing expenses	(5,561,435)	(5,098,669)	(462,766)	9.1%
General and administrative expenses	(4,293,756)	(4,387,609)	93,853	-2.1%

Operating income	14,889,583	18,861,485	(3,971,902)	-21.1%

Government subsidy income	1,447,789	1,135,730	312,059	27.5%
Interest income	57,730	192,076	(134,346)	-69.9%
Other income	1,318,999	98,779	1,220,220	1235.3%
Other expenses	(134,547)	(24,098)	(110,449)	458.3%
Interest expense	(4,612,763)	(2,703,251)	(1,909,512)	70.6%

Earnings before tax	12,966,791	17,560,721	(4,593,930)	-26.2%

Income tax	(3,289,034)	(4,631,730)	1,342,696	-29.0%

Income before minority interests	9,677,757	12,928,991	(3,251,234)	-25.1%

Net income attributable to:
Common stock holders	9,274,971	12,165,013	(2,890,042)	-23.8%
Minority interests	402,786	763,978	(361,192)	-47.3%

Revenue

Net Revenues. Our net revenue for the nine months ended September 30, 2013 amounted to $122.0 million, which is approximately $14.0 million, or 10.3%, lower compared with the same time period ended September 30, 2012 where we had revenue of $135.9 million. This decrease was attributable to the decreased revenues generated from sales of chestnut and convenience food products, as reflected in the following table:

	Nine months ended
Category	9/30/2013	9/30/2012	Increase	Increase
Chestnut	58,097,797	62,947,404	(4,849,607)	-7.7%
Convenience food	40,662,258	50,913,992	(10,251,734)	-20.1%
Frozen food	23,218,511	22,069,023	1,149,488	5.2%
Total	121,978,566	135,930,419	(13,951,853)	-10.3%

Cost of Revenues. Our cost of revenues, which consists of raw materials, direct labor and manufacturing overhead expenses, was $97.2 million for the nine month period ended September 30, 2013, a decrease of $10.3 million, or 9.6%, as compared to $107.6 million for the nine month period ended September 30, 2012. Approximately $12.3 million, of this decrease was attributable to an decrease in raw material costs, which decreased from $99.0 million during the nine months ended September 30, 2012 to $86.7 million, or by approximately 12.4%, during the nine months ended September 30, 2013.

The factors that contributed to 2.0 million increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit decreased $3.6 million, or 12.7%, to $24.7 million for the nine months ended September 30, 2013 from $28.3million for the same period in 2012. This decrease was attributable to decreased sales revenue, offset by lower cost as described above. Our gross margins decreased from 20.9% to 20.3% due to inflation pressure in the Chinese domestic market. Gross profit margins by product segment for the nine months ended September 30, 2013 were: 23-26% for chestnuts, 20-23% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Selling and marketing expenses increased $462,766, or 9.1%, to $5.6 million for the nine months ended September 30, 2013 from $5.1 million for the same period in 2012. Selling and marketing expenses increased as we enhanced our efforts to expand our distribution channels in China as well as internationally, and to build the brand recognition for our chestnut and convenience food products.

General and Administrative Expenses. General and administrative expenses decreased $93,853, or 2.1% to $4.3 million for the nine months ended September 30, 2013 from $4.4 million for the same period of 2012. The decrease of general and administrative expenses was primarily attributable to decreased entertainment expenses and employee benefits.

Interest Expenses. We experienced an increase in interest expenses of approximately $1.9 million from approximately $2.7 million to $4.6 million for the nine months ended September 30, 2013, compared to the same period in 2012.

Income Before Taxation and Minority Interest

Income before taxation and minority interest decreased $4.6 million or 26.2% to $13.0 million for the nine months ended September 30, 2013 from $17.6 million for the same period of 2012.

Income Taxes

Income taxes decreased approximately $1.3 million, or 29.0% to $3.3million for the nine months ended September 30, 2013 from $4.6 million for the same period of 2012. The decrease of tax paid was primarily a result of the decrease of pre-tax income in the first nine months ended September 30, 2013, as compared to the same period in 2012.

Net Income

Net income decreased $2.9 million, or 23.8% to $9.3 million for the nine months ended September 30, 2013 from $12.2 million for the same period of 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents (excluding restricted cash) of $33.2 million. Our cash and cash equivalents increased by approximately $0.8 million from December 31, 2012, primarily due to increase in short-term bank loans and debenture. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

(in thousands of U.S. dollars)
	Nine Months Ended
	September 30,
	2013	2012
Net cash provided by (used in) operating activities	(11,785)	(13,124)
Net cash provided by (used in) investing activities	(5,806)	(3,994)
Net cash provided by (used in) financing activities	16,437	16,409
Net cash flow (outflow)	(1,154)	(710)

Operating Activities

Net cash used in operating activities was $11.8 million for the nine months ended September 30, 2013 and net cash used in operating activities for the nine months ended September 30, 2012 was $13.1 million . The decrease of approximately $1.3 million in net cash flows used in operating activities in the nine months ended September 30, 2013 was primarily a result of lower increase in accounts & other receivables as compared to the same period in 2012.

Investing Activities

Our main uses of cash for investment activities are payments for the acquisition of property, plants and equipment.

Net cash used in investing activities for the nine months period ended September 30, 2013 was $5.8 million and net cash used in investing activities for the nine months ended September 30, 2012 was $4.0 million. The increase of $1.8 million in net cash flows used in investing activities in the nine months ended September 30, 2013 was primarily a result of $11.3 million payment for the purchase of land use rights, offset by $6.1 million decrease in deposits for the nine months period ended September 30, 2013 compared to the same period of last year.

Financing Activities

Net cash provided by financing activities for the nine months period ended September 30, 2013 was $16.44 million, which is an increase of $28,096 from $16.41 million net cash provided by financing activities during the same period in 2012. The increase of the net cash provided by financing activities was primarily a result of increased proceeds from long-term borrowings and notes payable in the nine months ended September 30, 2013 compared to the same period in 2012.

Loan Facilities

As of September 30, 2013, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $33.0 million as of September 30, 2013, compared with $28.7 million as of December 31, 2012. We are also carrying a long term loan from DEG due in March 2016, with original face value of $15 million and eight equal semi-annual principal payments commencing September 2012. The current carrying value of this loan is $9.4 million.

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

As of September 30, 2013, the details pertaining to our subsidiaries were as follows:

		Attributable equity
Name of Company	Place of incorporation	interest %	Registered capital
Shandong Lorain Co., Ltd	PRC	80.2	$13,181,950
Luotian Lorain Co., Ltd	PRC	100	4,019,743
Junan Hongrun Foodstuff Co., Ltd	PRC	100	48,758,230
Beijing Lorain Co., Ltd	PRC	100	1,629,620
Shandong Greenpia Foodstuff Co.,Ltd	PRC	100	2,503,096
Dongguan Lorain Co,,Ltd	PRC	100	162,962
International Lorain Holding Inc.	Cayman Islands	100	50,711,737

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

As of September 30, 2013, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

Off-Balance Sheet Arrangements

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended September 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 ofthe Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of theSarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2013

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer

/s/ David She
David She
Chief Financial Officer