Form 10-K
period 2013-12-31
American Lorain CORP
filed 2014-03-31
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number: 001-34449

AMERICAN LORAIN CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0430320
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

BeihuanZhong Road
Junan County
Shandong, People’s Republic of China, 276600
(Address of principal executive office and zip code)

(86) 539-7317959
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

Yes [  ]               No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]               No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]               No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]               No [X]

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter were 19,220,142 and $19,796,746, respectively.

There were 34,616,714 shares of common stock outstanding as of March 31, 2014.

Documents Incorporated by Reference: Portions of the registrant's Proxy Statement related to its 2014 Annual Stockholders' Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of the report.

FORM 10-K INDEX

PART I

Use of Certain Defined Terms

In this annual report on Form 10-K:

  “We,” “us” and “our” refer to ALN, and except where the context requires otherwise, our wholly-owned and majority-owned direct and indirect operating subsidiaries.
  “ALN” refers to American Lorain Corporation, a Nevada corporation (formerly known as Millennium Quest, Inc.).
  “Athena” refers to Athena, a limited liability company organized under the laws of France that is majority-owned by Junan Hongrun.
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
  “U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.
  “China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong and Macau).

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS

Overview of Our Business

We are an integrated food manufacturing company headquartered in Shandong Province, China. We develop, manufacture and sell the following types of food products:

  Chestnut products;
  Convenience foods (including ready-to-cook, or RTC, foods, ready-to-eat, or RTE, foods and meals ready-to-eat, or MRE); and
  Frozen food products.

We conduct our production activities in China and through our majority-owned subsidiary in France. Our products are sold in Chinese domestic markets as well as exported to foreign countries and regions such as Japan, South Korea and Europe. We derive most of our revenues from sales in China, Japan and South Korea. In 2014, our primary strategy is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia, Europe, and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Organizational Structure

ALN is a Nevada corporation that was incorporated on February 4, 1986 and was formerly known as “Millennium Quest, Inc.” Effective November 12, 2009, ALN reincorporated in Nevada from Delaware.

ALN owns 100% of ILH. ILH wholly owns two Chinese operating subsidiaries, Luotian Lorain and Junan Hongrun, directly. Junan Hongrun, in turn, wholly owns Dongguan Lorain. In addition, together with Junan Hongrun, ILH wholly owns Beijing Lorain, Shandong Greenpia, and owns approximately 80% of Shandong Lorain (Shandong Economic Development Investment Co. Ltd. owns approximately 20%). We sometimes refer to our six Chinese operating subsidiaries throughout this annual report on Form 10-K as the Lorain Group Companies. Below is an organizational chart of ALN, ILH and the Lorain Group Companies:

* Athena is a holding company which holds all of the capital and the voting shares of Conserverie Minerve, a company organized under French law. Conserverie Minerve specializes in the processing and sale of chestnut and prepared foods products in Europe. Conserverie Minerve operates its businesses through the following, direct and indirect, wholly owned subsidiaries:

  Sojafrais, a company organized under French law;
  SCI SIAM, a real estate company organized under French law;
  SCI GIU LONG, a real estate company organized under French law; and
  CACOVIN, a company organized under Portuguese law.

Recent Developments

On February 7, 2014, ALN through its indirect wholly-owned subsidiary, Junan Hongrun, entered into a Reiterative Share Purchase Agreement with Biobranco II, a company organized under Portuguese law (the “Biobranco Purchase Agreement”) to acquire from Biobranco II 2,750 shares of Athena, or 11% of the share capital of Athena, for an aggregate purchase price of €495,000 (or approximately US$670,600). The transaction was completed on March 13, 2014 upon payment of the purchase price.

On February 7, 2014, Junan Hongrun also entered into a Share Purchase Agreement with Intiraimi, a limited liability company organized under the laws of France (the “Intiraimi Purchase Agreement”) to acquire from Intiraimi 10,000 shares of Athena, or 40% of the share capital of Athena, for an aggregate purchase price of €1,500,000 (or approximately US$2,032,050) of which (i) €1,000,000 (or approximately US$1,354,700) will be payable at closing, and (ii) the remaining €500,000 (or approximately US$677,350) (“Deferred Payment”) will be payable on February 7, 2015 if certain conditions are met. The Intiraimi Purchase Agreement also contains customary non-competition and non-solicitation clauses for Intiraimi and Pedro Quintana, Intiraimi’s President. The initial payment under the Intiraimi Purchase Agreement in the amount of €1,000,000 (or approximately US$1,354,700) was paid on March 13, 2014. As a result of the Biobranco Purchase Agreement and the Intiraimi Purchase Agreement, Junan Hongrun owns 12,750 shares, or 51% share capital, of Athena. Junan Hongrun agreed to pledge 12,750 shares, or 51% of share capital, of Athena acquired in the above transactions to Intiraimi to guarantee the Deferred Payment.

In connection with the acquisition of a 51% controlling interest in Athena, on February 7, 2014, Junan Hongrun entered into a Shareholders’ Agreement (the “Shareholder Agreement”) with Athena and each of the other shareholders of Athena (“Current Shareholders”), which defines the rights of the Junan Hongrun and the Current Shareholders, and their respective undertaking as it relates to Athena, including, but not limited to:

  The settlement of certain claims the Current Shareholders have against Athena through the assignment of certain claims Athena, through its wholly owned subsidiary, Conserverie Minerve, has against Branco Group Companies for the benefit of the Current Shareholders;
  The handling of the commitment to install a Nunziata 4 burner chestnut shelling machine at the Cacovin facility, a company indirectly owned by Athena;
  The Junan Hongrun’s right to appoint the chief executive officer for Athena and its subsidiaries;
  The Junan Hongrun’s right, with the prior consent of the Current Shareholders, to appoint a general manager for Athena and its subsidiaries;
  Protective provisions granted to Current Shareholders;
  Information rights;
  Certain restrictions on transfer of Athena’s shares;
  Rights of pre-emption in connection with assignment; and
  Granting the Company a call option right to purchase 2,250 of the shares of Athena (or 9% of the share capital of Athena) for a purchase price of €900,000 (or approximately US$1,219,230), subject to downward adjustment to €405,000 (or approximately US$548,654) if the Current Shareholders failed to fulfill certain obligations under the Shareholder Agreement. The call option is exercisable within six (6) months after February 7, 2015.

The Shareholder Agreement expires ten (10) years from the date Junan Hongrun pays the initial purchase price under the Intiraimi Purchase Agreement and the purchase price under the Biobranco Purchase Agreement.

Products

Our products are categorized into the following three segments:

  Chestnut products,
  Convenience food products, and
  Frozen food products.

We produced 234 products in 2013, including 6 new products in the chestnut, convenience and frozen foods segment. We also discontinued 10 products in 2013 in the convenience segment.

Historically, chestnut products and convenience foods were our main profit centers. Sales of our chestnut and convenience foods segment slowed down 2013 due to weaker demand in domestic market. Sales was also impacted by a stronger RMB against foreign currencies such as Japanese Yen for our export sales. However, we are experiencing stronger sales for our frozen food products due to demand in both domestic and abroad. Frozen food products accounted for 17.8% of our revenues in 2013 as compared with 14.6% in 2012.

Chestnut Products

We believe that we are the largest chestnut processor and manufacturer in China. In addition, we have been giving increasing emphasis in recent years to building a stronger international sales network. As a result of our acquisition of control in Athena in the first quarter of 2014, we now have chestnut processing and manufacturing capabilities in France which will enable us to achieve a strategic command of the chestnut industry value chain in Europe.

We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced 58 high value-added processed chestnut products in 2013. In 2013 and 2012, this segment contributed 53.3% and 52.2% of our total revenues, respectively.

Our best selling products in 2013 included our aerated open-bottom chestnuts, which are chestnuts packaged with nitrogen; chestnuts in syrup, which are very popular in Japan and South Korea; and golden chestnut kernels. The majority of our chestnut products are natural and do not contain chemical additives.

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

Chestnut season in China lasts from September to January. We purchase and produce raw chestnuts during these months and store them in our refrigerated storage facilities throughout the year. Once we obtain a purchase order during the rest of the year we remove the chestnuts from storage, process them and ship them within one day of production.

Convenience Foods

Our convenience food products are characterized as follows:

  Ready-to-cook, or RTC, food products,
  Ready-to-eat, or RTE, food products and
  Meals ready-to-eat, or MRE, food products.

These products are intended to meet the current demands of our customers for safe, wholesome and tasty foods that are easily prepared.

RTCs can be served after a few easy cooking procedures. Typically, when preparing a RTC, customers need only to heat the food in a microwave or boil it for several minutes before eating. Our best-selling RTCs in 2013 were French fries.

RTEs can be served without any cooking. Our best-selling RTEs in 2013 were various bean products and pickle products.

MREs are meal kits with self-heating devices or microwavable kits, such as microwavable rice boxes. Our self-heating MREs are primarily for military use where no cooking device or other means are needed other than water. We also introduced microwavable MREs for civilian uses such as camping, traveling and other occasions where only simple preparation using a cooking device such as a microwave oven is required.

We produce various MREs based on Chinese cuisine, the best sellers of which were our pork with garlic sauce over rice and kungpao chicken with rice in 2013. Many of our convenience products are natural and do not contain chemical additives.

We produced 114 convenience food products in 2013, including 6 new products such as boiled vegetables. In 2013 and 2012, this segment contributed 28.9% and 33.2%, respectively, of our total revenues.

Frozen Food Products

We produce a variety of frozen foods, mostly frozen vegetables and frozen fruits. We produced 62 frozen food products in 2013. Our best-selling frozen foods in 2013 were frozen asparagus and frozen strawberries.

Our frozen food business allows us to mitigate the significant production seasonality of chestnut products and to increase the utilization rate of our production capacity. We are seeing steady increase in sales of our frozen food segment due to demands from both domestic and international markets. The frozen foods accounted for in our total revenue increased from 14.6% in 2012 and 17.8% in 2013. Gross margins in this segment are lower than the margins for chestnut products and convenience foods.

Our Manufacturing Facilities

General

We currently manufacture our products in six facilities in China, three of which are located in Junan County, Shandong Province, one in Luotian County, Hubei Province, one in Miyun County, Beijing and one leased facility in Dongguan, Guangdong Province. In addition, as a result of our acquisition of control in Athena in the first quarter of 2014, we now have chestnut and manufacturing capabilities in France.

The following table indicates the year that operations commenced at each of the facilities and the size of the facilities.

	Year Operations	Facility Size
Facility	Commenced	(square meters)
Junan Hongrun	2002	38,865
Shandong Lorain	1995	15,392
Beijing Lorain	2003	21,000
Luotian Lorain	2003	9,558
Dongguan	2008	9,250
Shandong Greenpia	2010	9,179
Conserverie Minerve*	1968	15,142
* a wholly-owned subsidiary of Athena, a company controlled by Junan Hongrun

Production Lines

We currently manufacture our products using 31 production lines. Each production line is used to produce between 10 and 50 products. We currently run three types of product lines:

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

The following table shows the number and types of production lines, the types of products produced and the production capacity at each facility:

Facilities	Production Lines	Product Portfolio	2013 Capacity
Junan Hongrun	3 Deep-freezing line 3 Convenience food lines 4 Canning lines	Chestnut products, frozen foods, beans, bean paste	Multi-purpose production lines with 54,000 tons of production capacity and 24,900 tons of cold and frozen storage
Shandong Lorain	1 Deep-freezing line 1 Convenience food line	Chestnut products, convenience frozen foods	foods, Multi-purpose production lines with 20,000 tons of production capacity and 3,500 tons of cold and frozen storage
Beijing Lorain	6 Convenience food lines 1 Deep-freezing line	Chestnut products, frozen foods	Multi-purpose production lines with 34,000 tons of production capacity and 4,650 tons of cold and frozen storage
Luotian Lorain	3 Convenience food lines 2 Deep-freezing lines	Chestnut products, convenience foods, frozen foods	Multi-purpose production lines with 24,000 tons of production capacity and 6,500 tons of cold and frozen storage
Dongguan factory	2 Convenience food lines	Convenience food	Multi-purpose production lines with 3,000 tons of production capacity and 2,250 tons of cold and frozen storage
Shandong Greenpia	2 Convenience food lines	Chestnut products, convenience foods	Multi-purpose production lines with 9,000 tons of production capacity and 1,500 tons of cold and frozen storage
Conserverie Minerve*	2 Convenience food lines 1 Deep-freezing line	Chestnut products, convenience foods	Multi-purpose production lines with 8,900 tons of production capacity and 11,920 tons of cold and frozen storage
* a wholly-owned subsidiary of Athena, a company controlled by Junan Hongrun

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

In the last quarter of 2013, we completed the installation of one chestnut decladding machine at our Junan Hongrun facility. This machinery, imported from Europe, preheats the chestnuts into dry condition, and declads the chestnuts using ejected natural gas flames. Unshelled chestnuts are then carried directly to frozen storage through connected pipeline. Average processing capacity could reach 3 metric tons per hour.

In the last quarter of 2013, we initiated a project to enhance the automation and quality for our production line at our Junan Hongrun facility, and it is expected to be finished by mid-2014. The project entails replacement and automation upgrades for key production procedures for chestnut products, and introduces numerous new equipment such as an additional chestnut decladding line, automated chestnut packaging line, chestnut vacuum saturator, chestnut sorting line, etc. The project also includes the construction of a 10,000 m2 new workshop. The project was listed as a key supported project by National Development and Reform Commission (“NDRC”).

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

Previously, most of our convenience foods were produced at our Beijing Lorain plant. With the introduction of bean products in 2009, we expanded our facility in Junan Hongrun with the addition of three convenience food production lines designed specifically for bean products with current annual capacity of 13,500 metric tons.

We believe our facilities are adequate for our current levels of production. We anticipate, however, that we may require additional facilities and/or product lines as our business grows. We are exploring the possibility of alliances with one or more OEM partners for the production, in the short-term, of some of our convenience food products and frozen products should our facilities be inadequate to meet increasing demand. We are also exploring the possibility of leasing additional production lines to expand our production capacity. We did not lease any production facility during 2013. We may decide to lease additional facilities in 2014, should circumstances require and subject to acceptable costing. In the long-term, we plan to increase our own production capacity by acquiring or building new facilities, subject to the availability of adequate sources of funding.

Storage Capacity

Storage of our raw materials and inventory is a critical element of our business. Our raw materials and partially finished products need to be preserved in frozen storages (-18ºC to -20ºC) or constant temperature storages (-5ºC to 5ºC). Storage is particularly critical for our chestnut products because chestnuts are a seasonal fruit.

The following table illustrates on a facility by facility basis the type and capacity of our storage resources:

		Number of	Capacity
Facility	Storage Type	Storage Units	(metric tons)
Junan Hongrun	Frozen Storage	19	20,100
	Constant Temperature	8	4,800
Shandong Lorain	Frozen Storage	5	2,000
	Constant Temperature	3	1,500
Beijing Lorain	Frozen Storage	6	2,850
	Constant Temperature	3	1,800
Luotian Lorain	Frozen Storage	8	4,500
	Constant Temperature	4	2,000
Dongguan	Frozen Storage	2	800
	Constant Temperature	2	1,450
Shandong Greenpia	Constant Temperature	4	1,500
Conserverie Minerve*	Frozen Storage	7	420
	Constant Temperature	3	11,500
TOTAL		74	55,220
* a wholly-owned subsidiary of Athena, a company controlled by Junan Hongrun

As we have expanded our production capacity, we have also expanded our storage capacity. All of the listed storage facilities are owned by us. In 2009, we expanded our storage capacity in Junan Hongrun by an additional 3,600 metric tons. In 2010, we also expanded our storage facility in Dongguan by 1,000 metric tons and, through our acquisition of Shandong Greenpia, we have added four additional storage units with an aggregate capacity of 1,500 metric tons. We also added 13,500 metric tons of cold storage at the Junan Hongrun facility during 2011. We did not add to our storage capacity during 2013. In 2014, we may build or lease additional storage facilities from time to time should circumstance require.

Agricultural Operations

We grow or set up agricultural co-ops with local farmers to supply ourselves with a small portion of chestnut, fruit and vegetable products. For the year ended December 31, 2013 and 2012, the supplies coming from agricultural operations have been immaterial. We believe, however, that development of agricultural facilities is a good strategy for the long-term. We anticipate that self-grown agricultural products and agricultural products grown in cooperation with local farmers will enable us to assure adequacy of supply, promote quality and reduce cost, particularly for our high margin offerings. For example, by growing Korean cultivar chestnuts domestically, we expect to significantly reduce our supply costs for this premium product, while ensuring superior quality.

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

Raw Materials

In 2013 and 2012, approximately 85% and 86% of our procured raw materials, respectively, consisted of agricultural products, including primarily chestnuts and vegetables, approximately 7% and 7%, respectively, consisted of packaging materials and approximately 8% and 7% consisted of condiments such as sugar, salt and flour.

Our Supply Sources

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, red meat, fish, eggs, rice and flour. Because of the diversity of available sources of these raw materials, we believe that our raw materials are currently in adequate supply and will continue to be so in the future.

We obtain our agricultural raw materials from three sources: domestic procurement (excluding self-supply), overseas markets, and self-supply. Domestic and overseas procurement accounted for 96.8% and 3.0%, respectively, of our total raw material costs in 2013, with self-supply accounted for less than 1%. We obtained substantially all of our agricultural raw materials from domestic sources during 2013.

In 2013 and 2012, respectively, we procured approximately 53,559 and 62,934 metric tons of chestnuts and approximately 49,909 and 72,254 metric tons of vegetables and other raw materials from a number of third party suppliers, domestic and overseas, and produced approximately 255 and 160 metric tons of chestnuts and other products from our own agricultural operations.

We select suppliers based on price and product quality. We typically rely on numerous domestic and international suppliers, including some with whom we have a long-term relationship. Our top 10 suppliers accounted for 23.7% and 34.1%, respectively, of the total procurement in 2013 and 2012 in value terms. We purchase from suppliers and farmers pursuant to supply contracts and underlying purchase orders. We have not entered into any long-term contracts with any of our suppliers.

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

Our Customers

Our products are sold in Chinese domestic markets as well as exported to foreign countries and regions such as Japan, South Korea and Europe. In 2013 and 2012, approximately 73.8 and 71.3%, respectively, of our sales were made domestically in China and approximately 26.2% and 28.7%, respectively, were to international customers, primarily Japan and South Korea. Our top ten customers contributed 12.9% and 15.4% of our total revenues in 2013 and 2012.

Domestic

In China, we sell our products through our own sales team and through third-party distributors. We have 36 sales offices in 31 provinces in China. In 2013 and 2012, we sold approximately 74.6% and 95.2%, respectively, of our products directly to our Chinese customers and approximately 25.4% and 4.8% through third-party distributors.

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

International

Our export sales destinations include:

  Asia pacific, primarily Japan, South Korea and Malaysia, but also Singapore, Philippines, and Australia;
  Europe, primarily Belgium and the United Kingdom, but also France, Germany, the Netherlands, Spain, Poland, and Denmark
  the Middle East, primarily Saudi Arabia and Israel;
  North America, including the United States and Canada

Outside China, we generate most of our sales in Asia. In 2013 and 2012, respectively, approximately 92.7% and 94.2% of our international sales were in Asia and approximately 6.4% and 5.5% were in Europe.

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

We have also been giving increasing emphasis in recent years to building a stronger international sales network. Our acquisition in France marks an important step for American Lorain along with our sustained marketing and operating efforts in Japan as well as domestic China. France is in a central position in Europe’s food supply as well as logistics, and this acquisition will potentially enable American Lorain to achieve a strategic command of the whole chestnut industry value chain in Europe, yielding significant synergy together with our China operations. We will provide strong support for raw material as well as procurement of Asian food supplies in China, and will also be able to take full advantage of Athena’s existing sales channels in Europe to supply not only chestnuts but also other food products desired by the European market.

Our Sales and Marketing Efforts

We seek to expand our customer base by:

  Direct sales communications with our large customers;
  Sales through distributors to new customer bases;
  Referrals from existing customers; and
  Participation in domestic and international food exhibitions and trade conferences.

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In 2013 our marketing and branding efforts included supermarket advertising and internet advertising.

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

We believe that we are able to provide our customers with greater selection and a more reliable supply than many of our competitors, which is especially important for our supermarket chain and large wholesaler customers. We produced 58 chestnut products in 2013. We believe that we are the sole provider of certain bottom-open chestnut and sweetheart chestnut products in China.

Labor is a large portion of total operating costs for food companies. We believe that we have a lower labor cost structure and a more abundant labor supply than many of our international competitors.

We are focused on managing our costs in other ways as well. We seek to locate our production facilities in close proximity to our main domestic sources of raw material supply to reduce transportation costs and give us first-hand knowledge of market factors affecting our cost of raw material supply. Our agricultural self-supply program, while modest at present, is expected to grow and to become a significant element of our cost containment efforts.

We use modern food processing technology and innovation in our formulation and manufacturing processes to create high quality products. Nitrogen preservation in particular, used in the production of convenience foods, is an innovative technology which has not been widely applied in China.

In 2008, we submitted an application for patent protection in the PRC for two of our technologies which support the production of our chestnut and convenience food products, with one successful patent grant and one denial. During 2009 and 2010, we submitted four additional patent applications, with three successful patent grants and one denial. (See “Intellectual Property” below.) We believe that our technology gives us an advantage over our Chinese competitors, allowing us to produce chestnut and convenience food products that are superior in quality and to offer more product varieties.

We believe that our reputation for quality contributes to our competitiveness. We maintain high food safety standards, in order to satisfy both domestic and international requirements. We also regularly conduct tests for quality of our products and compliance with standards.

Intellectual Property

Trademarks

We have registered in the PRC the trademark which we use on all of our products sold in China.

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

  High-temperature chestnut roasting machine is an innovative chestnut roasting device, which overcomes shortcomings of traditional roasters such as low efficiency and uneven heating. It is a sealed cylinder device equipped with thermometer and manometer to gauge the temperature and pressure inside the roaster. This new roasting device is also energy efficient and environmentally friendly. Our patent application for this device was approved by the State Intellectual Property Office in July 2011, and protected by PRC patent law for 10 years.

We were granted two additional patents by the State Intellectual Property Office of the PRC during 2012, including the preparation of aerated snack beans and frozen bottom open chestnuts. We also submitted one additional patent application during 2012 for the preservation, storage and processing procedures for chestnuts, which is currently under review. The approval for patents typically takes 3 to 4 years.

We take reasonable steps to protect our proprietary information and trade secrets, such as limiting disclosure of proprietary plans, methods and the like on a need-to-know basis and requiring employees with access to our proprietary technology to enter into confidentiality arrangements. We believe that our proprietary technology and trade secrets are adequately protected.

Our Employees

As of December 31, 2013, we had a total of 1,839 full-time employees and 480 part-time employees. 768 of our full-time employees are directly employed by our subsidiary companies and the remaining employees are employed by Linyi Zhifu Labor Service Company, an outsourcing company that we use to meet our staffing needs. As required by Chinese law, all employees are party to a written employment contract. We compensate the employees outsourced from Linyi Zhifu directly and pay Linyi Zhifu a service fee. Linyi Zhifu is responsible for the pension and social insurance benefits of the leased employees, as described below.

The following table sets forth the allocation of employees, both direct and leased, by job function.

Number of
Department	Employees

Production	1,848
Quality Control	82
Domestic Sales	168
Human Resources	8
Research and Development	45
International Sales	45
Finance	42
Procurement	24
Administration	50
Strategic planning	7
Total	2,319

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

Our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. We were required to contribute to the scheme on behalf of our direct employees at a rate of 24% of the average monthly salary for the years ended December 31, 2013 and 2012. In addition, we are required by Chinese law to cover our employees with various types of social insurance. We made contributions to the social insurance scheme on behalf of our direct employees at a rate of 4% of the average monthly salary for each employee for the years ended December 31, 2013 and 2012. As indicated above, Linyi Zhifu is responsible for contributions on behalf of the leased employees.

Our Research and Development Activities

Our research and development efforts are focused on three objectives:

  Superior product safety and quality;
  Reduction of operating costs; and
  Driving growth through the development of new products.

We have research and development staff at each of our facilities. In total, 45 employees are dedicated to research and development.

We rely heavily on customer feedback to assist us in the modification and development of our products. We also utilize customer feedback to assist us in the development of new products. Over the past several years, on average, we added 10 to 20 new varieties to our product portfolio each year. In 2013, we added 6 new products in our convenience foods segment and discontinued 10 products in the convenience food segment primarily due to slow sales.

The amount we spent on research and development activities during the years ended December 31, 2013 and 2012 was not a material portion of our total expenses for those years.

Government Regulation

As a manufacturer and distributor of food products, we are subject to regulations of China’s Agricultural Ministry and Ministry of Health. This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. It also regulates manufacturing practices, including quality assurance programs, for foods through its current manufacturing practice regulations, and specifies the standards of identity for certain foods, including the products sold by us, and prescribes the format and content of many of the products sold by us, the format and content of certain nutritional information required to appear on food products labels and approves and regulates claims of health benefits of food products.

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

Under the relevant PRC sanitation laws governing food export, unless an exporter’s products are exempted from inspection, products must be inspected in accordance with the Law of the PRC on Import and Export Commodity Inspection. We have not been exempted from inspection. In the past, we were authorized by the relevant authorities to conduct self-inspection of certain of our export products. However, currently, the relevant authorities have imposed tighter food safety control in China, and as a result, all of our exported food products must be inspected by relevant government agencies. We believe that all of our exported products are currently in compliance with such requirements and we do not anticipate any difficulties in complying with such rules in the future.

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

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2013, the cost of our raw materials decreased from $145,460,250 to $141,159,775 for a decrease of approximately 3.0% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The prices that we have paid for our raw materials recently have experienced significant fluctuation. If these price fluctuations continue, our profit margins may be materially adversely affected.

The average price that we paid for chestnuts in 2013 and 2012 was approximately $1,507 per metric ton and $1,433 per metric ton, respectively, excluding value added taxes. We do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further, and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

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

We have grown rapidly over the last few years. Our sales increased from $27,735,833 in 2004 to $215,279,785 in 2013. The number of product types we sold increased from approximately 100 in 2004 to approximately 234 in 2013. We intend to continue to expand the volume and variety of products we offer, as well as the geographical scope of our sales and production facilities. Our business growth could place a significant strain on our managerial, operational and financial resources. Our ability to manage future growth will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our workforce. Our personnel, systems, procedures and controls may not be adequate to support our future growth. Failure to effectively manage our expansion may lead to increased costs, a decline in sales and reduced profitability.

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

A significant portion of our revenues has historically been derived from a limited number of customers, particularly in our chestnut products segment. Sales to our ten largest customers accounted for approximately 12.9% and 15.4% of our total revenues in 2013 and 2012, respectively. The loss of any one of these customers, or a material decrease in purchases by any one of these customers, could adversely impact our revenues.

We rely primarily on distributors to sell our products. Any delays in delivery or poor handling by our distributors or third-party transport operators may affect our sales and damage our reputation.

In 2013, we sold our products through over 100 distribution service providers. The services provided could be suspended and could cause interruption to the supply of our products to domestic or overseas customers. Delivery disruptions may occur for various reasons beyond our control, including poor handling by service providers or third party transport operators, transportation bottlenecks, natural disasters and labor strikes, and could lead to delayed, damaged or lost deliveries. If our products are not delivered in a timely manner, our reputation could be harmed. If our products are damaged in the process of being delivered, we may be liable to pay for such damages incurred.

Failure of the market to accept our new products, or failure to obtain regulatory approval for our new products, may cause us to lose our competitive position in the food industry.

We introduced 16 new products in 2011, 7 new products in 2012 and 6 new products in 2013. We plan to introduce approximately 10 to 20 new products in 2014. The success of the new products we introduce depends on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences. We intend to introduce new products as well as alternative flavors, sizes and packaging for our existing products. We may not be able to gain market acceptance for our new products. Consumer preferences change, and any new products that we introduce may fail to meet the particular tastes or requirements of consumers, or may be unable to replace their existing preferences. Our failure to anticipate, identify or react to these particular tastes or changes could result in reduced demand for our products, which could in turn cause us to be unable to recover our development, production and marketing costs.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our research and development, operations and revenue.

The Lorain Group Companies were founded in 1994 by Si Chen, our chairman and chief executive officer. Mr. Chen, together with other senior management, has been a key driver of our strategy and has been fundamental to our achievements to date. The successful management of our business is, to a considerable extent, dependent on the services of Mr. Chen and other senior management. We compete for qualified personnel with other food processing companies, food retailers and research institutions. Consequently, we may either lose key employees to our competitors or we may need to significantly increase the compensation of such employees in order to retain them. The loss of the services of any key management employee or failure to recruit a suitable or comparable replacement could have a significant impact upon our ability to manage our business effectively, and our business and future growth may be adversely affected.

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

We also fund approximately 21.1% of our working capital requirements from the proceeds of short-term loans from Chinese banks. Our average loan balance from short-term bank loans in 2013 was approximately $32.8 million. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, we may not be able to roll over such loans in the future or may not have sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency.

Management anticipates that our existing capital resources and cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements through 2014. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

We are subject to credit risk in respect of account receivables.

In 2008 and 2009, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. Starting in 2008 and through 2013, we gradually shortened credit terms for many of our international and domestic customers from between 30 and 180 days to between 30 and 60 days. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

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

Accordingly, we have been entitled to tax concessions whereby the profit for the first two financial years beginning with the first profit-making year (after setting off tax losses carried forward from prior years) is exempt from income tax in the PRC and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing tax rates set by the relevant tax authorities. However, on March 16, 2007, the PRC’s National People’s Congress passed a new corporate income tax law, which became effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate, cost deduction and tax incentive policies for both domestic and foreign-invested enterprises. According to the new corporate income tax law, the applicable corporate income tax rate of our operating subsidiaries has been increased to a rate of 25% over a five-year grandfather period. This tax rate increase applies across the board, for all enterprises whether domestic or foreign. The PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008, to continue utilizing the tax holidays until fully utilized. The discontinuation of any such special or preferential tax treatment or other incentives could have an adverse effect on our business, financial condition and results of operations.

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

It may be difficult for our stockholders to effect service of process against our subsidiaries or our officers and directors.

Our operating subsidiaries were organized under the laws of China and substantially all of their assets are located outside the U.S. In addition, our executive officers and directors are residents of China and substantially all of their assets are located outside the U.S. As a result, it could be difficult for our stockholders to effect service of process in the U.S., or to enforce a judgment obtained in the U.S., against our officers and directors.

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

In order to avoid such SAFE registration requirements, a Japanese individual, Hisashi Akazawa, was designated as a nominee holder of ILH when ILH was established. Mr. Akazawa granted an option to our Chairman and Chief Executive Officer, Mr. Chen, allowing Mr. Chen to buy 90% of Mr. Akazawa’s interest in the Company at a fixed price at a future time in accordance with the terms of an option agreement between the two parties. On December 22, 2008, Mr. Chen exercised this option. In addition, on that date, Mr. Chen acquired all of the remaining shares of our company held by Mr. Akazawa. As a result, Mr. Chen is the beneficiary of ILH and may be required to register with and obtain approvals from SAFE or its agency with respect to the direct offshore investment activities related to the acquisition of the Lorain Group Companies.

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

Mr. Chen is the record owner of approximately 42.6% of our outstanding voting securities. As a result, he possesses significant influence over our business. For instance, Mr. Chen may elect our board of directors, authorize significant corporate transactions or prevent a future change in control of our company.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-in-control.

Our Articles of Incorporation authorize our board of directors to issue up to 5,000,000 shares of preferred stock without stockholder approval. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may contain voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights and redemption rights provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult to acquire our company and could negatively affect the market price of our common stock.

The exercise of outstanding warrants issuable for shares of our common stock may cause dilution to existing shareholders.

There are currently warrants outstanding to purchase up to an aggregate of 1,753,909 shares of our common stock at an exercise price of $3.70, subject to adjustments. These warrants expire in April 2015. If holders of these warrants exercise the warrants in exchange for shares of our common stock, such issuances may have a dilutive effect on the stock ownership of existing shareholders and may harm the market price of our stock. Furthermore, if we were to attempt to obtain additional financing during the term of these warrants, the terms on which we obtain such financing may be adversely affected by the existence of these warrants.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our primary facilities, which are owned except where otherwise indicated, are as follows:

Facility	Location	Approximate Size	Owned or Leased
		(Square Meters)
Junan Hongrun	Junan County, Shandong Province, PRC	197,637	Owned
Shandong Lorain	Junan County, Shandong Province, PRC	31,459	Owned
Beijing Lorain	Miyun County, Beijing Province, PRC	22,677	Owned
Luotian Lorain	Luotian County, Hubei Province, PRC	54,251	Owned
Dongguan Lorain	Dongguan County, Guangdong Province, PRC	5,472	Leased
Shandong Greenpia	Junan County, Shandong Province, PRC	33,332	Owned
Conserverie Minerve*	France and Portugal	35,645	Owned
* a wholly-owned subsidiary of Athena, a company controlled by Junan Hongrun

We may also own or lease space for additional facilities, including refrigerated storage facilities, and smaller offices, including sales offices, located in China.

In the aggregate, we currently have land use rights to, or lease, 79 properties with approximately 380,473 square meters, consisting of manufacturing facilities, office buildings and land reserved for future expansion. We believe our current facilities provide adequate capacity for our current and projected needs.

All land in China is owned by the State. Individuals and companies are permitted to acquire land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of up to 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Our common stock is quoted on the NYSE AMEX under the symbol “ALN”. As of March 28, 2014 the closing price for our common stock was $1.15 per share.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
	Market Prices
	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	$1.40	$1.20
Second Quarter	$1.29	$1.02
Third Quarter	$1.11	$0.61
Fourth Quarter	$0.97	$0.68

Fiscal Year Ended December 31, 2012
First Quarter	$1.74	$1.31
Second Quarter	$1.39	$1.10
Third Quarter	$1.30	$1.03
Fourth Quarter	$1.45	$1.13

Approximate Number of Holders of Our Common Stock

As of March 4, 2014, there were 291 stockholders of record of our common stock. This does not include the holders whose shares are held in a depository trust in “street” name.

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

Issuances of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information in Item 12 of this report is incorporated herein by reference.

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

Overview

We are an integrated food manufacturing company headquartered in Shandong Province, China. We develop, manufacture and sell the following types of food products:

  Chestnut products,
  Convenience foods (including ready-to-cook, or RTC, foods, ready-to-eat, or RTE, foods and meals ready-to-eat, or MRE); and
  Frozen food products.

We conduct our production activities in China. Our products are sold in the Chinese domestic markets as well as exported to foreign countries and regions such as Japan, South Korea and Europe. We believe that we are the largest chestnut processor and manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 10 to 15 years. We produced 58 high value-added chestnut products in 2013. We derive most of our revenues from sales in China, Japan and South Korea. In 2014, our primary strategy is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories, and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2013, the cost of our raw materials decreased from $145,460,250 to $141,159,775, for a decrease of approximately 3.0% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The average price that we paid for chestnuts in 2013 and 2012 was approximately $1,507 metric ton and $1,433 per metric ton, respectively, excluding value added taxes. In the past few years, increasing inflation pressures weighed on the Chinese economy which reflected on agricultural product prices. We do not have effective means and do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

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

We also funded approximately 21.1% and 24.4% of our working capital requirements in 2013 and 2012, respectively, from the proceeds of short-term loans from Chinese banks. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our average loan balance from short-term bank loans in 2013 and 2012 were approximately $32.8 million and $34.4 million, respectively. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, in recent years, the Chinese government has implemented more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we completed two private placement financings in September 2010 and October 2009 with net proceeds of $9.0 million and $10.9 million, respectively, the proceeds of which were primarily used as working capital. We also secured a $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010, which we have fully drawn down in 2011. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

We anticipate that our existing capital resources, cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements through 2014. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

In 2008 and 2009, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. Starting in 2008 and through 2013 we gradually shortened credit terms for many of our international and domestic customers from between 30 and 180 days to between 30 and 60 days. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

Recent Developments and Events

On March 13, 2014, we acquired 12,750 shares, or 51% share capital, of Athena from two existing shareholders of Athena for an aggregate purchase price of €1,995,000 (or approximately US$2,702,650) of which €500,000 (or approximately US$677,350) (“Deferred Payment”) remains due and payable to Intiraimi on February 7, 2015 under the Intiraimi Purchase Agreement if certain conditions are met. Under the terms of the Intiraimi Purchase Agreement, we agreed to pledge 12,750 shares, or 51% share capital, of Athena to Intiraimi to guarantee the Deferred Payment.

Athena is a holding company which holds all of the capital and the voting shares of Conserverie Minerve, a company organized under French law. Conserverie Minerve specializes in the processing and sale of chestnut and prepared foods products in the Europe. Conserverie Minerve operates its businesses through the following, direct and indirect, wholly owned subsidiaries:

  Sojafrais, a company under French law;
  SCI SIAM, a real estate company under French law;
  SCI GIU LONG, a real estate company under French law; and
  CACOVIN, a company under Portuguese law.

In connection with the Athena acquisition, on March 13, 2014, we issued a Convertible Promissory Note (“Note”) in the principal amount of US$3.5 million (the “Principal Amount”) to an investor. Under the terms of the Note, interest on the outstanding Principal Amount accrues at a rate of 4.5% per annum, and all accrued but unpaid interest is due and payable on June 30, 2014 and on the last day of each quarter thereafter. If the Note is not converted pursuant to the terms of the Note, additional interest on the outstanding Principal Amount shall accrue at a rate of 4.5% per annum and payable at the maturity of the Note. Unless the Note is otherwise accelerated or converted, the unpaid Principal Amount of the Note, together with all accrued but unpaid interest, is due and payable, at the election of the investor, on September 13, 2014 or March 13, 2015 (“Maturity Date”), provided, however, if the investor fails to notify the Company in writing by August 13, 2014 that it elects the maturity date of September 13, 2014, then the Maturity Date will be extended to March 13, 2015. In addition, under the terms of the Note, at any time commencing on or after September 13, 2014 and before March 13, 2015, the investor may convert in whole or in part the outstanding Principal Amount into a number of shares of our Common Stock of the Company on a per share conversion price of $1.15, as may be adjusted from time to time pursuant to the terms and conditions of the Note (“Conversion Price”); provided, however, the Company will not effect any conversion of the Note, and the investor will not have the right to convert any portion of the Note, to the extent (but only to the extent) that the Holder would beneficially own in excess of the Beneficial Ownership Limitation (as defined below), which beneficial ownership will be calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. The “Beneficial Ownership Limitation” is 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Note. The Note is secured by the personal guarantee of Si Chen, our chief executive officer and chairman.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, and the differences between the two periods expressed in dollars and percentages.

	Year Ended December 31,		Increase/Decrease	Increase/Decrease
(in thousands of U.S. dollars)	2013 ($)	2012 ($)	($)	(%)
Revenue	215,280	239,673	(24,393)	-10.2%
Cost of Revenue	(172,108)	(188,565)	16,457	-8.7%

Gross profit	43,172	51,108	(7,936)	-15.5%

Operating Expenses:
Selling and Marketing	(10,508)	(11,742)	1,234	-10.5%
General and administrative	(7,231)	(7,507)	276	-3.7%

Income from continuing operations	25,433	31,859	(6,426)	-20.2%

Non-operating Income
(Expenses):
Government grant	1,607	1,225	381	31.1%
Interest income	80	338	(258)	-76.3%
Other income	1,485	178	1,307	734.3%
Other expense	(189)	(87)	(102)	117.2%
Interest Expense	(5,153)	(4,032)	(1,121)	27.8%

Income before taxes	23,262	29,481	(6,219)	-21.1%
Income Taxes	(5,574)	(7,737)	2,163	-28.0%
Income before Minority Interest	17,689	21,744	(4,055)	-18.7%
Minority Interest	(1,054)	(1,321)	267	-20.2%

Net Income	16,634	20,423	(3,789)	-18.6%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

Net Revenues. Net revenues decreased by $24.4 million, or approximately 10.2%, to $215.3 million in 2013 from $239.7 million in 2012. This decrease was attributable to the decreased revenues from sales of our chestnut and convenience food products, as reflected in the following table:

	Year Ended December 31,
	2013	2012	Increase /	Increase /
	Revenues	Revenues	Decrease	Decrease
(in thousands of U.S. dollars)	($)	($)	($)	(%)
Chestnut	114,709,005	125,101,585	(10,392,580)	-8.3%
Convenience food	62,213,432	79,575,069	(17,361,637)	-21.8%
Frozen food	38,357,348	34,996,809	3,360,539	9.6%
Total	215,279,785	239,673,463	(24,393,678)	-10.2%

The decrease in revenue was due to decrease in both our Chinese domestic sales and exports. Revenues from sales in the Chinese domestic market decreased by approximately $12.0 million, or approximately 7.0%, in 2013. As a percentage of total revenues, revenues from sales in the domestic PRC market increased slightly to approximately 73.8% from approximately 71.3% in 2012.

In addition, in 2013, revenues from international sales to Japan, South Korea, United Kingdom, and Belgium as well as other countries decreased, in the aggregate, approximately $12.4 million, or 18.0%, compared to 2012. See Note 15 to the financial statements contained in this report for more information on the breakdown of our sales pursuant to geographic region.

Cost of Revenues. Our cost of revenues decreased $16.5 million, or approximately 8.7%, to $172.1 million in 2013 from $188.6 million in 2012. This decrease was attributable to the following factors, by percentage:

Increase
(Decrease) in
Cost
of Revenues
Category	(%)
Raw Materials	-3.0%
External Purchases	-42.9%
Other Allocated Overhead (depreciation, utilities, freight, equipment consumables)	2.1%
Wages	30.9%

Raw material costs decreased to $141,159,775, or approximately 3.0%, in 2013 from $145,460,250 in 2012; external purchases of finished products decreased by 42.9%, primarily reflecting our decreased operation and sales. Overhead expenses increased primarily due to increased depreciation expenses and utility expenses. Wages increased primarily due to increase in salary level. The following table reflects the changes in our cost of revenues in 2013 as compared to 2012 among our different segments:

(thousands of	2013 Cost of	2012 Cost of	Increase/
U.S. dollars)	Revenues ($)	Revenues ($)	(Decrease)
			(%)
Chestnut Products	89,900	96,325	-6.7%
Convenience Products	50,156	62,820	-20.2%
Frozen Products	32,052	29,420	8.9%
Total	172,108	188,565	-8.7%

Gross Profit. Our gross profit decreased $7.9 million, or 15.5%, to $43.2 million in 2013 from $51.1 million in 2012 as a result of lower net revenues, partially offset by lower cost of revenues, for the reasons indicated above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased approximately $1.2 million, or 10.5%, to $10.5 in 2013 from $11.7 million in 2012. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

Decrease in
costs in 2013
(in U.S. dollars)	over 2012 ($)
Advertising	(45,712)
Transportation	(485,222)
Commission	(100,731)
Port Fee	(1,076,115)

The decrease listed in the table above were partially offset by an aggregate of $0.8 million increase of other factors, including wages of sales personnel, storage rental, and supermarket fee.

General and Administrative Expenses. Our general and administrative expenses decreased approximately $0.3 million, or 3.7%, to $7.2 million in 2013 from $7.5 million in 2012. The following table reflects the main factors that contributed to this decrease as well as the dollar amount that each factor contributed to this decrease:

Decrease in
costs in 2013
(in U.S. dollars)	over 2012 ($)
Wage and Benefit	(218,904)
Provision for Bad Debts	(83,618)
Social Security	(136,910)
Land Use Fees	(83,450)

Government Subsidy Income

Government subsidy income increased from approximately $1.2 million in 2012 to $1.6 million in 2013, representing grants received mostly from the Junan County government and Beijing government to assist us in our research and business development.

Income Before Taxation and Minority Interest

Income before taxation and minority interest decreased $6.2 million, or 21.1%, to $23.3 million in 2013 from $29.5 million in 2012 as a result of lower revenues, partially offset by lower costs of revenues and operating expenses, for the reasons indicated above.

Income Taxes

Income taxes decreased approximately $2.2 million, or 28.0%, to $5.6 million in 2013, as compared to $7.7 million in 2012. This decrease was attributable to the lower income earned in 2013 as compared to 2012.

Minority Interest

Shandong Economic Development Investment holds 19.8% of the equity of our subsidiary Shandong Lorain, which is reflected in the minority interest of $1.1 million in 2013 and $1.3 million in 2012.

Net Income

Net income decreased $3.8 million, or 18.6%, to $16.6 million in 2013 from $20.4 million in 2012, as a result of the factors described above.

Liquidity and Capital Resources

General

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products and expanding our facilities. In the past, our primary sources of financing have been cash generated from operations and short-term loans from banks in China. In October 2009 and September 2010, we obtained approximately $11 million and 9 million, respectively, from two private placement transactions. We also secured a $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010 which we have fully drawn down in 2011. Proceeds from the private placement transactions and cash drawn down from the DEG loan, together with cash generated from operations and short-term bank loans, have been primarily used to fund our working capital needs, as well as addition to our construction in progress and purchase of fixed assets. At December 31, 2013 and 2012, cash and cash equivalents (including restricted cash) were $35.7 million and $36.3 million, respectively.

We expect to continue to finance our operations and working capital needs in 2014 from cash generated from operations and short-term bank loans. We expect that anticipated cash flows from operations and short-term bank loans will be sufficient to fund our operations through at least the next twelve months.

Based upon our present plans, we believe that cash on hand, cash flows from operations and funds available under our bank facilities will be sufficient to fund our capital needs for the next twelve (12) months. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide liquidity, if needed. Currently, the capital markets for small capitalization companies are difficult. Accordingly, we cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flows Data:	For year ended December 31,
(in thousands of U.S. dollars)	2013	2012
Net cash flows provided by (used in) operating activities	(8,446)	8,955
Net cash flows provided by (used in) investing activities	(20,969)	(3,347)
Net cash flows provided by (used in) financing activities	28,988	8,325

Operating Activities

Net cash used in operating activities for 2013 was $8.4 million and net cash provided by operating activities for 2012 was $9.0 million. The decrease of approximately $17.4 million in net cash flows provided by operating activities resulted primarily from a lower net income of $4.1 million, a higher prepayment of $1.5 million, and a higher increase in accounts and other receivables of $13.6 million.

Investing Activities

During 2013, our uses of cash for investment activities are primarily to purchase equipment and land use rights. Net cash used in investing activities for 2013 and 2012 were $21.0 million and $3.3 million, respectively, with the increase of approximately $17.6 million cash used in investing activities resulted primarily from $11.4 million higher payment for the purchase of land use rights, $15.0 million higher payment for the purchase of plant and equipment, partially offset by $15.3 million decrease of security deposit.

Financing Activities

Net cash provided by financing activities for 2013 and 2012 were $29.0 million and $8.3 million, respectively. The increase of approximately $20.7 million in net cash provided by financing activities resulted primarily from an increase of $30.2 million in long-term borrowings and notes payable, partially offset by $8.7 million decrease in long term bank borrowings.

Loan Facilities

As of December 31, 2013 and 2012, we carried $29.4 million and $28.7 million short term bank loans from Chinese domestic banks. Please refer to Note 9 of the consolidated financial statements for details.

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

As of December 31, 2013, the particulars of the commonly controlled entities are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest	capital
		%	$
Shandong Lorain Co., Ltd	PRC	80.2	13,238,040
Luotian Lorain Co., Ltd	PRC	100	4,145,195
Junan Hongrun Foodstuff Co., Ltd	PRC	100	48,965,698
Beijing Lorain Co., Ltd	PRC	100	1,636,554
Shandong Greenpia Foodstuff Co., Ltd	PRC	100	2,513,747
Dongguan Lorain Co., Ltd	PRC	100	163,655
International Lorain Holding Inc.	Cayman Islands	100	50,927,518

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

We believe that when custody and title of goods has been passed to our customers, or third party transporters, revenue is recognized. Our industry does not call for revenue recognition under multiple deliverable arrangements.

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

We have the accounting policy regarding financial instruments for our financial statements in 2013 and 2012. We consider it critical because our business is becoming more global in nature and the use of fair value for financial instruments has been widely adopted by accounting bodies around the globe. With financial statements that are widely accepted and comparable in many jurisdictions we will have greater access to capital locally.

Recent accounting pronouncements

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”).The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

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

In March 2013, the FASB issued ASU No. 2013-07, “Liquidation Basis of Accounting” (“ASU 2013-07”). The ASU requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation would be considered imminent when the likelihood is remote that the reporting entity would return from liquidation and either: (a) a plan for liquidation has been approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or the entity will return from liquidation, or (b) a plan for liquidation is imposed by other forces, and the likelihood is remote that the entity will return from liquidation. If a plan for liquidation was specified in an entity’s governing documents at its inception (for example, limited-life entities), then liquidation would be imminent only if the approved plan for liquidation differs from the plan specified at the entity’s inception. The amendments take effect for all entities reporting under U.S. GAAP, except investment companies that are regulated under the Investment Company Act of 1940. The standard is effective for annual reporting periods beginning after December 31, 2013, and interim reporting periods therein. Early adoption is permitted. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances. Some entities present unrecognized tax benefits as a liability unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or that resulted in, the recognition of a net operating loss or tax credit carryforward for that year and the net operating loss or tax credit carryforward has not been utilized. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. The objective of the amendments in this Update is to eliminate that diversity in practice.

As of December 31, 2013, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2013 begins on page F-1 of this Annual Report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of December 31, 2013, our internal controls over financial reporting are not effective.

The material weakness and significant deficiency identified by our management as of December 31, 2013 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

Remediation Initiative

We plan to provide U.S. GAAP training sessions to our accounting team. The training sessions will be organized to help our corporate accounting team gain experience in U.S. GAAP reporting and to enhance their awareness of new and emerging pronouncements with potential impact over our financial reporting. In November 2013, we organized a corporate wide, three day training session for all finance and accounting staff. In October 2013, we participated in a speech in given by Mr. Robert Khuzami, former Director of Enforcement at the U.S. Securities & Exchange Commission from 2009- 2013 who led a key reorganization of the Division of Enforcement. The speech covered the current SEC and DOJ enforcement environments, the implications of increased local government enforcement activities, SEC compliance obligations for foreign issuers, among other things. In January 2014, we attended the training session featuring a COSO update from Mr. Robert B. Hirth, Chairman of the COSO. We plan to continue to participate in such educational seminars, tutorials, and conferences in future.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2013, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our Proxy Statement related to our 2014 Annual Stockholders' Meeting and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in our Proxy Statement related to our 2014 Annual Stockholders' Meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our Proxy Statement related to our 2014 Annual Stockholders' Meeting and is incorporated herein by reference.

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of the end of fiscal year 2013 is as follows:

	(a)	(b)	(c)
	Number of	Weighted-	Number of
	securities to	average	securities
	be issued	exercise price of	remaining
	upon	outstanding	available for
	exercise of	options,	future
	outstanding	warrants	issuance
	options,	and rights	under equity
	warrants		compensation
	and rights		plans
(excluding
securities
reflected in
Plan category			column (a))
Equity compensation plans approved by security holders	N/A	N/A	0
Equity compensation plans not approved by security holders	1,334,573*	$1.58	0
Total	1,334,573*	$1.58	0

* Consists of options granted under the 2009 Incentive Stock Plan (“2009 Plan”) and assumed by the Company in a merger. No additional options may be granted under the assumed 2009 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE~~.~~

The information required by this item will be contained in our Proxy Statement related to our 2014 Annual Stockholders' Meeting and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES~~.~~

The information required by this item will be contained in our Proxy Statement related to our 2014 Annual Stockholders' Meeting and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2) Financial Statement and Schedules

The financial statements contained in the “Audited Financial Statements” beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit	Description
No.
3.1

Articles of Incorporation of the registrant, as filed with the Nevada Secretary of State on June 15, 2009, Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.

3.2	Bylaws of the registrant, Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.
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

10.3

Make Good and Escrow Agreement, dated as of September 9, 2010, by and among American Lorain Corporation, the purchasers named therein, Si Chen and the collateral agent named therein. Incorporated by reference to Exhibit 99.2 to the registrant’s current report on Form 8-K filed on September 13, 2010.

10.4

Loan Agreement, dated May 31, 2010, between Junan Hongrun Foodstuff Co. Ltd. and DEG-Deutsche Investitions- Und Entwicklungsgesellschaft MBH. Incorporated by reference to Exhibit 10.12 to the registrant’s quarterly report on Form 10-Q filed on August 11, 2010.

10.5

Share Purchase Agreement dated February 7, 2014 by and between Junan Hongrun Foodstuff Co., Ltd. and Intiraimi. Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on February 13, 2014.

10.6

Reiterative Share Purchase Agreement dated February 7, 2014 by and between Junan Hongrun Foodstuff Co., Ltd. and Biobranco II. Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on February 13, 2014.

10.7

Shareholders’ Agreement dated February 7, 2014 by and among Junan Hongrun Foodstuff Co., Ltd., Athena, and the other shareholders of Athena. Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on February 13, 2014.

14	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.
21.1	List of subsidiaries of the registrant *
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LORAIN CORPORATION

Date: March 31, 2014	By:/s/ Si Chen
Si Chen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

	President , Director and Chief	March 31, 2014
Executive Officer
/s/ Si Chen	(Principal Executive Officer)
Si Chen

Chief Financial Officer
(Principal Financial Officer and Principal
/s/ David She	Accounting Officer)	March 31, 2014
David She

/s/ Yundong Lu	Chief Operating Officer and Director	March 31, 2014
Yundong Lu

/s/ Dekai Yin	Director	March 31, 2014
Dekai Yin

/s/ Maoquan Wei	Director	March 31, 2014
Maoquan Wei

/s/ William Jianxiao Wu	Director	March 31, 2014
William Jianxiao Wu

AMERICAN LORAIN CORPORATION

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have audited the accompanying consolidated balance sheets of American Lorain Corporation of December 31, 2013 and 2012 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Lorain Corporation as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WWC, P.C.
San Mateo, California	WWC, P.C.
March 31, 2014	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

	At December 31,	At December 31,
ASSETS	2013	2012
Current assets
Cash and cash equivalents	$33,857,193	$32,345,603
Restricted cash	1,842,989	3,998,956
Trade accounts receivable	54,071,475	48,734,017
Other receivables	5,698,020	4,861,280
Inventory	41,950,253	38,072,704
Advance to suppliers	42,400,517	22,295,529
Prepaid expenses and taxes	2,168,573	381,905
Deferred tax asset	180,679	175,211
Security deposits and other assets	3,242,259	9,293,615
Total current assets	$185,411,958	$160,158,820

Non-current assets
Investment	-	270,019
Property, plant and equipment, net	87,561,341	84,639,726
Construction in Progress, net	13,665,470	-
Land use rights, net	16,407,543	5,296,668
TOTAL ASSETS	$303,046,312	$250,365,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$29,400,694	$28,725,143
Long-term debt – current portion	5,713,865	4,226,107
Accounts payable	4,015,502	3,646,560
Taxes payable	4,422,133	5,005,346
Accrued liabilities and other payables	2,315,815	979,797
Customers deposits	166,450	1,428
Total current liabilities	$46,034,459	$42,584,381

Long-term liabilities
Long-term bank loans	8,079,831	14,382,306
Notes payable and debenture	45,823,514	12,696,196

TOTAL LIABILITIES	$99,937,804	$69,662,883

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

	At December 31,	At December 31,
	2013	2012

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2013 and 2012, respectively	-	-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 34,616,714 shares issued and outstanding as of December 31, 2013 and 2012, respectively	34,617	34,617
Additional paid-in capital	53,487,389	53,487,389
Statutory reserves	18,396,513	16,922,494
Retained earnings	99,257,837	84,097,961
Accumulated other comprehensive income	20,928,244	16,210,661
Non-controlling interests	11,003,908	9,949,228
TOTAL STOCKHOLDER’S EQUITY	$203,108,508	$180,702,350

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$303,046,312	$250,365,233

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

	For the years ended December 31,
	2013	2012

Net revenues	$215,279,785	$239,673,463
Cost of revenues	(172,107,742)	(188,565,488)
Gross profit	$43,172,043	$51,107,975

Operating expenses
Selling and marketing expenses	(10,507,616)	(11,741,692)
General and administrative expenses	(7,231,171)	(7,506,881)
	(17,738,787)	(19,248,573)

Operating income	$25,433,256	$31,859,402

Government subsidy income	1,606,558	1,225,227
Interest income	79,615	338,027
Other income	1,484,702	177,728
Other expenses	(188,876)	(86,824)
Interest expense	(5,152,923)	(4,032,148)

Earnings before tax	$23,262,332	$29,481,412

Income tax	(5,573,757)	(7,737,643)

Net income	$17,688,575	$21,743,769

Other comprehensive income:
Foreign currency translation gain	4,717,583	856,776
Comprehensive Income	22,406,158	22,600,545
Net income attributable to:
-Common stockholders	$16,633,895	$20,422,668
-Non-controlling interest	1,054,680	1,321,101
	$17,688,575	$21,743,769

Earnings per share
- Basic	$0.48	$0.59
- Diluted	$0.48	$0.59

Weighted average shares outstanding
- Basic	34,616,714	34,533,817
- Diluted	34,616,714	34,533,817

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

	For the years ended December 31,
	2013	2012
Cash flows from operating activities
Net income	$17,688,575	$21,743,769
Stock and share based compensation	-	503,493
Depreciation of fixed assets	4,226,873	2,767,511
Amortization of intangible assets	301,079	186,994
Adjustment to statutory reserve	-	681,175
(Increase)/decrease in accounts & other receivables	(26,114,165)	(12,499,231)
(Increase)/decrease in inventories	(3,877,549)	(3,723,707)
Decrease/(increase) in prepayment	(1,786,668)	(249,195)
Decrease/(increase) in deferred tax asset	(5,468)	(10,818)
Increase/(decrease) in accounts and other payables	1,121,747	(444,515)
Net cash (used in)/provided by operating activities	(8,445,576)	8,955,476

Cash flows from investing activities
Sale of Short-term investment	270,019	-
Purchase of plant and equipment	(18,034,288)	(3,029,930)
Payment for the purchase of land use rights	(11,411,953)	(58,410)
(Increase)/decrease in restricted cash	2,155,968	9,018,415
(Increase)/decrease in deposit	6,051,356	(9,277,243)
Net cash used in investing activities	(20,968,898)	(3,347,168)

Cash flows from financing activities
Repayment of bank borrowings	(8,180,860)	(12,347,050)
Proceeds from bank borrowings	-	5,123,419
Proceeds from long-term borrowings and notes payable	45,823,514	15,580,037
Repayment of notes	(8,654,503)	-
Issuance of common stock	-	109
Repayment of financing cost (APIC)	-	(31,740)
Net cash provided by/(used in) financing activities	$28,988,151	$8,324,775

Net Increase/(decrease) of Cash and Cash Equivalents	(426,323)	13,933,083

Effect of foreign currency translation on cash and cash equivalents	1,937,913	1,059,026

Cash and cash equivalents–beginning of period	32,345,603	17,353,494
Cash and cash equivalents–end of period	$33,857,193	$32,345,603

Supplementary cash flow information:
Interest received	$79,615	$322,285
Interest paid	$4,386,788	$3,891,864
Income taxes paid	$6,364,077	$7,233,483

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total

Balance, January 1, 2012	34,507,874	34,508	53,015,636	13,976,899	65,939,713	15,353,885	8,628,127	156,948,768
Issuance of share based compensation	108,840	109	503,493	-	-	-	-	503,602
Repayment of financing cost	-	-	(31,740)	-	-	-	-	(31,740)
Net income	-	-	-	-	21,743,769	-	-	21,743,769
Allocation to non-controlling interests	-	-	-	-	(1,321,101)	-	1,321,101	-
Appropriations to statutory reserve	-	-		2,264,420	(2,264,420)	-	-	-
Adjustment to statutory reserve	-	-	-	681,175	-	-	-	681,175
Foreign currency translation adjustment	-	-	-	-	-	856,776	-	856,776

Balance, December 31, 2012	34,616,714	34,617	53,487,389	16,922,494	84,097,961	16,210,661	9,949,228	180,702,350

Balance, January 1, 2013	34,616,714	34,617	53,487,389	16,922,494	84,097,961	16,210,661	9,949,228	180,702,350
Net income	-	-	-	-	17,688,575	-	-	17,688,575
Allocation to non-controlling interests	-	-	-	-	(1,054,680)	-	1,054,680	-
Appropriations to statutory reserve	-	-	-	1,474,019	(1,474,019)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	4,717,583	-	4,717,583

Balance, December 31, 2013	34,616,714	34,617	53,487,389	18,396,513	99,257,837	20,928,244	11,003,908	203,108,508

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
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

	(c)	Business Activities

The Company develops, manufactures, and sells convenience foods (including ready-to-cook (or RTC) foods; ready-to-eat (or RTE) foods and meals ready-to-eat (or MRE); chestnut products; and frozen foods, in hundreds of varieties. The Company operates through indirect Chinese subsidiaries. The products are sold in domestic markets as well as exported to foreign countries and regions such as Japan, South Korea and Europe.

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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the period ended December 31, 2013 in order to be consistent with the presentation provided for the year ended December 31, 2012. There was no impact in earnings for the regrouping.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

(b)	Principles of consolidation

The consolidated financial statements which include the Company and its subsidiaries are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries; ownership interests of non-controlling investors are recorded as non-controlling interests.

As of December 31, 2013, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd.	PRC	80.2	$13,238,040
Luotian Lorain Co., Ltd.	PRC	100	4,145,195
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	48,965,698
Beijing Lorain Co., Ltd.	PRC	100	1,636,554
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,513,747
Dongguan Lorain Co., Ltd.	PRC	100	163,655
International Lorain Holding Inc.	Cayman Islands	100	50,927,518

(c)	Use of estimates

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
DECEMBER 31, 2013 AND 2012
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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

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
DECEMBER 31, 2013 AND 2012
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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $0 and $2,264,420 from retained earnings to statutory reserves for the period ended December 31, 2013 and year ended December 31, 2012. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

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

	12/31/2013	12/31/2012
Year end RMB: US$ exchange rate	6.1104	6.3011
Average yearly RMB: US$ exchange rate	6.1905	6.3034

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the period ended December 31, 2013, no warrants were issued and no options were granted. For the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. For the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

  Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of December 31, 2013 and 2012, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:

At December 31, 2013:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$33,857,193	$-	$-	$33,857,193
Restricted Cash	1,842,989	-	-	1,842,989
Total financial assets	$35,700,182	$-	$-	$35,700,182

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

At December 31, 2012:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$32,345,603	$-	$-	$32,345,603
Restricted Cash	3,998,956	-	-	3,998,956
Total financial assets	$36,344,559	$-	$-	$36,344,559

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

(w)	Commitments and contingencies

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid- in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the periods ended December 31, 2013 and 2012 included net income and foreign currency translation adjustments.

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

In March 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013- 04”). The update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances. Some entities present unrecognized tax benefits as a liability unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or that resulted in, the recognition of a net operating loss or tax credit carryforward for that year and the net operating loss or tax credit carryforward has not been utilized. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. The objective of the amendments in this Update is to eliminate that diversity in practice.

As of December 31, 2013, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

4.	TRADE ACCOUNTS RECEIVABLE

	12/31/2013	12/31/2012
Trade accounts receivable	$54,511,350	$49,177,915
Less: Allowance for doubtful accounts	(439,875)	(443,898)
	$54,071,475	$48,734,017

Allowance for bad debt:	12/31/2013	12/31/2012
Beginning balance	$(443,898)	$(379,693)
Additions to allowance	-	(64,205)
Bad debt written-off	4,023	-
Ending balance	$(439,875)	$(443,898)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of December 31, 2013 and 2012:

	12/31/2013	12/31/2012
Advances to employees for job/travel disbursements	637,808	79,367
Amount due by a non-related enterprise	163,656	326,270
Other non-related receivables	333,411	76,168
Other related receivables	149,350	99,263
Short-term investment sale receivable	4,413,795	4,280,212
	$5,698,020	$4,861,280

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

Specifically, the company uses every available employee to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. However none of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of December 31, 2013.

Related party receivable consisted of the following as of December 31, 2013 and 2012:

	12/31/2013	12/31/2012
Chen, Si	$67,523	$67,523
You, Huadong	81,827	31,740
	$149,350	$99,263

Related party receivable represented advances issued by management for job or travel disbursement in the normal course of business. The receivable had no impact on earnings. As with other employees, officers sign notes when cash is issued to them as job or travel disbursement.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

In order to satisfy certain criteria for obtaining the long-term loan with DEG, as noted in footnote 12, Junan Hongrun lent money to Mr. You, Huadong to purchase life insurance.

Related party receivable amounts are disclosed as other related receivables in other receivables.

On March 13, 2011, the Company entered into an agreement with Jiangsu Heng An Industrial Investment Group Co., Ltd. to sell the Company’s short-term investment in the amount of $ 7,764,577 (RMB 49,604,000) of a parcel of land located in Junan Town, Shandong Province, to construct residential buildings. The land was sold to Jiangsu Heng An at a total sale price of RMB 69,604,000 and a guaranteed gross profit of RMB 20,000,000 without consideration of profit/(loss) of the residential building project. The gain on the sale of the short-term investment excluding taxes payable was recorded as other income on the statements of income and comprehensive income. Title of the land transferred from the Company to Jiangsu Heng An with receipt of an initial deposit of RMB 15,000,000. As of December 31, 2013, a total of RMB 42,029,955 has been received and RMB 26,970,045 (USD 4,413,794) is classified as Other Receivable. According to the contract, the Company will be entitled to receive RMB 9,000,000 within 5 days after the title transfer and construction approval is complete, and RMB 27,000,000 within 5 days after the residential building main frame is completed.

6.	INVENTORIES

Inventories consisted of the following as of December 31, 2013 and 2012:

	12/31/2013	12/31/2012
Raw materials	$26,262,278	$18,700,879
Finished goods	15,687,975	19,371,825
	$41,950,253	$38,072,704

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of December 31, 2013 and 2012:

	12/31/2013	12/31/2012
At Cost:
Buildings	$81,325,426	$78,730,172
Landscaping, plant and tree	10,974,003	7,943,605
Machinery and equipment	12,837,463	11,374,635
Office equipment	681,060	363,306
Motor vehicles	582,128	839,874
	$106,400,080	$99,251,592
Less: Accumulated depreciation
Buildings	(7,975,238)	(5,911,972)
Landscaping, plant and tree	(3,081,369)	(2,108,661)
Machinery and equipment	(6,916,526)	(5,842,946)
Office equipment	(524,931)	(221,800)
Motor vehicles	(340,675)	(526,487)
	(18,838,739)	(14,611,866)

	$87,561,341	$84,639,726

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

Landscaping, plants, and trees accounts for the orchards that the Company has developed for agricultural operations. These orchards as well as the young trees which were purchased as nursery stock are capitalized into fixed assets. The depreciation is then calculated on a 30-year straight-line method when production in commercial quantities begins. The orchards have begun production in small quantities and the Company has accounted for depreciation commencing July 1, 2010. During the year ended December 31, 2013, the Company purchased three greenhouses to grow seasonal crops in order to lower cost.

8.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of December 31, 2013 and 2012:

	12/31/2013	12/31/2012
Land use rights, at cost	$17,600,945	$6,192,379
Utilities rights, at cost	50,909	49,368
Software, at cost	59,496	57,695
Patent, at cost	1,543	1,497
	17,712,893	6,300,939

Less: Accumulated amortization	(1,305,350)	(1,004,271)
	$16,407,543	$5,296,668

All lands are owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. The land use rights are then amortized over the period of usage. Amortization expense for the years ended December 31, 2013 and 2012 were $301,079 and $186,994, respectively.

9.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following as of December 31, 2013 and 2012:

	Remark	12/31/2013	12/31/2012

Loan from Junan County Industrial and Commercial Bank of China,
• Interest rate at 6.44% per annum; due 1/8/2013		-	1,031,567
• Interest rate at 5.88% per annum; due 4/10/2013		-	1,142,658
• Interest rate at 5.88% per annum; due 4/19/2013		-	999,825
• Interest rate at 5.88% per annum; due 4/24/2013	A	-	634,810
• Interest rate at 5.88% per annum; due 5/17/2013		-	1,348,971
• Interest rate at 6.3% per annum; due 2/21/2014		4,091,386	-
• Interest rate at 5.88% per annum; due 1/8/2014		1,145,588	-
• Interest rate at 5.88% per annum; due 4/15/2014		1,129,222	-
• Interest rate at 5.88% per annum; due 4/23/2014		1,088,308	-

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

Loan from Linyi Commercial Bank,
• Interest rate at 12.136% per annum due 1/10/2013	-	714,161
• Interest rate at 1.512% per annum due 1/9/2014	1,636,554	-
• Interest rate at 1.26% per annum due 1/10/2014	1,472,899	-

Loan from China Minsheng Bank Corporation, Linyi Branch
• Interest rate at 7.8% per annum due 8/29/2013	-	2,380,537
• Interest rate at 7.8% per annum due 2/26/2014	2,454,831	-

Loan from China Agricultural Bank, Luotian Branch
• Interest rate at 8.4% per annum due 3/3/2013	-	158,702
• Interest rate at 8.4% per annum due 6/3/2013	-	317,405
• Interest rate at 8.4% per annum due 9/3/2013	-	1,110,917
• Interest rate at 7.8% per annum due 8/20/2014	1,636,554	-
• Interest rate at 7.8% per annum due 9/3/2014	1,636,554	-

China Agricultural Development Bank
• Interest rate at 6.0% per annum due 1/3/2014	654,622	-
• Interest rate at 6.0% per annum due 8/19/2014	818,277	-

Bank of Beijing,
• Variable Interest rate, due 6/29/2013	-	1,269,620
• Interest rate at 7.2% per annum due 6/19/2014	1,309,243	-

Shenzhen Development Bank,
• Interest rate at 6.16% per annum due 1/30/2013	-	1,110,917
• Interest rate at 6.04% per annum due 9/6/2013	-	793,512
• Interest rate at 6.71% per annum due 10/23/2013	-	634,810

Luotian Sanliqiao Credit Union,
• Interest rate at 9.360% per annum due 1/6/2013	-	952,215

Beijing International Trust Co., Ltd.,
• Variable interest rate, due 9/16/2013	-	1,587,024
• Interest rate at 6.00% per annum due 9/23/2014	1,636,554	-

Weihai City Commercial Bank,
• Interest rate at 6.90% per annum due 3/7/2013	-	3,174,049

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

Bank of Ningbo ,
• Interest rate at 6.71% per annum due 9/27/2013		-	1,587,024
• Interest rate at 7.20% per annum due 9/25/2014		1,636,554	-

Hankou Bank, Guanshan Branch,
• Interest rate at 6.00% per annum due 9/6/2013		-	793,512
• Interest rate at 6.60% per annum due 9/14/2013		-	1,587,024
• Interest rate at 6.60% per annum due 9/12/2014		1,636,554	-

China Agricultural Bank, Shandong Branch
• Interest rate at 10.2% per annum due 7/16/2013	C	-	3,174,049
• Interest rate at 7.2% per annum due 8/29/2013	B	-	1,587,024
• Interest rate at 7.2% per annum due 8/22/2014		1,636,554	-

Ping An Bank, Jinan Branch
• Interest rate at 6.72% per annum due 1/3/2014		1,145,588	-
• Interest rate at 6.72% per annum due 5/2/2014		818,277	-

Luzhen Credit Union,
• Interest rate at 10.40% per annum due 2/27/2014		490,966	-

Postal Savings Bank of China
• Interest rate at 6.60% per annum due 11/26/2013		-	634,810

China Construction Bank
• Variable Interest rate, due 3/31/2014		801,912	-
• Variable Interest rate, due 4/30/2014		523,697	-

		$29,400,694	$28,725,143

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

10.	TAXES PAYABLES

Taxes payable consisted of the following as of December 31, 2013 and 2012:

	12/31/2013	12/31/2012
Value added tax payable	$592,341	$428,889
Corporate income tax payable	2,572,663	3,370,655
Employee payroll tax withholding	6,344	4,936
Property tax payable	73,768	55,877
Stamp tax payable	1,485	1,440
Business tax payable	158,921	154,112
Land use tax payable	64,062	65,525
Import tariffs	271	454
Capital gain tax payable	952,278	923,458
	$4,422,133	$5,005,346

11.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of December 31, 2013 and 2012:

	12/31/2013	12/31/2012
Accrued salaries and wages	$32,731	$3,174
Accrued utility expenses	39,765	55,639
Accrued interest expenses	927,986	219,630
Accrued transportation expenses	144,061	290,228
Other accruals	-	103,827
Business and other taxes	885,972	182,378
Disbursement payable	-	87,078
Accrued staff welfare	285,300	37,843
	$2,315,815	$979,797

12.	LONG-TERM DEBT

Current portions of long-term debt consisted of the following as of December 31, 2013 and 2012:

	12/31/2013	12/31/2012

Loans from China Development Bank
• Interest rate at 7.07% per annum due 5/20/2013	$-	$158,702
• Interest rate at 7.07% per annum due 11/20/2013	-	317,405
• Interest rate at 7.07% per annum due 5/20/2014	981,933	-
• Interest rate at 7.07% per annum due 11/20/2014	981,932	-

Loans from Deutsche Investitions-und
Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2013	-	1,875,000
• Interest rate at 5.510% per annum due 9/15/2013	-	1,875,000
• Interest rate at 5.510% per annum due 3/15/2014	1,875,000	-
• Interest rate at 5.510% per annum due 9/15/2014	1,875,000	-
	$5,713,865	$4,226,107

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

Non-current portions of long-term debt consisted of the following as of December 31, 2013 and 2012:

	12/31/2013	12/31/2012
Loans from Deutsche Investitions-und
Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 9/16/2016	5,625,000	10,097,340

Loans from China Development Bank
• Interest rate at 7.07% per annum due 9/24/2015	2,454,831	4,284,966
	$8,079,831	$14,382,306

The Company’s loan with DEG began repaying the loan in semi-annual installments on September 15, 2012. As of December 31, 2013, the Company has repaid $5,625,000 in principal. The loan was collateralized with the following terms:

(a.)	Create and register a first ranking mortgage in the amount of about USD 12,000,000 on its land and building in favor of DEG.
(b.)	Undertake to provide a pledge of Mr. Si Chen's shares in the sponsor in the amount of about USD 12,000,000 and being the majority shareholder in the sponsor in form and substance satisfactory to DEG.
(c.)	The total amount of the first ranking mortgage as indicated in the Loan Agreement (Article 12(1)(a)) and the value of the pledged shares of Mr. Si Chen (Loan Agreement (Article 12(1)(a))) should be at least USD 24,000,000.
(d.)	Undertake to provide a guarantee from the Shareholder in form and substance satisfactory to DEG.

Non-current portions of notes payable and debentures consisted of the following as of December 31, 2013 and 2012:

	12/31/2013	12/31/2012
Note payable issued by Shanghai Pudong Development Bank
• Interest rate at 5.9% per annum due 12/28/2015	13,092,432	12,696,196

Debenture issued by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	16,365,541	-

Debenture issued by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	16,365,541	-

	$45,823,514	$12,696,196

13.	CAPITALIZATION

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged until through December 31, 2007. In connection with the financing, the Company also issued 1,037,858 and 489,330 warrants to the PIPE investors and placement agent, respectively. During 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207 shares; however, because the holders did not pay in cash for the warrants, 110,752 of those shares were cancelled as consideration in lieu of the warrant holders paying in cash. Ultimately, 249,455 of new shares were issued to those who exercised their warrant. The Company also made an adjustment to its outstanding share count for rounding errors as result of the split and reverse splits made at the time of the reverse merger. The number of shares in the adjustment was an addition of seven shares. The Company believes the adjustment of seven shares is immaterial to both prior and current earnings per share calculation. As detailed in the table below, the total number of outstanding shares at December 31, 2013 was 34,616,714.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
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

For the year 2010, the Company transferred $5,161,176 from retained earnings to additional paid up capital and $2,445,262 from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

For the year 2011, the Company transferred $2,636,160 from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

For the year 2012, the Company issued 108,840 shares to its employees as employee stock compensation. The Company transferred 2,264,420 from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
New shares issued to employees per stock incentive plan		10/5/2012	108,840
Common stock at 12/31/2013			34,616,714

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

15.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of December 31, 2013 and 2012:

Category	12/31/2013	12/31/2012
Chestnut	$114,709,005	$125,101,585
Convenience food	62,213,432	79,575,069
Frozen food	38,357,348	34,996,809
Total	$215,279,785	$239,673,463

Revenue by geography consisted of the following as of December 31, 2013 and 2012:

Country	12/31/2013	12/31/2012
Australia	$59,317	$89,573
Belgium	4,296,553	6,049,825
Canada	142,620	-
China	158,785,053	170,818,669
Denmark	-	53,922
France	2,282,220	2,344,824
Germany	1,232,648	208,870
Hong Kong	164,921	212,174
Israel	566,651	277,028
Japan	25,763,794	37,942,286
Malaysia	1,663,077	2,221,990
Netherlands	808,505	431,808
Philippines	614,276	413,529
Poland	115,672	213,943
Portugal	3,557,232	711,006
Russia	118,795	471,559
Singapore	2,413,137	1,290,802
South Korea	9,335,811	11,845,499
Spain	-	147,648
Taiwan	108,946	742,669
Thailand	604,268	177,529
United Kingdom	1,269,986	2,513,634
United States	1,361,680	494,676
Vietnam	14,623	-
Total	$215,279,785	$239,673,463

16.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the periods ended December 31, 2013 and 2012:

	12/31/2013	12/31/2012
Income attributed to PRC	$23,547,394	$30,283,824
Loss attributed to US	(285,062)	(802,412)
Income before tax	23,262,332	29,481,412

PRC Statutory Tax at 25% Rate	5,573,756	7,737,643
Effect of tax exemption granted	-	-

Income tax	$5,573,756	$7,737,643

Per Share Effect of Tax Exemption

	12/31/2013	12/31/2012
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	34,616,714	34,533,817
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended December 31, 2013 and 2012:

	12/31/2013	12/31/2012
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	-1.04%	1.25%
The Company’s effective tax rate	23.96%	26.25%

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

The Company has accrued a deferred tax asset as a result of its net operating loss in and before December 31, 2013 because the Company planned to setup operations in the United States. The company anticipates that the operations within the United States will generate income in the future so that it will be able to take full advantage of the accrued asset. Accordingly the Company has not provided a valuation allowances for the accrued tax asset.

The Company’s has detailed the tax rates for its subsidiaries for 2013 and 2012 in the following table.

	China Income Tax Rate
Subsidiary	2013	2012
International Lorain	0%	0%
Junan Hongrun	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	25%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	12/31/2013	12/31/2012

Basic Earnings Per Share Numerator
Net Income	$16,633,895	$20,422,668
Income Available to Common Stockholders	$16,633,895	$20,422,668

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$16,633,895	$20,422,668

Income Available to Common Stockholders on Converted Basis	$16,633,895	$20,422,668

Original Shares:
Additions from Actual Events
-Issuance of Common Stock	34,616,714	34,533,817
Basic Weighted Average Shares Outstanding	34,616,714	34,533,817

Dilutive Shares:
Additions from Potential Events
-Exercise of Investor Warrants & Placement Agent Warrants	-	-
- Exercise of Employee & Director Stock Options	-	-
Diluted Weighted Average Shares Outstanding:	34,616,714	34,533,817

Earnings Per Share
- Basic	$0.48	$0.59
- Diluted	$0.48	$0.59

Weighted Average Shares Outstanding
- Basic	34,616,714	34,533,817
- Diluted	34,616,714	34,533,817

18.	SHARE BASED COMPENSATION

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
DECEMBER 31, 2013 AND 2012
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

During the period ended December 31, 2013, the Company did not grant any stock option.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $4.99	1,334,573 shares
$5.00 - $9.99	0 shares
$10.00 - $14.99	0 shares

No tax benefit has yet to be accrued or realized. For the period ended December 31, 2013, the Company has yet to repatriate its earnings. Accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

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

The minimum future lease payments for this property at December 31, 2013 are shown in the following table:

From	To	Lease payment
1/1/2014	12/31/2014	$92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$427,381

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

The outstanding lease commitment as of December 31, 2013 was $427,381.

The minimum future lease payments for this property at December 31, 2012 are shown in the following table:

From	To	Lease payment
1/1/2013	12/31/2013	$87,536
1/1/2014	12/31/2014	92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$514,917

The outstanding lease commitment as of December 31, 2012 was $514,917.

(b.)

During the year ended December 31, 2013, the Company entered into three operating lease agreement leasing three plots of land of where greenhouses are maintained to grow seasonal crops. The lease was signed by Junan Hongrun Foodstuff Co., Ltd. and expires on April 25, 2033, May 19, 2033, and June 19, 2033, respectively.

The minimum future lease payments for this property at December 31, 2013 are shown in the following tables:

From	To	Greenhouse 1	From	To	Greenhouse 2	From	To	Greenhouse 3
1/1/2014	12/31/2014	$78,128	1/1/2014	12/31/2014	$95,114	1/1/2014	12/31/2014	$11,339
1/1/2015	12/31/2015	78,128	1/1/2015	12/31/2015	95,114	1/1/2015	12/31/2015	11,339
1/1/2016	12/31/2016	78,128	1/1/2016	12/31/2016	95,114	1/1/2016	12/31/2016	11,339
1/1/2017	12/31/2017	78,128	1/1/2017	12/31/2017	95,114	1/1/2017	12/31/2017	11,339
1/1/2018	12/31/2018	78,128	1/1/2018	12/31/2018	95,114	1/1/2018	12/31/2018	11,339
1/1/2019	12/31/2019	78,128	1/1/2019	12/31/2019	95,114	1/1/2019	12/31/2019	11,339
1/1/2020	12/31/2020	78,128	1/1/2020	12/31/2020	95,114	1/1/2020	12/31/2020	11,339
1/1/2021	12/31/2021	78,128	1/1/2021	12/31/2021	95,114	1/1/2021	12/31/2021	11,339
1/1/2022	12/31/2022	78,128	1/1/2022	12/31/2022	95,114	1/1/2022	12/31/2022	11,339
1/1/2023	12/31/2023	85,773	1/1/2023	12/31/2023	102,527	1/1/2023	12/31/2023	12,097
1/1/2024	12/31/2024	89,289	1/1/2024	12/31/2024	105,683	1/1/2024	12/31/2024	12,757
1/1/2025	12/31/2025	89,289	1/1/2025	12/31/2025	105,683	1/1/2025	12/31/2025	12,757
1/1/2026	12/31/2026	89,289	1/1/2026	12/31/2026	105,683	1/1/2026	12/31/2026	12,757
1/1/2027	12/31/2027	89,289	1/1/2027	12/31/2027	105,683	1/1/2027	12/31/2027	12,757
1/1/2028	12/31/2028	89,289	1/1/2028	12/31/2028	105,683	1/1/2028	12/31/2028	12,757
1/1/2029	12/31/2029	89,289	1/1/2029	12/31/2029	105,683	1/1/2029	12/31/2029	12,757
1/1/2030	12/31/2030	89,289	1/1/2030	12/31/2030	105,683	1/1/2030	12/31/2030	12,757
1/1/2031	12/31/2031	89,289	1/1/2031	12/31/2031	105,683	1/1/2031	12/31/2031	12,757
1/1/2032	12/31/2032	89,289	1/1/2032	12/31/2032	105,683	1/1/2032	12/31/2032	12,757
1/1/2033	4/25/2033	42,261	1/1/2033	5/19/2033	50,322	1/1/2033	6/19/2033	5,530
		$1,634,787			$1,960,022			$234,491

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

The outstanding lease commitment for the three greenhouses as of December 31, 2013 was $3,829,300.

20.	SUBSEQUENT EVENTS

	A.	Acquisition of Athena and wholly owned subsidiaries

On February 7, 2014, the Company through its indirect wholly-owned subsidiary, Junan Hongrun Foodstuff Co., Ltd. entered into a Reiterative Share Purchase Agreement with Biobranco II, a company organized under Portuguese law (the "Biobranco Purchase Agreement") to acquire from Biobranco II 2,750 shares of Athena, a limited liability company organized under the laws of France, or 11% of the share capital of Athena, for an aggregate purchase price of €495,000 (or approximately US$670,600). The transaction was completed on March 13, 2014 upon payment of the purchase price.

On February 7, 2014, Junan Hongrun also entered into a Share Purchase Agreement with Intiraimi, a limited liability company organized under the laws of France (the "Intiraimi Purchase Agreement") to acquire from Intiraimi 10,000 shares of Athena, a limited liability company organized under the laws of France (“Athena”), or 40% of the share capital of Athena, for an aggregate purchase price of €1,500,000 (or approximately US$2,032,050) of which (i) €1,000,000 (or approximately US$1,354,700) will be payable within 20 days of the execution of the Intiraimi Purchase Agreement, and (ii) the remaining €500,000 (or approximately US$677,350) (“Deferred Payment”) will be payable on February 7, 2015 if certain conditions are met. The Intiraimi Purchase Agreement also contains customary non-competition and non-solicitation clause for Intiraimi and Pedro Quintana, Intiraimi’s President. The initial payment under the Intiraimi Purchase Agreement in the amount of €1,000,000 (or approximately US$1,354,700) was paid on March 13, 2014. As a result of the Biobranco Purchase Agreement and the Intiraimi Purchase Agreement, Junan Hongrun owns 12,750 shares, or 51% share capital, of Athena. Junan Hongrun agreed to pledge 12,750 shares, or 51% share capital, of Athena acquired in the above transactions to Intiraimi to guarantee the Deferred Payment.

In connection with the acquisition of a 51% controlling interest in Athena, on February 7, 2014, Junan Hongrun entered into a Shareholders’ Agreement (the “Shareholder Agreement”) with Athena and each of the other shareholders of Athena (“Current Shareholders”), which defines the rights of the Junan Hongrun and the Current Shareholders, and their respective undertaking as it relates to Athena, including, but not limited to:

  The settlement of certain claims the Current Shareholders have against Athena through the assignment of certain claims Athena, through its wholly owned subsidiary, Conserverie Minerve, has against Branco Group Companies for the benefit of the Current Shareholders;

  The handling of the commitment to install a Nunziata 4 burner chestnut shelling machine at the Cacovin facility, a company indirectly owned by Athena;

  The Junan Hongrun’s right to appoint Chief Executive Officer for Athena and its subsidiaries;

  The Junan Hongrun’s right, with the prior consent of the Current Shareholders, to appoint general manager for Athena and its subsidiaries;

  Protective provisions granted to Current Shareholders;

  Information rights;

  Certain restrictions on transfer of Athena’s shares;

  Rights of pre-emption in connection with assignment; and

  Granting the Company a call option right to purchase 2,250 of the shares of Athena (or 9% of the share capital of Athena) for a purchase price of €900,000 (or approximately US$1,219,230), subject to downward adjustment to €405,000 (or approximately US$548,654) if the Current Shareholders failed to fulfill certain obligations under the Shareholder Agreement. The call option is exercisable within six (6) months after February 7, 2015.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

The Shareholder Agreement expires ten (10) years from the date Junan Hongrun pays the initial purchase price under the Intiraimi Purchase Agreement and the purchase price under the Biobranco Purchase Agreement.

B.	2014 Equity Incentive Plan

On February 19, 2014 the Company’s board of directors approved the 2014 Equity Incentive Plan (“2014 Plan”). Subject to adjustment as provided in the 2014 Plan, the total number of shares of Common Stock reserved and available for delivery in connection with awards under the 2014 Plan is 3,000,000. Currently there are no shares or options granted under the 2014 Plan. The Company will not grant any awards until the 2014 Plan has been approved by the stockholders in compliance with the NYSE Amex Company Guide and favorable federal income tax treatment for grants of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. This 2014 Plan replaces the Company’s 2009 Incentive Stock Plan (the “Prior Plan”) and no additional stock awards shall be granted under the Prior Plan. All outstanding stock awards granted under the Prior Plan shall remain subject to the terms of the Prior Plan with respect to which they were originally granted.

C.	Issuance of Convertible Promissory Note

In connection with the Athena acquisition, on March 13, 2014, the Company issued a Convertible Promissory Note (“Note”) in the principal amount of US$3.5 million (the “Principal Amount”) to an investor. Under the terms of the Note, interest on the outstanding Principal Amount accrues at a rate of 4.5% per annum, and all accrued but unpaid interest is due and payable on June 30, 2014 and on the last day of each quarter thereafter. If the Note is not converted pursuant to the terms of the Note, additional interest on the outstanding Principal Amount shall accrue at a rate of 4.5% per annum and payable at the maturity of the Note. Unless the Note is otherwise accelerated or converted, the unpaid Principal Amount of the Note, together with all accrued but unpaid interest, is due and payable, at the election of the investor, on September 13, 2014 or March 13, 2015 (“Maturity Date”), provided, however, if the investor fails to notify the Company in writing by August 13, 2014 that it elects the maturity date of September 13, 2014, then the Maturity Date will be extended to March 13, 2015.

In addition, under the terms of the Note, at any time commencing on or after September 13, 2014 and before March 13, 2015, the investor may convert in whole or in part the outstanding Principal Amount into a number of shares of our Common Stock of the Company on a per share conversion price of $1.15, as may be adjusted from time to time pursuant to the terms and conditions of the Note (“Conversion Price”); provided, however, the Company will not effect any conversion of the Note, and the investor will not have the right to convert any portion of the Note, to the extent (but only to the extent) that the investor would beneficially own in excess of the Beneficial Ownership Limitation (as defined below), which beneficial ownership will be calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. The “Beneficial Ownership Limitation” is 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Note.

The Note is secured by the personal guarantee of Si Chen, our chief executive officer and chairman.

21.	RISKS

	A.	Credit risk

Since the Company’s inception, the age of account receivables have been less than one year indicating that the Company is subject to minimal risk borne from credit extended to customers.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(Stated in US Dollars)

B.	Interest risk

The company is subject to the interest rate risk when their short term loans become due and require refinancing.

C.	Economic and political risks

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