Form 10-Q
period 2014-03-31
American Lorain CORP
filed 2014-05-15
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-34449

AMERICAN LORAIN CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0430320
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Beihuan Zhong Road
Junan County
Shandong, People’s Republic of China, 276600
(Address, including zip code, of principal executive offices)

(86) 539-7317959
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

Yes [_]      No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of May 15, 2014 was 34,616,714.

AMERICAN LORAIN CORPORATION

FORM 10-Q
For the Quarterly Period Ended March 31, 2014

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

  “We,” “us” and “our” refer to ALN, and except where the context requires otherwise, our wholly-owned and majority-owned direct and indirect operating subsidiaries.
  “ALN” refers to American Lorain Corporation, a Nevada corporation (formerly known as Millennium Quest, Inc.).
  “Athena” refers to Athena, a limited liability company organized under the laws of France that is majority- owned by JunanHongrun.
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
  “China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong and Macau).

ITEM 1. Financial Statements

AMERICAN LORAIN CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (“the Company”) as of March 31, 2014 and December 31, 2013, and the related statements of income, stockholders’ equity, and cash flows for the three months period ended March 31, 2014 and 2013. These interim consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheets of American Lorain Corporation as of December 31, 2013, and the related statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 25, 2014, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

San Mateo, California	WWC, P.C.
May 10, 2014	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

		(Audited)
	At March 31,	At December 31,
ASSETS	2014	2013
Current assets
Cash and cash equivalents	$42,718,737	$33,857,193
Restricted cash	3,582,526	1,842,989
Trade accounts receivable	37,958,359	54,071,475
Other receivables	6,601,741	5,698,020
Related party receivable	3,429,180	-
Inventory	53,119,664	41,950,253
Advance to suppliers	37,010,073	42,400,517
Prepaid expenses and taxes	3,593,944	2,168,573
Deferred tax asset	179,169	180,679
Security deposits and other assets	3,215,161	3,242,259
Total current assets	$191,408,554	$185,411,958

Non-current assets
Investment	2,100,000	-
Property, plant and equipment, net	86,916,090	87,561,341
Construction in Progress, net	13,555,072	13,665,470
Land use rights, net	16,168,475	16,407,543
TOTAL ASSETS	$310,148,191	$303,046,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$36,068,420	$29,400,694
Convertible promissory note	3,500,000	-
Long-term debt – current portion	5,697,451	5,713,865
Accounts payable	3,388,991	4,015,502
Taxes payable	2,293,125	4,422,133
Accrued liabilities and other payables	4,952,894	2,315,815
Customers deposits	91,009	166,450
Total current liabilities	$55,991,890	$46,034,459

Long-term liabilities
Long-term bank loans	6,184,314	8,079,831
Notes payable and debenture	45,440,530	45,823,514

TOTAL LIABILITIES	$107,616,734	$99,937,804

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

		(Audited)
	At March 31,	At December 31,
	2014	2013

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 34,616,714 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	34,617	34,617
Additional paid-in capital	53,487,389	53,487,389
Statutory reserves	18,396,513	18,396,513
Retained earnings	100,848,325	99,257,837
Accumulated other comprehensive income	18,606,036	20,928,244
Non-controlling interests	11,158,577	11,003,908
TOTAL STOCKHOLDER’S EQUITY	$202,531,457	$203,108,508

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$310,148,191	$303,046,312

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

	For the three months period ended
	March 31,
	2014	2013

Net revenues	$31,689,458	$34,809,916
Cost of revenues	(25,584,237)	(27,412,665)
Gross profit	$6,105,221	$7,397,251

Operating expenses
Selling and marketing expenses	(1,074,791)	(1,791,483)
General and administrative expenses	(2,089,541)	(1,421,984)
	(3,164,332)	(3,213,467)

Operating income	$2,940,889	$4,183,784

Government subsidy income	1,508,250	318,593
Interest income	16,056	6,909
Other income	88,940	186,649
Other expenses	(134,140)	(7,118)
Interest expense	(1,924,973)	(1,060,767)

Earnings before tax	$2,495,022	$3,628,050

Income tax	(749,865)	(1,014,398)

Net income	$1,745,157	$2,613,652

Other comprehensive income:
Foreign currency translation gain/(loss)	(2,322,208)	783,291
Comprehensive Income/(Loss)	(577,051)	3,396,943
Net income attributable to:

-Common stockholders	$1,590,488	$2,518,686
-Non-controlling interest	154,669	94,966
	$1,745,157	$2,613,652

Earnings per share
- Basic	$0.05	$0.07
- Diluted	$0.05	$0.07

Weighted average shares outstanding
- Basic	34,616,714	34,616,714
- Diluted	34,616,714	34,616,714

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2014 AND 2013
(Stated in US Dollars)

		For the Three Months Ended March 31,
		2014	2013
Cash flows from operating activities
Net income		$1,745,157	$2,613,652
Stock and share based compensation		-	-
Depreciation of fixed assets		799,679	972,550
Amortization of intangible assets		91,027	42,519
Adjustment to statutory reserve		-	-
(Increase)/decrease in accounts & other receivables		17,095,217	9,525,967
(Increase)/decrease in inventories		(11,169,411)	(9,672,367)
Decrease/(increase) in prepayment		(1,425,371)	(1,259,125)
Decrease/(increase) in deferred tax asset		1,510	(965)
Increase/(decrease) in accounts and other payables		(118,439)	(3,586,059)
Net cash (used in)/provided by operating activities		7,019,369	(1,363,828)

Cash flows from investing activities
(Purchase)/Sale of investment		(2,100,000)	270,019
Purchase of plant and equipment		(44,031)	(615,497)
Payment for the purchase of land use rights		148,041	(34,689)
(Increase)/decrease in restricted cash		(1,739,537)	1,701,157
(Increase)/decrease in deposit		27,098	(3,194,815)
Net cash used in investing activities		(3,708,429)	(1,873,825)

Cash flows from financing activities
Repayment of bank borrowings		(14,050,278)	(3,510,676)
Proceeds from bank borrowings		18,423,090	7,351,838
Proceeds from long-term borrowings and notes payable		3,500,000	(1,863,002)
Net cash provided by/(used in) financing activities		$7,872,812	$1,978,160

Net Increase/(decrease) of Cash and Cash Equivalents		11,183,752	(1,259,493)

Effect of foreign currency translation on cash and cash equivalents		(2,322,208)	783,291

Cash and cash equivalents–beginning of period		33,857,193	32,345,603
Cash and cash equivalents–end of period		$42,718,737	$31,869,400

Supplementary cash flow information:
Interest received		$16,056	$6,909
Interest paid	$		$1,039,123
Income taxes paid	$		$3,125,023

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2014 AND YEAR ENDED DECEMBER 31, 2013
(STATED IN US DOLLARS)

	Number Of Shares	Common Stock	Additional Paid-in Capital	Statutory Reserves	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total

Balance, January 1, 2013	34,616,714	34,617	53,487,389	16,922,494	84,097,961	16,210,661	9,949,228	180,702,350
Net income	-	-	-	-	17,688,575	-	-	17,688,575
Allocation to non-controlling interests	-	-	-	-	(1,054,680)	-	1,054,680	-
Appropriations to statutory reserve	-	-	-	1,474,019	(1,474,019)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	4,717,583	-	4,717,583
Balance, December 31, 2013	34,616,714	34,617	53,487,389	18,396,513	99,257,837	20,928,244	11,003,908	203,108,508

Balance, January 1, 2014	34,616,714	34,617	53,487,389	18,396,513	99,257,837	20,928,244	11,003,908	203,108,508
Net income	-	-	-	-	1,745,157	-	-	1,745,157
Allocation to non-controlling interests	-	-	-	-	(154,669)	-	154,669	-
Foreign currency translation adjustment	-	-	-	-	-	(2,322,208)	-	(2,322,208)
Balance, March 31, 2014	34,616,714	34,617	53,487,389	18,396,513	100,848,325	18,606,036	11,158,577	202,531,457

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
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

On June 28, 2010, the Company signed an equity transfer agreement with Shandong Greenpia. Shandong Greenpia was originally directly owned by Taebong Inc. and Shandong Luan Trade Company. The Company paid $2,100,000to Korean Taebong Inc. for 50% equity of Shandong Greenpia on September 20, 2010. On September 23, 2010, the Company issued 731,707 shares of restricted stock at an agreed price of $2.87 per share to the owner of Shandong Luan Trade Company, Mr. Ji Zhenwei, for the remaining 50% equity of Shandong Greenpia. Since September 23, 2010, Shandong Greenpia was directly owned by both Junan Hongrun and ILH. As a result, Shandong Greenpia is 100% owned by the Company. Accordingly, the Company booked a gain of $383,482 which is included in the statement of income as other income.

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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the periods ended March 31, 2014 in order to be consistent with the presentation provided for the year ended December 31, 2013. There was no impact in earnings for the regrouping.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
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

As of March 31, 2014, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital
Shandong Lorain Co., Ltd.	PRC	80.2	$13,122,576
Luotian Lorain Co., Ltd.	PRC	100	4,110,550
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	48,556,452
Beijing Lorain Co., Ltd.	PRC	100	1,622,876
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,492,738
Dongguan Lorain Co., Ltd.	PRC	100	162,288
International Lorain Holding Inc.	Cayman Islands	100	50,501,875

On February 7, 2014, Junan Hongrun acquired 51% of Athena group and its subsidiaries. The investment of Athena group is not yet consolidated into the financial statements since the acquisition is still subject to the approval of Department of Commerce of Shandong Province, PRC although the title has been passed to Junan Hongrun.

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
MARCH 31, 2014 AND DECEMBER 31, 2013
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
MARCH 31, 2014 AND DECEMBER 31, 2013
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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2014 and 2013.

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
MARCH 31, 2014 AND DECEMBER 31, 2013
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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $1,474,019 and$2,264,420from retained earnings to statutory reserves for the years ended December 31, 2013 and 2012. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

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

	3/31/2014	12/31/2013	3/31/2013
Period end/Year end RMB: US$ exchange rate	6.1619	6.1104	6.2666
Average period/yearly RMB: US$ exchange rate	6.1156	6.1905	6.2769

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
MARCH 31, 2014 AND DECEMBER 31, 2013
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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the period ended December 31, 2013, no warrants were issued nor options were granted. For the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. For the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of March 31, 2014 and December 31, 2013, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:

At March 31,	Quoted in	Significant
2014:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$42,718,737	$-	$-	$42,718,737
Restricted Cash	3,582,526	-	-	3,582,526
Total financial assets	$46,301,263	$-	$-	$46,301,263

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

At December 31,	Quoted in	Significant
2013:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$33,857,193	$-	$-	$33,857,193
Restricted Cash	1,842,989	-	-	1,842,989
Total financial assets	$35,700,182	$-	$-	$35,700,182

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

(w)	Commitments and contingencies

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid- in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the periods ended March 31, 2014 and 2013 included net income and foreign currency translation adjustments.

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

As of March 31, 2014, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

4.	TRADE ACCOUNTS RECEIVABLE

	3/31/2014	12/31/2013
Trade accounts receivable	$38,394,557	$54,511,350
Less: Allowance for doubtful accounts	(436,198)	(439,875)
	$37,958,359	$54,071,475

Allowance for bad debt:	3/31/2014	12/31/2013
Beginning balance	$(439,875)	$(443,898)
Additions to allowance	-	-
Bad debt written-off	3,677	4,023
Ending balance	$(436,198)	$(439,875)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of March 31, 2014 and December 31, 2013:

	3/31/2014	12/31/2013
Advances to employees for job/travel disbursements	1,578,805	637,808
Amount due by a non-related enterprise	169,030	163,656
Other non-related receivables	328,336	333,411
Other related receivables	148,666	149,350
Short-term investment sale receivable	4,376,904	4,413,795
	$6,601,741	$5,698,020

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

Related party receivable consisted of the following as of March 31, 2014 and December 31, 2013:

	3/31/2014	12/31/2013
Chen, Si	$67,523	$67,523
You, Huadong	81,143	81,827
	$148,666	$149,350

Related party receivable represented advances issued by management for job or travel disbursement in the normal course of business. The receivable had no impact on earnings. As with other employees, officers sign notes when cash is issued to them as job or travel disbursement.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

In order to satisfy certain criteria for obtaining the long-term loan with DEG, as noted in footnote 12, Junan Hongrun lent money to Mr. You, Huadong to purchase life insurance.

Related party receivable amounts are disclosed as other related receivables in other receivables.

On March 13, 2011, the Company entered into an agreement with Jiangsu Heng An Industrial Investment Group Co., Ltd. to sell the Company’s short-term investment in the amount of $ 7,764,577 (RMB 49,604,000) of a parcel of land located in Junan Town, Shandong Province, to construct residential buildings. The land was sold to Jiangsu Heng An at a total sale price of RMB 69,604,000 and a guaranteed gross profit of RMB 20,000,000 without consideration of profit/(loss) of the residential building project. The gain on the sale of the short-term investment excluding taxes payable was recorded as other income on the statements of income and comprehensive income. Title of the land transferred from the Company to Jiangsu Heng An with receipt of an initial deposit of RMB 15,000,000. As of March 31, 2014, a total of RMB 42,029,955 has been received and RMB 26,970,045 (USD 4,376,904) is classified as Other Receivable. According to the contract, the Company will be entitled to receive RMB 9,000,000 within 5 days after the title transfer and construction approval is complete, and RMB 27,000,000 within 5 days after the residential building main frame is completed.

6.	INVENTORIES

Inventories consisted of the following as of March 31, 2014 and December 31, 2013:

	3/31/2014	12/31/2013
Raw materials	$34,261,281	$26,262,278
Finished goods	18,858,383	15,687,975
	$53,119,664	$41,950,253

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of March 31, 2014 and December 31, 2013:

	3/31/2014	12/31/2013
At Cost:
Buildings	$80,645,722	$81,325,426
Landscaping, plant and tree	10,882,285	10,974,003
Machinery and equipment	11,456,220	12,837,463
Office equipment	679,594	681,060
Motor vehicles	2,890,688	582,128
	$106,554,509	$106,400,080
Less: Accumulated depreciation
Buildings	(8,364,611)	(7,975,238)
Landscaping, plant and tree	(3,293,182)	(3,081,369)
Machinery and equipment	(5,955,216)	(6,916,526)
Office equipment	(528,155)	(524,931)
Motor vehicles	(1,497,255)	(340,675)
	(19,638,419)	(18,838,739)
	$86,916,090	$87,561,341

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
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

8.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of March 31, 2014 and December 31, 2013:

	3/31/2014	12/31/2013
Land use rights, at cost	$17,453,839	$17,600,945
Utilities rights, at cost	50,484	50,909
Software, at cost	58,999	59,496
Patent, at cost	1,530	1,543
	17,564,852	17,712,893

Less: Accumulated amortization	(1,396,377)	(1,305,350)
	$16,168,475	$16,407,543

All lands are owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. The land use rights are then amortized over the period of usage. Amortization expense for the years ended March 31, 2014 and 2013were $91,027and $42,519, respectively.

9.	SHORT-TERM BANK LOANS

Short-term bank loans consisted of the following as of March 31, 2014 and December 31, 2013:

	Remark	3/31/2014	12/31/2013
Loan from Junan County Industrial and Commercial Bank of China,
• Interest rate at 6.3% per annum; due 2/21/2014		-	4,091,386
• Interest rate at 5.88% per annum; due 1/8/2014		-	1,145,588
• Interest rate at 5.88% per annum; due 4/15/2014		1,119,784	1,129,222
• Interest rate at 5.88% per annum; due 4/23/2014		1,079,213	1,088,308
• Interest rate at 6.44% per annum; due 7/2/2014		1,476,817	-
• Interest rate at 6.72% per annum; due 7/7/2014		1,168,471	-
• Interest rate at 7.20% per annum; due 12/10/2014		1,622,876	-

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

• Interest rate at 7.125% per annum; due 3/27/2015	4,057,190	-

Loan from Linyi Commercial Bank,
• Interest rate at 1.512% per annum due 1/9/2014	-	1,636,554
• Interest rate at 1.26% per annum due 1/10/2014	-	1,472,899

Loan from China Minsheng Bank Corporation, Linyi Branch
• Interest rate at 7.8% per annum due 2/26/2014	-	2,454,831
• Interest rate at 7.8% per annum due 1/17/2015	2,434,314	-
• Interest rate at 7.8% per annum due 2/26/2015	1,622,876	-

Loan from China Agricultural Bank, Luotian Branch
• Interest rate at 7.8% per annum due 8/20/2014	1,622,876	1,636,554
• Interest rate at 7.8% per annum due 9/3/2014	1,622,876	1,636,554

China Agricultural Development Bank
•Interest rate at 6.0% per annum due 1/3/2014	-	654,622
•Interest rate at 6.0% per annum due 8/19/2014	811,438	818,277
•Interest rate at 6.0% per annum due 1/5/2015	811,438	-

Bank of Beijing,
• Interest rate at 7.2% per annum due 6/19/2014	1,298,301	1,309,243

Luotian Sanliqiao Credit Union,
• Interest rate at 9.360% per annum due 12/31/2014	1,136,013	-
• Interest rate at 9.360% per annum due 1/21/2015	162,288	-

Beijing International Trust Co., Ltd.,
• Interest rate at 6.00% per annum due 9/23/2014	1,622,876	1,636,554

Bank of Ningbo ,
• Interest rate at 7.20% per annum due 9/25/2014	1,622,876	1,636,554

Hankou Bank, Guanggu Branch,
• Interest rate at 6.60% per annum due 9/12/2014	1,622,876	1,636,554

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

Agricultural Bank of China, Shandong Branch
• Interest rate at 7.2% per annum due 8/22/2014	-	1,636,554

Agricultural Bank of China, Junan Branch
• Interest rate at 7.2% per annum due 1/9/2015	210,974	-

Ping An Bank, Jinan Branch
• Interest rate at 6.72% per annum due 1/3/2014	-	1,145,588
• Interest rate at 6.72% per annum due 5/2/2014	-	818,277
• Interest rate at 7.00% per annum due 7/13/2014	1,136,013	-

Luzhen Credit Union,
• Interest rate at 10.40% per annum due 2/27/2014	-	490,966

Postal Savings Bank of China
• Interest rate at 8.75% per annum due 12/27/2014	4,868,628	-

Bank of Rizhao
• Interest rate at 7.80% per annum due 1/17/2015	1,622,876

China Construction Bank
• Variable Interest rate, due 4/1/2014	795,210	801,912
• Variable Interest rate, due 4/30/2014	519,320	523,697

	$36,068,420	$29,400,694

The short-term loans, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital. If not otherwise indicated in the below remarks, short-term loans are guaranteed by either companies within the group or personnel who hold a management role within the group.

10.	CONVERTIBLE PROMISSORY NOTE

Convertible Promissory Note consisted of the following as of March 31, 2014 and December 31, 2013:

	3/31/2014	12/31/2013

Note issued by Jade Lane Group Limited
• Interest rate at 4.50% per annum due 9/13/2014	$3,500,000	$-
	$3,500,000	$-

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

Under the terms of the Note, interest on the outstanding Principal Amount accrues at a rate of 4.5% per annum, and all accrued but unpaid interest is due and payable on June 30, 2014 and on the last day of each quarter thereafter. If the Note is not converted pursuant to the terms of the Note, additional interest on the outstanding Principal Amount shall accrue at a rate of 4.5% per annum and payable at the maturity of the Note. Unless the Note is otherwise accelerated or converted, the unpaid Principal Amount of the Note, together with all accrued but unpaid interest, is due and payable, at the election of the Holder, on September 13, 2014 or March 13, 2015 (“Maturity Date”), provided, however, if Holder fails to notify the Company in writing by August 13, 2014 that it elects the maturity date of September 13, 2014, then the Maturity Date will be extended to March 13, 2015.

In addition, under the terms of the Note, at any time commencing on or after September 13, 2014 and before March 13, 2015, the Holder, at Holder’s option and upon five (5) days prior written notice to the Company, may convert in whole or in part the outstanding Principal Amount into a number of shares of Common Stock of the Company (“Common Stock”) on a per share conversion price of $1.15 per share, as may be adjusted from time to time pursuant to the terms and conditions of the Note (“Conversion Price”); provided, however, the Company will not effect any conversion of the Note, and the Holder will not have the right to convert any portion of the Note, to the extent (but only to the extent) that the Holder would beneficially own in excess of the Beneficial Ownership Limitation (as defined below), which beneficial ownership will be calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended. The “Beneficial Ownership Limitation” is 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Note.

The Note is secured by the personal guarantee of Si Chen, the Company’s chief executive officer and chairman.

11.	TAXES PAYABLES

Taxes payable consisted of the following as of March 31, 2014 and December 31, 2013:

	3/31/2014	12/31/2013
Value added tax payable	$106,628	$592,341
Corporate income tax payable	1,003,247	2,572,663
Employee payroll tax withholding	6,333	6,344
Property tax payable	48,589	73,768
Stamp tax payable	1,473	1,485
Business tax payable	157,593	158,921
Land use tax payable	24,943	64,062
Import tariffs	-	271
Capital gain tax payable	944,319	952,278
	$2,293,125	$4,422,133

12.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of March 31, 2014 and December 31, 2013:

	3/31/2014	12/31/2013
Accrued salaries and wages	$155,796	$32,731
Accrued utility expenses	163,568	39,765
Accrued interest expenses	1,775,466	927,986
Accrued transportation expenses	229,423	144,061
Other accruals	324,575	-
Business and other taxes	2,091,340	885,972
Disbursement payable	203,309	-
Accrued staff welfare	9,417	285,300
	$4,952,894	$2,315,815

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

13.	LONG-TERM DEBT

Current portions of long-term debt consisted of the following as of March 31, 2014 and December 31, 2013:

	3/31/2014	12/31/2013

Loans from China Development Bank
• Interest rate at 7.07% per annum due 5/20/2014	$ 973,725	$ 981,933
• Interest rate at 7.07% per annum due 11/20/2014	973,726	981,932

Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2014	-	1,875,000
• Interest rate at 5.510% per annum due 9/15/2014	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 3/15/2015	1,875,000	-
	$5,697,451	$5,713,865

Non-current portions of long-term debt consisted of the following as of March 31, 2014 and December 31, 2013:

	3/31/2014	12/31/2013
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 9/16/2016	$3,750,000	$5,625,000

Loans from China Development Bank
• Interest rate at 7.07% per annum due 9/24/2015	2,434,314	2,454,831
	$6,184,314	$8,079,831

The Company’s loan with DEG began repaying the loan in semi-annual installments on September 15, 2012. As of March 31, 2014 and December 31, 2013, the Company has repaid $7,500,000 and $5,625,000 in principal. The loan was collateralized with the following terms:

(a.)	Create and register a first ranking mortgage in the amount of about USD 12,000,000 on its land and building in favor of DEG.

(b.)	Undertake to provide a share pledge of Mr. Si Chen shares in the sponsor in the amount of about USD 12,000,000 and being the majority shareholder in the sponsor in form and substance satisfactory to DEG

(c.)	The total amount of the first ranking mortgage as indicated in the Loan Agreement (Article 12(1)(a)) and the value of the pledged shares of Mr. Si Chen (Loan Agreement (Article 12(1)(a))) should be at least USD 24,000,000.

(d.)	Undertake to provide a guarantee from the Shareholder in form and substance satisfactory to DEG.

Non-current portions of notes payable and debentures consisted of the following as of March 31, 2014 and December 31, 2013:

	3/31/2014	12/31/2013
Note payable issued by Shanghai Pudong Development Bank
• Interest rate at 5.9% per annum due 12/28/2015	12,983,008	13,092,432
Debenture issued by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	16,228,761	16,365,541

Debenture issued by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	16,228,761	16,365,541
	$45,440,530	$45,823,514

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
New shares issued to employees per stock incentive plan		10/5/2012	108,840
Common stock at 3/31/2014			34,616,714

Warrants and options	Number of warrants or options	Issuance date	Expiration date
Warrants issued to investors in 2007 PIPE	1,037,858	5/3/2007	5/2/2010
Warrants issued to placement agent in 2007 PIPE	489,330	5/3/2007	5/2/2010
Employee stock options	1,334,573	7/28/2009	7/27/2014
Warrants issued to investors in 2009 PIPE - Series A	1,753,909	10/28/2009	4/28/2015
Warrants issued to investors in 2009 PIPE - Series B	501,115	10/28/2009	10/28/2012
Issued to service provider A during 2010	50,722	1/5/2010	1/2/2014
Issued to service provider B during 2010	20,289	1/5/2010	1/2/2014
Issued to service provider C during 2010	10,144	1/5/2010	1/2/2014
Total warrants and options	5,197,940

15.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the 19.8% equity of Shandong Lorain held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

16.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of March 31, 2014 and 2013:

Category	3/31/2014	3/31/2013
Chestnut	$17,354,271	$16,654,887
Convenience food	7,430,682	10,620,643
Frozen food	6,904,505	7,534,386
Total	$31,689,458	$34,809,916

Revenue by geography consisted of the following as of March 31, 2014 and 2013:

Country	3/31/2014	3/31/2013
Australia	$-	$-
Belgium	539,242	-
China	21,485,129	26,011,792
Denmark	-	1,467,653
France	156,315	463,415
Germany	-	431,619
Hong Kong	48,644	46,377
Israel	52,938	-
Japan	2,091,541	2,536,962
Malaysia	330,060	382,432
Netherlands	-	264,859
Philippines	247,730	78,222
Portugal	2,768,464	-
Saudi Arabia	111,381	-
Russia	-	117,160
Singapore	309,962	113,416
South Korea	2,581,086	2,515,014
Taiwan	80,496
Thailand	397,506	45,404
United Kingdom	447,493	292,475
United States	41,471	43,116
Total	$31,689,458	$34,809,916

17.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the periods ended March 31, 2014 and 2013:

	3/31/2014	3/31/2013
Income attributed to PRC	$2,548,148	$3,704,227
Loss attributed to US	(53,125)	(76,177)
Income before tax	2,495,023	3,628,050

PRC Statutory Tax at 25% Rate	749,865	1,014,398
Effect of tax exemption granted	-	-

Income tax	$749,865	$1,014,398

Per Share Effect of Tax Exemption

	3/31/2014	3/31/2013
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	34,616,714	34,616,714
Per share effect	$-	$0.02

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended March 31, 2014 and 2013:

	3/31/2014	3/31/2013
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	5.05%	2.96%
The Company’s effective tax rate	30.05%	27.96%

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

The Company has accrued a deferred tax asset as a result of its net operating loss in and before March 31, 2014because the Company planned to setup operations in the United States. The company anticipates that the operations within the United States will generate income in the future so that it will be able to take full advantage of the accrued asset. Accordingly the Company has not provided a valuation allowances for the accrued tax asset.

The Company’s has detailed the tax rates for its subsidiaries for 2014 and 2013 in the following table.

	China Income Tax Rate
Subsidiary	2014	2013
International Lorain	0%	0%
Junan Hongrun	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	25%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

18.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	3/31/2014	3/31/2013

Basic Earnings Per Share Numerator
Net Income	$1,590,488	$2,518,686
Income Available to Common Stockholders	$1,590,488	$2,518,686

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$1,590,488	$2,518,686

Income Available to Common Stockholders on Converted Basis	$1,590,488	$2,518,686

Original Shares:
Additions from Actual Events
-Issuance of Common Stock	34,616,714	34,616,714
Basic Weighted Average Shares Outstanding	34,616,714	34,616,714

Dilutive Shares:
Additions from Potential Events
-Exercise of Investor Warrants & Placement Agent Warrants	-	-
- Exercise of Employee & Director Stock Options	-	-
Diluted Weighted Average Shares Outstanding:	34,616,714	34,616,714

Earnings Per Share
- Basic	$0.05	$0.07
- Diluted	$0.05	$0.07

Weighted Average Shares Outstanding
- Basic	34,616,714	34,616,714
- Diluted	34,616,714	34,616,714

19.	SHARE BASED COMPENSATION

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

During the years ended December 31, 2013 and 2012, the Company recorded a total of $0 and $503,493 stock option and its related general and administrative expenses.

During the period ended March 31, 2014, the Company did not grant any stock option.

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

The Company used the Black-Scholes Model to value the warrants granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

	2012	2011
Weighted-average fair value of grants:	$1.3629	$1.1909
Risk-free interest rate:	0.33%	0.96%
Expected volatility:	59.93%	4.58%
Expected life in months:	36.00	36.00

20.	LEASE COMMITMENTS

(a.)

The Company entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at March 31, 2014 are shown in the following table:

From	To	Lease payment
1/1/2014	12/31/2014	$69,514
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$404,210

The outstanding lease commitment as of December 31, 2013 was $404,210.

The minimum future lease payments for this property at December 31, 2013 are shown in the following table:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

From	To	Lease payment
1/1/2014	12/31/2014	$92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$427,381

The outstanding lease commitment as of December 31, 2013 was $427,381.

(b.)

During the year ended December 31, 2013, the Company entered into three operating lease agreement leasing three plots of land of where greenhouses are maintained to grow seasonal crops. The lease was signed by Junan Hongrun Foodstuff Co., Ltd. and expires on April 25, 2033, May 19, 2033, and June 19, 2033, respectively.

The minimum future lease payments for this property at March 31, 2014 are shown in the following tables:

From	To	Greenhouse 1	From	To	Greenhouse 2	From	To	Greenhouse 3
4/1/2014	12/31/2014	$58,596	4/1/2014	12/31/2014	$71,336	4/1/2014	12/31/2014	$8,504
1/1/2015	12/31/2015	78,128	1/1/2015	12/31/2015	95,114	1/1/2015	12/31/2015	11,339
1/1/2016	12/31/2016	78,128	1/1/2016	12/31/2016	95,114	1/1/2016	12/31/2016	11,339
1/1/2017	12/31/2017	78,128	1/1/2017	12/31/2017	95,114	1/1/2017	12/31/2017	11,339
1/1/2018	12/31/2018	78,128	1/1/2018	12/31/2018	95,114	1/1/2018	12/31/2018	11,339
1/1/2019	12/31/2019	78,128	1/1/2019	12/31/2019	95,114	1/1/2019	12/31/2019	11,339
1/1/2020	12/31/2020	78,128	1/1/2020	12/31/2020	95,114	1/1/2020	12/31/2020	11,339
1/1/2021	12/31/2021	78,128	1/1/2021	12/31/2021	95,114	1/1/2021	12/31/2021	11,339
1/1/2022	12/31/2022	78,128	1/1/2022	12/31/2022	95,114	1/1/2022	12/31/2022	11,339
1/1/2023	12/31/2023	85,773	1/1/2023	12/31/2023	102,527	1/1/2023	12/31/2023	12,097
1/1/2024	12/31/2024	89,289	1/1/2024	12/31/2024	105,683	1/1/2024	12/31/2024	12,757
1/1/2025	12/31/2025	89,289	1/1/2025	12/31/2025	105,683	1/1/2025	12/31/2025	12,757
1/1/2026	12/31/2026	89,289	1/1/2026	12/31/2026	105,683	1/1/2026	12/31/2026	12,757
1/1/2027	12/31/2027	89,289	1/1/2027	12/31/2027	105,683	1/1/2027	12/31/2027	12,757
1/1/2028	12/31/2028	89,289	1/1/2028	12/31/2028	105,683	1/1/2028	12/31/2028	12,757
1/1/2029	12/31/2029	89,289	1/1/2029	12/31/2029	105,683	1/1/2029	12/31/2029	12,757
1/1/2030	12/31/2030	89,289	1/1/2030	12/31/2030	105,683	1/1/2030	12/31/2030	12,757
1/1/2031	12/31/2031	89,289	1/1/2031	12/31/2031	105,683	1/1/2031	12/31/2031	12,757
1/1/2032	12/31/2032	89,289	1/1/2032	12/31/2032	105,683	1/1/2032	12/31/2032	12,757
1/1/2033	4/25/2033	42,261	1/1/2033	5/19/2033	50,322	1/1/2033	6/19/2033	5,530
		$1,615,255			$1,936,244			$231,656

The outstanding lease commitment for the three greenhouses as of March 31, 2014 was $3,783,155.

The minimum future lease payments for this property at December 31, 2013 are shown in the following tables:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

From	To	Greenhouse 1	From	To	Greenhouse 2	From	To	Greenhouse 3
1/1/2014	12/31/2014	$78,128	1/1/2014	12/31/2014	$95,114	1/1/2014	12/31/2014	$11,339
1/1/2015	12/31/2015	78,128	1/1/2015	12/31/2015	95,114	1/1/2015	12/31/2015	11,339
1/1/2016	12/31/2016	78,128	1/1/2016	12/31/2016	95,114	1/1/2016	12/31/2016	11,339
1/1/2017	12/31/2017	78,128	1/1/2017	12/31/2017	95,114	1/1/2017	12/31/2017	11,339
1/1/2018	12/31/2018	78,128	1/1/2018	12/31/2018	95,114	1/1/2018	12/31/2018	11,339
1/1/2019	12/31/2019	78,128	1/1/2019	12/31/2019	95,114	1/1/2019	12/31/2019	11,339
1/1/2020	12/31/2020	78,128	1/1/2020	12/31/2020	95,114	1/1/2020	12/31/2020	11,339
1/1/2021	12/31/2021	78,128	1/1/2021	12/31/2021	95,114	1/1/2021	12/31/2021	11,339
1/1/2022	12/31/2022	78,128	1/1/2022	12/31/2022	95,114	1/1/2022	12/31/2022	11,339
1/1/2023	12/31/2023	85,773	1/1/2023	12/31/2023	102,527	1/1/2023	12/31/2023	12,097
1/1/2024	12/31/2024	89,289	1/1/2024	12/31/2024	105,683	1/1/2024	12/31/2024	12,757
1/1/2025	12/31/2025	89,289	1/1/2025	12/31/2025	105,683	1/1/2025	12/31/2025	12,757
1/1/2026	12/31/2026	89,289	1/1/2026	12/31/2026	105,683	1/1/2026	12/31/2026	12,757
1/1/2027	12/31/2027	89,289	1/1/2027	12/31/2027	105,683	1/1/2027	12/31/2027	12,757
1/1/2028	12/31/2028	89,289	1/1/2028	12/31/2028	105,683	1/1/2028	12/31/2028	12,757
1/1/2029	12/31/2029	89,289	1/1/2029	12/31/2029	105,683	1/1/2029	12/31/2029	12,757
1/1/2030	12/31/2030	89,289	1/1/2030	12/31/2030	105,683	1/1/2030	12/31/2030	12,757
1/1/2031	12/31/2031	89,289	1/1/2031	12/31/2031	105,683	1/1/2031	12/31/2031	12,757
1/1/2032	12/31/2032	89,289	1/1/2032	12/31/2032	105,683	1/1/2032	12/31/2032	12,757
1/1/2033	4/25/2033	42,261	1/1/2033	5/19/2033	50,322	1/1/2033	6/19/2033	5,530
		$1,634,787			$1,960,022			$234,491

The outstanding lease commitment for the three greenhouses as of December 31, 2013 was $3,829,300.

21.	INVESTMENT COMMITMENTS AND LIABILITIES

On February 7, 2014, American Lorain Corporation (the "Company"), through its indirect wholly owned subsidiary, Junan Hongrun Foodstuff Co., Ltd. (“Junan Hongrun”) entered into a Share Purchase Agreement with Intiraimi, a limited liability company organized under the laws of France (the "Intiraimi Purchase Agreement"). Pursuant to the terms of the Intiraimi Purchase Agreement, Junan Hongrun agreed to acquire from Intiraimi 10,000 shares of Athena, a limited liability company organized under the laws of France (“Athena”), or 40% of the share capital of Athena, for an aggregate purchase price of €1,500,000 (or approximately US$2,032,050) of which (i) €1,000,000 (or approximately US$1,354,700) will be payable within 20 days of the execution of the Intiraimi Purchase Agreement, and (ii) the remaining €500,000 (or approximately US$677,350) (“Deferred Payment”) will be payable on February 7, 2015 if certain conditions are met.

On February 7, 2014, Junan Hongrun also entered into a Reiterative Share Purchase Agreement with Biobranco II, a company organized under Portuguese law (the " Biobranco Purchase Agreement"). Pursuant to the terms of the Biobranco Purchase Agreement, Junan Hongrun will acquire from Biobranco 2,750 shares of Athena, or 11% of the share capital of Athena, for an aggregate purchase price of €495,000 (or approximately US$670,600), payable within 20 days of the execution of the Biobranco Purchase Agreement.

Upon closing of the two transactions, the Company, through Junan Hongrun, will own 51% of the share capital of Athena. Junan Hongrun agreed to pledge 12,750 shares, or 51% share capital, of Athena acquired in the above transactions to Intiraimi to guarantee the Deferred Payment. The Company intends to proceed with the acquisition and fulfill the Deferred Payment in good faith should the conditions set forth in the Intiraimi Purchase Agreement are met.

As of the date of this report, the transaction is still not yet completed because the acquisition is subject to approval by Department of Commerce of Shandong Province, PRC and hence the accounts for Athena are not consolidated.

In connection with the acquisition of a 51% controlling interest in Athena, on February 7, 2014, Junan Hongrun entered into a Shareholders’ Agreement (the “Shareholder Agreement”) with Athena and each of the other shareholders of Athena (“Current Shareholders”), which defines the rights of the Junan Hongrun and the Current Shareholders, and their respective undertaking as it relates to Athena. The Shareholder Agreement provides, among other things, that American Lorain will finance Cacovin, a company based in Portugal and a wholly owned subsidiary of Athena, up to three million Euros. Please refer the form 8-K the Company filed with Securities and Exchange Commission on February 13 for details.

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
MARCH 31, 2014 AND DECEMBER 31, 2013
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an integrated food manufacturing company headquartered in Shandong Province, China. We develop, manufacture and sell the following types of food products:

  Chestnut products;
  Convenience foods (including ready-to-cook, or RTC, foods, ready-to-eat, or RTE, foods and meals ready- to-eat, or MRE); and
  Frozen food products.

We conduct our production activities mainly in China. Our products are sold in Chinese domestic markets as well as exported to foreign countries and regions such as Japan, South Korea and Europe. We derive most of our revenues from sales in China, Japan and South Korea. In 2014, our primary strategy is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia, Europe, and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Domestic sales in the first quarter of 2014 accounted for 67.8% as compared to 74.7% over the same period of last year. In the coming quarters, American Lorain anticipates higher demand for its traditional chestnut product line along with its fast growing convenience business line, including the bean products, lunch boxes, and pickle vegetables.

Frozen foods sold primarily to select export markets in Europe and supermarkets and wholesale customers in China contributed approximately 21.8% in revenues for the quarter compared to 21.6% in the first quarter of 2013.

On February 7, 2014, American Lorain Corporation (the "Company"), through its indirect wholly owned subsidiary, Junan Hongrun Foodstuff Co., Ltd. (“Junan Hongrun”) entered into a Share Purchase Agreement with Intiraimi, a limited liability company organized under the laws of France (the "Intiraimi Purchase Agreement"). Pursuant to the terms of the Intiraimi Purchase Agreement, Junan Hongrun agreed to acquire from Intiraimi 10,000 shares of Athena, a limited liability company organized under the laws of France (“Athena”), or 40% of the share capital of Athena, for an aggregate purchase price of €1,500,000 (or approximately US$2,032,050) of which (i) €1,000,000 (or approximately US$1,354,700) will be payable within 20 days of the execution of the Intiraimi Purchase Agreement, and (ii) the remaining €500,000 (or approximately US$677,350) (“Deferred Payment”) will be payable on February 7, 2015 if certain conditions are met.

On February 7, 2014, Junan Hongrun also entered into a Reiterative Share Purchase Agreement with Biobranco II, a company organized under Portuguese law (the " Biobranco Purchase Agreement"). Pursuant to the terms of the Biobranco Purchase Agreement, Junan Hongrun will acquire from Biobranco 2,750 shares of Athena, or 11% of the share capital of Athena, for an aggregate purchase price of €495,000 (or approximately US$670,600), payable within 20 days of the execution of the Biobranco Purchase Agreement.

As of the date of this report, the transaction is still not yet completed because the acquisition is subject to approval by Department of Commerce of Shandong Province, PRC and hence the accounts for Athena are not consolidated.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the first quarter of 2014, the cost of our raw materials decreased from $23.5 million to $21.5 million, as compared to the first quarter of 2013, for a decrease of approximately 8.4% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

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

We funded approximately 26.6% of our working capital from the proceeds of short-term loans from Chinese banks in the first quarter of 2014, as compared to 27.0% over the same period last year. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our balance of short-term bank loans as of March 31, 2014 was approximately $36.1 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing 2010, the Chinese government is implementing more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we completed two private placement financings in September 2010 and October 2009 with net proceeds of $9.0 million and $10.9 million, respectively, the proceeds of which were primarily used as working capital. We also secured a $15 million loan from Deutsche Investitions - und Entwicklungsgesellshaft (“DEG”) in May 2010, which we have fully drawn down in 2011. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

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

Our business, operating results or financial condition will be adversely affected in the event of unfavorable economic conditions, including the ongoing global economy and capital markets disruptions. For example, we may experience declines in revenues, profitability and cash flows as a result of reduced orders, delays in receiving orders, delays or defaults in payment or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. In addition, changes and volatility in the equity, credit and foreign exchange markets and in the competitive landscape make it increasingly difficult for us to predict our revenues and earnings into the future.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table summarizes the results of our operations during the three-month periods ended March 31, 2014 and March 31, 2013, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended March 31,		Increase /	Increase /
			Decrease	Decrease
(In Thousands of USD)	2014	2013	($)	(%)
Net revenues	31,689	34,810	-3,121	-9.0%
Cost of revenues	-25,584	-27,413	1,829	-6.7%
Gross profit	6,105	7,397	-1,292	-17.5%
Operating expenses
Selling and marketing expenses	-1,075	-1,791	716	-40.0%
General and administrative expenses	-2,089	-1,422	-667	46.9%
Operating Income	2,941	4,184	-1,243	-29.7%
Government subsidy income	1,508	319	1189	372.7%
Interest and other income	105	194	-89	-45.9%
Other expenses	-134	-7	-127	1814.3%
Interest expense	-1,925	-1,061	-864	81.4%
Earnings before tax	2,495	3,628	-1,133	-31.2%
Income tax	-750	-1,014	264	-26.0%
Income before minority interests	1,745	2,614	-869	-33.2%
Minority interests	155	95	60	63.2%
Net income	1,590	2,519	-929	-36.9%

Revenue

Net Revenues. Our net revenue for the three months ended March 31, 2014 amounted to $31.7 million, which represents a decrease of approximately $3.1 million, or 9.0%, from the three-month period ended on March 31, 2013, in which our net revenue was $34.8 million. The overall decrease was attributable to the increase / decrease in sales of each of our product segments, as reflected in the following table:

	Three
	months
	ended
(in thousands of U.S. dollars)	3/31/2014	3/31/2013
Category	($)	($)	($)	(%)
Chestnut	17,354,271	16,654,887	699,384	4.2%
Convenience food	7,430,682	10,620,643	-3,189,961	-30.0%
Frozen food	6,904,505	7,534,386	-629,881	-8.4%
Total	31,689,458	34,809,916	-3,120,458	-9.0%

Cost of Revenues. During the three months ended March 31, 2014, we experienced a decrease in cost of revenue of $1.8 million, in comparison to the three months ended March 31, 2013, from approximately $27.4 million to $25.6 million, reflecting a decrease of approximately 6.7% . Approximately a decrease of $2.0 million was attributable to raw material costs, which decreased from $23.5 million during the three months ended March 31, 2013 to $21.5 million, or approximately 8.4%, during the three months ended March 31, 2014.

The other factors contributed to $0.2 million increase in cost of revenues were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit decreased $1.3 million, or 17.5%, to $6.1 million for the three months ended March 31, 2014 from $7.4 million for the same period in 2013 as a result of lower revenues, offset by lower costs of revenues, for the reasons indicated immediately above. Our gross margins decreased from 21.3% to 19.3% due to inflation pressure in the Chinese domestic market. Gross profit margins by product segment during the three months ended March 31, 2014 were: 25-28% for chestnuts, 22-24% for convenience foods and 16-18% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased $0.7 million during the first quarter of 2014, as compared to the same period over last year. The following table reflects the main factors that contributed to the decrease as well as the dollar amount that each factor contributed to this decrease:

Decrease in Costs in the Three
Months Ended March 31, 2014 over
the Three Months Ended March 31, 2013

(in U.S. dollars)
Transportation	511,933
Port Fee	148,464
Storage Rental	309,223

The decreases listed in the table above were partially offset by increase in other expenses such as wage fees.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $0.7 million from approximately $1.4 million to approximately $2.1 million for the three months ended March 31, 2014, compared to the same period in 2013. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

Factor	Dollar
Increase
Land Use Fee	36,762
Consulting Fee	30,573
Heating Fee	35,177

The increases listed in the table above were partially offset by decreases in dollar amount of other factors, including entertainment and travel expense.

Income Before Taxation and Minority Interest

Income before taxation and minority interest decreased $1.1 million, or 31.2%, to $2.5 million for the three months ended March 31, 2014 from $3.6 million for the same period of 2013. The decrease was mainly attributable to the decrease of our sales revenue in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Income Taxes

Income taxes decreased $264,533, or 26.0%, to $0.8 million in the first quarter of 2014, as compared to $1.0 million in the first quarter of 2013, primarily attributable to the lower earnings before tax.

Net Income

Net income decreased $0.9 million, or 36.9%, to $1.6 million for the three months ended March 31, 2014 from $2.5 million for the same period of 2013. The decrease was attributable to decreased sales revenue and partially offset by decreased cost of goods sold in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents (including restricted cash) of $46.3 million. Our cash and cash equivalents increased by approximately $10.6 million from December 31, 2013 primarily due to cash provided by operating activities and financing activities, partially offset by cash used in investments activities. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow (in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net cash provided by (used in) operating activities	7,019	(1,364)
Net cash provided by (used in) investing activities	(3,708)	(1,874)
Net cash provided by (used in) financing activities	7,873	1,978
Net cash flow (outflow)	11,184	(1,259)

Operating Activities

Net cash provided by operating activities was $7.0 million for the three months period ended March 31, 2014 and net cash used in operating activities in the first quarter of 2013 was approximately $1.4 million. The increase of approximately $8.4 million in net cash flows provided by operating activities in the first three months of 2014 was primarily a higher decrease in accounts and other receivables of $7.6 million, partially offset by higher increase in inventories of approximately $1.5 million as compared to the same period in 2013.

Investing Activities

Net cash used in investing activities for the three months period ended March 31, 2014 was $3.7 million, representing an increase of $1.8 million in net cash used in investing activities from $1.9 million for the same period of 2013. The difference was primarily a result of higher increase in restricted cash of $3.4million, partially offset by $3.2 million decrease in deposit in 2014 compared with the same period in 2013.

Financing Activities

Net cash provided by financing activities for the three months period ended March 31, 2014 was $7.9 million, representing an increase of $5.9 million from $2.0 million net cash provided by financing activities during the same period in 2013. The increase of the net cash provided by financing activities was primarily a result of higher net bank borrowings and issuance of convertible promissory note in the first quarter of 2014.

Loan Facilities

As of March 31, 2014, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $36.1 million as of March 31, 2014, compared with $29.4million as of December 31, 2013. In addition, we are also carrying a long term loan of $15 million from DEG due in March 2016, with eight equal semi-annual principal payments commencing September 2012.

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

As of March 31, 2014, the details pertaining to our subsidiaries were as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.2	$13,122,576
Luotian Lorain Co., Ltd	PRC	100	4,110,550
Junan Hongrun Foodstuff Co., Ltd	PRC	100	48,556,452
Beijing Lorain Co., Ltd	PRC	100	1,622,876
Shandong Greenpia Foodstuff Co., Ltd	PRC	100	2,492,738
Dongguan Lorain Co,, Ltd	PRC	100	162,288
International Lorain Holding Inc.	Cayman Islands	100	50,501,875

On February 7, 2014, Junan Hongrun acquired 51% of Athena group and its subsidiaries. The investment of Athena group is not yet consolidated into the financial statements since the acquisition is still subject to the approval of Department of Commerce of Shandong Province, PRC although the title has been passed to Junan Hongrun.

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

As of March 31, 2014, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

Off-Balance Sheet Arrangements

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of March 31, 2014 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of US GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (1)

* Filed herewith.

(1) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2014	AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer
(Principal Executive Officer)

/s/ David She
David She
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)