Form 10-Q
period 2014-06-30
American Lorain CORP
filed 2014-08-14
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-34449

AMERICAN LORAIN CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0430320
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

BeihuanZhong Road
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

Yes [_]      No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of August 7, 2014 was 34,616,714

AMERICAN LORAIN CORPORATION

FORM 10-Q
For the Quarterly Period Ended June 30, 2014

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

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” or the negative of such terms or other similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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
  “JunanHongrun” refers to JunanHongrun Foodstuff Co., Ltd.
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

JUNE 30, 2014 AND DECEMBER 31, 2013

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (“the Company”) as of June 30, 2014 and December 31, 2013, and the related statements of income, stockholders’ equity, and cash flows for the three and six months period ended June 30, 2014 and 2013. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.

August 12, 2014	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

		(Audited)
	At June 30,	At December 31,
ASSETS	2014	2013
Current assets
Cash and cash equivalents	$42,215,612	$33,857,193
Restricted cash	4,485,283	1,842,989
Trade accounts receivable	31,781,009	54,071,475
Other receivables	6,421,363	5,698,020
Related party receivable	3,671,225	-
Inventory	62,166,780	41,950,253
Advance to suppliers	40,841,453	42,400,517
Prepaid expenses and taxes	4,478,559	2,168,573
Deferred tax asset	179,364	180,679
Security deposits and other assets	3,218,661	3,242,259
Total current assets	$199,459,309	$185,411,958

Non-current assets
Investment	2,100,000	-
Property, plant and equipment, net	86,135,211	87,561,341
Construction in Progress, net	14,273,849	13,665,470
Land use rights, net	16,092,167	16,407,543
TOTAL ASSETS	$318,060,536	$303,046,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$38,455,290	$29,400,694
Notes payable	3,249,286	-
Convertible promissory note	3,500,000	-
Long-term debt – current portion	5,862,035	5,713,865
Accounts payable	4,207,431	4,015,502
Taxes payable	2,473,854	4,422,133
Accrued liabilities and other payables	4,734,480	2,315,815
Customers deposits	50,948	166,450
Total current liabilities	$62,533,324	$46,034,459

Long-term liabilities
Long-term bank loans	5,049,714	8,079,831
Notes payable and debenture	45,489,992	45,823,514

TOTAL LIABILITIES	$113,073,030	$99,937,804

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

		(Audited)
	At June 30,	At December 31,
	2014	2013

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 34,616,714 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	34,617	34,617
Additional paid-in capital	53,487,389	53,487,389
Statutory reserves	18,396,513	18,396,513
Retained earnings	102,988,762	99,257,837
Accumulated other comprehensive income	18,824,844	20,928,244
Non-controlling interests	11,255,381	11,003,908

TOTAL STOCKHOLDER’S EQUITY	$204,987,506	$203,108,508

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$318,060,536	$303,046,312

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS PERIOD ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net revenues	$32,516,140	$34,064,741	$64,205,598	$68,874,657
Cost of revenues	24,890,826	27,034,233	50,475,064	54,446,899
Gross profit	$7,625,314	$7,030,508	$13,730,534	$14,427,758

Operating expenses
Selling and marketing expenses	1,663,652	1,595,897	2,738,443	3,387,381
General and administrative expenses	1,304,841	1,453,387	3,394,381	2,875,370
	2,968,493	3,049,284	6,132,824	6,262,751

Operating income	$4,656,821	$3,981,224	$7,597,710	$8,165,007

Government subsidy income	300,121	784,748	1,808,370	1,103,341
Interest income	41,269	12,941	57,325	19,850
Other income	66,612	24,406	155,554	211,055
Other expenses	(11,370)	(77,100)	(145,511)	(84,217)
Interest expense	(1,853,861)	(1,107,827)	(3,778,834)	(2,168,594)

Earnings before tax	$3,199,592	$3,618,392	$5,694,614	$7,246,442
Income tax	962,352	1,040,918	1,712,216	2,055,316

Net income	$2,237,240	$2,577,474	$3,982,398	$5,191,126

Other comprehensive income:
Foreign currency translation gain	218,808	2,796,611	(2,103,400)	3,579,902
Comprehensive Income	2,456,048	5,374,085	1,878,998	8,771,028
Net income attributable to:

-Common stockholders	$2,140,436	$2,499,595	$3,730,925	$5,018,281
-Non-controlling interest	96,804	77,879	251,473	172,845
	$2,237,240	$2,577,474	$3,982,398	$5,191,126

Earnings per share
- Basic	$0.06	$0.07	$0.11	$0.14
- Diluted	$0.06	$0.07	$0.11	$0.14

Weighted average shares outstanding
- Basic	34,616,714	34,616,714	34,616,714	34,616,714
- Diluted	34,616,714	34,616,714	34,616,714	34,616,714

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE AND SIX MONTHS PERIOD ENDED JUNE 30, 2014 AND 2013
(Stated in US Dollars)

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Cash flows from operating activities
Net income	$2,237,240	$2,577,474	$3,982,398 $	5,191,126
Depreciation of fixed assets	1,033,248	1,144,418	1,832,928	2,116,968
Amortization of intangible assets	95,427	55,950	186,455	98,469
(Increase)/decrease in accounts & other receivables	2,244,245	1,363,121	19,339,461	10,889,088
(Increase)/decrease in inventories	(9,047,117)	(1,962,719)	(20,216,527)	(11,635,087)
Decrease/(increase) in prepayment	(884,614)	(1,575,551)	(2,309,986)	(2,834,677)
Decrease/(increase) in deferred tax asset	(195)	(2,666)	1,315	(3,630)
Increase/(decrease) in accounts and other payables	780,755	579,496	662,314	(3,006,563)
Net cash (used in)/provided by operating activities	(3,541,011)	2,179,523	3,478,358	815,694

Cash flows from investing activities
(Purchase)/Sale of investment	-	-	(2,100,000)	270,019
Purchase of plant and equipment	(971,146)	(2,284,340)	(1,015,177)	(2,899,837)
Payment for the purchase of land use rights	(19,120)	(1,728,967)	128,921	(1,763,656)
(Increase)/decrease in restricted cash	(902,757)	(567,008)	(2,642,293)	1,134,149
(Increase)/decrease in deposit	(3,500)	(188,949)	23,598	(3,383,764)
Net cash used in investing activities	(1,896,523)	(4,769,264)	(5,604,951)	(6,643,089)

Cash flows from financing activities
Repayment of bank borrowings	5,585,420	(3,730,301)	(8,464,858)	(7,240,977)
Proceeds from bank borrowings	(4,502,088)	8,211,857	14,303,985	15,563,695
Proceeds from long-term borrowings and notes payable	3,632,269	(28,187)	6,749,285	(1,891,189)
Net cash provided by/(used in) financing activities	$4,715,601	$4,453,369	$12,588,412	6,431,529

Net Increase/(decrease) of Cash and Cash Equivalents	(721,933)	1,863,628	10,461,819	604,134

Effect of foreign currency translation on cash and cash equivalents	218,808	655,247	(2,103,400)	1,438,538

Cash and cash equivalents–beginning of period	42,718,737	31,869,400	33,857,193	32,345,603
Cash and cash equivalents–end of period	$42,215,612	$34,388,275	$42,215,612	$34,388,275

Supplementary cash flow information:
Interest received	$41,269	$12,941	$57,325	$19,850
Interest paid	$794,125	$790,210	$1,760,950	$1,829,333
Income taxes paid	$746,922	$1,055,048	$3,041,645	$4,180,071

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2014 AND YEAR ENDED DECEMBER 31, 2013
Accumulated
(STATED IN US DOLLARS)

	Number Of Shares	Common Stock	Additional Paid-in Capital	Statutory Reserves	Retained Earnings	Other Comprehensive Income	Non- Controlling Interests	Total

Balance, January 1, 2013	34,616,714	34,617	53,487,389	16,922,494	84,097,961	16,210,661	9,949,228	180,702,350
Net income	-	-	-	-	17,688,575	-	-	17,688,575
Allocation to non-controlling interests	-	-	-	-	(1,054,680)	-	1,054,680	-
Appropriations to statutory reserve	-	-	-	1,474,019	(1,474,019)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	4,717,583	-	4,717,583
Balance, December 31, 2013	34,616,714	34,617	53,487,389	18,396,513	99,257,837	20,928,244	11,003,908	203,108,508

Balance, January 1, 2014	34,616,714	34,617	53,487,389	18,396,513	99,257,837	20,928,244	11,003,908	203,108,508
Net income	-	-	-	-	3,982,398	-	-	3,982,398
Allocation to non-controlling interests	-	-	-	-	(251,473)	-	251,473	-
Foreign currency translation adjustment	-	-	-	-	-	(2,103,400)	-	(2,103,400)
Balance, June 30, 2014	34,616,714	34,617	53,487,389	18,396,513	102,988,762	18,824,844	11,255,381	204,987,506

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND DECEMBER 31, 2013
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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the periods ended June 30, 2014 in order to be consistent with the presentation provided for the year ended December 31, 2013. There was no impact in earnings for the regrouping.

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

As of June 30, 2014, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital
Shandong Lorain Co., Ltd.	PRC	80.2	$13,141,688
Luotian Lorain Co., Ltd.	PRC	100	4,115,025
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	48,609,306
Beijing Lorain Co., Ltd.	PRC	100	1,624,643
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,495,451
Dongguan Lorain Co., Ltd.	PRC	100	162,464
International Lorain Holding Inc.	Cayman Islands	100	50,556,847

On February 7, 2014, Junan Hongrun acquired 51% of Athena group and its subsidiaries. The investment of Athena group is not consolidated into the financial statements since the acquisition is still subject to the approval of Department of Commerce of Shandong Province, PRC although the title has been passed to Junan Hongrun.

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

Advance to suppliers is a good faith deposit paid to the supplier for the purpose of committing the supplier to provide product promptly upon delivery of the Company’s purchase order for raw materials, supplies, equipment, building materials, etc. Pursuant to the Company’s arrangements with its suppliers, this deposit is generally 20% of the total amount contracted for. This type of transaction is classified as a prepayment category under the account name “Advance to Suppliers” until such time as the Company’s purchase order is delivered, at which point this account is reduced by reclassification of the applicable amount to the appropriate asset account such as inventory or fixed assets or construction in progress.

(i)	Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with a salvage value of 10%. Estimated useful lives of the plant and equipment are as follows:

Buildings	40 years
Landscaping, plant and tree	30 years
Machinery and equipment	10years
Motor vehicles	10years
Office equipment	5 years

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.The Company believes no impairment has occurred to its assets during 2013 and 2012.

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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $1,474,019 and $2,264,420 from retained earnings to statutory reserves for the years ended December 31, 2013 and 2012. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

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

	6/30/2014	3/31/2014	12/31/2013	6/30/2013	3/31/2013

Period end/Year end RMB:US$ exchange rate	6.1552	6.1619	6.1104	6.1732	6.2666

Average period/yearly RMB: US$ exchange rate	6.1397	6.1156	6.1905	6.2395	6.2769

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the period ended December 31, 2013, no warrants were issued nor were options granted. For the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. For the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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

As of June 30, 2014 and December 31, 2013, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:

At June 30, 2014:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$42,215,612	$-	$-	$42,215,612
Restricted Cash	4,485,283	-	-	4,485,283
Total financial assets	$46,700,895	$-	$-	$46,700,895

Financial liabilities:
Notes payable	$6,749,285	$-	$-	$6,749,285
Total financial liabilities	$6,749,285	$-	$-	$6,749,285

At December 31, 2013:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$33,857,193	$-	$-	$33,857,193
Restricted Cash	1,842,989	-	-	1,842,989
Total financial assets	$35,700,182	$-	$-	$35,700,182

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

(w)	Commitments and contingencies

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid- in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the periods ended June 30, 2014 and 2013 included net income and foreign currency translation adjustments.

(y)	Recent accounting pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Some stakeholders told the Board that too many disposals of small groups of assets that are recurring in nature qualify for discontinued operations presentation under Subtopic 205-20, Presentation of Financial Statements—Discontinued Operations. That results in financial statements that are less decision useful for users. Other stakeholders noted that some of the guidance on reporting discontinued operations results in higher costs for preparers because it can be complex and difficult to apply. The amendments in this Update address those issues by changing the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The amendment should apply to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” Entities commonly issue share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. Examples of performance targets include an entity attaining a specified profitability metric or selling shares in an initial public offering. Generally, an award with a performance target also requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved.

Current U.S. generally accepted accounting principles do not contain explicit guidance on how to account for those share-based payments. Many reporting entities account for performance targets that could be achieved after the requisite service period as performance conditions that affect the vesting of the award and, therefore, do not reflect the performance target in the estimate of the grant-date fair value of the award. Other reporting entities treat those performance targets as nonvesting conditions that affect the grant-date fair value of the award. This Update is intended to resolve the diverse accounting treatment of those awards in practice.

For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

As of June 30, 2014, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

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

4.	TRADE ACCOUNTS RECEIVABLE

	6/30/2014	12/31/2013
Trade accounts receivable	$32,217,682	$54,511,350
Less: Allowance for doubtful accounts	(436,673)	(439,875)
	$31,781,009	$54,071,475

Allowance for bad debt:	6/30/2014	12/31/2013
Beginning balance	$(439,875)	$(443,898)
Bad debt written-off	3,202	4,023
Ending balance	$(436,673)	$(439,875)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of June 30, 2014 and December 31, 2013:

	6/30/2014	12/31/2013
Advances to employees for job/travel disbursements	1,393,049	637,808
Amount due by a non-related enterprise	162,465	163,656
Other non-related receivables	222,532	333,411
Other related party receivables	261,648	149,350
Short-term investment sale receivable	4,381,668	4,413,795
	$6,421,363	$5,698,020

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

Related party receivable represented advances issued by management for job or travel disbursement in the normal course of business. The receivable had no impact on earnings. As with other employees, officers sign notes when cash is issued to them as job or travel disbursement. In order to satisfy certain criteria for obtaining the long-term loan with DEG, as noted in footnote 12, Junan Hongrun lent money to Mr. You, Huadong to purchase life insurance. Related party receivable amounts are disclosed as other related party receivables in other receivables.

On March 13, 2011, the Company entered into an agreement with Jiangsu Heng An Industrial Investment Group Co., Ltd. to sell the Company’s short-term investment in the amount of $ 7,764,577 (RMB 49,604,000) of a parcel of land located in Junan Town, Shandong Province, to construct residential buildings. The land was sold to Jiangsu Heng An at a total sale price of RMB 69,604,000 and a guaranteed gross profit of RMB 20,000,000 without consideration of profit/(loss) of the residential building project. The gain on the sale of the short-term investment excluding taxes payable was recorded as other income on the statements of income and comprehensive income. Title of the land transferred from the Company to Jiangsu Heng An with receipt of an initial deposit of RMB 15,000,000. As of June 30, 2014, a total of RMB 42,029,955 has been received and RMB 26,970,045 (USD 4,381,668) is classified as Other Receivable. According to the contract, the Company will be entitled to receive RMB 9,000,000 within 5 days after the title transfer and construction approval is complete, and RMB 27,000,000 within 5 days after the residential building main frame is completed.

Related party receivable consisted of the following as of June 30, 2014 and December 31, 2013:

	6/30/2014	12/31/2013
Athena Group	$3,671,225	$-
	$3,671,225	$-

6.	INVENTORIES

Inventories consisted of the following as of June 30, 2014 and December 31, 2013:

	6/30/2014	12/31/2013
Raw materials	$35,933,123	$26,262,278
Finished goods	26,233,657	15,687,975
	$62,166,780	$41,950,253

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of June 30, 2014 and December 31, 2013:

	6/30/2014	12/31/2013
At Cost:
Buildings	$80,752,067	$81,325,426
Landscaping, plant and tree	10,894,130	10,974,003
Machinery and equipment	13,891,346	12,837,463
Office equipment	691,443	681,060
Motor vehicles	577,892	582,128
	$106,806,878	$106,400,080

Less: Accumulated depreciation
Buildings	(8,821,213)	(7,975,238)
Landscaping, plant and tree	(3,534,592)	(3,081,369)
Machinery and equipment	(7,415,784)	(6,916,526)
Office equipment	(537,664)	(524,931)
Motor vehicles	(362,414)	(340,675)
	(20,671,667)	(18,838,739)

	$86,135,211	$87,561,341

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

8.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of June 30, 2014 and December 31, 2013:

	6/30/2014	12/31/2013
Land use rights, at cost	$17,472,838	$17,600,945
Utilities rights, at cost	50,539	50,909
Software, at cost	59,063	59,496
Patent, at cost	1,532	1,543
	17,583,972	17,712,893

Less: Accumulated amortization	(1,491,805)	(1,305,350)
	$16,092,167	$16,407,543

All lands are owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. The land use rights are then amortized over the period of usage. Amortization expense for the three month periods ended June 30, 2014 and 2013 were $ 95,427 and $55,950, respectively. Amortization expense for the six month periods ended June 30, 2014 and 2013 were $186,455 and $98,469, respectively.

9.	SHORT-TERM BANK LOANS AND NOTES PAYABLE

Short-term bank loans consisted of the following as of June 30, 2014 and December 31, 2013:

	Remark	6/30/2014	12/31/2013
Loan from Industrial and Commercial Bank of China,
• Interest rate at 6.3% per annum; due 2/21/2014		-	4,091,386
• Interest rate at 5.88% per annum; due 1/8/2014		-	1,145,588
• Interest rate at 5.88% per annum; due 4/15/2014		-	1,129,222
• Interest rate at 5.88% per annum; due 4/23/2014		-	1,088,308
• Interest rate at 6.44% per annum; due 7/2/2014		1,478,425	-
• Interest rate at 6.72% per annum; due 7/7/2014		1,169,743	-
• Interest rate at 6.44% per annum; due 9/1/2014	A	1,462,178	-
• Interest rate at 6.44% per annum; due 9/9/2014	A	649,857	-
• Interest rate at 6.44% per annum; due 10/20/2014		1,007,278	-

• Interest rate at 6.44% per annum; due 12/1/2014	942,293	-
• Interest rate at 7.20% per annum; due 12/10/2014
• Interest rate at 7.125% per annum; due 3/27/2015	1,624,643	-
	4,061,606	-
Loan from Linyi Commercial Bank,
• Interest rate at 1.512% per annum due 1/9/2014	-	1,636,554
• Interest rate at 1.26% per annum due 1/10/2014	-	1,472,899

Loan from China Minsheng Bank Corporation, Linyi Branch
• Interest rate at 7.8% per annum due 2/26/2014	-	2,454,831
• Interest rate at 7.8% per annum due 1/17/2015	3,249,285	-
• Interest rate at 7.8% per annum due 2/26/2015	2,436,964	-

Loan from Agricultural Bank of China, Luotian Branch
• Interest rate at 7.8% per annum due 8/20/2014	1,624,643	1,636,554
• Interest rate at 7.8% per annum due 9/3/2014	1,624,643	1,636,554

China Agricultural Development Bank
•Interest rate at 6.0% per annum due 1/3/2014	-	654,622
•Interest rate at 6.0% per annum due 8/19/2014	812,321	818,277
•Interest rate at 6.0% per annum due 1/5/2015	812,321	-

Bank of Beijing,
• Interest rate at 7.2% per annum due 6/19/2014	-	1,309,243

Luotian Sanliqiao Credit Union,
• Interest rate at 9.360% per annum due 12/31/2014	1,137,250	-
• Interest rate at 9.360% per annum due 1/21/2015	162,464	-

Beijing International Trust Co., Ltd.,
• Interest rate at 6.00% per annum due 9/23/2014	1,624,643	1,636,554

Bank of Ningbo ,
• Interest rate at 7.20% per annum due 9/25/2014	-	1,636,554

Hankou Bank, Guanggu Branch,
• Interest rate at 6.60% per annum due 9/12/2014	1,624,643	1,636,554

Agricultural Bank of China, Shandong Branch
• Interest rate at 7.2% per annum due 8/22/2014	-	1,636,554

Agricultural Bank of China, Junan Branch
• Interest rate at 7.2% per annum due 1/9/2015	211,204	-

Ping An Bank, Jinan Branch
• Interest rate at 6.72% per annum due 1/3/2014	-	1,145,588
• Interest rate at 6.72% per annum due 5/2/2014	-	818,277

Luzhen Credit Union,
• Interest rate at 10.40% per annum due 2/27/2014	-	490,966

China Guangfa Bank,
• Interest rate at 8.75% per annum due 12/27/2014	4,873,928	-
• Interest rate at 8.75% per annum due 4/3/2015	2,924,356	-

Bank of Rizhao,
• Interest rate at 7.80% per annum due 1/17/2015	1,624,643	-

China Construction Bank,
• Variable Interest rate, due 4/1/2014	796,074	801,912
• Variable Interest rate, due 4/30/2014	519,885	523,697

	$38,455,290	$29,400,694

The short-term loans, which are denominated in the functional currency Renminbi (RMB), were primarily obtained for general working capital. If not otherwise indicated in the below remarks, short-term loans are guaranteed by either companies within the group or personnel who hold a management role within the group.

Remarks:

A. This loan is collateralized by their accounts receivable balances.

Notes Payable consisted of the following as of June 30, 2014 and December 31, 2013:

	6/30/2014	12/31/2013
Notes payable issued by Hankou Bank,
• Interest rate at 5.55% per annum due 9/12/2014	$1,624,643	$-
• Interest rate at 5.55% per annum due 10/10/2014	1,624,643	-
	$3,249,286	$-

The notes payable are guaranteed by third party guarantors.

10.	CONVERTIBLE PROMISSORY NOTE

Convertible Promissory Note consisted of the following as of June 30, 2014 and December 31, 2013:

	6/30/2014	12/31/2013
Note issued to Jade Lane Group Limited
• Interest rate at 4.50% per annum due 9/13/2014	$3,500,000	$-
	$3,500,000	$-

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

The Note is secured by the personal guarantee of Si Chen, the Company’s chief executive officer and chairman.

11.	TAXES PAYABLES

Taxes payable consisted of the following as of June 30, 2014 and December 31, 2013:

	6/30/2014	12/31/2013
Value added tax payable	$46,783	$592,341
Corporate income tax payable	1,222,652	2,572,663
Employee payroll tax withholding	4,961	6,344
Property tax payable	54,678	73,768
Stamp tax payable	1,473	1,485
Business tax payable	157,765	158,921
Land use tax payable	40,195	64,062
Import tariffs	-	271
Capital gain tax payable	945,347	952,278
	$2,473,854	$4,422,133

12.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of June 30, 2014 and December 31, 2013:

	6/30/2014	12/31/2013
Accrued salaries and wages	$158,694	$32,731
Accrued utility expenses	25,099	39,765
Accrued interest expenses	2,803,502	927,986
Accrued transportation expenses	340,514	144,061
Other accruals	348,700	-
Business and other taxes	533,972	885,972
Disbursement payable	516,797	-
Accrued staff welfare	7,202	285,300
	$4,734,480	$2,315,815

13.	LONG-TERM DEBT

Current portions of long-term debt consisted of the following as of June 30, 2014 and December 31, 2013:

	6/30/2014	12/31/2013
Loans from China Development Bank
• Interest rate at 7.07% per annum due 5/20/2014	$-	$981,933
• Interest rate at 7.07% per annum due 11/20/2014	1,056,018	981,932
• Interest rate at 7.07% per annum due 5/20/2015	1,056,017	-

Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2014	-	1,875,000
• Interest rate at 5.510% per annum due 9/15/2014	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 3/15/2015	1,875,000	-
	$5,862,035	$5,713,865

Non-current portions of long-term debt consisted of the following as of June 30, 2014 and December 31,

2013:

	6/30/2014	12/31/2013
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 9/16/2016	$3,750,000	$5,625,000

Loans from China Development Bank
• Interest rate at 7.07% per annum due 9/24/2015	1,299,714	2,454,831
	$5,049,714	$8,079,831

The Company’s loan with DEG began repaying the loan in semi-annual installments on September 15, 2012. As of June 30, 2014 and December 31, 2013, the Company has repaid $7,500,000 and $5,625,000 in principal. The loan was collateralized with the following terms:

(a.)	Create and register a first ranking mortgage in the amount of about USD 12,000,000 on its land and building in favor of DEG.

(b.)	Undertake to provide a share pledge of Mr. Si Chen shares in the sponsor in the amount of about USD 12,000,000 and being the majority shareholder in the sponsor in form and substance satisfactory to DEG

(c.)	The total amount of the first ranking mortgage as indicated in the Loan Agreement (Article 12(1)(a)) and the value of the pledged shares of Mr. Si Chen (Loan Agreement (Article 12(1)(a))) should be at least USD 24,000,000.

(d.)	Undertake to provide a guarantee from the Shareholder in form and substance satisfactory to DEG.

Non-current portions of notes payable and debentures consisted of the following as of June 30, 2014 and December 31, 2013:

	6/30/2014	12/31/2013
Note payable issued by Shanghai Pudong Development Bank
• Interest rate at 5.9% per annum due 12/28/2015	12,997,140	13,092,432

Debenture issued by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	16,246,426	16,365,541

Debenture issued by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	16,246,426	16,365,541
	$45,489,992	$45,823,514

14.	CAPITALIZATION

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

For the year 2012, the Company issued 108,840shares to its employees as employee stock compensation. The Company transferred $2,264,420 from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

American Lorain Corporation

Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
New shares issued to employees per stock incentive plan		10/5/2012	108,840
Common stock at 6/30/2014			34,616,714

Warrants and options	Number of warrants or options	Issuance date	Expiration date
Warrants issued to investors in 2007 PIPE	1,037,858	5/3/2007	5/2/2010
Warrants issued to placement agent in 2007 PIPE	489,330	5/3/2007	5/2/2010
Employee stock options	1,334,573	7/28/2009	7/27/2014
Warrants issued to investors in 2009 PIPE - Series A	1,753,909	10/28/2009	4/28/2015
Warrants issued to investors in 2009 PIPE - Series B	501,115	10/28/2009	10/28/2012
Issued to service provider A during 2010	50,722	1/5/2010	1/2/2014
Issued to service provider B during 2010	20,289	1/5/2010	1/2/2014
Issued to service provider C during 2010	10,144	1/5/2010	1/2/2014
Total warrants and options	5,197,940

15.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the 19.8% equity of Shandong Lorain held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

16.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of June 30, 2014 and 2013:

Category	6/30/2014	6/30/2013
Chestnut	$33,446,347	$33,454,950
Convenience food	15,793,883	21,090,739
Frozen food	14,965,368	14,328,968
Total	$64,205,598	$68,874,657

Revenue by geography consisted of the following as of June 30, 2014 and 2013:

Country	6/30/2014	6/30/2013
Australia	$63,615	$20,070
Belgium	1,131,244	2,504,743
China	44,203,556	50,836,268
Denmark		-
France	2,041,754	810,580
Germany	542,938	663,380
Hong Kong	48,453	32,147
Israel	52,730	240,492
Japan	4,349,384	5,967,923
Malaysia	1,034,938	758,314
Netherlands	-	448,084
Philippines	255,794	218,520
Portugal	4,032,019	806,409
Saudi Arabia	110,943	-
Russia	-	117,863
Singapore	708,216	747,954
South Korea	3,477,672	3,773,549
Spain	-	13,883
Taiwan	286,486	8,047
Thailand	493,025	173,535
United Kingdom	1,215,981	547,221
United States	156,850	171,166
Vietnam	-	14,509
Total	$64,205,598	$68,874,657

17.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the periods ended June 30, 2014 and 2013:

	6/30/2014	6/30/2013
Income attributed to PRC	$5,884,200	$7,354,483
Loss attributed to US	(189,586)	(108,041)
Income before tax	5,694,614	7,246,442

PRC Statutory Tax at 25% Rate	1,712,217	2,055,316
Effect of tax exemption granted	-	-
Income tax	$1,712,217	$2,055,316

Per Share Effect of Tax Exemption

	6/30/2014	6/30/2013
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	34,616,714	34,616,714
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended June 30, 2014 and 2013:

	6/30/2014	6/30/2013
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	5.07%	3.36%
The Company’s effective tax rate	30.07%	28.36%

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays were terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises which had already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until they are fully utilized.

The Company has accrued a deferred tax asset as a result of its net operating loss in and before June 30, 2014 because the Company planned to setup operations in the United States. The company anticipates that the operations within the United States will generate income in the future so that it will be able to take full advantage of the accrued asset. Accordingly the Company has not provided a valuation allowance for the accrued tax asset.

The Company has detailed the tax rates for its subsidiaries for 2014 and 2013 in the following table.

	China Income Tax Rate
Subsidiary	2014	2013
International Lorain	0%	0%
Junan Hongran	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	25%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

18.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	3 months ended June 30		6 months ended June 30
	2014	2013	2014	2013

Basic Earnings Per Share Numerator
Net Income	$2,140,437	$2,499,595	$3,730,925	$5,018,281
Income Available to Common Stockholders	$2,140,437	$2,499,495	$3,730,925	$5,018,281

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$2,140,437	$2,499,595	$3,730,925	$5,018,281

Income Available to Common Stockholders on Converted Basis	$2,140,437	$2,499,595	$3,730,925	$5,018,281

Original Shares:
Additions from Actual Events
-Issuance of Common Stock	34,616,714	34,616,714	34,616,714	34,616,714
Basic Weighted Average Shares Outstanding	34,616,714	34,616,714	34,616,714	34,616,714

Dilutive Shares:
Additions from Potential Events
-Exercise of Investor Warrants & Placement Agent Warrants	-	-	-	-
- Exercise of Employee & Director Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding:	34,616,714	34,616,714	34,616,714	34,616,714

Earnings Per Share
- Basic	$0.06	$0.07	$0.11	$0.14
- Diluted	$0.06	$0.07	$0.11	$0.14

Weighted Average Shares Outstanding
- Basic	34,616,714	34,616,714	34,616,714	34,616,714
- Diluted	34,616,714	34,616,714	34,616,714	34,616,714

19.	SHARE BASED COMPENSATION

On July 27, 2009, the Company’s Board of Directors adopted the American Lorain Corporation 2009 Incentive Stock Plan (the “Plan”). The Plan provides that the maximum number of shares of the Company’s common stock that may be issued under the Plan is 2,500,000 shares. The Company’s employees, directors, and service providers are eligible to participate in the Plan.

For the year ended December 31, 2009, the Company recorded a total of $166,346 of share based compensation expense. The Company issued warrants that upon exercise would result in the issuance of 1,334,573 common shares. These stock options vest over three years, where 33.33% vest annually. The expense related to the stock options was $107,375. The Company also recorded expense of $58,971 for the issuance of 56,393 common shares to participants, respectively. The common shares vested immediately. Given the materiality and nature of share based compensation, the entire expense has been recorded as general and administrative expenses. For the year ended December 31, 2010, the Company recorded a total of $890,209 stock option and its related general and administrative expenses.

During the years ended December 31, 2013 and 2012, the Company recorded a total of $0 and $503,493 stock option and its related general and administrative expenses.

During the period ended June 30, 2014, the Company did not grant any stock option.

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

The minimum future lease payments for this property at June 30, 2014 are shown in the following table:

From	To	Lease payment
7/1/2014	12/31/2014	$46,343
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$381,039

The outstanding lease commitment as of June 30, 2014 was $381,039.

The minimum future lease payments for this property at December 31, 2013 are shown in the following table:

From	To	Lease payment
1/1/2014	12/31/2014	$92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
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

The minimum future lease payments for this property at June 30, 2014 are shown in the following tables:

From	To	Greenhouse 1	From	To	Greenhouse 2	From	To	Greenhouse 3
7/1/2014	12/31/2014	$39,064	7/1/2014	12/31/2014	$47,557	7/1/2014	12/31/2014	$5,670
1/1/2015	12/31/2015	78,128	1/1/2015	12/31/2015	95,114	1/1/2015	12/31/2015	11,339
1/1/2016	12/31/2016	78,128	1/1/2016	12/31/2016	95,114	1/1/2016	12/31/2016	11,339
1/1/2017	12/31/2017	78,128	1/1/2017	12/31/2017	95,114	1/1/2017	12/31/2017	11,339
1/1/2018	12/31/2018	78,128	1/1/2018	12/31/2018	95,114	1/1/2018	12/31/2018	11,339
1/1/2019	12/31/2019	78,128	1/1/2019	12/31/2019	95,114	1/1/2019	12/31/2019	11,339
1/1/2020	12/31/2020	78,128	1/1/2020	12/31/2020	95,114	1/1/2020	12/31/2020	11,339
1/1/2021	12/31/2021	78,128	1/1/2021	12/31/2021	95,114	1/1/2021	12/31/2021	11,339
1/1/2022	12/31/2022	78,128	1/1/2022	12/31/2022	95,114	1/1/2022	12/31/2022	11,339
1/1/2023	12/31/2023	85,773	1/1/2023	12/31/2023	102,527	1/1/2023	12/31/2023	12,097
1/1/2024	12/31/2024	89,289	1/1/2024	12/31/2024	105,683	1/1/2024	12/31/2024	12,757
1/1/2025	12/31/2025	89,289	1/1/2025	12/31/2025	105,683	1/1/2025	12/31/2025	12,757
1/1/2026	12/31/2026	89,289	1/1/2026	12/31/2026	105,683	1/1/2026	12/31/2026	12,757
1/1/2027	12/31/2027	89,289	1/1/2027	12/31/2027	105,683	1/1/2027	12/31/2027	12,757
1/1/2028	12/31/2028	89,289	1/1/2028	12/31/2028	105,683	1/1/2028	12/31/2028	12,757
1/1/2029	12/31/2029	89,289	1/1/2029	12/31/2029	105,683	1/1/2029	12/31/2029	12,757
1/1/2030	12/31/2030	89,289	1/1/2030	12/31/2030	105,683	1/1/2030	12/31/2030	12,757
1/1/2031	12/31/2031	89,289	1/1/2031	12/31/2031	105,683	1/1/2031	12/31/2031	12,757
1/1/2032	12/31/2032	89,289	1/1/2032	12/31/2032	105,683	1/1/2032	12/31/2032	12,757
1/1/2033	4/25/2033	42,261	1/1/2033	5/19/2033	50,322	1/1/2033	6/19/2033	5,530
		$1,595,723			$1,912,465			$228,822

The outstanding lease commitment for the three greenhouses as of June 30, 2014 was $3,737,010.

The minimum future lease payments for this property at December 31, 2013 are shown in the following tables:

From	To	Greenhouse 1	From	To	Greenhouse 2	From	To	Greenhouse 3
1/1/2014	12/31/2014	$78,128	1/1/2014	12/31/2014	$95,114	1/1/2014	12/31/2014	$11,339
1/1/2015	12/31/2015	78,128	1/1/2015	12/31/2015	95,114	1/1/2015	12/31/2015	11,339
1/1/2016	12/31/2016	78,128	1/1/2016	12/31/2016	95,114	1/1/2016	12/31/2016	11,339
1/1/2017	12/31/2017	78,128	1/1/2017	12/31/2017	95,114	1/1/2017	12/31/2017	11,339
1/1/2018	12/31/2018	78,128	1/1/2018	12/31/2018	95,114	1/1/2018	12/31/2018	11,339
1/1/2019	12/31/2019	78,128	1/1/2019	12/31/2019	95,114	1/1/2019	12/31/2019	11,339
1/1/2020	12/31/2020	78,128	1/1/2020	12/31/2020	95,114	1/1/2020	12/31/2020	11,339
1/1/2021	12/31/2021	78,128	1/1/2021	12/31/2021	95,114	1/1/2021	12/31/2021	11,339
1/1/2022	12/31/2022	78,128	1/1/2022	12/31/2022	95,114	1/1/2022	12/31/2022	11,339
1/1/2023	12/31/2023	85,773	1/1/2023	12/31/2023	102,527	1/1/2023	12/31/2023	12,097
1/1/2024	12/31/2024	89,289	1/1/2024	12/31/2024	105,683	1/1/2024	12/31/2024	12,757
1/1/2025	12/31/2025	89,289	1/1/2025	12/31/2025	105,683	1/1/2025	12/31/2025	12,757
1/1/2026	12/31/2026	89,289	1/1/2026	12/31/2026	105,683	1/1/2026	12/31/2026	12,757
1/1/2027	12/31/2027	89,289	1/1/2027	12/31/2027	105,683	1/1/2027	12/31/2027	12,757
1/1/2028	12/31/2028	89,289	1/1/2028	12/31/2028	105,683	1/1/2028	12/31/2028	12,757
1/1/2029	12/31/2029	89,289	1/1/2029	12/31/2029	105,683	1/1/2029	12/31/2029	12,757
1/1/2030	12/31/2030	89,289	1/1/2030	12/31/2030	105,683	1/1/2030	12/31/2030	12,757
1/1/2031	12/31/2031	89,289	1/1/2031	12/31/2031	105,683	1/1/2031	12/31/2031	12,757
1/1/2032	12/31/2032	89,289	1/1/2032	12/31/2032	105,683	1/1/2032	12/31/2032	12,757
1/1/2033	4/25/2033	42,261	1/1/2033	5/19/2033	50,322	1/1/2033	6/19/2033	5,530
		$1,634,787			$1,960,022			$234,491

The outstanding lease commitment for the three greenhouses as of December 31, 2013 was $3,829,300.

21.	INVESTMENT COMMITMENTS AND LIABILITIES

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

Upon closing of the two transactions, the Company, through Junan Hongrun, will own 51% of the share capital of Athena. Junan Hongrun agreed to pledge 12,750 shares, or 51% share capital, of Athena acquired in the above transactions to Intiraimi to guarantee the Deferred Payment. The Company intends to proceed with the acquisition and fulfill the Deferred Payment in good faith provided the conditions set forth in the Intiraimi Purchase Agreement are met.

As of the date of this report, the transaction is still not yet completed because the acquisition is subject to approval by Department of Commerce of Shandong Province, PRC and hence the accounts for Athena are not consolidated.

In connection with the acquisition of a 51% controlling interest in Athena, on February 7, 2014, Junan Hongrun entered into a Shareholders’ Agreement (the “Shareholder Agreement”) with Athena and each of the other shareholders of Athena (“Current Shareholders”), which defines the rights of the Junan Hongrun and the Current Shareholders, and their respective undertaking as it relates to Athena. The Shareholder Agreement provides, among other things, that American Lorain will finance Cacovin, a company based in Portugal and a wholly owned subsidiary of Athena, up to three million Euros. Please refer to the form 8-K the Company filed with Securities and Exchange Commission on February 13, 2014 for details.

22.	RISKS

	A.	Credit risk

Since the Company’s inception, the age of accounts receivable has been less than one year indicating that the Company is subject to minimal risk borne from credit extended to customers.

	B.	Interest risk

The company is subject to interest rate risk when its short term loans become due and require refinancing.

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

Management monitors changes in prices levels. Historically inflation has not materially impacted the company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed on to the Company’s customers could adversely impact the Company’s results of operations.

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

Domestic sales in the second quarter of 2014 accounted for 68.8% as compared to 73.8 % over the same period of last year. In the coming quarters, American Lorain anticipates that demand for its traditional chestnut product line would keep stable, along with small decline in its fast growing convenience business line, including the bean products, lunch boxes, and pickle vegetables.

Frozen foods sold primarily to select export markets in Europe and supermarkets and wholesale customers in China contributed approximately 23.3% in revenues which is slightly up for the second quarter of 2014 compared to 20.8% in the second quarter of 2013.

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

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the second quarter of 2014, the cost of our raw materials decreased from $23.8 million to $22.0 million, as compared to the second quarter of 2013, for a decrease of approximately 7.98% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

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

We funded approximately 28.1% of our working capital from the proceeds of short-term loans from Chinese banks in the second quarter of 2014, as compared to 30.5% over the same period last year. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our balance of short-term bank loans as of June 30, 2014 was approximately $38.5 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing 2010, the Chinese government is implementing more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence result in our not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we completed two private placement financings in September 2010 and October 2009 with net proceeds of $9.0 million and $10.9 million, respectively, the proceeds of which were primarily used as working capital. We also secured a $15 million loan from Deutsche Investitions - und Entwicklungsgesellshaft (“DEG”) in May 2010, which we had fully drawn down in 2011. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table summarizes the results of our operations during the three month periods ended June 30, 2014 and June 30, 2013, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013.

(All amounts, other than percentages, stated in U.S. dollar)

	Three months ended June 30,		Increase/	Increase/
			Decrease	Decrease
(In Thousands of USD)	2014	2013	($)	(%)
Net revenues	32,516	34,065	(1,549)	-4.55%
Cost of revenues	24,891	27,034	(2,143)	-7.93%
Gross profit	7,625	7,031	594	8.45%
Operating expenses
Selling and marketing expenses	1,664	1,596	68	4.26%
General and administrative expenses	1,305	1,453	(148)	-10.19%
Operating Income	4,657	3,981	676	16.98%
Government subsidy income	300	785	(485)	-61.78%
Interest and other income	108	37	71	191.89%
Other expenses	(11)	(77)	65	-84.42%
Interest expense	(1,854)	(1,108)	(746)	67.33%
Earnings before tax	3,200	3,618	(418)	-11.55%
Income tax	962	1,041	(79)	-7.59%
Income before minority interests	2,237	2,577	(340)	-13.19%
Minority interests	97	78	19	24.36%
Net income	2,140	2,500	(360)	-14.40%

Revenue

Net Revenues. Our net revenue for the three months ended June 30, 2014 amounted to $ 32.5 million, which represents a slight decrease of approximately $1.55 million, or 4.55%, from the three month period ended on June 30, 2013, in which our net revenue was $34.1 million. The overall decrease was attributable to the increase/(decrease) in sales of each of our product segments, as reflected in the following table:

	Three months ended		Increase/	Increase/
(in thousands of U.S. dollars)	6/30/2014	6/30/2013	Decrease	Decrease
Chestnut	16,092,076	16,800,063	-707,987	-4.21%
Convenience food	8,363,201	10,470,096	-2,106,895	-20.12%
Frozen food	8,060,863	6,794,582	1,266,281	18.64%
Total	32,516,140	34,064,741	-1,548,601	-4.55%

Cost of Revenues. During the three months ended June 30, 2014, we experienced a decrease in cost of revenue of $2.14 million, in comparison to the three months ended June 30, 2013, from approximately $27.0 million to $24.9 million, reflecting a decrease of approximately 7.9%. Approximately a decrease of $5.7 million was attributable to raw material costs, which decreased from $23.8 million during the three months ended June 30, 2013 to $22.0 million, or approximately 7.98%, during the three months ended June 30, 2014.

The other factors were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit increased $0.6 million, or 8.46%, to $7.6 million for the three months ended June 30, 2014 from $7.0 million for the same period in 2013 as a result of lower cost of revenue despite the net revenue, being slightly down 4.55% compared to the second quarter of 2013. Our gross margins increased slightly from 20.6% to 23.5%.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased $67,755 during the second quarter of 2014, as compared to the same period over last year. The following table reflects the main factors that contributed to the increase as well as the dollar amount that each factor contributed to this increase:

Increase in Costs in the Three
Months Ended June 30, 2014 over
the Three Months Ended June 30, 2013

(in U.S. dollars)
Travel Expense	$48,617
Exihibition Fee	$30,627
Entertainment	$17,425

The increases listed in the table above were partially offset by decreases in other expenses such as transportation fee.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $148,546 from approximately $1.45 million to approximately $1.30 million for the three months ended June 30, 2014, compared to the same period in 2013. The following table reflects the main factors that contributed to this decrease as well as the dollar amount that each factor contributed to this decrease:

Factor	Dollar
Entertainment	$114,108
Consulting Fee	$72,467
Land Use Fee	$20,028

The decreases listed in the table above were partially offset by increases in dollar amount of other factors, including intangible amortization and pension.

Income Before Taxation and Minority Interest

Income before taxation and minority interest decreased $0.4 million, or 11.11%, to $3.2 million for the three months ended June 30, 2014 from $3.6 million for the same period of 2013. The decrease was mainly attributable to the decrease of our sales revenue in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Income Taxes

Income taxes decreased $78,566 or 7.54%, to $0.96 million in the second quarter of 2014, as compared to $1.04 million in the second quarter of 2014, primarily attributable to the lower earnings before tax.

Net Income

Net income decreased $0.4 million, or 13.20%, to $2.2 million for the three months ended June 30, 2014 from $2.6 million for the same period of 2013. The decrease was attributable to decreased sales revenue and partially offset by decreased cost of goods sold in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table summarizes the results of our operations during the six month periods ended June 30, 2014 and June 30, 2013, respectively and provides information regarding the dollar and percentage increase or (decrease) from the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013.

(All amounts, other than percentages, stated in U.S. dollar)

	Six months ended June 30,		Increase/	Increase/
			Decrease	Decrease
(In Thousands of USD)	2014	2013	($)	(%)
Net revenues	64,206	68,875	(4,669)	-6.78%
Cost of revenues	50,475	54,447	(3,972)	-7.30%
Gross profit	13,731	14,428	(697)	-4.83%
Operating expenses
Selling and marketing expenses	2,738	3,387	(649)	-19.16%
General and administrative expenses	3,394	2,875	519	18.05%
Operating Income	7,598	8,165	(566)	-6.93%
Government subsidy income	1,808	1,103	705	63.92%
Interest and other income	213	231	(18)	-7.79%
Other expenses	(146)	(84)	(62)	73.81%
Interest expense	(3,779)	(2,169)	(1,610)	74.23%
Earnings before tax	5,695	7,246	(1,551)	-21.40%
Income tax	1,712	2,055	(343)	-16.69%
Income before minority interests	3,982	5,191	(1,209)	-23.29%
Minority interests	251	173	78	45.09%
Net income	3,731	5,018	(1,287)	-25.65%

Revenue

Net revenues. Our net revenue for the six months ended June 30, 2014 amounted to $64.2 million, which represents an decrease of approximately $4.7 million, or 6.82%, from the six month period ended on June 30, 2013, in which our net revenue was $68.9 million. The overall decrease was attributable to the increase (decrease) in sales of each of our product segments, as reflected in the following table:

	Six months ended		Increase/	Increase/
(in thousands of U.S. dollars)	6/30/2014	6/30/2013	Decrease	Decrease
Chestnut	33,446,347	33,454,950	-8,603	-0.03%
Convenience food	15,793,883	21,090,739	-5,296,856	-25.1%
Frozen food	14,965,368	14,328,968	636,400	4.44%
Total	64,205,598	68,874,657	-4,669,059	-6.78%

Cost of Revenues. During the six months ended June 30, 2014, we experienced a decrease in cost of revenue of $4.0 million, in comparison to the six months ended June 30, 2013, from approximately $54.4 million to $50.4 million, reflecting a decrease of approximately 7.30%. Approximately a decrease of $11.2 million was attributable to raw material costs, which decreased from $47.3 million during the six months ended June 30, 2013 to $36.1 million, or approximately 23.6%, during the six months ended June 30, 2014.

The other factors contributing a $0.2 million decrease in cost of revenues were: a decrease in wage expense for factory workers, a decrease in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit decreased $0.7 million, or 4.83%, to $13.7 million for the six months ended June 30, 2014 from $14.4 million for the same period in 2013 as a result of lower revenues, offset by lower costs of revenues, for the reasons indicated immediately above. Our gross margins increased slightly from 20.9% to 21.4%. Gross profit margins by product segment for the six months ended June 30, 2014 were: 23.72% for chestnuts, 21.58% for convenience foods and 16.63% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased $648,938 during the six months ending 2014, as compared to the same period over last year. The following table reflects the main factors that contributed to the decrease as well as the dollar amount that each factor contributed to this decrease:

Decrease in Costs in the Six
Months Ended June 30, 2014 over
the Six Months Ended June 30, 2013

(in U.S. dollars)
Transportation	$650,142
Port Fee	$233,435
Storage Rental	$307,261

The decreases listed in the table above were partially offset by an increase in other expenses such as wage fees.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $519,011 from approximately $2.9 million to approximately $3.4 million for the six months ended June 30, 2014, compared to the same period in 2013. The following table reflects the main factors that contributed to this increase as well as the dollar amount that each factor contributed to this increase:

Factor	Dollar
Increase
Wage	$165,943
Other Expense	$271,829
Pension	$249,645

The increases listed in the table above were partially offset by decreases in dollar amount of other factors, including depreciation expense and audit fee and legal fee.

Income Before Taxation and Minority Interest

Income before taxation and minority interest decreased $1.5 million, or 21.4%, to $5.7 million for the six months ended June 30, 2014 from $7.2 million for the same period of 2013. The decrease was mainly attributable to the decrease of our sales revenue in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Income Taxes

Income taxes decreased $343,100, or 16.7%, to $1.7 million in the six months ended 2014, as compared to $2.1 million in the six months ended 2013, primarily attributable to the lower earnings before tax.

Net Income

Net income decreased $1.2 million, or 23.3%, to $4.0 million for the six months ended June 30, 2014 from $5.2 million for the same period of 2013. The decrease was attributable to decreased sales revenue and partially offset by decreased cost of goods sold in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents (including restricted cash) of $46.7 million. Our cash and cash equivalents increased by approximately $11.0 million from December 31, 2013 primarily due to cash provided by operating activities and financing activities, partially offset by cash used in investment activities. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (in thousands)

	Six Months Ended
	June 30,
	2014	2013
Net cash provided by (used in) operating activities	3,478	816
Net cash provided by (used in) investing activities	(5,605)	(6,643)
Net cash provided by (used in) financing activities	12,588	6,432
Net cash flow (outflow)	10,462	604

Operating Activities

Net cash provided by operating activities was $3.5 million for the six months period ended June 30, 2014 and net cash provided by operating activities in the first two quarters of 2013 was approximately $0.8 million. The increase of approximately $2.7 million in net cash flows provided by operating activities in the first half of 2014 was due primarily to a higher decrease in accounts and other receivables of $19.3 million, partially offset by a higher increase in inventories of approximately $20.2 million as compared to the same period in 2013.

Investing Activities

Net cash used in investing activities for the six months period ended June 30, 2014 was $5.6 million, representing a decrease of $1.0 million in net cash used in investing activities from $6.6 million for the same period of 2013. The difference was primarily a result of a decrease in purchase of plant and equipment of $1.9 million, partially offset by a $2.6 million increase in deposits in 2014 compared with the same period in 2013.

Financing Activities

Net cash provided by financing activities for the six months period ended June 30, 2014 was $12.6 million, representing an increase of $6.2 million from $6.4 million net cash provided by financing activities during the same period in 2013. The increase of the net cash provided by financing activities was primarily a result of higher net bank borrowings and issuance of convertible promissory note in the first half of 2014.

Loan Facilities

As of June 30, 2014, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $38.5 million as of June 30, 2014, compared with $29.4 million as of December 31, 2013. In addition, we are also carrying the unpaid portion of the long term loan of $15 million from DEG due in March 2016, with eight equal semi-annual principal payments commencing September 2012.

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

Method of Accounting We maintain our general ledger and journals with the accrual method accounting for financial reporting purposes. Accounting policies adopted by us conform to generally accepted accounting principles in the United States and have been consistently applied in the presentation of our financial statements, which are compiled on the accrual basis of accounting.

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

Principles of consolidation Our consolidated financial statements, which include information about our company and our subsidiaries, are compiled in accordance with generally accepted accounting principles in the United States. All significant inter-company accounts and transactions have been eliminated. Our consolidated financial statements include 100% of assets, liabilities, and net income or loss of our wholly owned subsidiaries. Ownership interests of minority investors are recorded as minority interests.

As of June 30, 2014, the details pertaining to our subsidiaries were as follows:

	Place of	Attributable	Registered
		equity
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.2	$13,141,688
Luotian Lorain Co., Ltd	PRC	100	4,115,025
Junan Hongrun Foodstuff Co., Ltd	PRC	100	48,609,306
Beijing Lorain Co., Ltd	PRC	100	1,624,643
Shandong Greenpia Foodstuff Co., Ltd	PRC	100	2,495,451
Dongguan Lorain Co,, Ltd	PRC	100	162,464
International Lorain Holding Inc.	Cayman Islands	100	50,556,847

On February 7, 2014, Junan Hongrun acquired 51% of Athena group and its subsidiaries. The investment of Athena group is not yet consolidated into the financial statements since the acquisition is still subject to the approval of Department of Commerce of Shandong Province, PRC although the title has been passed to Junan Hongrun.

Accounting for the Impairment of Long-Lived Assets The long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the reporting period, there was no impairment loss.

Revenue recognition Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of ours exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Our revenue consists of invoiced value of goods, net of a value-added tax. No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances. Some entities present unrecognized tax benefits as a liability unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or that resulted in, the recognition of a net operating loss or tax credit carryforward for that year and the net operating loss or tax credit carryforward has not been utilized. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. The objective of the amendments in this Update is to eliminate that diversity in practice.

As of June 30, 2014, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a(15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of June 30, 2014 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of US GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP based reporting are inadequate.

Changes in Internal Controls over Financial Reporting.

During the six months ended June 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes(Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes(Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes(Oxley Act of 2002. *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes(Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (1)

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

Date: August 14, 2014

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer
(Principal Executive Officer)

/s/ Dick Wang
Dick Wang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)