Form 10-Q
period 2014-09-30
American Lorain CORP
filed 2014-11-19
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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
Yes [_]      No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of November 13, 2014 was 34,916,714

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

1.    “We,” “us” and “our” refer to ALN, and except where the context requires otherwise, our wholly-owned and majority-owned direct and indirect operating subsidiaries.

2.    “ALN” refers to American Lorain Corporation, a Nevada corporation (formerly known as Millennium Quest, Inc.).

3.    “Athena” refers to Athena, a limited liability company organized under the laws of France that is majority- owned by JunanHongrun.

4.    “ILH” refers to International Lorain Holding, Inc., a Cayman Islands company that is wholly - owned by ALN.

5.    “JunanHongrun” refers to JunanHongrun Foodstuff Co., Ltd.

6.    “Luotian Lorain” refers to Luotian Green Foodstuff Co., Ltd.

7.    “Beijing Lorain” refers to Beijing Green Foodstuff Co., Ltd.

8.    “Shandong Lorain” refers to Shandong Green Foodstuff Co., Ltd.

9.    “Dongguan Lorain” refers to Dongguan Green Foodstuff Co., Ltd.

10.  “Shandong Greenpia” refers to Shandong Greenpia Foodstuff Co., Ltd.

11.  “RMB” refers to Renminbi, the legal currency of China.

12.  “U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

13.  “China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong and Macau). 1

ITEM 1. Financial Statements

AMERICAN LORAIN CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (“the Company”) as of September 30, 2014 and December 31, 2013, and the related statements of income, stockholders’ equity, and cash flows for the three and nine months period ended September 30, 2014 and 2013. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
November 14, 2014	Certified Public Accountants

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

		(Audited)
	At September	At December
	30,	31,
ASSETS	2014	2013
Current assets
Cash and cash equivalents	$40,787,500	$33,857,193
Restricted cash	4,287,275	1,842,989
Trade accounts receivable	45,149,391	54,071,475
Other receivables	9,908,815	5,698,020
Related party receivable	8,679,152	-
Inventory	77,465,006	41,950,253
Advance to suppliers	36,077,781	42,400,517
Prepaid expenses and taxes	7,895,576	2,168,573
Deferred tax asset	179,417	180,679
Security deposits and other assets	-	3,242,259
Total current assets	$230,429,913	$185,411,958

Non-current assets
Property, plant and equipment, net	90,190,647	87,561,341
Construction in Progress, net	14,278,025	13,665,470
Intangible Assets, net	17,670,498	16,407,543
Goodwill	8,408,136	-
TOTAL ASSETS	$360,977,219	$303,046,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$43,556,744	$29,400,694
Notes payable	7,989,867	-
Convertible promissory note	3,500,000	-
Long-term debt – current portion	9,792,885	5,713,865
Accounts payable	20,098,589	4,015,502
Taxes payable	3,537,359	4,422,133
Accrued liabilities and other payables	14,850,110	2,315,815
Deferred tax liabilities	287,305	-
Customers deposits	73,921	166,450
Total current liabilities	$103,686,780	$46,034,459

Long-term liabilities
Long-term bank loans	2,927,340	8,079,831
Notes payable and debenture	45,503,299	45,823,514
TOTAL LIABILITIES	$152,117,419	$99,937,804

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(Stated in US Dollars)

	At September	(Audited)
	30,	At December 31,
	2014	2013

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 34,916,714 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	34,917	34,617
Additional paid-in capital	53,853,089	53,487,389
Statutory reserves	18,396,513	18,396,513
Retained earnings	104,167,763	99,257,837
Accumulated other comprehensive income	18,907,504	20,928,244
Non-controlling interests	13,500,014	11,003,908

TOTAL STOCKHOLDER’S EQUITY	$208,859,800	$203,108,508

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$360,977,219	$303,046,312

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2014 AND 2013
(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net revenues	$55,264,211	$53,103,910	$119,469,809	$121,978,566
Cost of revenues	46,107,620	42,786,893	96,582,685	97,233,792
Gross profit	$9,156,591	$10,317,017	$22,887,124	$24,744,774

Operating expenses
Selling and marketing expenses	3,044,877	2,174,055	5,783,319	5,561,435
General and administrative expenses	3,361,844	1,418,386	6,756,226	4,293,756
	6,406,721	3,592,441	12,539,545	9,855,191

Operating income	$2,749,870	$6,724,576	$10,347,579	14,889,583

Government subsidy income	401,443	344,447	2,209,814	1,447,789
Interest income	94,186	37,880	151,510	57,730
Other income	779,644	1,107,944	935,198	1,318,999
Other expenses	(74,946)	(50,329)	(220,456)	(134,547)
Interest expense	(2,553,415)	(2,444,169)	(6,332,249)	(4,612,763)

Earnings before tax	$1,396,782	$5,720,349	$7,091,396	$12,966,791

Income tax	(666,673)	(1,233,718)	(2,378,889)	(3,289,034)

Net income	$730,109	$4,486,631	$4,712,507	$9,677,757

Other comprehensive income:
Foreign currency translation gain	82,660	1,169,324	(2,020,740)	4,749,225
Comprehensive Income	812,769	5,655,955	2,691,767	14,426,982
Net income attributable to:

-Common stockholders	$1,179,001	$4,256,690	$4,909,926	$9,274,971
-Non-controlling interest	(448,892)	229,941	(197,419)	402,786
	$730,109	$4,486,631	$4,712,507	$9,677,757

Earnings per share
- Basic	$0.03	$0.12	$0.15	$0.27
- Diluted	$0.03	$0.12	$0.14	$0.27

Weighted average shares outstanding
- Basic	34,745,285	34,616,714	34,873,699	34,616,714
- Diluted	34,745,285	34,616,714	34,873,699	34,616,714

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2014 AND 2013
(Stated in US Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Cash flows from operating activities
Net income	$730,109	$4,486,631	$4,712,507	$9,677,757
Depreciation of fixed assets	1,093,167	1,038,882	2,926,095	3,155,850
Amortization of intangible assets	485,916	103,369	672,370	201,840
(Increase)/decrease in accounts & other receivables	(17,077,118)	(15,348,361)	2,262,344	(4,459,274)
(Increase)/decrease in inventories	(15,298,226)	(4,158,037)	(35,514,753)	(15,793,124)
Decrease/(increase) in prepayment	(178,964)	(175,611)	(2,488,951)	(3,010,288)
Decrease/(increase) in deferred tax asset	(52)	(1,073)	1,263	(4,703)
Increase/(decrease) in accounts and other payables	27,357,598	1,453,567	28,019,912	(1,552,997)
Net cash (used in)/provided by operating activities	(2,887,570)	(12,600,633)	590,787	(11,784,939)

Cash flows from investing activities
(Purchase)/Sale of investment	2,100,000	-	-	270,019
Purchase of plant and equipment	(5,152,779)	(449,239)	(6,167,956)	(3,349,076)
Payment for the purchase of land use rights	(2,064,247)	(9,573,248)	(1,935,326)	(11,336,904)
(Increase)/decrease in restricted cash	198,008	1,410,693	(2,444,287)	2,544,842
(Increase)/decrease in deposit	(8,427,528)	9,448,858	(8,403,929)	6,065,094
Net cash used in investing activities	(13,346,546)	837,064	(18,951,498)	(5,806,025)
Cash flows from financing activities
Issuance of common stock	366,000	-	366,000	-
Repayment of bank borrowings	(505,914)	(1,884,630)	(8,970,772)	(3,536,275)
Proceeds from bank borrowings	7,563,144	11,889,802	21,867,129	23,748,796
Proceeds from long-term borrowings and notes payable	4,605,638	-	11,354,924	(3,775,819)
Net cash provided by/(used in) financing activities	$12,028,868	$10,005,172	$24,617,281	$16,436,702

Net Increase/(decrease) of Cash and Cash Equivalents	(4,205,248)	(1,758,397)	6,256,570	(1,154,262)

Effect of foreign currency translation on cash and cash equivalents	2,777,136	531,017	673,737	1,969,554

Cash and cash equivalents–beginning of period	42,215,612	34,388,275	33,857,193	32,345,603
Cash and cash equivalents–end of period	$40,787,500	$33,160,895	$40,787,500	$33,160,895

Supplementary cash flow information:
Interest received	$94,186	$37,880	$151,510	$57,730
Interest paid	$1,482,803	$508,724	$3,243,753	$2,338,057
Income taxes paid	$961,838	$3,184,293	$4,003,028	$7,364,364

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2014 AND YEAR ENDED DECEMBER 31, 2013
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total

Balance, January 1, 2013	34,616,714	34,617	53,487,389	16,922,494	84,097,961	16,210,661	9,949,228	180,702,350
Net income	-	-	-	-	17,688,575	-	-	17,688,575
Allocation to non-controlling interests	-	-	-	-	(1,054,680)	-	1,054,680	-
Appropriations to statutory reserve	-	-	-	1,474,019	(1,474,019)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	4,717,583	-	4,717,583
Balance, December 31, 2013	34,616,714	34,617	53,487,389	18,396,513	99,257,837	20,928,244	11,003,908	203,108,508

Balance, January 1, 2014	34,616,714	34,617	53,487,389	18,396,513	99,257,837	20,928,244	11,003,908	203,108,508
Net income	-	-	-	-	4,712,507	-	-	4,712,507
Increase in non-controlling interests from acquisition of Athena Group	-	-	-	-	-	-	2,693,525	2,693,525
Issuance of share based compensation	300,000	300	365,700					366,000
Allocation to non-controlling interests	-	-	-	-	197,419	-	(197,419)	-
Foreign currency translation adjustment	-	-	-	-	-	(2,020,740)	-	(2,020,740)
Balance, September 30, 2014	34,916,714	34,917	53,853,089	18,396,513	104,167,763	18,907,504	13,500,014	208,859,800

See Accompanying Notes to the Financial Statements and Accountant’s Report

1.	ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPAL ACTIVITIES

(a)	Organization history of American Lorain Corporation (formerly known as Millennium Quest, Inc.)

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

On February 7, 2014, American Lorain Corporation, through its indirect wholly owned subsidiary, Junan Hongrun entered into two Share Purchase Agreements with Intiraimi, a limited liability company organized under the laws of France and Biobranco II, a company organized under Portuguese law, respectively, to acquire 51% of the share capital of Athena Group. On June 30, 2014, Junan Hongrun officially completed the acquisition and controlled total 51% shares of Athena Group.

(c)	Business Activities

The Company develops, manufactures, and sells convenience foods (including ready-to-cook (or RTC) foods; ready-to-eat (or RTE) foods and meals ready-to-eat (or MRE); chestnut products; and frozen foods, in hundreds of varieties. The Company operates through indirect Chinese and European subsidiaries. The products are sold in domestic markets as well as exported to foreign countries and regions such as Japan, Korea and Europe.

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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the periods ended September 30, 2014 in order to be consistent with the presentation provided for the year ended December 31, 2013. There was no impact on earnings for the regrouping.

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

As of September 30, 2014, the detailed identities of the consolidating subsidiaries are as follows:

		Attributable
	Place of	equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd.	PRC	80.2	$
			13,145,533
Luotian Lorain Co., Ltd.	PRC	100	4,116,228
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	48,623,525
Beijing Lorain Co., Ltd.	PRC	100	1,625,118

Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,496,181
Dongguan Lorain Co., Ltd.	PRC	100	162,512
International Lorain Holding Inc.	Cayman Islands	100	50,556,847
Athena	France	51	31,718
Conserverie Minerve	France	51	1,078,406
Sojafrais	France	51	697,792
SCI Siam	France	51	12,687
SCI Giu Long	France	51	1,934
Cacovin	Portugal	51	12,687

(c)	Use of estimates

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

The Company classifies securities it holds for investment purposes into trading or available- for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All securities not included in trading securities are classified as available-for- sale.

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

Premiums and discounts are amortized or accreted over the life of the related available-for- sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

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

Advance to suppliers is a good faith deposit paid to the supplier for the purpose of committing the supplier to provide product promptly upon delivery of the Company’s purchase order for raw materials, supplies, equipment, building materials and other items necessary for our operations. Pursuant to the Company’s arrangements with its suppliers, this deposit is generally 20% of the total amount contracted for. This type of transaction is classified as a prepayment under the account name “Advance to Suppliers” until such time as the Company’s purchase order is delivered, at which point this account is reduced by reclassification of the applicable amount to the appropriate asset account such as inventory or fixed assets or construction in progress.

(i)	Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with a salvage value of 10%. Estimated useful lives of the plant and equipment are as follows:

Buildings	40 years
Landscaping, plant and tree	30 years
Machinery and equipment	1-10 years
Motor vehicles	10 years
Office equipment	5 years

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

The Company has implemented ASC Topic 740, “Accounting for Income Taxes.” Income tax liabilities computed according to the United States, People’s Republic of China (PRC), and France tax laws are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

Effective January 1, 2008, PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises that were already participating in tax holidays before January 1, 2008, to continue enjoying the tax holidays until they had been fully utilized.

The standard corporate income tax in France is 33.33% except for a small or new business, which may benefit from lower rates. In addition, a 3.3% of social surcharge is charged to the Company’s French subsidiaries if the standard corporate income tax liability exceeds EUR 763,000. Furthermore, a 10.7% temporary surtax applies when a company’s turnover exceeds EUR 250 million.

The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed at progressive rates in the range of: -

	Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

(r)	Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $1,474,019 and $2,264,420 from retained earnings to statutory reserves for the years ended December 31, 2013 and 2012. PRC laws prescribe that an enterprise operating at a profit must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

(s)	Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are the Renminbi (RMB) and the Euro (EUR). The financial statements are translated into United States dollars from RMB and EUR at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	9/30/2014	6/30/2014	12/31/2013	9/30/2013	6/30/2013
Period end/Year end RMB: US$ exchange rate	6.1534	6.1552	6.1104	6.1364	6.1732
Average period/yearly RMB: US$ exchange rate	6.1457	6.1397	6.1905	6.2132	6.2395
Period end/Year end EUR: US$ exchange rate	0.7882	0.7325	0.7263	0.7394	0.7685
Average period/yearly EUR:	0.7377	0.7294	0.7532	0.7594	0.7616
US$ exchange rate

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

The Company gradually switched its sales model from direct sales to third party distributor model and issues a 1% sales incentive to distributors. The Company modified its accounting policy for the recognition of revenue accordingly. Given the circumstances of how the Company conducts its incentive program, the Company books the payments settled in cash as a contra account to Gross Revenue, and includes the amount in its reported “net revenue”. The Company has considered the guidance in FASB ASC 605-50 (EITF 01-9) and will account for its sales incentive program accordingly.

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

The Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of September 30, 2014 and December 31, 2013, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:

At September 30,	Quoted in	Significant
2014:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$40,787,500	$-	$-	$40,787,500
Restricted Cash	4,287,275	-	-	4,287,275
Total financial assets	$45,074,775	$-	$-	$45,074,775

Financial liabilities:
Notes payable	$7,989,867	$-	$-	$7,989,867
Total financial liabilities	$7,989,867	$-	$-	$7,989,867

At December 31,	Quoted in	Significant
2013:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$33,857,193	- $	$-	$33,857,193
Restricted Cash	1,842,989	-	-	1,842,989
Total financial assets	$35,700,182	- $	$-	$35,700,182

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

(w)	Commitments and contingencies

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the periods ended September 30, 2014 and 2013 included net income and foreign currency translation adjustments.

(y)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired in a business combination. In accordance with FASB ASC Topic 350, "Goodwill and Other Intangible Assets", goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

(z)	Recent accounting pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Some stakeholders told the FASB that too many disposals of small groups of assets that are recurring in nature qualify for discontinued operations presentation under Subtopic 205-20, Presentation of Financial Statements—Discontinued Operations. That results in financial statements that are less useful for users. Other stakeholders noted that some of the guidance on reporting discontinued operations results in higher costs for preparers because it can be complex and difficult to apply. The amendments in this Update address those issues by changing the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The amendment should apply to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.

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

As of September 30, 2014, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements

3.	RESTRICTED CASH

Restricted Cash represents interest bearing deposits placed with banks to secure banking facilities in the form of loans and notes payable. The restriction of funds is based on time. The funds that collateralize loans are held for 60 days in a savings account that pays interest at the prescribed national daily savings account rate. For funds that underlie the notes payable, the cash is deposited in six month time deposits that pay interest at the national time deposit rate.

4.	TRADE ACCOUNTS RECEIVABLE

	9/30/2014	12/31/2013
Trade accounts receivable	$45,935,723	$54,511,350
Less: Allowance for doubtful accounts	(786,332)	(439,875)
	$45,149,391	$54,071,475

Allowance for bad debt:	9/30/2014	12/31/2013
Beginning balance	$(439,875)	$(443,898)
Bad debt written-off	(346,457)	4,023
Ending balance	$(786,332)	$(439,875)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of September 30, 2014 and December 31, 2013:

	9/30/2014	12/31/2013
Advances to employees for job/travel disbursements	1,933,576	637,808
Amount due by a non-related enterprise	28,065	163,656
Other non-related receivables	3,383,967	333,411
Other related party receivables	180,257	149,350
Short-term investment sale receivable	4,382,950	4,413,795
	$9,908,815	$5,698,020

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

Related party receivable represented advances issued by management for job or travel disbursement in the normal course of business. The receivable had no impact on earnings. As with other employees, officers sign notes when cash is issued to them as job or travel disbursement. In order to satisfy certain criteria for obtaining the long-term loan with DEG, as noted in footnote 12, Junan Hongrun lent money to Mr. You, Huadong to purchase life insurance. Related party receivable amounts are disclosed as "other related party receivables" in other receivables.

On March 13, 2011, the Company entered into an agreement with Jiangsu Heng An Industrial Investment Group Co., Ltd. to sell the Company’s short-term investment in the amount of $ 7,764,577 (RMB 49,604,000) of a parcel of land located in Junan Town, Shandong Province, to construct residential buildings. The land was sold to Jiangsu Heng An at a total sale price of RMB 69,604,000 and a guaranteed gross profit of RMB 20,000,000 without consideration of profit/(loss) of the residential building project. The gain on the sale of the short-term investment excluding taxes payable was recorded as other income on the statements of income and comprehensive income. Title of the land transferred from the Company to Jiangsu Heng An with receipt of an initial deposit of RMB 15,000,000. As of September 30, 2014, a total of RMB 42,029,955 has been received and RMB 26,970,045 (USD 4,382,950) is classified as Other Receivable. According to the contract, the Company will be entitled to receive RMB 9,000,000 within 5 days after the title transfer and construction approval is complete, and RMB 27,000,000 within 5 days after the residential building main frame is completed.

Related party receivable consisted of the following as of September 30, 2014 and December 31, 2013:

	9/30/2014	12/31/2013
Non-controlling parties of Athena Group	$8,679,152	$-
	$8,679,152	$-

6.	INVENTORIES

Inventories consisted of the following as of September 30, 2014 and December 31, 2013:

	9/30/2014	12/31/2013
Raw materials	$42,755,093	$26,262,278
Finished goods	34,709,913	15,687,975
	$77,465,006	$41,950,253

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of September 30, 2014 and December 31, 2013:

	9/30/2014	12/31/2013
At Cost:
Buildings	$87,637,398	$81,325,426
Land	243,112	-
Landscaping, plant and tree	10,897,317	10,974,003
Machinery and equipment	22,307,658	12,837,463
Office equipment	1,103,909	681,060
Motor vehicles	656,189	582,128
	$122,845,583	$106,400,080
Less: Accumulated depreciation
Buildings	(14,095,293)	(7,975,238)
Landscaping, plant and tree	(3,773,521)	(3,081,369)
Machinery and equipment	(13,440,237)	(6,916,526)
Office equipment	(931,557)	(524,931)
Motor vehicles	(414,330)	(340,675)
	(32,654,938)	(18,838,739)

	$90,190,645	$87,561,341

Landscaping, plants, and trees accounts for the orchards that the Company has developed for agricultural operations. These orchards as well as the young trees which were purchased as nursery stock are capitalized into fixed assets. The depreciation is then calculated on a 30- year straight-line method when production in commercial quantities begins. The orchards have begun production in small quantities and the Company has accounted for depreciation commencing July 1, 2010. During the year ended December 31, 2013, the Company purchased three greenhouses to grow seasonal crops in order to lower cost.

8.	LAND USE RIGHTS, NET

Land use rights consisted of the following as of September 30, 2014 and December 31, 2013:

	9/30/2014	12/31/2013
Land use rights, at cost	$17,477,949	$17,600,945
Utilities rights, at cost	50,554	50,909
Software, at cost	468,856	59,496
Patent, at cost	1,650,860	1,543
	19,648,219	17,712,893

Less: Accumulated amortization	(1,977,721)	(1,305,350)
	$17,670,498	$16,407,543

All lands are owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. The land use rights are then amortized over the period of usage. Amortization expense for the three month periods ended September 30, 2014 and 2013 were $ 485,916 and $55,950, respectively. Amortization expense for the nine month periods ended September 30, 2014 and 2013 were $ 672,370 and $98,469, respectively.

9.	SHORT-TERM BANK LOANS AND NOTES PAYABLE

Short-term bank loans, which are comprised of bank overdrafts and short-term bank loans, consisted of the following as of September 30, 2014 and December 31, 2013:

Bank Overdrafts	9/30/2014	12/31/2013

BNP Paribas, Interest rate of EURIBOR+1.70% due within 3 months	344,158	-
CIC Lorient Enterprises, Interest rate of EURIBOR+1.70% due within 3 months	160,282	-
Credit Agricole, Interest rate of EURIBOR+1.70% due within 3 months	231,034	-
LCL Banque et Assurance, Interest rate of EURIBOR+1.70% due within 3 months	100,239	-
Société Générale, Interest rate of EURIBOR+1.70% due within 3 months	288,467	-
Banque Tarneud, Interest rate of EURIBOR+1.70% due within 3 months	565,945	-
Banco Espirito Santo, Interest rate of EURIBOR+1.70% due within 3 months	274	-
Banco Portugues de Negocios	1,945	-
Banco Espirito Santo	7,919	-
	1,700,263	-

Bank overdrafts are collateralized by inventory.

Short-term Bank Loans	Remark	9/30/2014	12/31/2013

Loan from Industrial and Commercial Bank of China,
• Interest rate at 6.3% per annum; due 2/21/2014		-	4,091,386
• Interest rate at 5.88% per annum; due 1/8/2014		-	1,145,588
• Interest rate at 5.88% per annum; due 4/15/2014		-	1,129,222
• Interest rate at 5.88% per annum; due 4/23/2014		-	1,088,308
• Interest rate at 6.44% per annum; due 10/20/2014		1,007,573	-
• Interest rate at 6.44% per annum; due 12/1/2014		942,568	-

• Interest rate at 7.20% per annum; due 12/10/2014		1,625,118	-
• Interest rate at 7.28% per annum; due 3/4/2015		1,462,606
• Interest rate at 7.125% per annum; due 3/27/2015	A	4,062,795	-

Loan from Linyi Commercial Bank,
• Interest rate at 1.512% per annum due 1/9/2014		-	1,636,554
• Interest rate at 1.26% per annum due 1/10/2014		-	1,472,899
Loan from China Minsheng Bank Corporation, Linyi Branch
• Interest rate at 7.8% per annum due 2/26/2014		-	2,454,831
• Interest rate at 7.8% per annum due 1/17/2015		1,625,118	-
• Interest rate at 7.8% per annum due 2/26/2015		2,437,677	-

Loan from Agricultural Bank of China, Junan Branch
• Interest rate at 7.8% per annum due 8/14/2015		1,625,118	-

Loan from Agricultural Bank of China, Luotian Branch
• Interest rate at 7.8% per annum due 8/20/2014		-	1,636,554
• Interest rate at 7.8% per annum due 9/3/2014		-	1,636,554
• Interest rate at 7.8% per annum due 8/28/2015		2,112,653	-
• Interest rate at 7.28% per annum due 3/14/2015		1,625,118	-

China Agricultural Development Bank
•Interest rate at 6.0% per annum due 1/3/2014		-	654,622
•Interest rate at 6.0% per annum due 8/19/2014		731,303	818,277
•Interest rate at 6.0% per annum due 1/5/2015		812,559	-

Bank of Beijing,
• Interest rate at 7.2% per annum due 6/19/2014		-	1,309,243

Luotian Sanliqiao Credit Union,
• Interest rate at 9.360% per annum due 12/31/2014		1,137,582	-
• Interest rate at 9.360% per annum due 1/21/2015		162,512	-

Beijing International Trust Co., Ltd.,
• Interest rate at 6.00% per annum due 9/23/2014		-	1,636,554

Bank of Ningbo ,

• Interest rate at 7.20% per annum due 9/25/2014	-	1,636,554

Hankou Bank, Guanggu Branch,
• Interest rate at 6.60% per annum due 9/12/2014	-	1,636,554
• Interest rate at 6.95% per annum due 8/24/2015	1,625,118	-

Agricultural Bank of China, Shandong Branch
• Interest rate at 7.2% per annum due 8/22/2014	-	1,636,554

Ping An Bank, Jinan Branch
• Interest rate at 6.72% per annum due 1/3/2014	-	1,145,588
• Interest rate at 6.72% per annum due 5/2/2014	-	818,277

Luzhen Credit Union,
• Interest rate at 10.40% per annum due 2/27/2014	-	490,966

China Guangfa Bank,
• Interest rate at 8.75% per annum due 12/27/2014	4,875,353	-
• Interest rate at 8.75% per annum due 4/3/2015	2,925,212	-

Bank of Rizhao,
• Interest rate at 7.80% per annum due 1/17/2015	1,625,118	-

China Construction Bank,
• Variable Interest rate, due 4/1/2014	-	801,912
• Variable Interest rate, due 4/30/2014	-	523,697
• Interest rate at 6.60% per annum due 11/28/2014	812,559	-
• Interest rate at 6.60% per annum due 4/15/2015	796,308	-
• Interest rate at 6.60% per annum due 5/11/2015	520,038	-
Huaxia Bank,
• Interest rate at 7.8% per annum due 5/19/2015	1,625,117	-
Bank of China, Paris Branch
• Interest rate at 2.50% per annum due 3/5/2015	3,780,766	-
Other financial institution with various interest rates and due dates	1,910,592
	$41,866,481	$29,400,694

The short-term loans, which are denominated in the functional currencies Renminbi (RMB) and Euros, were primarily obtained for general working capital. If not otherwise indicated in the below remarks, short-term loans are guaranteed by either companies within the group or personnel who hold a management role within the group.

Remarks:

A. This loan is collateralized by their accounts receivable balances.

Notes Payable consisted of the following as of September 30, 2014 and December 31, 2013:

	9/30/2014	12/31/2013

Notes payable issued by Hankou Bank,
• Interest rate at 5.55% per annum due 9/12/2014	$1,625,118	$-
• Interest rate at 5.55% per annum due 10/10/2014	1,625,118	-

Notes payable issued by BNP Paribas,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	1,014,971	-

Notes payable issued by CIC Lorient Enterprises,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	1,497,082	-

Notes payable issued by Credit Agricole,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	735,854	-

Notes payable issued by LCL Banque et Assurance,
• Interest rate at EURIBOR + 1.7% per annum due within 1 months	735,854	-

Notes payable issued by Société Générale,
• Interest rate at EURIBOR + 1.7% per annum due within 1 months	583,608	-

Notes issued by other financial institutions	172,262	-

	$7,989,867	$-

The Notes Payable are guaranteed by third party guarantors.

10.	CONVERTIBLE PROMISSORY NOTE

Convertible Promissory Note consisted of the following as of September 30, 2014 and December 31, 2013:

	9/30/2014	12/31/2013

Note issued by Jade Lane Group Limited
• Interest rate at 4.50% per annum due 3/13/2015	$3,500,000	$-
	$3,500,000	$-

Under the terms of the Note, interest on the outstanding Principal Amount accrues at a rate of 4.5% per annum, and all accrued but unpaid interest is due and payable on September 30, 2014 and on the last day of each quarter thereafter. If the Note is not converted pursuant to the terms of the Note, additional interest on the outstanding Principal Amount shall accrue at a rate of 4.5% per annum and is payable at the maturity of the Note. Unless the Note is otherwise accelerated or converted, the unpaid Principal Amount of the Note, together with all accrued but unpaid interest, is due and payable, at the election of the Holder, on September 13, 2014 or March 13, 2015 (“Maturity Date”), provided, however, if Holder fails to notify the Company in writing by August 13, 2014 that it elects the maturity date of September 13, 2014, then the Maturity Date will be extended to March 13, 2015. The Company didn't receive the notification from the Holder to elect the maturity date of September 13, 2014, therefore, the Maturity Date will be March 13, 2015.

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

The Note is secured by the personal guarantee of Si Chen, the Company’s chief executive officer and chairman.

11.	TAXES PAYABLES

Taxes payable consisted of the following as of September 30, 2014 and December 31, 2013:

	9/30/2014	12/31/2013
Value added tax payable	$327,731	$592,341
Corporate income tax payable	921,192	2,572,663
Employee payroll tax withholding	1,079,049	6,344
Property tax payable	52,767	73,768
Stamp tax payable	1,475	1,485
Business tax payable	163,677	158,921
Land use tax payable	44,020	64,062
Import tariffs	1,824	271
Capital gain tax payable	945,624	952,278
	$3,537,359	$4,422,133

12.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of September 30, 2014 and December 31, 2013:

	9/30/2014	12/31/2013
Accrued salaries and wages	$370,939	$32,731
Accrued utility expenses	27,168	39,765
Accrued interest expenses	2,416,346	927,986
Accrued transportation expenses	726,655	144,061
Other accruals	10,435,481	-
Business and other taxes	361,501	885,972
Disbursement payable	19,000	-
Accrued staff welfare	493,020	285,300
	$14,850,110	$2,315,815

13.	LONG-TERM DEBT

Current portions of long-term debt consisted of the following as of September 30, 2014 and December 31, 2013:

	9/30/2014	12/31/2013

Loans from China Development Bank
• Interest rate at 7.07% per annum due 5/20/2014	$-	$981,933
• Interest rate at 7.07% per annum due 11/20/2014	1,056,327	981,932
• Interest rate at 7.07% per annum due 5/20/2015	1,056,327	-
• Interest rate at 7.07% per annum due 9/24/2015	1,300,093	-

Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2014	-	1,875,000
• Interest rate at 5.510% per annum due 9/15/2014	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 3/15/2015	1,875,000	-
• Interest rate at 5.510% per annum due 9/15/2015	1,875,000	-

BNP Paribas,
• Interest rate at 2.30% per annum due 12/20/2014	15,062	-
• Interest rate at 3.80% per annum due 3/14/2015	44,215	-
• Interest rate at 3.00% per annum due 7/15/2015	24,293	-
• Interest rate at 4.20% per annum due 12/20/2016	109,331	-

CIC Lorient Enterprises,
• Interest rate at 2.98% per annum due 12/20/2015	28,789	-
• Interest rate at 4.20% per annum due 12/20/2016	107,814	-

Credit Agricole,
• Interest rate at 4.20% per annum due 12/20/2016	107,814	-
• Interest rate at 1.85% per annum due 1/25/2017	40,397	-

LCL Banque et Assurance,
• Interest rate at 4.20% per annum due 12/20/2016	107,814	-

Banque Tarneud,
• Interest rate at 3.28% per annum due 10/30/2014	75,997	-
• Interest rate at 2.90% per annum due 5/30/2015	93,612	-

	$9,792,885	$5,713,865

Non-current portions of long-term debt consisted of the following as of September 30, 2014 and December 31, 2013:

	9/30/2014	12/31/2013
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2016	$1,875,000	$5,625,000

Loans from China Development Bank
• Interest rate at 7.07% per annum due 9/24/2015	-	2,454,831

BNP Paribas,
• Interest rate at 4.20% per annum due 12/20/2016	104,328	-

CIC Lorient Enterprises,
• Interest rate at 2.98% per annum due 12/20/2015	7,332	-
• Interest rate at 4.20% per annum due 12/20/2016	141,282	-

Credit Agricole,
• Interest rate at 4.20% per annum due 12/20/2016	141,282	-
• Interest rate at 1.85% per annum due 1/25/2017	55,038	-

LCL Banque et Assurance,
• Interest rate at 4.20% per annum due 12/20/2016	141,283	-

Société Générale,
• Interest rate at 2.90% per annum due 5/15/2016	17,745	-

BPI France,
• Interest rate at 3.42% per annum due 12/20/2016	444,050	-
	$2,927,340	$8,079,831

The Company began repaying its loan with DEG in semi-annual installments on September 15, 2012. As of September 30, 2014 and December 31, 2013, the Company has repaid $7,500,000 and $5,625,000 in principal. The loan was collateralized with the following terms:

(a.)	Create and register a first ranking mortgage in the amount of about USD 12,000,000 on its land and building in favor of DEG.
(b.)	Undertake to provide a share pledge of Mr. Si Chen's, its majority shareholder, shares as the sponsor in the amount of about USD 12,000,000 in form and substance satisfactory to DEG
(c.)

The total amount of the first ranking mortgage as indicated in the Loan Agreement (Article 12(1)(a)) and the value of the pledged shares of Mr. Si Chen (Loan Agreement (Article 12(1)(a))) should be at least USD 24,000,000.

(d.)	Undertake to provide a guarantee from the Shareholder in form and substance satisfactory to DEG.

Non-current portions of notes payable and debentures consisted of the following as of September 30, 2014 and December 31, 2013:

	9/30/2014	12/31/2013

Note payable issued by Shanghai Pudong Development Bank • Interest rate at 5.9% per annum due 12/28/2015	13,000,943	13,092,432

Debenture issued by Guoyuan Securities Co., Ltd. • Interest rate at 10% per annum due 8/28/2016	16,251,178	16,365,541

Debenture issued by Daiwa SSC Securities Co. Ltd. • Interest rate at 9.5% per annum due 11/8/2015	16,251,178	16,365,541

	$45,503,299	$45,823,514

14.	CAPITALIZATION

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged through December 31, 2007. In connection with the financing, the Company also issued 1,037,858 and 489,330 warrants to the PIPE investors and placement agent, respectively. During 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207 shares; however, because the holders did not pay in cash for the warrants, 110,752 of those shares were cancelled as consideration in lieu of the warrant holders paying in cash. Ultimately, 249,455 of new shares were issued to those who exercised their warrant. The Company also made an adjustment to its outstanding share count for rounding errors as a result of the split and reverse splits made at the time of the reverse merger. The number of shares in the adjustment was an addition of seven shares. The Company believes the adjustment of seven shares is immaterial to both prior and current earnings per share calculation. As detailed in the table below, the total number of outstanding shares at December 31, 2013 was 34,616,714.

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

For the period ended September 30, 2014, the Company issued 300,000 shares to a consulting company as its financial advisor for management consulting and advisory services.

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
New shares issued to employees per stock incentive plan		10/5/2012	108,840
New shares issued to service provider during 2014		8/22/2014	300,000
Common stock at 9/30/2014			34,916,714

Warrants and options	Number of warrants or options	Issuance date	Expiration date
Warrants issued to investors in 2007 PIPE	1,037,858	5/3/2007	5/2/2010
Warrants issued to placement agent in 2007 PIPE	489,330	5/3/2007	5/2/2010
Employee stock options	1,334,573	7/28/2009	7/27/2014
Warrants issued to investors in 2009 PIPE - Series A	1,753,909	10/28/2009	4/28/2015
Warrants issued to investors in 2009 PIPE - Series B	501,115	10/28/2009	10/28/2012
Issued to service provider A during 2010	50,722	1/5/2010	1/2/2014
Issued to service provider B during 2010	20,289	1/5/2010	1/2/2014
Issued to service provider C during 2010	10,144	1/5/2010	1/2/2014
Total warrants and options	5,197,940

15.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the following:

	(1)	19.8% equity of Shandong Lorain held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

	(2)	49% equity of the Athena Group held by Biobranco II, Alcides Branco, and Nuno Branco.

16.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of September 30, 2014 and 2013:

Category	9/30/2014	9/30/2013
Chestnut	$60,377,549	$58,097,797
Convenience food	35,388,016	40,662,258
Frozen food	23,704,244	23,218,511
Total	$119,469,809	$121,978,566

Revenue by geography consisted of the following as of September 30, 2014 and 2013:

Country	9/30/2014	9/30/2013
Australia	$114,333	$20,154
Austria	44,734	-
Belgium	1,325,206	4,048,525
China	80,974,934	91,475,565
France	11,125,065	1,360,662
Germany	560,363	1,125,698
Hong Kong	283,923	64,640
Israel	88,809	429,245
Italy	44,295	-
Japan	7,861,858	10,883,074
Malaysia	1,978,031	1,082,030
Netherlands	4,545	805,551
New Zealand	62,295	-
Philippines	262,984	382,991
Poland	-	115,250
Portugal	4,858,037	1,113,839
Saudi Arabia	1,074,790	-
Singapore	1,312,541	1,472,920
South Korea	4,274,633	6,298,196
Spain	203,156	-
Taiwan	336,900	43,986
Thailand	687,978	105,964
United Kingdom	1,555,532	-
United States	434,867	1,135,706
Vietnam	-	14,570
Total	119,469,809	121,978,566

17.	INCOME TAXES

All of the Company’s operations are in the PRC, France, and Portugal, and in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

•	PRC tax rate is 25%.
•	France tax rate is 33.3%
•	Portugal tax rate is 23%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the periods ended September 30, 2014 and 2013:

	9/30/2014	9/30/2013
Income attributed to PRC & Europe	$7,718,719	$13,132,057
Loss attributed to US	(627,323)	(165,266)
Income before tax	7,091,396	12,966,791

PRC Statutory Tax at 25% Rate	2,378,889	3,289,034
Effect of tax exemption granted	-	-
Income tax	$2,378,889	$3,289,034

Per Share Effect of Tax Exemption
	9/30/2014	9/30/2013

Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding
Basic	34,873,699	34,616,714
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended September 30, 2014 and 2013:

	9/30/2014	9/30/2013
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	8.55%	0.37%
The Company’s effective tax rate	33.55%	25.37%

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays were terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises that were already participating in tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

The Company has accrued a deferred tax asset as a result of its net operating loss as of and before September 30, 2014 because the Company planned to set up operations in the United States. The company anticipates that the operations within the United States will generate income in the future so that it will be able to take full advantage of the accrued tax asset. Accordingly the Company has not provided a valuation allowance for the accrued tax asset.

The Company has detailed tax rates for its subsidiaries for 2014 and 2013 in the following table.

	China Income Tax
	Rate
Subsidiary	2014	2013
International Lorain	0%	0%
Junan Hongran	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	25%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

18.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	3 months ended September 30		9 months ended September 30
	2014	2013	2014	2013

Basic Earnings Per Share Numerator
Net Income	$1,179,001	$4,256,690	$4,909,926	$9,274,971
Income Available to Common Stockholders	$1,179,001	$4,256,690	$4,909,926	$9,274,971

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$1,179,001	$4,256,690	$4,909,926	$9,274,971
Income Available to Common Stockholders on Converted Basis	$1,179,001	$4,256,690	$4,909,926	$9,274,971

Original Shares:	34,616,714	34,616,714	34,616,714	34,616,714
Additions from Actual Events
-Issuance of Common Stock	300,000	-	300,000	-
Basic Weighted Average Shares Outstanding	34,745,285	34,616,714	34,873,699	34,616,714
Dilutive Shares:
Additions from Potential Events
-Exercise of Investor Warrants & Placement Agent Warrants	-	-	-	-
- Exercise of Employee & Director Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding:	34,745,285	34,616,714	34,873,699	34,616,714
Earnings Per Share
- Basic	$0.03	$0.12	$0.15	$0.27
- Diluted	$0.03	$0.12	$0.14	$0.27

Weighted Average Shares Outstanding
- Basic	34,745,285	34,616,714	34,873,699	34,616,714
- Diluted	34,745,285	34,616,714	34,873,699	34,616,714

19.	SHARE-BASED COMPENSATION

On July 27, 2009, the Company’s Board of Directors adopted the American Lorain Corporation 2009 Incentive Stock Plan (the “Plan”). The Plan provides that the maximum number of shares of the Company’s common stock that may be issued under the Plan is 2,500,000 shares. The Company’s employees, directors, and service providers are eligible to participate in the Plan.

For the year ended December 31, 2009, the Company recorded a total of $166,346 of shared-based compensation expense. The Company issued warrants that upon exercise would result in the issuance of 1,334,573 common shares. These stock options vest over three years, where 33.33% vest annually. The expense related to the stock options was $107,375. The Company also recorded expense of $58,971 for the issuance of 56,393 common shares to participants; these common shares vested immediately. Given the materiality and nature of share-based compensation, the entire expense has been recorded as general and administrative expenses. For the year ended December 31, 2010, the Company recorded a total of $890,209 stock option and its related general and administrative expenses.

During the years ended December 31, 2013 and 2012, the Company recorded a total of $0 and $503,493 stock option and related general and administrative expenses.

During the period ended September 30, 2014, the Company did not grant any stock options.

The range of the exercise prices of the stock options granted since inception of the plan are shown in the following table:

Price Range	Number of Shares
$0 - $4.99	1,334,573 shares
$5.00 - $9.99	0 shares
$10.00 - $14.99	0 shares

No tax benefit has yet been accrued or realized. For the period ended December 31, 2013, the Company has yet to repatriate its earnings. Accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

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

The minimum future lease payments for this property at September 30, 2014 are shown in the following table:

From	To	Lease payment
7/1/2014	12/31/2014	$23,171
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$357,867

The outstanding lease commitment as of September 30, 2014 was $357,867.

The minimum future lease payments for this property at December 31, 2013 are shown in the following table:

From	To	Lease payment
1/1/2014	12/31/2014	$92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$427,381

The outstanding lease commitment as of December 31, 2013 was $427,381.

(b.)

During the year ended December 31, 2013, the Company entered into three operating lease agreements leasing three plots of land where greenhouses are maintained to grow seasonal crops. The leases were signed by Junan Hongrun Foodstuff Co., Ltd. and expire on April 25, 2033, May 19, 2033, and June 19, 2033, respectively.

The minimum future lease payments for these properties at September 30, 2014 are shown in the following tables:

From	To	Greenhouse 1	From	To	Greenhouse 2	From	To	Greenhouse 3
10/1/2014	12/31/2014	$19,532	10/1/2014	12/31/2014	$23,779	10/1/2014	12/31/2014	$2,835
1/1/2015	12/31/2015	78,128	1/1/2015	12/31/2015	95,114	1/1/2015	12/31/2015	11,339
1/1/2016	12/31/2016	78,128	1/1/2016	12/31/2016	95,114	1/1/2016	12/31/2016	11,339
1/1/2017	12/31/2017	78,128	1/1/2017	12/31/2017	95,114	1/1/2017	12/31/2017	11,339
1/1/2018	12/31/2018	78,128	1/1/2018	12/31/2018	95,114	1/1/2018	12/31/2018	11,339
1/1/2019	12/31/2019	78,128	1/1/2019	12/31/2019	95,114	1/1/2019	12/31/2019	11,339
1/1/2020	12/31/2020	78,128	1/1/2020	12/31/2020	95,114	1/1/2020	12/31/2020	11,339
1/1/2021	12/31/2021	78,128	1/1/2021	12/31/2021	95,114	1/1/2021	12/31/2021	11,339
1/1/2022	12/31/2022	78,128	1/1/2022	12/31/2022	95,114	1/1/2022	12/31/2022	11,339
1/1/2023	12/31/2023	85,773	1/1/2023	12/31/2023	102,527	1/1/2023	12/31/2023	12,097
1/1/2024	12/31/2024	89,289	1/1/2024	12/31/2024	105,683	1/1/2024	12/31/2024	12,757
1/1/2025	12/31/2025	89,289	1/1/2025	12/31/2025	105,683	1/1/2025	12/31/2025	12,757
1/1/2026	12/31/2026	89,289	1/1/2026	12/31/2026	105,683	1/1/2026	12/31/2026	12,757
1/1/2027	12/31/2027	89,289	1/1/2027	12/31/2027	105,683	1/1/2027	12/31/2027	12,757
1/1/2028	12/31/2028	89,289	1/1/2028	12/31/2028	105,683	1/1/2028	12/31/2028	12,757
1/1/2029	12/31/2029	89,289	1/1/2029	12/31/2029	105,683	1/1/2029	12/31/2029	12,757
1/1/2030	12/31/2030	89,289	1/1/2030	12/31/2030	105,683	1/1/2030	12/31/2030	12,757
1/1/2031	12/31/2031	89,289	1/1/2031	12/31/2031	105,683	1/1/2031	12/31/2031	12,757
1/1/2032	12/31/2032	89,289	1/1/2032	12/31/2032	105,683	1/1/2032	12/31/2032	12,757
1/1/2033	4/25/2033	42,261	1/1/2033	5/19/2033	50,322	1/1/2033	6/19/2033	5,530
		$1,576,191			$1,888,687			$225,987

The outstanding lease commitments for the three greenhouses as of September 30, 2014 was $3,690,865.

The minimum future lease payments for these properties at December 31, 2013 are shown in the following tables:

From	To	Greenhouse 1	From	To	Greenhouse 2	From	To	Greenhouse 3
1/1/2014	12/31/2014	$78,128	1/1/2014	12/31/2014	$95,114	1/1/2014	12/31/2014	$11,339
1/1/2015	12/31/2015	78,128	1/1/2015	12/31/2015	95,114	1/1/2015	12/31/2015	11,339
1/1/2016	12/31/2016	78,128	1/1/2016	12/31/2016	95,114	1/1/2016	12/31/2016	11,339
1/1/2017	12/31/2017	78,128	1/1/2017	12/31/2017	95,114	1/1/2017	12/31/2017	11,339
1/1/2018	12/31/2018	78,128	1/1/2018	12/31/2018	95,114	1/1/2018	12/31/2018	11,339
1/1/2019	12/31/2019	78,128	1/1/2019	12/31/2019	95,114	1/1/2019	12/31/2019	11,339
1/1/2020	12/31/2020	78,128	1/1/2020	12/31/2020	95,114	1/1/2020	12/31/2020	11,339
1/1/2021	12/31/2021	78,128	1/1/2021	12/31/2021	95,114	1/1/2021	12/31/2021	11,339
1/1/2022	12/31/2022	78,128	1/1/2022	12/31/2022	95,114	1/1/2022	12/31/2022	11,339
1/1/2023	12/31/2023	85,773	1/1/2023	12/31/2023	102,527	1/1/2023	12/31/2023	12,097
1/1/2024	12/31/2024	89,289	1/1/2024	12/31/2024	105,683	1/1/2024	12/31/2024	12,757
1/1/2025	12/31/2025	89,289	1/1/2025	12/31/2025	105,683	1/1/2025	12/31/2025	12,757
1/1/2026	12/31/2026	89,289	1/1/2026	12/31/2026	105,683	1/1/2026	12/31/2026	12,757
1/1/2027	12/31/2027	89,289	1/1/2027	12/31/2027	105,683	1/1/2027	12/31/2027	12,757
1/1/2028	12/31/2028	89,289	1/1/2028	12/31/2028	105,683	1/1/2028	12/31/2028	12,757
1/1/2029	12/31/2029	89,289	1/1/2029	12/31/2029	105,683	1/1/2029	12/31/2029	12,757
1/1/2030	12/31/2030	89,289	1/1/2030	12/31/2030	105,683	1/1/2030	12/31/2030	12,757
1/1/2031	12/31/2031	89,289	1/1/2031	12/31/2031	105,683	1/1/2031	12/31/2031	12,757
1/1/2032	12/31/2032	89,289	1/1/2032	12/31/2032	105,683	1/1/2032	12/31/2032	12,757
1/1/2033	4/25/2033	42,261	1/1/2033	5/19/2033	50,322	1/1/2033	6/19/2033	5,530
		$1,634,787			$1,960,022			$234,491

The outstanding lease commitment for the three greenhouses as of December 31, 2013 was $3,829,300.

21.	INVESTMENT COMMITMENTS AND LIABILITIES

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

Upon closing of the two transactions, the Company, through Junan Hongrun, will own 51% of the share capital of Athena. Junan Hongrun agreed to pledge 12,750 shares, or 51% of share capital, of Athena acquired in the above transactions to Intiraimi to guarantee the Deferred Payment. The Company will fulfill the Deferred Payment in good faith in July 2005, pursuant to the term of the Intiraimi Purchase Agreement, provided that the conditions set forth in the Intiraimi Purchase Agreement are met.

The transaction of acquisition to Athena group has been approved by Department of Commerce of Shandong Province, PRC on June 30, 2014, which represents that Junan Hongrun has officially completed and controlled total 51% shares of Athena Group.

In connection with the acquisition of a 51% controlling interest in Athena, on February 7, 2014, Junan Hongrun entered into a Shareholders’ Agreement (the “Shareholder Agreement”) with Athena and each of the other shareholders of Athena (“Current Shareholders”), which defines the rights of Junan Hongrun and the Current Shareholders, and their respective undertakings as they relate to Athena. The Shareholder Agreement provides, among other things, that American Lorain will finance Cacovin, a company based in Portugal and a wholly-owned subsidiary of Athena, up to three million Euros. Please refer to the form 8-K the Company filed with the Securities and Exchange Commission on February 13 for details.

22.	RISKS

	A.	Credit risk

Since the Company’s inception, the age of account receivables have been less than one year indicating that the Company is subject to minimal risk borne from credit extended to customers.

	B.	Interest risk

The company is subject to interest rate risk when short term loans become due and require refinancing.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an integrated food manufacturing company headquartered in Shandong Province, China. We develop, manufacture and sell the following types of food products:

---Chestnut products;

--- Convenience foods (including ready-to-cook, or RTC, foods, ready-to-eat, or RTE, foods and meals ready- to-eat, or MRE);

---and Frozen food products.

We conduct our production activities mainly in China. Our products are sold in Chinese domestic markets as well as exported to foreign countries and regions such as Japan, South Korea and Europe. We derive most of our revenues from sales in China, Japan and South Korea, and we are yet trying to achieve significant expansion in sales and marketing activity in the United States. In 2014, our primary strategy is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we expect to further expand our sales channel in Europe to increase our profit margin in the future. We believe that our cost advantage and adequacy of our chestnut inventory supply contribute to our ability to compete with other competitors in a sustainable long-term operation. Domestic sales in the third quarter of 2014 accounted for 67.8% as compared to 74.9 % over the same period of last year. In the coming quarters, American Lorain anticipates that demand for its traditional chestnut product line and convenience business line in mainland China and East Asia region will continue to slightly decline. However, the revenue for the chestnut products from our French subsidiary will likely increase. Frozen foods sold primarily to select export markets, supermarkets and wholesale customers in China contributed approximately 19.8% in revenues which is slightly up for the third quarter of 2014 compared to 19.0% in the third quarter of 2013.

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

As of the date of this report, the transaction for the acquisition of the Athena group was approved by the Department of Commerce of Shandong Province, PRC on June 30, 2014 which mean that Junan Hongrun has officially completed the transaction and controls a total of 51% of the shares of Athena Group. Hence the accounts for Athena are consolidated.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the third quarter of 2014, the cost of our raw materials increased from $39.0million to $42.8 million, as compared to the third quarter of 2013, for an increase of approximately 9.74%. We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time.

The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who can provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

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

We funded approximately 34.4% of our working capital from the proceeds of short-term loans from Chinese banks in the third quarter of 2014, as compared to 25.5% over the same period last year. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our balance of short-term bank loans as of June 30, 2014 was approximately $43.6 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing 2010, the Chinese government began implementing more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence result in our not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we completed two private placement financings in September 2010 and October 2009 with net proceeds of $9.0 million and $10.9 million, respectively, the proceeds of which were primarily used as working capital. We also secured a $15 million loan from Deutsche Investitions - und Entwicklungsgesellshaft (“DEG”) in May 2010, which we had fully drawn down in 2011. On March 13, 2014, the Company issued a Convertible Promissory Note for $3.5 million to Jade Lane Group Limited, a company incorporated under the laws of British Virgin Islands . We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table summarizes the results of our operations during the three month periods ended September 30, 2014 and September 30, 2013, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013.

(All amounts, other than percentages, stated in U.S. dollar)

	Three months ended		Increase/	Increase/
	September 30,		Decrease	Decrease
(In Thousands of USD)	2014	2013	($)	(%)
Revenues	55,264	53,104	2,160	4.07%
Cost of revenues	46,107	42,787	3,320	7.76%
Gross profit	9,157	10,317	(1,160)	-11.24%
Operating expenses
Selling and marketing expenses	3,045	2,174	871	40.06%
General and administrative expenses	3,362	1,418	1,944	137.09%
Operating Income	2,750	6,725	(3,975)	-59.11%
Government subsidy income	401	344	57	16.57%
Interest and other income	874	1,146	(272)	23.73%
Other expenses	(75)	(51)	24	47.06%
Interest expense	(2,553)	(2,444)	109	4.46%
Earnings before tax	1,397	5,720	(4,323)	-75.58%
Income tax	667	1,234	(567)	-45.95%
Income before minority interests	730	4,486	(3,756)	-83.73%
Minority interests	(449)	230	(679)	-295.22%
Net income	1,179	4,256	(3,077)	-72.30%

Revenue

Revenues. Our net revenue for the three months ended September 30, 2014 amounted to $ 55.3million, which represents a slight increase of approximately $2.2 million, or 4.07%, from the three month period ended on September 30, 2013, in which our net revenue was $53.1 million. The overall increase was attributable to the increase/(decrease) in sales of each of our product segments, as reflected in the following table:

	Three months ended		Increase/	Increase/
(in thousands of U.S. dollars)	9/30/2014	9/30/2013	Decrease	Decrease
Chestnut	26,931,202	24,642,847	2,288,355	9.29%
Convenience food	19,594,133	19,571,519	22,614	0.12%
Frozen food	8,738,876	8,889,544	-150,667	-1.69%
Total	55,264,211	53,103,910	2,160,302	4.07%

Cost of Revenues. During the three months ended September 30, 2014, we experienced an increase in cost of revenue of $3.32 million, in comparison to the three months ended September 30, 2013, from approximately $42.8million to $46.1 million, reflecting an increase of approximately 7.76% . The main factors were: an increase in wage expense for factory workers, an increase in depreciation expenses for capital equipment and an increase in the cost of consumables used in conjunction with capital equipment.

Gross Profit. Our gross profit decreased $1.1 million, or 11.2%, to $9.2 million for the three months ended September 30, 2014 from $10.3million for the same period in 2013 as a result of increase of the cost of revenue despite the revenue being slightly up 4.07% compared to the third quarter of 2013. Our gross margins decreased from 19.4% to 16.6% .

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased $870,822, or 40.1%, to $3.0 million in the third quarter of 2014 from $2.2 million in the third quarter of 2013. The main factors that contributed to this increase is the salary of sales employees. The increases were partially offset by decreases in the dollar amount of other selling and marketing expenses, including supermarket fees and travel expenses.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $1,943,458 from approximately $1.42 million to approximately $3.36 million for the three months ended September 30, 2014, compared to the same period in 2013. The increase in general and administrative expenses was primarily attributable to increased wage pension and consulting fee.

Income Before Taxation and Minority Interest

Income before taxation and minority interest decreased $4.3 million, or 75.58%, to $1.4 million for the three months ended September 30, 2014 from $5.7 million for the same period of 2013. The decrease was mainly attributable to the increase of our cost of revenue and operating expenses in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Income Taxes

Income taxes decreased $567,045or 45.95%, to $0.67million in the third quarter of 2014, as compared to $1.2 million in the third quarter of 2013, primarily attributable to the lower earnings before tax.

Net Income

Net income decreased $3.1 million, or 72.30%, to $1.2 million for the three months ended September 30, 2014 from $4.3 million for the same period of 2013. The decrease was attributable to increased cost of goods sold and operating expenses in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table summarizes the results of our operations during the nine month periods ended September 30, 2014 and September 30, 2013, respectively and provides information regarding the dollar and percentage increase or (decrease) from the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013.

(All amounts, other than percentages, stated in U.S. dollar)

	Nine months ended		Increase/	Increase/
	September 30,		Decrease	Decrease
(In Thousands of USD)	2014	2013	($)	(%)
Revenues	119,470	121,979	(2,509)	-2.06%
Cost of revenues	96,583	97,234	(651)	-0.67%
Gross profit	22,887	24,745	(1,858)	-7.51%
Operating expenses
Selling and marketing expenses	5,783	5,561	222	3.99%
General and administrative expenses	6,756	4,294	2,462	57.34%
Operating Income	10,348	14,890	(4,542)	-30.50%
Government subsidy income	2,210	1,448	762	52.62%
Interest and other income	1,087	1,377	(290)	-21.06%
Other expenses	(221)	(135)	86	63.70%
Interest expense	(6,333)	(4,613)	1,720	37.29%
Earnings before tax	7,091	12,967	(5,876)	-45.32%
Income tax	2,379	3,289	(910)	-27.67%
Income before minority interests	4,712	9,678	(4,966)	-51.31%
Minority interests	(197)	403	(600)	-148.88%
Net income	4,909	9,275	(4,366)	-47.07%

Revenue

Revenues. Our revenue for the nine months ended September 30, 2014 amounted to $119.5 million, which represents a decrease of approximately $2.5 million, or 2.06%, from the nine month period ended on September 30, 2013, in which our revenue was $122.0 million. The overall decrease was attributable to the decrease in sales of certain product segments, as reflected in the following table:

	Nine months ended		Increase/	Increase/
(in thousands of U.S. dollars)	9/30/2014	9/30/2013	Decrease	Decrease
Chestnut	60,377,549	58,097,797	2,279,752	3.92%
Convenience food	35,388,016	40,662,258	-5,274,242	-12.97%
Frozen food	23,704,244	23,218,511	485,733	2.09%
Total	119,469,809	121,978,566	-2,508,757	-2.06%

Cost of Revenues. During the nine months ended September 30, 2014, we experienced a decrease in cost of revenue of $0.6 million, in comparison to the nine months ended September 30, 2013, from approximately $97.2 million to $96.6 million, reflecting a very slight decrease of approximately 0.67% .

Gross Profit. Our gross profit decreased $1.9 million, or 7.51%, to $22.9 million for the nine months ended September 30, 2014 from $24.7million for the same period in 2013 as a result of lower revenues, partially offset by lower costs of revenues, for the reasons indicated immediately above. Our gross margins decreased slightly from 20.3% to19.2% . Gross profit margins by product segment for the nine months ended September 30, 2014 were: 23.3% for chestnuts, 20.66% for convenience foods and 17.69% for frozen foods.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased $221,884 during the nine months ending 2014, as compared to the same period over last year. Selling and marketing expenses increased as we enhanced our efforts to expand our distribution channels in China as well as internationally, and to build the brand recognition for our chestnut and convenience food products.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $2,462,470 from approximately $4.3 million to approximately $6.8 million for the nine months ended September 30, 2014, compared to the same period in 2013. The increase of general and administrative expenses was primarily attributable to increased reimbursements, entertainment expenses, pensions and employee benefits.

Income Before Taxation and Non-controlling Interest

Income before taxation and non-controlling interest decreased $5.9 million, or 45.3%, to $7.1 million for the nine months ended September 30, 2014 from $13.0 million for the same period of 2013. The decrease was mainly attributable to the decrease of our sales revenue and increases of operating expense in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Income Taxes

Income taxes decreased $910,145, or 27.7%, to $2.4 million in the nine months ended 2014, as compared to $3.3 million in the nine months ended 2013, primarily attributable to the lower earnings before tax.

Net Income

Net income decreased $4.4 million, or 47.1%, to $5.0 million for the nine months ended September 30, 2014 from $9.3million for the same period of 2013. The decrease was attributable to decreased revenue and increased operating expenses.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents (including restricted cash) of $44.9 million. Our cash and cash equivalents increased by approximately $9.2 million from December 31, 2013 primarily due to cash provided by operating activities and financing activities, partially offset by cash used in investment activities. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Net cash provided by (used in) operating activities	591	(11,785)
Net cash provided by (used in) investing activities	(18,951)	(5,806)
Net cash provided by (used in) financing activities	24,617	16,437
Net cash flow (outflow)	6,257	(1,154)

Operating Activities

Net cash provided by operating activities was $0.6million for the nine months period ended September 30, 2014 and net cash used by operating activities in the same period in 2013 was approximately $11.8 million. The increase of approximately $12.4 million in net cash flows provided by operating activities in the three quarters of 2014 was due primarily to a higher decrease in accounts and other receivables of $6.7 million and increase in accounts and other payables of 29.6 partially offset by a higher increase in inventories of approximately $20.0 million as compared to the same period in 2013.

Investing Activities

Net cash used in investing activities for the nine months period ended September 30, 2014 was $19.0 million, representing an increase of $13.2 million in net cash used in investing activities from $5.8 million for the same period of 2013. The difference was primarily a result of an increase in purchase of plant and equipment of $2.8 million and an increase in deposit by 14.5 million.

Financing Activities

Net cash provided by financing activities for the nine months period ended September 30, 2014 was $24.6 million, representing an increase of $8.2 million from $16.4 million net cash provided by financing activities during the same period in 2013. The increase of the net cash provided by financing activities was primarily a result of higher net bank borrowings in 2014.

Loan Facilities

As of September 30, 2014, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $43.6 million as of September 30, 2014, compared with $29.4 million as of December 31, 2013. In addition, we are also carrying the unpaid portion of the long term loan of $15 million from DEG due in March 2016, with eight equal semi-annual principal payments commencing September 2012. We believe that our currently available working capital, after receiving the aggregate proceeds of the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

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

As of September 30, 2014, the details pertaining to our subsidiaries were as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Shandong Lorain Co., Ltd	PRC	80.2	$13,141,688
Luotian Lorain Co., Ltd	PRC	100	4,115,025
Junan Hongrun Foodstuff Co., Ltd	PRC	100	48,609,306
Beijing Lorain Co., Ltd	PRC	100	1,624,643
Shandong Greenpia Foodstuff Co., Ltd	PRC	100	2,495,451
Dongguan Lorain Co,, Ltd	PRC	100	162,464
International Lorain Holding Inc.	Cayman Islands	100	50,556,847
Athena	France	51	31,718
Conserverie Minerve	France	51	1,078,406
Sojafrais	France	51	697,792
SCI Siam	France	51	12,687
SCI Giu Long	France	51	1,934
Cacovin	Portugal	51	12,687

On February 7, 2014, Junan Hongrun acquired 51% of Athena group and its subsidiaries. The investment of Athena group has been consolidated into the financial statements since the acquisition was officially completed upon receipt of approval from the Department of Commerce of Shandong Province, PRC.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Some stakeholders told the FASB that too many disposals of small groups of assets that are recurring in nature qualify for discontinued operations presentation under Subtopic 205-20, Presentation of Financial Statements—Discontinued Operations. That results in financial statements that are less useful for users. Other stakeholders noted that some of the guidance on reporting discontinued operations results in higher costs for preparers because it can be complex and difficult to apply. The amendments in this Update address those issues by changing the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The amendment should apply to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.

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

As of September 30, 2014, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

As of September 30, 2014, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of September 30, 2014 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. On October 28, 2014, the Company hired a new interim Chief Financial Officer with extensive IFRS experience who will instruct and train accountants in our company. The aim of the Company is to make it possible that the disclosure of the information of the Company is transparent to our shareholders and potential investors, and be in compliance with the accounting principles required by FASB. We believe that we will further support and encourage our accounting staffs to attend professional courses related to U.S. GAAP and IFRS accounting principles. We also are seeking to have an increasing number of our accountants hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S.

Changes in Internal Controls over Financial Reporting.

During the nine months ended September 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Report

Exhibit	Description
No.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes(Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes(Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes(Oxley Act of 2002. *
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes(Oxley Act of 2002.*
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

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

Date: November 19, 2014

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer
(Principal Executive Officer)

/s/ Xiang Zhou
Xiang Zhou
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)