Form 10-K/A
period 2013-12-31
American Lorain CORP
filed 2015-02-23
CIK 1117057

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

FORM 10-K/A INDEX

Explanatory Note

     In response to a comment letter received from the Securities and Exchange Commission (the “SEC”), dated January 22, 2015, American Lorain Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the SEC on March 31, 2014 (the “Original Form 10-K”) to include the copies of Notes Subscription Agreements entered by the Company in 2013 ("the Agreements") as exhibits to this Form 10-K/A. These copies of Agreements were not originally filed as exhibits to the Original Form 10-K.

     This Form 10-K/A should be read in conjunction with the Company’s periodic filings made with the SEC subsequent to the filing date of the Original Form 10-K, including any amendments to those filings, as well as any Current Reports, filed on Form 8-K subsequent to the date of the Original Form 10-K. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certificates from our Chief Executive Officer and Chief Principal Financial Officer as Exhibit 32.1. Other than the revision of the disclosures as discussed above, no other changes have been made to the Form 10-K and this Form 10-K/A speaks as of the original filing date of the Original Form 10-K and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-K/A that were not directly impacted by this amendment, which should be read in their historical context. The following items have been amended as a result of the amended disclosures:

Part IV Item 15. Exhibits and Financial Statements Schedules
Signature Page.

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

10.8	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and Haitong Securities, Inc. dated August 28, 2013*
10.9	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and Everbright Securities Assets Management Co., Ltd. dated August 28, 2013*
10.10	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and SWS MU Fund Management Co., Ltd. dated August 28, 2013*
10.11	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and Essence Securities, Inc. dated August 28, 2013*
10.12	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and Guoyuan Securities, Inc. dated August 28, 2013*
10.13	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Junan Hongrun Foodstuff Co., Ltd. and Harfor Fund Management Co., Ltd. dated October 18, 2013*
10.14	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Junan Hongrun Foodstuff Co., Ltd. and Opple Lighting Corporation. dated November 6, 2013*
14	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.
21.1	List of subsidiaries of the registrant Incorporated by reference from Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 31, 2014
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LORAIN CORPORATION

Date: February 23, 2015	By:/s/ Si Chen
Si Chen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Each person whose signature appears below constitutes and appoints Si Chen as his true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agent, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his substitute, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

	President , Director and Chief	February 23, 2015
Executive Officer
/s/ Si Chen	(Principal Executive Officer)
Si Chen

Interim Chief Financial Officer
(Principal Financial Officer and Principal
/s/ Xiang Zhou	Accounting Officer)	February 23, 2015
Xiang Zhou

/s/ Yundong Lu	Chief Operating Officer and Director	February 23, 2015
Yundong Lu

/s/ Dekai Yin	Director	February 23, 2015
Dekai Yin

/s/ Maoquan Wei	Director	February 23, 2015
Maoquan Wei

/s/ William Jianxiao Wu	Director	February 23, 2015
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