Form 10-K
period 2014-12-31
American Lorain CORP
filed 2015-04-15
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

(86) 539-7317959
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NYSE MKT

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

Yes [  ]                         No [X]

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

Yes [ ]                         No [X]

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter were 19,220,142 and $23,103,163, respectively.

There were 34,916,714 shares of common stock outstanding as of March 31, 2015.

Documents Incorporated by Reference: Portions of the registrant's Proxy Statement related to its 2015 Annual Stockholders' Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of the report.

FORM 10-K INDEX

PART I

Use of Certain Defined Terms

In this annual report on Form 10-K:

•	“We,” “us” and “our” refer to ALN, and except where the context requires otherwise, our wholly-owned and majority-owned direct and indirect operating subsidiaries.
•	“ALN” refers to American Lorain Corporation, a Nevada corporation (formerly known as Millennium Quest, Inc.).
•	“Athena” refers to Athena, a limited liability company organized under the laws of France that is majority-owned by Junan Hongrun.
•	“ILH” refers to International Lorain Holding, Inc., a Cayman Islands company that is wholly - owned by ALN.
•	“Junan Hongrun” refers to Junan Hongrun Foodstuff Co., Ltd.
•	“Luotian Lorain” refers to Luotian Green Foodstuff Co., Ltd.
•	“Beijing Lorain” refers to Beijing Green Foodstuff Co., Ltd.
•	“Shandong Lorain” refers to Shandong Green Foodstuff Co., Ltd.
•	“Dongguan Lorain” refers to Dongguan Green Foodstuff Co., Ltd.
•	“Shandong Greenpia” refers to Shandong Greenpia Foodstuff Co., Ltd.
•	“RMB” refers to Renminbi, the legal currency of China.
•	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.
•	“China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong and Macau).

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

ITEM 1. BUSINESS

Overview of Our Business

We are an integrated food manufacturing company headquartered in Shandong Province, China. We develop, manufacture and sell the following types of food products:

•	Chestnut products;
•	Convenience foods (including ready-to-cook, or RTC, foods, ready-to-eat, or RTE, foods and meals ready-to- eat, or MRE); and
•	Frozen food products.

We conduct our production activities in China and through our majority-owned subsidiary in France. Our products are sold in Chinese domestic markets as well as exported to foreign countries and regions such as Japan, South Korea and Europe. We derive most of our revenues from sales in China, France, Japan and South Korea. In 2015, our primary strategy is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia, Europe, and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there. We also plan to launch mass-consumed food product series whose market is highly fragmented in China.

Organizational Structure

ALN is a Nevada corporation that was incorporated on February 4, 1986 and was formerly known as “Millennium Quest, Inc.” Effective November 12, 2009, ALN reincorporated in Nevada from Delaware.

ALN owns 100% of ILH. ILH wholly owns two Chinese operating subsidiaries, Luotian Lorain and Junan Hongrun, directly. Junan Hongrun, in turn, owns 100% and 51% of Dongguan Lorain and Athena respectively. In addition, together with Junan Hongrun, ILH wholly owns Beijing Lorain, Shandong Greenpia, and owns approximately 80% of Shandong Lorain (Shandong Economic Development Investment Co. Ltd. owns approximately 20%). We sometimes refer to our six Chinese operating subsidiaries and the Athena Group throughout this annual report on Form 10-K as the Lorain Group Companies. Below is an organizational chart of ALN, ILH and the Lorain Group Companies:

* Athena is a holding company which holds all of the capital and the voting shares of Conserverie Minerve, a company organized under French law. Conserverie Minerve specializes in the processing and sale of chestnut and prepared foods products in Europe. Conserverie Minerve operates its businesses through the following, direct and indirect, wholly owned subsidiaries:

•	Sojafrais, a company organized under French law;
•	SCI SIAM, a real estate company organized under French law;
•	SCI GIU LONG, a real estate company organized under French law; and
•	CACOVIN, a company organized under Portuguese law.

Products

Our products are categorized into the following three segments:

•	Chestnut products,
•	Convenience food products, and
•	Frozen food products.

We produced 237 products in 2014, including 3 new products in the chestnut and convenience segment.

Historically, chestnut products and convenience foods were our main profit centers. Despite the fact that sales slowed down in the China domestic market due to weaker market demand, our revenue increased during 2014, which was mainly attributable to the increase of sales in the European market. After acquisition of the Athena Group whom we believe to be one of the top chestnut producers in Europe, we may use the synergy, such as branding, customer base and sales channels, to further enhance our competitive advantage in the future.

Chestnut Products

We believe that we are the largest chestnut processor and manufacturer in China. In addition, we have been giving increasing emphasis in recent years to building a stronger international sales network. As a result of our acquisition of control in Athena in 2014, we now have chestnut processing and manufacturing capabilities in France which will enable us to achieve a strategic position in the chestnut industry in Europe.

We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 16 years. We produced 59 high value-added processed chestnut products in 2014. In 2014 and 2013, this segment contributed 56.6% and 53.3% of our total revenues, respectively.

Our best selling products in 2014 included our frozen chestnuts and aerated open-bottom chestnuts, which are chestnuts packaged with nitrogen. The majority of our chestnut products are natural and do not contain chemical additives.

The chestnut, in contrast to many other tree nuts, contains small quantities of oil and is very high in complex carbohydrates. This makes them useful for a wider food range than other common nuts. Chestnuts are commonly steamed, boiled, sugar stir-fried, roasted or added into dishes or desserts as an ingredient.

China is the largest grower of chestnuts in the world, followed by South Korea and Japan. The total annual output of chestnut in China reaches 1.95 million metric tons, which accounts for 84% of global output. In recent years, the chestnut production in South Korea and Japan has declined. This has been attributed to the increasing labor costs and operational costs incurred in growing chestnuts. Because of the declining domestic production, South Korean and Japanese customers have grown to rely more on imported chestnut products. Our strategy is to take advantage of these trends.

We position our chestnut products as middle to high end products. We differentiate our chestnut products based on production process, high quality raw materials inputs, flavor, size and method of packaging. For instance, some of our chestnut products that are sold in Japan are packaged in plastic bags or tin cans, each considered a different product. Similarly, some of our chestnut products are processed with hot water or cold water, each considered a different product.

Chestnut season in China lasts from September to January. We purchase and produce raw chestnuts during these months and store them in our refrigerated storage facilities throughout the year. Once we obtain a purchase order during the rest of the year, we remove the chestnuts from storage, process them and ship them within one day of production.

Convenience Foods

Our convenience food products are characterized as follows:

•	Ready-to-cook, or RTC, food products,
•	Ready-to-eat, or RTE, food products, and
•	Meals ready-to-eat, or MRE, food products.

These products are intended to meet the current demands of our customers for safe, wholesome and tasty foods that are easily prepared.

RTCs can be served after a few easy cooking procedures. Typically, when preparing a RTC, customers need only to heat the food in a microwave or boil it for several minutes before eating. Our best-selling RTCs in 2014 were French fries.

RTEs can be served without any cooking. Our best-selling RTEs in 2014 were various bean products and pickle products.

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

We produce various MREs based on Chinese cuisine, the best sellers of which were our pork with garlic sauce over rice and kungpao chicken with rice in 2014. Many of our convenience products are natural and do not contain chemical additives.

We produced 116 convenience food products in 2014, including 2 new products, Chinese doughnuts and sweet potato balls. In 2014 and 2013, this segment contributed 27.1% and 28.9%, respectively, of our total revenues.

Frozen Food Products

We produce a variety of frozen foods, mostly frozen vegetables and frozen fruits. We produced 62 frozen food products in 2014. Our best-selling frozen foods in 2014 were mixed vegetables, frozen asparagus and frozen strawberries.

Our frozen food business allows us to mitigate the significant production seasonality of chestnut products and to increase the utilization rate of our production capacity. Through our sales network, we are seeking to further penetrate into domestic and overseas market for our frozen food segment as it may not only raise our spare production capacity without additional heavy capital investment, but also boost our brand equity as we are selected to be the provider for international fast food giants. The frozen foods accounted for in our total revenue decreased from 17.8% in 2013 to 16.4% in 2014. Gross margins in this segment are lower than the margins for chestnut products and convenience foods.

Our Manufacturing Facilities

General

We currently manufacture our products in six facilities in China, three of which are located in Junan County, Shandong Province, one in Luotian County, Hubei Province, one in Miyun County, Beijing and one leased facility in Dongguan, Guangdong Province. In addition, as a result of our acquisition of control in Athena in 2014, we now have chestnut and manufacturing capabilities in France.

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

* a wholly-owned subsidiary of Athena, a company controlled by Junan Hongrun

Production Lines

We currently manufacture our products using 35 production lines. Except Chinese doughnuts production lines, each production line is used to produce between 10 and 50 products. We currently run four types of product lines:

•	Deep-freezing lines, which are used to freeze raw materials for year-round production and to produce frozen food;
•	Canning lines, which are used to produce canned products, including chestnut products;
•	Convenience food lines, which are used for producing RTCs, RTEs and MREs, all of which have nitrogen preservation capacity; and
•	Chinese doughnuts lines, which are used to produce Chinese doughnut products.

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

The following table shows the number and types of production lines, the types of products produced and the production capacity at each facility:

Facilities	Production Lines	Product Portfolio	2014 Capacity
Junan Hongrun	3 Deep-freezing line 3 Convenience food lines 4 Canning lines 4 Chinese doughnut lines	Chestnut products, frozen foods, beans, bean paste	Multi-purpose production lines with 54,000 tons of production capacity and Chinese doughnut lines with 2000 tons production capacity 24,900 tons of cold and frozen storage
Shandong Lorain	1 Deep-freezing line 1 Convenience food line	Chestnut products, convenience frozen foods	foods, Multi-purpose production lines with 20,000 tons of production capacity and 3,500 tons of cold and frozen storage
Beijing Lorain	6 Convenience food lines 1 Deep-freezing line	Chestnut products, frozen foods	Multi-purpose production lines with 34,000 tons of production capacity and 4,650 tons of cold and frozen storage
Luotian Lorain	3 Convenience food lines 2 Deep-freezing lines	Chestnut products, convenience foods, frozen foods	Multi-purpose production lines with 24,000 tons of production capacity and 6,500 tons of cold and frozen storage
Dongguan factory	2 Convenience food lines	Convenience food	Multi-purpose production lines with 3,000 tons of production capacity and 2,250 tons of cold and frozen storage
Shandong Greenpia	2 Convenience food lines	Chestnut products, convenience foods	Multi-purpose production lines with 9,000 tons of production capacity and 1,500 tons of cold and frozen storage
Conserverie Minerve*	2 Convenience food lines 1 Deep-freezing line	Chestnut products, convenience foods	Multi-purpose production lines with 8,900 tons of production capacity and 11,920 tons of cold and frozen storage

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

Our production lines and facilities have all been designed to meet the standards and requirements of our largest customers in Europe and Japan, with France and Japan being our two top overseas markets in value term.

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

We believe our facilities are adequate for our current levels of production. We anticipate, however, that we may require additional facilities and/or product lines as our business grows. We are exploring the possibility of alliances with one or more OEM partners for the production, in the short-term, of some of our convenience food products and frozen products should our facilities be inadequate to meet increasing demand. We are also exploring the possibility of leasing additional production lines to expand our production capacity. We did not lease any production facility during 2014. We may decide to lease additional facilities in 2015, should circumstances require and subject to acceptable costing. In the long-term, we plan to increase our own production capacity by acquiring or building new facilities, subject to the availability of adequate sources of funding.

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

* a wholly-owned subsidiary of Athena, a company controlled by Junan Hongrun

As we have expanded our production capacity, we have also expanded our storage capacity. All of the listed storage facilities are owned by us. In 2009, we expanded our storage capacity in Junan Hongrun by an additional 3,600 metric tons. In 2010, we also expanded our storage facility in Dongguan by 1,000 metric tons and, through our acquisition of Shandong Greenpia, we have added four additional storage units with an aggregate capacity of 1,500 metric tons. We also added 13,500 metric tons of cold storage at the Junan Hongrun facility during 2011. We did not add to our storage capacity during 2014. In 2015, we may build or lease additional storage facilities from time to time should circumstance require.

Agricultural Operations

We grow or set up agricultural co-ops with local farmers to supply ourselves with a small portion of chestnut, fruit and vegetable products. For the year ended December 31, 2014, the supplies coming from agricultural operations increased compared to that of 2013, while it is still of low proportion of the total. We believe that we will continue to develop more agricultural facilities in the long-term. We anticipate that self-grown agricultural products and agricultural products grown in cooperation with local farmers will enable us to assure adequacy of supply, promote quality and reduce cost, particularly for our high margin offerings. For example, by growing Korean cultivar chestnuts domestically, we expect to significantly reduce our supply costs for this premium product, while ensuring superior quality.

Lands in which we grow our agricultural products for such products are shown in the following table.

	Area	Location
Harvest	(acres)	(PRC)
Chestnut (South Korean, Japanese, Australian cultivar)	329	Shandong
Chestnut (Japanese cultivar)	165	Beijing
Sticky Corn	342	Beijing
Sweet Corn	118	Beijing
Green Pea	217	Beijing
Sweet Pea	167	Beijing
Organic Chestnut	165	Beijing
Mixed Vegetables	417	Shandong
Mixed Vegetables	83	Beijing
		Inner
Japanese Pumpkin	197	Mongolia
Black Beans	500	Shandong
Strawberry	392	Shandong
Broccoli	165	Beijing
Green Asparagus	591	Beijing
White Asparagus	263	Shandong
Sweet Potato	500	Shandong
Peach	329	Beijing
Apricot	411	Beijing
Pear	329	Beijing
Blackberry	165	Beijing

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

Raw Materials

In 2014 and 2013, approximately 81% and 85% of our procured raw materials, respectively, consisted of agricultural products, including primarily chestnuts and vegetables, approximately 8% and 7%, respectively, consisted of packaging materials and approximately 11% and 8% consisted of condiments such as sugar, salt and flour.

Our Supply Sources

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, red meat, fish, eggs, rice and flour. Because of the diversity of available sources of these raw materials, we believe that our raw materials are currently in adequate supply and will continue to be so in the future.

We obtain our agricultural raw materials from three sources: domestic procurement (excluding self-supply), overseas markets, and self-supply. Domestic and overseas procurement accounted for 91.3% and 8.3%, respectively, of our total raw material costs in 2014, with self-supply accounted for less than 1%. We obtained substantially all of our agricultural raw materials from domestic sources during 2014.

In 2014 and 2013, respectively, we procured approximately 40,801 and 53,559 metric tons of chestnuts and approximately 55,321 and 49,909 metric tons of vegetables and other raw materials from a number of third party suppliers, domestic and overseas, and produced approximately 637 and 255 metric tons of chestnuts and other products from our own agricultural operations.

We select suppliers based on price and product quality. We typically rely on numerous domestic and international suppliers, including some with whom we have a long-term relationship. Our top 10 suppliers accounted for 17.6% and 23.7% of the total procurement in 2014 and 2013 in value terms respectively. We purchase from suppliers and farmers pursuant to supply contracts and underlying purchase orders. We have not entered into any long-term contracts with any of our suppliers.

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

We impose strict standards on our suppliers. During the harvest season, our internal procurement function personnel may visit our sources of supply to assure that the products we are purchasing comply with our standards.

Our Customers

Our products are sold in Chinese domestic markets as well as exported to foreign countries and regions such as Japan, South Korea and Europe. In 2014 and 2013, approximately 64.2% and 73.8%, respectively of our sales were made domestically in China and approximately 35.8% and 26.2% were to international customers, primarily France, Japan, South Korea and Portugal. Our top ten customers contributed 12.2% and 12.9% of our total revenues in 2014 and 2013 respectively.

Domestic

In China, we sell our products through our own sales team and through third-party distributors. We have 36 sales offices in 31 provinces in China. In 2014 and 2013, we sold approximately 80.9% and 74.6%, respectively, of our products directly to our Chinese and overseas customers and approximately 19.1% and 25.4% through third-party distributors. We are planning to increase the portion of sales to third party distributors in order to access new markets in China and overseas in a cost efficient manner and to improve our cash position. Such plans are subject to our ability to restructure the sales force and manage the increased number of distributors without compromising our profit margins. Generally, our direct sales customers are required to pay us on 30 to 60 day credit terms. Third-party distributors, however, generally do not pay on credit, allowing us to obtain quicker payment terms and thereby decrease our accounts receivables.

We sell our products in all first-tier cities in China, including Beijing, Shanghai, Tianjin and Guangzhou. Our sales team sells our products directly to supermarket chains, mass merchandisers, large wholesalers and others in these markets. In second-tier and third-tier cities, we currently sell our products to third-party distributors, such as food companies or trading companies with established distribution channels in such regions, rather than through our own sales team, in order to enable us to penetrate such markets more quickly without spending significant capital. We also sell to small customers through independent sales representatives.

The terms of a typical sales contract between us and our distributors provide that we are responsible for transportation costs and the distributors are responsible for storage costs. Furthermore, the distributors have the right to return products that fail to satisfy specified quality standards, at our cost. The majority of such contracts require the distributors to pay us in cash in full upon delivery, and the remaining contracts provide for short-term credit, usually two to three weeks. In addition, we typically offer distributors performance-based incentives, such as a cash bonus equal to 1% to 1.5% of total revenues generated by such distributor which exceed previously established sales targets.

International

Our export sales destinations include:

•	Asia pacific, primarily Japan, South Korea and Malaysia, but also Singapore, Philippines, and Australia;
•	Europe, primarily France and Portugal, but also Belgium, the United Kingdom, Italy, Germany and Spain;
•	the Middle East, primarily Saudi Arabia and Israel;
•	North America, including the United States and Canada

Outside China, sales in Europe increased rapidly and its revenue is close to that achieved in the Asia-Pacific Region. In 2014 and 2013, respectively, approximately 50.1% and 72.0% of our international sales were in the Asia-Pacific Region and approximately 48.8% and 25.3% were in Europe.

We sell our products to international markets primarily through export and trading agents and companies in China, as well as our own sales team located in China and Europe. Our sales team sells directly to wholesalers, food processors and mass merchandisers. Many of our customers are well known in their local food market. We have established long-term relationships with many international customers, especially in Japan and South Korea. Now that we have acquired the Athena Group, we may use its existing sales channels and further penetrate to Europe market. We also attend trade shows in Europe and other international markets in order to promote our products.

We have also been giving increasing emphasis in recent years to building a stronger international sales network. Our acquisition in France marks an important step for American Lorain along with our sustained marketing and operating efforts in Japan as well as domestic China. France is in a central position in Europe’s food supply as well as logistics, and this acquisition will potentially enable American Lorain to achieve a strategic position in the chestnut industry in Europe, yielding significant synergy together with our China operations. We will provide strong support for raw material as well as procurement of Asian food supplies in China, and will also be able to take full advantage of Athena’s existing sales channels in Europe to supply not only chestnuts but also other food products desired by the European market.

Our Sales and Marketing Efforts We seek to expand our customer base by:

•	Direct sales communications with our large customers;
•	Sales through distributors to new customer bases;
•	Referrals from existing customers; and
•	Participation in domestic and international food exhibitions and trade conferences.

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In 2014 our marketing and branding efforts included supermarket advertising and internet advertising.

We intend to increase our advertising and branding efforts given the consumer nature for many of our products. For the near future, our marketing efforts will continue to focus primarily on the domestic Chinese and European markets for our chestnut and convenience food products.

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

The world market for chestnut products is highly fragmented. Our principal competitors in the chestnut product market are currently Hebei Liyuan, a Chinese company, and Foodwell Corporation, a South Korean company and Concept Fruit, a European company.

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

We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 16 years. Our customers are willing to pay a premium for some of our chestnut products because of our brand equity. In addition, we believe that we have a strong distribution channel for our products in the markets in which we currently operate.

We believe that we are able to provide our customers with greater selection and a more reliable supply than many of our competitors, which is especially important for our supermarket chain and large wholesaler customers. We produced 59 chestnut products in 2014. We believe that we are the sole provider of certain bottom-open chestnut and sweetheart chestnut products in China.

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

We are dedicated to innovation of our products. From 2012 to 2014, we were successfully granted 4 new patents. In addition, as of December 31, 2014, we possessed 16 patents for utility models and 15 patents for appearance design. See “Intellectual Property” below.) We believe that our technology gives us an advantage over our Chinese and international competitors, allowing us to produce chestnut and convenience food products that are superior in quality and to offer more product varieties.

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

Patents

We were granted two patents by the State Intellectual Property Office of the PRC during 2012, including the preparation of aerated snack beans and frozen bottom open chestnuts. One patent for preparation of liquor preserved fish and soup was approved in 2013. In 2014, our patent application during 2012 for the preservation, storage and processing procedures for chestnuts was approved.

In addition to the above-mentioned patents, we also possess approximately 16 patents for utility models and 15 patents for appearance design.

We take reasonable steps to protect our proprietary information and trade secrets, such as limiting disclosure of proprietary plans, methods and other similar information on a need-to-know basis and requiring employees with access to our proprietary technology to enter into confidentiality arrangements. We believe that our proprietary technology and trade secrets are adequately protected.

Our Employees

As of December 31, 2014, we had a total of 2,720 employees. 2,471 of our full-time employees are directly employed by our subsidiary companies and the remaining employees are employed by outsourcing agents that we use to meet our staffing needs. As required by Chinese law, all employees are party to a written employment contract. We compensate the employees outsourced from agents directly and pay agents a service fee. Agents are responsible for the pension and social insurance benefits of the leased employees, as described below.

The following table sets forth the allocation of employees, both direct and leased, by job function.

Number of
Department	Employees

Production	2,104
Quality Control	92
Domestic Sales	250
Human Resources	11
Research and Development	46
International Sales	71
Finance	56
Procurement	20
Administration	62
Strategic planning	8
Total	2,720

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

Our employees participate in state pension scheme and various types of social insurance organized by municipal and provincial governments. We were required to contribute to the scheme and social insurance on behalf of our direct employees at a rate of 75% of the total contribution amount for the years ended December 31, 2014 and 2013. As indicated above, outsourcing agents are responsible for contributions on behalf of the leased employees.

Our Research and Development Activities

Our research and development efforts are focused on three objectives:

•	Superior product safety and quality; and
•	Reduction of operating costs; and
•	Driving growth through the development of new products.

We have research and development staff at each of our facilities. In total, 46 employees are dedicated to research and development.

We rely heavily on customer feedback to assist us in the modification and development of our products. We also utilize customer feedback to assist us in the development of new products. In 2014, we added 3 new products in our chestnuts and convenience foods segment.

The amount we spent on research and development activities during the years ended December 31, 2014 and 2013 was not a material portion of our total expenses for those years.

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

We have obtained approvals from Chinese authorities for the production of certain categories of products that we produce, including chestnuts, frozen vegetables and fruits, fish, and canned products. Production of new products that do not fall into approved categories of products would require separate approval from the appropriate Chinese authorities. We have consistently obtained such approvals for our newly developed products in the past and do not anticipate any difficulties in obtaining new approvals in the future if needed.

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

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2014, the cost of our raw materials increased from $141,159,775 to $146,601,039 for an increase of approximately 3.9%. We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The prices that we have paid for our raw materials recently have experienced significant fluctuation. If these price fluctuations continue, our profit margins may be materially adversely affected.

The average price that we paid for chestnuts in China in 2014 and 2013 was approximately $1,536 per metric ton and $1,507 per metric ton, respectively, excluding value added taxes. We do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further, and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

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

We have grown rapidly over the last few years. Our sales increased from $27,735,833 in 2004 to $217,553,660 in 2014. The number of product types we sold increased from approximately 100 in 2004 to approximately 237 in 2014. We intend to continue to expand the volume and variety of products we offer, as well as the geographical scope of our sales and production facilities. Our business growth could place a significant strain on our managerial, operational and financial resources. Our ability to manage future growth will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our workforce. Our personnel, systems, procedures and controls may not be adequate to support our future growth. Failure to effectively manage our expansion may lead to increased costs, a decline in sales and reduced profitability.

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

A significant portion of our revenues has historically been derived from a limited number of customers, particularly in our chestnut products segment. Sales to our ten largest customers accounted for approximately 12.2% and 12.9% of our total revenues in 2014 and 2013, respectively. The loss of any one of these customers, or a material decrease in purchases by any one of these customers, could adversely impact our revenues.

We rely primarily on distributors to sell our products. Any delays in delivery or poor handling by our distributors or third-party transport operators may affect our sales and damage our reputation.

In 2014, we sold our products through over 200 distribution service providers. The services provided could be suspended and could cause interruption to the supply of our products to domestic or overseas customers. Delivery disruptions may occur for various reasons beyond our control, including poor handling by service providers or third party transport operators, transportation bottlenecks, natural disasters and labor strikes, and could lead to delayed, damaged or lost deliveries. If our products are not delivered in a timely manner, our reputation could be harmed. If our products are damaged in the process of being delivered, we may be liable to pay for such damages incurred.

Failure of the market to accept our new products, or failure to obtain regulatory approval for our new products, may cause us to lose our competitive position in the food industry.

We introduced 7 new products in 2012, 6 new products in 2013 and 3 new products in 2014. We plan to introduce approximately 10 new products in 2015. The success of the new products we introduce depends on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences. We intend to introduce new products as well as alternative flavors, sizes and packaging for our existing products. We may not be able to gain market acceptance for our new products. Consumer preferences change, and any new products that we introduce may fail to meet the particular tastes or requirements of consumers, or may be unable to replace their existing preferences. Our failure to anticipate, identify or react to these particular tastes or changes could result in reduced demand for our products, which could in turn cause us to be unable to recover our development, production and marketing costs.

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

We also fund approximately 37.7% of our working capital requirements from the proceeds of short-term loans from Chinese and overseas banks. Our average loan balance from short-term bank loans in 2014 was approximately $39.9 million. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, we may not be able to roll over such loans in the future or may not have sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency.

Management anticipates that our existing capital resources and cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements through 2015. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

We are subject to credit risk in respect of account receivables.

In 2008 and 2009, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. Starting in 2008 and through 2014, we gradually shortened credit terms for many of our international and domestic customers from between 30 and 180 days to between 30 and 60 days. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

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

Our operating subsidiaries were organized under the laws of China and substantially all of their assets are located outside the U.S. In addition, our executive officers and directors are residents of China and substantially all of their assets are located outside the U.S. As a result, it could be difficult for our stockholders to effect service of process in the U.S., or to enforce a judgment obtained in the U.S., against our officers and directors in China.

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

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the local SAFE branch before establishing or acquiring control over an offshore special purpose vehicle, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), further expanded the reach of Circular 75.

ILH acquired certain interests in the Lorain Group Companies controlled by Si Chen, our Chairman and Chief Executive Officer. Pursuant to Circular 75 and Notice 106, if a PRC resident has completed a round-trip investment through its established SPV but has not yet completed the required procedures of SAFE registration for offshore investment of the SPV, he must retroactively register the SPV with SAFE.

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

On July 14, 2014, the SAFE issued the Circular Relating to Foreign Exchange Administration of Offshore Investment, Financing and Roundtrip Investment by Domestic Residents Through Special Purpose Vehicles, or Circular 37. Circular 37 repeals and replaces the Notice Concerning Foreign Exchange Controls on Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular 75. Under Circular 37, PRC residents are required to register with the SAFE or its local branches prior to establishing, or acquiring control of, an offshore company for the purpose of investment or financing that offshore company with equity interests in, or assets of, a PRC enterprise or with offshore equity interest or assets legally held by such PRC resident. In addition, PRC residents are required to amend their registrations with the SAFE and its local branches to reflect any material changes with respect to such PRC resident’s investment in such offshore company, including changes to basic information of such PRC resident, increase or decrease in capital, share transfer or share swap, merger or division. In the event that a PRC shareholder fails to make the required registration or update the previously filed registration, the PRC subsidiaries of that offshore special purpose vehicle may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company, and the offshore parent company may also be prohibited from contributing additional capital into its PRC subsidiaries. Furthermore, failure to comply with the various foreign exchange registration requirements described above could result in liability under the PRC laws for evasion of applicable foreign exchange restrictions.

We have requested our relevant shareholders who are subject to the SAFE regulations to make the necessary registrations under the SAFE regulations. However, we may not be fully informed of the identities of the beneficial owners of our company. We do not have control over our beneficial owners and cannot assure you that all of our PRC resident beneficial owners will comply with SAFE regulations. The failure of our beneficial owners who are PRC residents to comply with these SAFE registrations may subject such beneficial owners or our PRC subsidiaries to fines and legal sanctions. Furthermore, since Circular 37 was recently promulgated and it is unclear how this regulation, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant PRC government authorities, we cannot predict how these regulations will affect our business operations or future strategy. Failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our PRC subsidiaries and limit our PRC subsidiaries’ ability to distribute dividends to our company. These risks may have a material adverse effect on our business, financial condition and results of operations.

If the failure to identify, characterize and register Mr. Chen as a beneficial owner of ILH is determined by the PRC authorities to be a violation of the requirements of registration and disclosure under new Circular 37, the Lorain Group Companies may be ordered by the authority in the PRC to make corrections on its filed registration, to be fined an amount up to RMB 50,000 for Mr. Chen and up to RMB 300,000 for the Lorain Group Companies.

Furthermore, since Circular 37 was recently promulgated and it is unclear how this regulation, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant PRC government authorities, we cannot predict how these regulations will affect our business operations or future strategy. Failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our PRC subsidiaries and limit our PRC subsidiaries’ ability to distribute dividends to our company. These risks may have a material adverse effect on our business, financial condition and results of operations.

Our financial condition is affected by the foreign exchange rate between the U.S. dollar and the Renminbi.

Our financial condition is affected by the foreign exchange rates, primarily the rate between the U.S. dollar and the Renminbi, as well as Euro and Renminbi. In the event that the Renminbi appreciates against the U.S. dollar and Euro, our costs will increase.

Risks Related To the Market For Our Stock

Certain of our stockholders have the ability to delay or prevent adoption of important business decisions based on their ownership of a significant percentage of our outstanding voting securities.

Mr. Chen is the record owner of approximately 42.2% of our outstanding voting securities. As a result, he possesses significant influence over our business. For instance, Mr. Chen may have significant power in the election of our board of directors, authorize significant corporate transactions or prevent a future change in control of our company.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-incontrol.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our primary facilities, which are owned except where otherwise indicated, are as follows:

Facility	Location	Approximate Size	Owned or Leased
		(Square Meters)
Junan Hongrun	Junan County,	197,637	Owned
	Shandong
	Province, PRC
Shandong Lorain	Junan County,	31,459	Owned
	Shandong
	Province, PRC
Beijing Lorain	Miyun County,	22,677	Owned
	Beijing
	Province, PRC
Luotian Lorain	Luotian County,	54,251	Owned
	Hubei
	Province, PRC
Dongguan Lorain	Dongguan County,	5,472	Leased
	Guangdong
	Province, PRC
Shandong Greenpia	Junan County,	33,332	Owned
	Shandong
	Province, PRC
Conserverie Minerve*	France and Portugal	35,645	Owned

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may have disputes that arise in the ordinary course of our business. Currently, there is a lawsuit currently pending in Linyi City Intermediate People's Court of Shandong Province, which was filed by Shandong Lorain, a subsidiary of the Company, against Junan Hengji Real Estate Development Co., Ltd. ("Junan Hengji") in November 2013. Subsequently, Shandong Lorain added Jiangsu Heng An Industrial Investment Group Co., Ltd. ("Heng An Investment") as a co-defendant.

In September 2010, Shandong Lorain and Junan Hengji entered into a cooperative development agreement (the "Agreement"), and in March 2011, Heng An Investment, an affiliated company of Junan Hengji also entered into the Agreement with Shandong Lorain to jointly develop the project with Junan Hengji. Pursuant to the Agreement, Junan Henji and Heng An Investment are required to pay Shandong Lorain a total RMB 20 million (approximately $3,225,806) fixed return according to the development status of the project developed by Junan Hengji and Heng An Investment. The payment was due and unpaid to Shandong Lorain. Shandong Lorain and the Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out of pocket expenses paid by Junan Hengji as well as the litigation fee that is required to be paid to the court based upon the amount claimed. Eventually, Shandong Lorain decided to file the lawsuit with Linyi City Intermediate People's Court to claim a fixed return of RMB 10 million (approximately $1,612,903) first.

In January 2014, the court had its first trial session. During the trial, Heng An Investment filed a counterclaim against Shandong Lorain for repayment of out of pocket expenses which would off-set the entire fixed return plus additional unpaid expense of RMB 4,746,927 (approximately $765,633). Shandong Lorain responded that Heng An Investment does not have standing to file the counter-claim because the out of pocket payments were made by Junan Hengji. In November 2014, the court had a second trial session and completed its discovery process and the Company is waiting for the judgment of the court.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Our common stock is quoted on the NYSE MKT under the symbol “ALN”. As of March 27, 2014 the closing price for our common stock was $1.25 per share.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
	Market Prices
	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	$1.37	$0.72
Second Quarter	$1.20	$1.01
Third Quarter	$1.27	$1.08
Fourth Quarter	$1.34	$0.89

Fiscal Year Ended December 31, 2013
First Quarter	$1.40	$1.20
Second Quarter	$1.29	$1.02
Third Quarter	$1.11	$0.61
Fourth Quarter	$0.97	$0.68

Approximate Number of Holders of Our Common Stock

As of March 30, 2015, there were 288 stockholders of record of our common stock. This does not include the holders whose shares are held in a depository trust in “street” name.

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

Issuances of Unregistered Securities

We issued $3.5 million Convertible Promissory Note to Jade Lane Group Limited in March 2014. Under the terms of the Note, interest on the outstanding Principal Amount accrues at a rate of 4.5% per annum, and all accrued but unpaid interest is due and payable on June 30, 2014 and on the last day of each quarter thereafter. If the Note is not converted pursuant to the terms of the Note, additional interest on the outstanding Principal Amount shall accrue at a rate of 4.5% per annum and payable at the maturity of the Note. Unless the Note is otherwise accelerated or converted, the unpaid Principal Amount of the Note, together with all accrued but unpaid interest, is due and payable, at the election of the Holder, on September 13, 2014 or March 13, 2015 (“Maturity Date”), provided, however, if Holder fails to notify the Company in writing by August 13, 2014 that it elects the maturity date of September 13, 2014, then the Maturity Date will be extended to March 13, 2015.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an integrated food manufacturing company headquartered in Shandong Province, China. We develop, manufacture and sell the following types of food products:

•	Chestnut products,
•	Convenience foods (including ready-to-cook, or RTC, foods, ready-to-eat, or RTE, foods and meals ready-to- eat, or MRE); and
•	Frozen food products.

We conduct our production activities in China. Our products are sold in the Chinese domestic markets as well as exported to foreign countries and regions such as Japan, South Korea and Europe. We believe that we are the largest chestnut processor and manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 16 years. We produced 59 high value-added chestnut products in 2014. We derive most of our revenues from sales in China, France and Japan. In 2015, our primary strategy is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories, and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia, Europe and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there. We also plan to launch a mass-consumed food product series whose market is highly fragmented in China.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2014, the cost of our raw materials increased from $141,159,775 to $146,601,039 for an increase of approximately 39%. We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The average price that we paid for chestnuts in the China domestic market in 2014 and 2013 was approximately $1,536 metric ton and $1,507 per metric ton, respectively, excluding value added taxes. In the past few years, increasing inflation pressures weighed on the Chinese economy which reflected on agricultural product prices. We do not have effective means and do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

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

We also funded approximately 37.7% and 21.1% of our working capital requirements in 2014 and 2013, respectively, from the proceeds of short-term loans from Chinese and foreign banks. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our average loan balance from short-term bank loans in 2014 and 2013 were approximately $39.9 million and $32.8 million, respectively. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, in recent years, the Chinese government has implemented more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. We secured a $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010, which we have fully drawn down in 2011.In addition, we completed three private placement financings in 2012 and 2013 with net proceeds of $13.0 million, $16.3 million and $16.3 million, respectively, the proceeds of which were primarily used as working capital. In 2014, we also issued $3.5 million convertible promissory note to an investor. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

We anticipate that our existing capital resources, including cash flows from operations, current and expected short-term bank loans and debentures will be adequate to satisfy our liquidity requirements through 2015. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

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

	Year Ended December 31,		Increase/Decrease	Increase/Decrease
(in thousands of U.S. dollars)	2014 ($)	2013 ($)	($)	(%)
Revenue	217,554	215,280	2,274	1.1%
Cost of Revenue	(179,591)	(172,108)	(7,483)	4.3%
Gross profit	37,963	43,172	(5,209)	-12.1%
Operating
Expenses:
Selling and Marketing	(11,642)	(10,508)	(1,134)	10.8%
General and administrative	(10,655)	(7,231)	(3,424)	47.4%
Income from continuing operations	15,666	25,433	(9,767)	-38.4%
Non-operating Income
(Expenses):
Government grant	2,378	1,607	771	48.0%
Interest income	230	80	150	187.5%
Other income	899	1,485	(586)	-39.5%
Other expense	(567)	(189)	(378)	200.0%
Interest Expense	(8,347)	(5,153)	(3,194)	62.0%
Loss from write down of other receivable	(2,762)	-	(2,762)	-
Income before taxes	7,497	23,263	(15,766)	-67.8%
Income Taxes	(3,090)	(5,574)	2,484	-44.6%
Income before Non- Controlling Interest	4,407	17,689	(13,282)	-75.1%
Non-Controlling Interest	(654)	(1,055)	401	38.0%
Net Income	3,753	16,634	(12,881)	-77.4%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Net Revenues. Net revenues increased by $2.3 million, or approximately 1.1%, to $217.6 million in 2014 from $215.3 million in 2013. This increase was attributable to the increased revenues from sales of our chestnut food products in the European market, which partially offset by decreased revenues from China domestic sales of three product segments as reflected in the following table:

	Year Ended December 31,
	2014	2013	Increase /	Increase /
	Revenues	Revenues	Decrease	Decrease
(in thousands of U.S. dollars)	($)	($)	($)	(%)
Chestnut	123,037,895	114,709,005	8,328,890	7.3%
Convenience food	58,874,609	62,213,432	(3,338,823)	-5.4%
Frozen food	35,641,156	38,357,348	(2,716,192)	-7.1%
Total	217,553,660	215,279,785	2,273,875	1.1%

Revenues from sales in the China domestic market decreased by approximately $19.4 million, or approximately 12.2%, in 2014. As a percentage of total revenues, revenues from the domestic PRC market decreased to approximately 64.2% from approximately 73.8% in 2013. Revenue from sales in international markets increased by approximately $21.6 million, or approximately 38.5% as we consolidated the Athena Group in the second half of 2014.

We implemented an overseas market development strategy, particularly in the European market in the past two years. In 2014, revenues from Europe market increased from $14.2 million to $38.0 million. See Note 15 to the financial statements contained in this report for more information on the breakdown of our sales pursuant to geographic region.

Cost of Revenues. Our cost of revenues increased $7.5 million, or approximately 4.3%, to $179.6 million in 2014 from $172.1 million in 2013. This increase was attributable to the following factors, by percentage:

Increase
(Decrease) in
Cost
of Revenues
Category	(%)
Raw Materials and external purchase	3.9%
Other Allocated Overhead (depreciation, utilities, freight, equipment consumables)	4.1%
Wages	25.6%

Raw material costs increased by approximately 3.9% in 2014 which was attributed to the increase of the average price of raw materials and consolidation of the Athena Group for second half of 2014. Wage expenses increased primarily due to an increase in the number of production personnel and the salary level.

The following table reflects the changes in our cost of revenues in 2014 as compared to 2013 among our different segments:

(million	2014 Cost of	2013 Cost of	Increase/
U.S. dollars)	Revenues ($)	Revenues ($)	(Decrease)
			(%)
Chestnut Products	101.7	89.9	13.1%
Convenience Products	48.3	50.1	-3.6%
Frozen Products	29.6	32.1	-7.8%
Total	179.6	172.1	4.3%

Gross Profit. Our gross profit decreased $5.2 million, or 12.1%, to $38.0 million in 2014 from $43.2 million in 2013. The cost of revenues increased by $7.5 million which offset the increase of revenue of $2.3 million. The decrease in gross profit was principally attributable to the fact that the Athena Group is under operational restructuring after our acquisition, and we believe its further sales potential will be realized in 2015. In addition, the sales of externally purchased finished products increased, whose gross profit margin is lower than that of our self-produced finished products.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased approximately $1.1 million, or 10.8%, to $11.6 in 2014 from $10.5 million in 2013. The increase is attributable to increases of wages and benefits in 2014. In order to further penetrate to those new markets and areas in 2015, we recruited additional sales personnel to develop our direct client base and management of distributors in 2014. In addition, we also implemented an incentive salary structure for sales and marketing employees which led to the increase of personnel costs. The Selling and Marketing Expense to Revenue ratio was 5.4% in 2014 compared to 4.9% in 2013, management believes the expense incurred is reasonable.

General and Administrative Expenses. Our general and administrative expenses increased approximately $3.4 million, or 47.4%, to $10.6 million in 2014 from $7.2 million in 2013. The increase is mainly due to the fact that we consolidated the Athena Group for the second half of 2014, whose general and administrative expense for the period was $2.8 million.

Government Subsidy Income

Government subsidy income increased from approximately $1.6 million in 2013 to $2.4 million in 2014, representing grants received mostly from the Junan County, Beijing and Luotian government to assist us in our research and business development.

Income Before Taxation and Non-Controlling Interest

Income before taxation and non-controlling interest decreased $15.8 million, or 67.8%, to $7.5 million in 2014 from $23.3 million in 2013 as a result of the increase of cost of sales and operating expenses, for the reasons indicated above.

Income Taxes

Income taxes decreased approximately $2.5 million, or 44.6%, to $3.1 million in 2014, as compared to $5.6 million in 2013. This decrease was attributable to the lower income earned in 2014 as compared to 2013.

Non-Controlling Interest

Shandong Economic Development Investment holds 19.8% of the equity of our subsidiary Shandong Lorain, and Biobranco II, Alcides Branco, and Nuno Branco hold 49% of the equity of the Athena Group, which is reflected in the non-controlling interest of $0.7 million in 2014 and $1.1 million in 2013.

Net Income

Net income decreased $12.8 million, or 77.4%, to $3.8 million in 2014 from $16.6 million in 2013. As indicated above, although revenue achieved in the European market led to an increase in our total revenue by $2.3 million, while cost of revenue increased $7.5 million due to reasons indicated above. Particularly, the Athena group that we consolidated for second half year of 2014 had not reached full production capacity and its fixed costs and expenses lowered the overall profitability.

Liquidity and Capital Resources General

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products and expanding our facilities. In the past, our primary sources of financing have been cash generated from operations and short-term loans from banks in China. In addition, we secured a $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010 which we had fully drawn down in 2011. We completed three private placement financings in 2012 and 2013 with net proceeds of $13.0 million, $16.3 million and $16.3 million, respectively. In 2014, we issued $3.5 million convertible promissory note to an investor. Proceeds from cash drawn down from the DEG loan, the private placement transactions and convertible promissory note, together with cash generated from operations and short-term bank loans, have been primarily used to fund our working capital needs, as well as addition to our construction in progress and purchase of fixed assets.

At December 31, 2014 and 2013, cash and cash equivalents (including restricted cash) were $34.5 million and $35.7 million, respectively. The debt to assets ratio was 37.7% and 33.0% as of December 31, 2014 and 2013, respectively. We expect to continue to finance our operations and working capital needs in 2015 from cash generated from operations and short-term bank loans. We expect that anticipated cash flows from operations and financial institutions will be sufficient to fund our operations through at least the next twelve months.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:	For year ended December 31,
(in thousands of U.S. dollars)	2014	2013
Net cash flows provided by (used in) operating activities	11,386	(8,446)
Net cash flows provided by (used in) investing activities	(11,162)	(20,969)
Net cash flows provided by (used in) financing activities	(3,652)	28,988

Operating Activities

Net cash provided by operating activities for 2014 was $11.4 million and net cash used in operating activities for 2013 was $8.4 million. The increase of approximately $19.8 million in net cash flows provided by operating activities resulted primarily from the decrease of accounts and other receivables by $7.8 million in 2014, compared to an increase of $26.1 million in 2013.

Investing Activities

During 2014, our uses of cash for investment activities are primarily to purchase equipment and land use rights, as well as long term investment. Net cash used in investing activities for 2014 and 2013 were $11.2 million and $21.0 million, respectively, with the decrease of approximately $9.8 million cash used in investing activities primarily from $11.4 million payment for the purchase of land use rights in 2013.

Financing Activities

Net cash used in and provided by financing activities for 2014 and 2013 were $3.7 million and $29.0 million, respectively. The decrease of approximately $32.7 million in net cash flow in financing activities resulted primarily from the fact that two debenture notes issued in 2013 aggregated to $32.6, while there was a $12.2 million increase in short term bank loans and the issuance of a $3.5 million convertible promissory note in 2014.

Loan Facilities

As of December 31, 2014 and 2013, we carried $41.6 million and $29.4 million short term bank loans from foreign and Chinese domestic banks. Please refer to Note 9 of the consolidated financial statements for details.

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

The use of estimates is critical to the carrying value of asset accounts such as accounts receivable, inventory, fixed assets, and intangible assets. We use estimates to account for the related bad debt allowance, inventory impairment charges, depreciation and amortization of our assets. In the food processing industry these accounts have a significant impact on the valuation of our balance sheet and the results of our operations.

Principles of consolidation -- The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its commonly controlled entity. All significant inter-company balances and transactions are eliminated in combination.

As of December 31, 2014, the particulars of the commonly controlled entities are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest	capital
		%	$
Shandong Lorain Co., Ltd.	PRC	80.2	13,238,040
Luotian Lorain Co., Ltd.	PRC	100	4,145,195
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	48,965,698
Beijing Lorain Co., Ltd.	PRC	100	1,636,554
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,513,747
Dongguan Lorain Co., Ltd.	PRC	100	163,655
International Lorain Holding Inc.	Cayman Islands	100	50,927,518
Athena	France	51	14,456
Conserverie Minerve	France	51	491,497
Sojafrais	France	51	5,782
SCI Siam	France	51	882
SCI Giu Long	France	51	5,782
Cacovin	Portugal	51	318,027

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

Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, advances to employees, bank loans and notes, accounts payable, other payables, accrued liabilities, and long-term liabilities.

The recorded values of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, advances to employees, bank loans and notes, accounts payable, other payables, and accrued liabilities approximate their fair values based on their short-term nature. The recorded values of long-term liabilities approximate their fair values, as interest approximates market rates.

We have maintained this accounting policy regarding financial instruments for our financial statements in 2014 and 2013. We consider it critical because our business is becoming more global in nature and the use of fair value for financial instruments has been widely adopted by accounting bodies around the globe. With financial statements that are widely accepted and comparable in many jurisdictions we will have greater access to capital locally.

Recent accounting pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Some stakeholders told FASB that too many disposals of small groups of assets that are recurring in nature qualify for discontinued operations presentation under Subtopic 205-20, Presentation of Financial Statements—Discontinued Operations. That results in financial statements that are less useful for users. Other stakeholders noted that some of the guidance on reporting discontinued operations results in higher costs for preparers because it can be complex and difficult to apply. The amendments in this Update address those issues by changing the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The amendment should apply to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.

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

In August 2014, The FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures.

The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In January 2015, The FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)”.This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification:

1.

Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity,taking into account the environment in which the entity operates.

2.

Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax,after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

The Company has adopted ASU No. 2015-01 prospectively and has applied it to the presentation of the financial statements.

As of December 31, 2014, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2014 begins on page F-1 of this Annual Report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of December 31, 2014, our internal controls over financial reporting are not effective.

The material weakness and significant deficiency identified by our management as of December 31, 2014 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

Remediation Initiative

We plan to provide U.S. GAAP training sessions to our accounting team. The training sessions will be organized to help our corporate accounting team gain experience in U.S. GAAP reporting and to enhance their awareness of new and emerging pronouncements with potential impact over our financial reporting. In January 2014, we attended the training session featuring a COSO update from Mr. Robert B. Hirth, Chairman of COSO. In 2014, we employed Mr. Johnny Zhou as our interim Chief Financial Officer. Mr. Zhou holds an accounting degree from University of Macquarie in Australia and is a Certified Practicing Accountant (CPA) of CPA Australia and is a Certified Public Accountant of Hong Kong Institute of Certified Public Accountants. We also hired other accounting staff members who obtained overseas qualifications and accumulated solid working experience to properly manage and monitor daily accounting functions and financial reporting procedures. We plan to continue to recruit experienced and professional accounting and financial personnel and participate in educational seminars, tutorials, and conferences and employ more qualified accounting staff in future.

Changes in Internal Controls over Financial Reporting.

Other than as described above, during the fiscal year ended December 31, 2014, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

 None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our Proxy Statement related to our 2015 Annual Stockholders' Meeting and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in our Proxy Statement related to our 2015 Annual Stockholders' Meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our Proxy Statement related to our 2015 Annual Stockholders' Meeting and is incorporated herein by reference.

38

Equity Compensation Plan Information

Information for our equity compensation plans in effect as of the end of fiscal year 2014 is as follows:

	(a)		(b)	(c)
	Number of		Weighted-	Number of
	securities to		average	securities
	be issued		exercise price of	remaining
	upon		outstanding	available for
	exercise of		options,	future
	outstanding		warrants	issuance
	options,		and rights	under equity
	warrants			compensation
	and rights			plans
(excluding
securities
reflected in
Plan category				column (a))
Equity compensation plans approved by security holders	N/A		N/A	0
Equity compensation plans not approved by security holders	N/A *	$	N/A	0
Total	N/A *	$	N/A	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE~~.~~

The information required by this item will be contained in our Proxy Statement related to our 2015 Annual Stockholders' Meeting and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES~~.~~

The information required by this item will be contained in our Proxy Statement related to our 2015 Annual Stockholders' Meeting and is incorporated herein by reference.

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

10.8	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and Haitong Securities, Inc. dated August 28, 2013 Incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-K/A filed on February 23, 2015
10.9	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and Everbright Securities Assets Management Co., Ltd. dated August 28, 2013 Incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-K/A filed on February 23, 2015
10.10	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and SWS MU Fund Management Co., Ltd. dated August 28, 2013 Incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K/A filed on February 23, 2015
10.11	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and Essence Securities, Inc. dated August 28, 2013 Incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K/A filed on February 23, 2015
10.12	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and Guoyuan Securities, Inc. dated August 28, 2013 Incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K/A filed on February 23, 2015
10.13	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Junan Hongrun Foodstuff Co., Ltd. and Harfor Fund Management Co., Ltd. dated October 18, 2013 Incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-K/A filed on February 23, 2015
10.14	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Junan Hongrun Foodstuff Co., Ltd. and Opple Lighting Corporation. dated November 6, 2013 Incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K/A filed on February 23, 2015
14	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.
21.1	List of subsidiaries of the registrant *
23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LORAIN CORPORATION

Date: April 15, 2015	By:/s/ Si Chen
Si Chen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

	President , Director and Chief	April 15, 2015
Executive Officer
/s/ Si Chen	(Principal Executive Officer)
Si Chen

Interim Chief Financial Officer
(Principal Financial Officer and
Principal
/s/ Xiang Zhou	Accounting Officer)	April 15, 2015
Xiang Zhou

/s/ Yundong Lu	Chief Operating Officer and Director	April 15, 2015
Yundong Lu

/s/ Dekai Yin	Director	April 15, 2015
Dekai Yin

/s/ Maoquan Wei	Director	April 15, 2015
Maoquan Wei

/s/ Jianxiao Wu	Director	April 15, 2015
Jianxiao Wu

36

AMERICAN LORAIN CORPORATION

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

 (Stated in US Dollars)

AMERICAN LORAIN CORPORATION

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have audited the accompanying consolidated balance sheets of American Lorain Corporation as of December 31, 2014 and 2013 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Lorain Corporation as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WWC, P.C.
San Mateo, California	WWC, P.C.
April 15, 2015	Certified Public Accountants

AMERICAN LORAIN CORPORATION
AUDITED CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2014 AND 2013
(Stated in US Dollars)

	At December 31,	At December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$30,279,988	$33,857,193
Restricted cash	4,195,114	1,842,989
Trade accounts receivable	58,806,466	54,071,475
Other receivables	8,183,485	5,698,020
Inventory	51,648,160	41,950,253
Advance to suppliers	42,479,437	42,400,517
Prepaid expenses and taxes	2,758,334	2,168,573
Deferred tax asset	-	180,679
Security deposits and other assets	3,578,514	3,242,259
Total current assets	$201,929,498	$185,411,958

Non-current assets
Investment	3,258,125	-
Property, plant and equipment, net	89,148,530	87,561,341
Construction in Progress, net	14,340,145	13,665,470
Land use rights, net	17,537,868	16,407,543
Goodwill	10,327,553	-
TOTAL ASSETS	$336,541,719	$303,046,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$41,645,100	$29,400,694
Notes payable	6,005,430	-
Convertible promissory note	3,500,000	-
Long-term debt – current portion	19,226,094	5,713,865
Accounts payable	10,071,009	4,015,502
Taxes payable	4,320,470	4,422,133
Accrued liabilities and other payables	4,153,054	2,315,815
Related party payable	2,433,300	-
Deferred tax liabilities	70,545	-
Customers deposits	61,428	166,450
Total current liabilities	$91,486,430	$46,034,459

Long-term liabilities
Long-term bank loans	2,707,587	8,079,831
Notes payable and debenture	32,581,249	45,823,514
TOTAL LIABILITIES	$126,775,266	$99,937,804

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
AUDITED CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2014 AND 2013
(Stated in US Dollars)

	At December 31,	At December 31,
	2014	2013

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2014 and 2013, respectively	-	-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 34,916,714 shares and 34,616,714 shares issued and outstanding as of December 31, 2014 and 2013, respectively	34,917	34,617
Additional paid-in capital	53,853,089	53,487,389
Statutory reserves	23,038,917	18,396,513
Retained earnings	99,021,555	99,257,837
Accumulated other comprehensive income	20,796,420	20,928,244
Non-controlling interests	13,021,555	11,003,908

TOTAL STOCKHOLDER’S EQUITY	$209,766,453	$203,108,508

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$336,541,719	$303,046,312

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
AUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Stated in US Dollars)

	For the years ended December 31,
	2014	2013

Net revenues	$217,553,660	$215,279,785
Cost of revenues	179,591,460	172,107,742
Gross profit	$37,962,200	$43,172,043

Operating expenses
Selling and marketing expenses	11,642,381	10,507,616
General and administrative expenses	10,654,514	7,231,171
	22,296,895	17,738,787

Operating income	$15,665,305	$25,433,256

Government subsidy income	2,378,323	1,606,558
Interest income	229,580	79,615
Other income	899,240	1,484,702
Other expenses	(567,117)	(188,876)
Interest expense	(8,347,086)	(5,152,923)
Loss from write down of other receivable	(2,762,411)	-

Earnings before tax	$7,495,834	$23,262,332

Income tax	3,089,712	5,573,757

Net income	$4,406,122	$17,688,575

Other comprehensive income:
Foreign currency translation gain	(131,824)	4,717,583
Comprehensive Income	4,274,298	22,406,158
Net income attributable to:

-Common stockholders	$3,752,524	$16,633,895
-Non-controlling interest	653,598	1,054,680
	$4,406,122	$17,688,575

Earnings per share
- Basic	$0.11	$0.48
- Diluted	$0.11	$0.48

Weighted average shares outstanding
- Basic	34,808,221	34,616,714
- Diluted	34,808,221	34,616,714

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
AUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Stated in US Dollars)

	For the years ended December 31,
	2014	2013
Cash flows from operating activities
Net income	$4,406,122	$17,688,575
Stock based compensation	366,000
Depreciation of fixed assets	4,907,651	4,226,873
Amortization of intangible assets	603,682	301,079
(Increase)/decrease in accounts and other receivables	7,843,901	(26,114,165)
(Increase)/decrease in inventories	(2,559,509)	(3,877,549)
Decrease/(increase) in prepayment	(269,736)	(1,786,668)
Decrease/(increase) in deferred tax asset	(66,674)	(5,468)
Increase/(decrease) in accounts and other payables	6,420,371	1,121,747
Increase/(decrease) in related party payable	2,574,388	-
Net cash (used in)/provided by operating activities	11,385,454	(8,445,576)

Cash flows from investing activities
Payment for acquisition of Athena Group	(2,100,000)	-
(Purchase)/of long-term investment	(3,258,312)	-
Sale of investment	-	270,019
Purchase of plant and equipment	(3,009,450)	(18,034,288)
Payment for the purchase of land use rights	-	(11,411,953)
(Increase)/decrease in restricted cash	(2,358,756)	2,155,968
(Increase)/decrease in deposit	(435,900)	6,051,356
Net cash used in investing activities	(11,162,418)	(20,968,898)
Cash flows from financing activities
Repayment of bank borrowings	(13,671,142)	(8,180,860)
Proceeds from bank borrowings and debentures	23,041,946	45,823,514
Repayment of long-term borrowings and notes payable	(13,022,529)	(8,654,503)
Net cash provided by/(used in) financing activities	$(3,651,725)	$28,988,151

Net Increase/(decrease) of Cash and Cash Equivalents	(3,428,689)	(426,323)

Effect of foreign currency translation on cash and cash equivalents	(148,516)	1,937,913

Cash and cash equivalents–beginning of year	33,857,193	32,345,603
Cash and cash equivalents–end of year	$30,279,988	$33,857,193

Supplementary cash flow information:
Interest received	$228,748	$79,615
Interest paid	$7,318,618	$4,386,788
Income taxes paid	$4,672,630	$6,364,077

AMERICAN LORAIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total

Balance, January 1, 2013	34,616,714	34,617	53,487,389	16,922,494	84,097,961	16,210,661	9,949,228	180,702,350
Net income	-	-	-	-	17,688,575	-	-	17,688,575
Allocation to non-controlling interests	-	-	-	-	(1,054,680)	-	1,054,680	-
Appropriations to statutory reserve	-	-	-	1,474,019	(1,474,019)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	4,717,583	-	4,717,583
Balance, December 31, 2013	34,616,714	34,617	53,487,389	18,396,513	99,257,837	20,928,244	11,003,908	203,108,508

Balance, January 1, 2014	34,616,714	34,617	53,487,389	18,396,513	99,257,837	20,928,244	11,003,908	203,108,508
Net income	-	-	-	-	3,752,524	-	-	3,752,524
Increase in non-controlling interests from acquisition of Athena Group	-	-	-	-	-	-	2,671,245	2,671,245
Issuance of share based
compensation	300,000	300	365,700	-	-	-	-	366,000
Appropriations to statutory reserve	-	-	-	4,642,404	(4,642,404)	-	-	-
Allocation to non-controlling interests	-	-	-	-	653,598	-	(653,598)	-
Foreign currency translation adjustment	-	-	-	-	-	(131,824)		(131,824)
Balance, December 31, 2014	34,916,714	34,917	53,853,089	23,038,917	99,021,555	20,796,420	13,021,555	209,766,453

See Accompanying Notes to the Financial Statements and Accountant’s Report

1.	ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPAL ACTIVITIES

(a)	Organization history of American Lorain Corporation (formerly known as Millennium Quest, Inc.)

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

The Company develops, manufactures, and sells convenience foods (including ready-to- cook (or RTC) foods; ready-to-eat (or RTE) foods and meals ready-to-eat (or MRE); chestnut products; and frozen foods, in hundreds of varieties. The Company operates through indirect Chinese and European subsidiaries. The products are sold in domestic markets as well as exported to foreign countries and regions such as Japan, Korea and Europe.

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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the year ended December 31, 2014 in order to be consistent with the presentation provided for the year ended December 31, 2013. There was no impact on earnings for the regrouping.

(b)	Principles of consolidation

The consolidated financial statements which include the Company and its subsidiaries are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries; ownership interests of non- controlling investors are recorded as non-controlling interests.

As of December 31, 2014, the detailed identities of the consolidating subsidiaries are as follows:

		Attributable
	Place of	equity interest	Registered
Name of Company	incorporation	%	capital
International Lorain Holding Inc.	Cayman Islands	100	$50,694,389
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	48,741,549
Shandong Lorain Co., Ltd.	PRC	80.2	13,177,441
Beijing Lorain Co., Ltd.	PRC	100	1,629,062
Luotian Lorain Co., Ltd.	PRC	100	4,126,220
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,502,240
Dongguan Lorain Co., Ltd.	PRC	100	162,906
Athena	France	51	14,456
Conserverie Minerve	France	51	491,497
Sojafrais	France	51	5,782
SCI Siam	France	51	882
SCI Giu Long	France	51	5,782
Cacovin	Portugal	51	318,027

(c)	Use of estimates

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

A impairment is charged as an expense to the statement of income and comprehensive income and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end, and forecasted performance of the investee.

Premiums and discounts are amortized or accreted over the life of the related available- for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

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

Advance to suppliers is a good faith deposit paid to the supplier for the purpose of committing the supplier to provide product promptly upon delivery of the Company’s purchase order for raw materials, supplies, equipment, building materials, and other items necessary for our operations. Pursuant to the Company’s arrangements with its suppliers, this deposit is generally 20% of the total amount contracted for. This type of transaction is classified as a prepayment under the account name “Advance to Suppliers” until such time as the Company’s purchase order is delivered, at which point this account is reduced by reclassification of the applicable amount to the appropriate asset account such as inventory or fixed assets or construction in progress.

(i)	Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with a salvage value of 10%. Estimated useful lives of the plant and equipment are as follows:

Buildings	20 - 40 years
Landscaping, plant and tree	30 years
Machinery and equipment	1 - 10 years
Motor vehicles	10 years
Office equipment	5 years

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.The Company believes no impairment has occurred to its assets during 2014 and 2013.

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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $4,642,404 and $1,474,019 from retained earnings to statutory reserves for the years ended December 31, 2014 and 2013. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

(s)	Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are the Renminbi (RMB) and the Euro (EUR). The financial statements are translated into United States dollars from RMB and EUR at year- end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	12/31/2014	12/31/2013
Year end RMB: US$ exchange rate	6.1385	6.1104
Annual average RMB: US$ exchange rate	6.1432	6.1905
Year-end EUR: US$ exchange rate	0.8826	0.7263
Annual average EUR: US$ exchange rate	0.7773	0.7532

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the period ended December 31, 2014, no warrants were issued nor were options granted. For the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. For the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. As of December 31, 2014, 1,753,909 shares of Series A warrants are outstanding and all stock options to employees from the 2009 stock incentive program have expired. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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

As of December 31, 2014 and 2013, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the periods ended December 31, 2014 and 2013 included net income and foreign currency translation adjustments.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Some stakeholders told FASB that too many disposals of small groups of assets that are recurring in nature qualify for discontinued operations presentation under Subtopic 205- 20, Presentation of Financial Statements—Discontinued Operations. That results in financial statements that are less useful for users. Other stakeholders noted that some of the guidance on reporting discontinued operations results in higher costs for preparers because it can be complex and difficult to apply. The amendments in this Update address those issues by changing the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The amendment should apply to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.

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

In August 2014, The FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures.

The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In January 2015, The FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)”.This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification:

3. Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates.

4. Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax,after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

The Company has adopted ASU No. 2015-01 prospectively and has applied it to the presentation of the financial statements.

As of December 31, 2014, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements

3.	RESTRICTED CASH

Restricted Cash represents interest bearing deposits placed with banks to secure banking facilities in the form of loans and notes payable. The restriction of funds is based on time. The funds that collateralize loans are held for 60 days in a savings account that pays interest at the prescribed national daily savings account rate. For funds that under lie notes payable, the cash is deposited in six month time deposits that pay interest at the national time deposit rate.

4.	TRADE ACCOUNTS RECEIVABLE

	12/31/2014	12/31/2013
Trade accounts receivable	$64,726,091	$54,511,350
Less: Allowance for doubtful accounts	(5,919,625)	(439,875)
	$58,806,466	$54,071,475

Allowance for bad debt:	12/31/2014	12/31/2013
Beginning balance	$(439,875)	$(443,898)

Additions to allowance	(5,479,750)	-
Bad debt written-off	-	4,023
Ending balance	$(5,919,625)	$(439,875)

The Company offers credit terms of between 30 to 60 days to most of its domestic customers, including supermarkets and wholesalers, around 90 days to most of its international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of December 31, 2014 and 2013:

	12/31/2014	12/31/2013
Advances to employees for job/travel disbursements	2,623,067	637,808
Amount due by a non-related enterprise	162,907	163,656
Other non-related receivables	580,634	333,411
Other related party receivables	1,420,548	149,350
Short-term investment sale receivable	1,629,062	4,413,795
Vendor rebate receivable	1,767,267	-
	$8,183,485	$5,698,020

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

Specifically, the company uses available employees of the purchasing department to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. However none of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of December 31, 2014.

Related party receivable represented advances issued by management for job or travel disbursement in the normal course of business. The receivable had no impact on earnings. As with other employees, officers sign notes when cash is issued to them as job or travel disbursement. In order to satisfy certain criteria for obtaining the long-term loan with DEG, as noted in footnote 12, Junan Hongrun lent money to Mr. You, Huadong to purchase life insurance. Related party receivable amounts are disclosed as “other related party receivables” in other receivables.

In September 2010, Shandong Lorain and Junan Hengji Real Estate Development Co., Ltd. ("Junan Hengji") entered into a cooperative development agreement (the "Agreement"), and in March 2011, Jiangsu Heng An Industrial Investment Group Co., Ltd. ("Heng An Investment"), an affiliated company of Junan Hengji also entered into the Agreement with Shandong Lorain to jointly develop the project with Junan Hengji. Pursuant to the Agreement, Shandong Lorain agreed to sell the Company’s interest in the amount of $7,764,577 (RMB 49,604,000) in a parcel of land located in Junan Town, Shandong Province, to construct residential buildings by Junan Hengji and Heng An Investment. The land was sold to Junan Hengji and Heng An Investment for a total sales price of RMB 69,604,000 and a guaranteed gross profit of RMB 20,000,000 without consideration of the profit or loss of the residential building project.

As of December 31, 2014, a total of RMB 42,029,955 has been received and there was an unpaid balance of RMB 27,574,045. The Company filed litigation against Junan Hengji in 2013 and Heng An Investment in 2014 for a claim of RMB 10,000,000, which is half of the original guaranteed profit of RMB 20,000,000. The Company evaluated the potential claims against Junan Hengji and Heng An Investment. Junan Hengji is obligated to pay out of pocket expenses as well as the litigation fee that is required to be paid to the court based upon the amount claimed for disputes between the parties. Shandong Lorain decided to file the lawsuit with the Linyi City Intermediate People's Court to claim a fixed return of RMB 10 million (approximately $1,612,903). The balance of the claim was deemed to be uncollectable and was written off as a loss. As of December 31, 2014, RMB 10,000,000 (USD 1,629,062) is due and payable to the Company.

6.	INVENTORIES

Inventories consisted of the following as of December 31, 2014 and 2013:

	12/31/2014	12/31/2013
Raw materials	$28,557,607	$26,262,278
Finished goods	23,090,553	15,687,975
	$51,648,160	$41,950,253

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of December 31, 2014 and 2013:

	12/31/2014	12/31/2013
At Cost:
Buildings	$87,751,232	$81,325,426
Land	232,946	-
Landscaping, plant and tree	10,923,768	10,974,003
Machinery and equipment	21,853,334	12,837,463
Office equipment	1,095,590	681,060
Motor vehicles	654,324	582,128
	$122,511,194	$106,400,080
Less: Accumulated depreciation
Buildings	(14,479,949)	(7,975,238)
Landscaping, plant and tree	(402,153)	(3,081,369)
Machinery and equipment	(13,181,519)	(6,916,526)
Office equipment	(1,252,846)	(524,931)
Motor vehicles	(427,197)	(340,675)
	(33,362,664)	(18,838,739)
	$89,148,530	$87,561,341

Landscaping, plants, and trees accounts for the orchards that the Company has developed for agricultural operations. These orchards as well as the young trees which were purchased as nursery stock are capitalized into fixed assets. The depreciation is then calculated on a 30-year straight-line method when production in commercial quantities begins. The orchards have begun production in small quantities and the Company has accounted for depreciation commencing July 1, 2010. In 2013, the Company began leasing three greenhouses to grow seasonal crops in order to lower cost. Depreciation expense for the years ended December 31, 2014 and 2013 was $4,907,651 and $4,226,873, respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of December 31, 2014 and 2013:

	12/31/2014	12/31/2013
Land use rights, at cost	$17,520,374	$17,600,945
Utilities rights, at cost	50,676	50,909
Software, at cost	451,863	59,496
Patent, at cost	1,581,891	1,543
	19,604,804	17,712,893

Less: Accumulated amortization	(2,066,936)	(1,305,350)
	$17,537,868	$16,407,543

All land is owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. Amortization expense for the years ended December 31, 2014 and 2013 was $603,682 and $301,079, respectively.

9.	BANK LOANS

Bank loans include bank overdrafts, short-term bank loans, and current portion of long- term loan, which consisted of the following as of December 31, 2014 and 2013:

Bank Overdrafts	12/31/2014	12/31/2013

CIC Lorient Enterprises, Interest rate of EURIBOR+1.70% due within 3 months	$380,106	$-
Credit Agricole, Interest rate of EURIBOR+1.70% due within 3 months	214,146	-
LCL Banque et Assurance, Interest rate of EURIBOR+1.70% due within 3 months	105,508	-
Société Générale, Interest rate of EURIBOR+1.70% due within 3 months	285,621	-
Banque Tarneud, Interest rate of EURIBOR+1.70% due within 3 months	548,537	-
BPI France, Interest rate of EURIBOR+1.70% due within 3 months	1,151,975
HSBC, Interest rate of EURIBOR+1.70% due within 3 months	22,963
GE, Interest rate of EURIBOR+1.70% due within 3 months	2,043	-
BES,, Interest rate of EURIBOR+1.70% due within 3 months	263
Banco Portugues de Negocios	1,864	-
Banco Espirito Santo	3,951	-
	$2,716,977	$-

Bank overdrafts are collateralized by inventory.

Short-term Bank Loans		12/31/2014	12/31/2013

Loan from Industrial and Commercial Bank of China,

•	Interest rate at 6.3% per annum; due 2/21/2014	$-	$4,091,386
•	Interest rate at 5.88% per annum; due 1/8/2014	-	1,145,588
•	Interest rate at 5.88% per annum; due 4/15/2014	-	1,129,222
•	Interest rate at 5.88% per annum; due 4/23/2014	-	1,088,308
•	Interest rate at 7.28% per annum; due 3/4/2015	1,466,156
•	Interest rate at 7.125% per annum; due 3/27/2015	4,072,656	-
•	Interest rate at 1.74% per annum; due 4/10/2015	387,652	-
•	Interest rate at 1.74% per annum; due 4/24/2015	895,884
•	Interest rate at 7.28% per annum; due 6/5/2015	1,010,019	-
•	Interest rate at 6.50% per annum; due 10/14/2015	977,437	-
•	Interest rate at 7.20% per annum; due 11/2/2015	1,629,062	-
•	Interest rate at 6.72% per annum; due 12/1/2015	1,629,062	-

Loan from Linyi Commercial Bank,

•	Interest rate at 1.512% per annum due 1/9/2014		1,636,554
•	Interest rate at 1.26% per annum due 1/10/2014	-	1,472,899

Loan from China Minsheng Bank Corporation, Linyi Branch

•	Interest rate at 7.8% per annum due 2/26/2014	-	2,454,831
•	Interest rate at 7.8% per annum due 1/17/2015	1,629,062	-
•	Interest rate at 7.8% per annum due 2/26/2015	814,531	-

Loan from Agricultural Bank of China, Junan Branch

•	Interest rate at 7.8% per annum due 8/14/2015	1,629,062	-

Loan from Agricultural Bank of China, Luotian Branch

•	Interest rate at 7.8% per annum due 8/20/2014	-	1,636,554
•	Interest rate at 7.8% per annum due 9/3/2014	-	1,636,554
•	Interest rate at 7.8% per annum due 8/25/2015	2,117,781	-
•	Interest rate at 7.28% per annum due 3/24/2015	1,629,062	-

China Agricultural Development Bank
		-
•	Interest rate at 6.0% per annum due 1/3/2014		654,622
•	Interest rate at 6.0% per annum due 1/7/2015	733,078	818,277
•	Interest rate at 6.0% per annum due 9/1/2015	814,531	-

Bank of Beijing,

•	Interest rate at 7.2% per annum due 6/19/2014	-	1,309,243

Luotian Sanliqiao Credit Union,

•	Interest rate at 9.360% per annum due 1/21/2015	162,906	-

Beijing International Trust Co., Ltd.,

•	Interest rate at 6.00% per annum due 9/23/2014	-	1,636,554

Bank of Ningbo ,

•	Interest rate at 7.20% per annum due 9/25/2014	-	1,636,554
•	Interest rate at 7.80% per annum due 10/26/2015	1,629,062	-

Hankou Bank, Guanggu Branch,

•	Interest rate at 6.60% per annum due 9/12/2014	-	1,636,554
•	Interest rate at 6.95% per annum due 8/24/2015	1,629,062	-

Agricultural Bank of China, Shandong Branch

•	Interest rate at 7.2% per annum due 8/22/2014	-	1,636,554

Ping An Bank, Jinan Branch

•	Interest rate at 6.72% per annum due 1/3/2014	-	1,145,588
•	Interest rate at 7.8% per annum due 8/25/2015	2,117,781	-
•	Interest rate at 7.28% per annum due 3/24/2015	1,629,062	-

China Agricultural Development Bank
		-
•	Interest rate at 6.0% per annum due 1/3/2014		654,622
•	Interest rate at 6.0% per annum due 1/7/2015	733,078	818,277
•	Interest rate at 6.0% per annum due 9/1/2015	814,531	-

Bank of Beijing,

•	Interest rate at 7.2% per annum due 6/19/2014	-	1,309,243

Luotian Sanliqiao Credit Union,

•	Interest rate at 9.360% per annum due 1/21/2015	162,906	-

Beijing International Trust Co., Ltd.,

•	Interest rate at 6.00% per annum due 9/23/2014	-	1,636,554

Bank of Ningbo ,

•	Interest rate at 7.20% per annum due 9/25/2014	-	1,636,554
•	Interest rate at 7.80% per annum due 10/26/2015	1,629,062	-

Hankou Bank, Guanggu Branch,

•	Interest rate at 6.60% per annum due 9/12/2014	-	1,636,554
•	Interest rate at 6.95% per annum due 8/24/2015	1,629,062	-

Agricultural Bank of China, Shandong Branch
•	Interest rate at 7.2% per annum due 8/22/2014	-	1,636,554

Ping An Bank, Jinan Branch

•	Interest rate at 6.72% per annum due 1/3/2014	-	1,145,588
•	Interest rate at 6.72% per annum due 5/2/2014	-	818,277

Luzhen Credit Union,

•	Interest rate at 10.40% per annum due 2/27/2014	-	490,966

Bank of Rizhao,

•	Interest rate at 7.80% per annum due 1/17/2015	1,629,062	-

China Construction Bank,

•	Variable Interest rate, due 4/1/2014	-	801,912
•	Variable Interest rate, due 4/30/2014	-	523,697
•	Interest rate at 6.16% per annum due 2/25/2015	814,531	-
•	Interest rate at 6.60% per annum due 4/15/2015	798,241	-
•	Interest rate at 6.60% per annum due 5/11/2015	521,300	-
•	Interest rate at 6.60% per annum due 11/27/2015	814,531	-

Huaxia Bank,

•	Interest rate at 7.8% per annum due 5/19/2015	1,629,062	-

Bank of China, Paris Branch

•	Interest rate at 2.50% per annum due 3/5/2015	3,622,666	-
•	Interest rate at 2.50% per annum due 3/5/2015	2,954,048
		$37,639,506	$29,400,694

The short-term loans, which are denominated in the functional currencies Renminbi (RMB) and Euros, were primarily obtained for general working capital. If not otherwise indicated in the below remarks, short-term loans are guaranteed by either companies within the group or personnel who hold a management role within the group.

Current portions of long-term debt consisted of the following as of December 31, 2014 and 2013:

BNP Paribas,
•	Interest rate at 3.80% per annum due 3/14/2015	$21,284	$-
•	Interest rate at 3.00% per annum due 7/15/2015	16,355	-
•	Interest rate at 4.20% per annum due 12/20/2016	73,082	-
CIC Lorient Enterprises,
•	Interest rate at 2.98% per annum due 12/20/2015	27,791	-
•	Interest rate at 4.20% per annum due 12/20/2016	108,864	-

Credit Agricole,
•	Interest rate at 4.20% per annum due 12/20/2016	108,864	-
•	Interest rate at 1.85% per annum due 1/25/2017	42,947	-

LCL Banque et Assurance,
•	Interest rate at 4.20% per annum due 12/20/2016	108,864	-

Banque Tarneud,
•	Interest rate at 3.28% per annum due 10/30/2014*	135,624	-
•	Interest rate at 2.90% per annum due 4/30/2015	72,818	-

BPI France,
•	Interest rate at 3.42% per annum due 12/20/2016	547,046	-

Société Générale,
•	Interest rate at 2.90% per annum due 5/15/2016	25,078	-

		$1,288,617	$-

*Note: The Company is currently negotiating with Banque Tarneud to extend the repayment terms of the loan.

10.	CURRENT PORTION – LONG TERM DEBT

Current portions of notes payable and debentures consisted of the following as of December 31, 2014 and 2013:

		12/31/2014	12/31/2013
Note payable issued by Shanghai Pudong Development Bank
•	Interest rate at 5.9% per annum due 12/28/2015	$13,032,500	$-
		$13,032,500	$-

Current portions of long-term debt consisted of the following as of December 31, 2014 and 2013:

		12/31/2014	12/31/2013

Loans from China Development Bank
•	Interest rate at 7.07% per annum due 5/20/2014	$-	$981,933
•	Interest rate at 7.07% per annum due 11/20/2014	-	981,932
•	Interest rate at 7.07% per annum due 5/20/2015	1,140,344	-
•	Interest rate at 7.07% per annum due 9/24/2015	1,303,250	-

Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
•	Interest rate at 5.510% per annum due 3/15/2014	-	1,875,000
•	Interest rate at 5.510% per annum due 9/15/2014	-	1,875,000
•	Interest rate at 5.510% per annum due 3/15/2015	1,875,000	-
•	Interest rate at 5.510% per annum due 9/15/2015	1,875,000	-
		$6,193,594	$5,713,865

Total		$19,226,094	$5,713,865

11.	NOTES PAYABLE AND CONVERTIBLE PROMISSORY NOTE

Notes Payable consisted of the following as of December 31, 2014 and 2013:

		12/31/2014	12/31/2013

Notes payable issued by Hankou Bank,
•	Interest rate at 5.55% per annum due 3/24/2015	$1,629,062	$-

Notes payable issued by BNP Paribas,
•	Interest rate at EURIBOR + 1.7% per annum due within 3 months	972,527	-

Notes payable issued by CIC Lorient Enterprises,
•	Interest rate at EURIBOR + 1.7% per annum due within 3 months	1,434,476	-

Notes payable issued by Credit Agricole,
•	Interest rate at EURIBOR + 1.7% per annum due within 3 months	705,081	-

Notes payable issued by LCL Banque et Assurance,
•	Interest rate at EURIBOR + 1.7% per annum due within 1 months	705,081	-

Notes payable issued by Société Générale,
•	Interest rate at EURIBOR + 1.7% per annum due within 1 months	559,203	-

		$6,005,430	$-

The Notes Payable are guaranteed by third party guarantors.

Convertible Promissory Note consisted of the following as of December 31, 2014 and 2013:

		12/31/2014	12/31/2013

Note issued by Jade Lane Group Limited
•	Interest rate at 4.50% per annum due 3/13/2015	$3,500,000	$-
		$3,500,000	$-

Under the terms of the Note, interest on the outstanding Principal Amount accrues at a rate of 4.5% per annum, and all accrued but unpaid interest is due and payable on December 31, 2014 and on the last day of each quarter thereafter. If the Note is not converted pursuant to the terms of the Note, additional interest on the outstanding Principal Amount shall accrue at a rate of 4.5% per annum and is payable at the maturity of the Note. Unless the Note is otherwise accelerated or converted, the unpaid Principal Amount of the Note, together with all accrued but unpaid interest, is due and payable, at the election of the Holder, on September 13, 2014 or March 13, 2015 (“Maturity Date”), provided, however, if Holder fails to notify the Company in writing by August 13, 2014 that it elects the maturity date of September 13, 2014, then the Maturity Date will be extended to March 13, 2015. The Company did not receive the notification from the Holder to elect the maturity date of December 31, 2014; therefore, the maturity date will be March 13, 2015.

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

The Note is secured by the personal guarantee of Si Chen, the Company’s chief executive officer and chairman.

12.	TAXES PAYABLES

Taxes payable consisted of the following as of December 31, 2014 and 2013:

	12/31/2014	12/31/2013
Value added tax payable	$1,664,596	$592,341
Corporate income tax payable	996,629	2,572,663
Employee payroll tax withholding	442,382	6,344
Property tax payable	55,872	73,768
Stamp tax payable	1,478	1,485
Business tax payable	158,194	158,921
Land use tax payable	53,400	64,062
Import tariffs	-	271
Capital gain tax payable	947,919	952,278
	$4,320,470	$4,422,133

13.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of December 31, 2014 and 2013:

	12/31/2014	12/31/2013
Accrued salaries and wages	$303,751	$32,731
Accrued utility expenses	25,631	39,765
Accrued interest expenses	1,359,472	927,986
Accrued transportation expenses	653,935	144,061
Other accruals	819,775	-
Business and other taxes	505,584	885,972
Disbursement payable	108,528	-
Accrued staff welfare	376,378	285,300
	$4,153,054	$2,315,815

14.	LONG-TERM DEBT

Non-current portions of long-term debt consisted of the following as of December 31, 2014 and 2013:

		12/31/2014	12/31/2013
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
•	Interest rate at 5.510% per annum due 3/15/2016	$1,875,000	$5,625,000

Loans from China Development Bank
•	Interest rate at 7.07% per annum due 9/24/2015	-	2,454,831

BNP Paribas,
•	Interest rate at 4.20% per annum due 12/20/2016	105,863	-

CIC Lorient Enterprises,
•	Interest rate at 4.20% per annum due 12/20/2016	104,394	-

Credit Agricole,
•	Interest rate at 4.20% per annum due 12/20/2016	104,394	-
•	Interest rate at 1.85% per annum due 1/25/2017	38,887	-

LCL Banque et Assurance,
•	Interest rate at 4.20% per annum due 12/20/2016	104,394	-

Société Générale,
•	Interest rate at 2.90% per annum due 5/15/2016	10,665	-

Banco Portugue de Negocios,
•	Interest rate at EURIBOR 3M+spread 2% per annum due 06/2024	337,064	-

Banco Espirito Santo
•	Interest rate at EURIBOR 3M+spread 2% per annum due 06/2024	26,926	-
		$2,707,587	$8,079,831

The Company began repaying its loan with DEG in semi-annual installments on September 15, 2012. As of December 31, 2014 and 2013, the Company has repaid $9,375,000 and $5,625,000 in principal. The loan was collateralized with the following terms:

(a.)	Create and register a first ranking mortgage in the amount of about USD 12,000,000 on the Company's land and building in favor of DEG.
(b.)	Undertake to provide a share pledge of Mr. Si Chen, its majority shareholder, or shares as the sponsor in the amount of about USD 12,000,000 in form and substance satisfactory to DEG
(c.)

The total amount of the first ranking mortgage as indicated in the Loan Agreement (Article 12(1)(a)) and the value of the pledged shares of Mr. Si Chen (Loan Agreement (Article 12(1)(a))) should be at least USD 24,000,000.

(d.)	Undertake to provide a guarantee from a major shareholder, Chairman and CEO of the Company in a form and substance satisfactory to DEG.

Non-current portions of notes payable and debentures consisted of the following as of December 31, 2014 and 2013:

		12/31/2014	12/31/2013
Note payable issued by Shanghai Pudong Development Bank
•	Interest rate at 5.9% per annum due 12/28/2015	-	13,092,432

Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
•	Interest rate at 10% per annum due 8/28/2016	16,290,625	16,365,541

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
•	Interest rate at 9.5% per annum due 11/8/2015	16,290,624	16,365,541
		$32,581,249	$45,823,514

15.	CAPITALIZATION

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

During the year 2009, the Company issued 56,393 shares of stock to its employees and vendors and 5,011,169 shares to investors. The Company issued 1,334,573 stock options to employees on July 28, 2009; 1,753,909 shares of Series A warrants and 501,115 shares of Series B warrants were issued to investors on October 28, 2009. As of December 31, 2014, 1,753,909 shares of Series A warrants are outstanding; concurrently, 501,115 shares of Series B warrants and all stock options to employees from the 2009 stock incentive program have expired

During the year 2010, the Company issued 2,000 shares to a service provider on February 10, 2010 and 81,155 warrants to various service providers on January 5, 2010. The Company issued to investors 3,440,800 shares at an agreed price of $2.80 per share for a PIPE financing on September 10, 2010. This financing brought $8,955,730 net proceeds to the Company. The Company issued 5,000 shares to its employee on September 23, 2010. 731,707 shares of restricted stock were issued to the owner of Shandong Greenpia, Mr. Ji Zhenwei on September 24, 2010 as part of acquisition cost. As of December 31, 2014, the 81,155 warrants issued to various service providers have expired.

For the years ended December 31, 2014 and 2013, the Company transferred $4,642,404 and $1,474,019 from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

For the year ended December 31, 2014, the Company issued 300,000 shares to a consulting company as its financial advisor for management consulting and advisory services.

As detailed in the table below, the total number of outstanding shares at December 31, 2014 was 34,916,714.

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
New shares issued to employees per stock incentive plan		10/5/2012	108,840
New shares issued to service provider during 2014		8/22/2014	300,000
Common stock at 12/31/2014			34,916,714

Warrants and options	Number of warrants	Issuance date	Expiration date
Warrants issued to investors in 2009 PIPE - Series A	1,753,909	10/28/2009	4/28/2015
Total warrants	1,753,909

16.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the following:

(1)	19.8% equity of Shandong Lorain held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

(2)	49% equity of the Athena Group held by Biobranco II, Alcides Branco, and Nuno Branco.

17.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of December 31, 2014 and 2013:

Category	12/31/2014	12/31/2013
		114,709,00
Chestnut	$123,037,895	$5
Convenience food	58,874,609	62,213,432
Frozen food	35,641,156	38,357,348
		215,279,78
Total	$217,553,660	$5

Revenue by geography consisted of the following as of December 31, 2014 and 2013:

Country	12/31/2014	12/31/2013
Australia	$206,241	$59,317
Austria	43,390	-
Belgium	1,624,771	4,296,553
Canada	-	142,620
China		158,785,05
	138,834,016	3
France	25,665,791	2,282,220
Germany	993,899	1,232,648
Hong Kong	329,163	164,921
Israel	88,845	566,651
Italy	1,059,609	-
Japan	22,131,837	25,763,794
Malaysia	2,797,391	1,663,077
Netherlands	5,760	808,505
New Zealand	62,321	-
Philippines	811,391	614,276
Poland	-	115,672
Portugal	5,930,655	3,557,232
Reunion	66,181	-
Russia	-	118,795
Saudi Arabia	2,470,578	-
Singapore	2,359,656	2,413,137
South Korea	7,225,153	9,335,811
Spain	318,661	-
Taiwan	545,191	108,946
Thailand	948,165	604,268
United Kingdom	2,182,436	1,269,986

United States	835,231	1,361,680
Vietnam	-	14,623
Others	17,328	-
Total	$217,553,660	$215,279,785

18.	INCOME TAXES

All of the Company’s operations are in the PRC, France, and Portugal, and in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

•	PRC tax rate is 25%.
•	France tax rate is 33.3%
•	Portugal tax rate is 23%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the periods ended December 31, 2014 and 2013:

	12/31/2014	12/31/2013
Income attributed to PRC & Europe	$8,397,757	$23,547,394
Loss attributed to US	(901,923)	(285,062)
Income before tax	7,495,834	23,262,332

PRC Statutory Tax at 25% Rate	3,089,712	5,573,756
Effect of tax exemption granted	-	-
Income tax	$3,089,712	$5,573,756

Per Share Effect of Tax Exemption

	12/31/2014	12/31/2013

Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	34,808,221	34,616,714
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended December 31, 2014 and 2013:

	12/31/2014	12/31/2013
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	16.22%	-1.04%
The Company’s effective tax rate	41.22%	23.96%

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

The Company has accrued a deferred tax asset as a result of its net operating loss as of and before December 31, 2014 because the Company planned to setup operations in the United States. The company anticipates that the operations within the United States will generate income in the future so that it will be able to take full advantage of the accrued tax asset. Accordingly the Company has not provided a valuation allowance for the accrued tax asset.

The Company’s detailed tax rates for its Chinese subsidiaries for 2014 and 2013 in the following table:

	China Income Tax
	Rate
Subsidiary	2014	2013
Junan Hongran	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	25%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

19.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	For the year ended
	December 31,
	2014	2013

Basic Earnings Per Share Numerator
Net Income	$3,752,524	$16,633,895
Income Available to Common Stockholders	$3,752,524	$16,633,895

Diluted Earnings Per Share Numerator
Income Available to Common
Stockholders	$3,752,524	$16,633,895

Income Available to Common Stockholders on Converted Basis	$3,752,524	$16,633,895

Original Shares:	34,616,714	34,616,714
Additions from Actual Events
-Issuance of Common Stock	300,000	-
Basic Weighted Average Shares Outstanding	34,808,221	34,616,714

Dilutive Shares:
Additions from Potential Events
-Exercise of Investor Warrants & Placement Agent Warrants	-	-
- Exercise of Employee & Director Stock Options	-	-
Diluted Weighted Average Shares Outstanding:	34,808,221	34,616,714

Earnings Per Share
- Basic	$0.11	$0.48
- Diluted	$0.11	$0.48

Weighted Average Shares Outstanding
- Basic	34,808,221	34,616,714
- Diluted	34,808,221	34,616,714

20.	SHARE BASED COMPENSATION

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

On February 19, 2014 the Company’s board of directors approved the 2014 Equity Incentive Plan (“2014 Plan”). Subject to adjustment as provided in the 2014 Plan, the total number of shares of Common Stock reserved and available for delivery in connection with awards under the 2014 Plan is 3,000,000. Currently there are no shares or options granted under the 2014 Plan. The Company will not grant any awards until the 2014 Plan has been approved by the stockholders in compliance with the NYSE Amex Company Guide and favorable federal income tax treatment for grants of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. On June 9, 2014, the 2014 Plan was approved at the annual stockholders' meeting of the Company. This 2014 Plan replaces the Company’s 2009 Incentive Stock Plan (the “Prior Plan”) and no additional stock awards shall be granted under the Prior Plan. All outstanding stock awards granted under the Prior Plan shall remain subject to the terms of the Prior Plan with respect to which they were originally granted.

No tax benefit has yet been accrued or realized. For years ended December 31, 2014 and 2013, the Company has yet to repatriate its earnings. Accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

For the years ended December 31, 2014 and 2013, the Company did not grant any stock options.

21.	LEASE COMMITMENTS

(a.)

The Company entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at December 31, 2014 are shown in the following table:

From	To	Lease payment
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$334,696

The outstanding lease commitment as of December 31, 2014 was $334,696.

The minimum future lease payments for this property at December 31, 2013 are shown in the following table:

From	To	Lease payment
1/1/2014	12/31/2014	$92,685
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
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

The minimum future lease payments for these properties at December 31, 2014 are shown in the following tables:

From	To	Greenhouse 1	From	To	Greenhouse 2	From	To	Greenhouse 3
1/1/2015	12/31/2015	$78,128	1/1/2015	12/31/2015	$95,114	1/1/2015	12/31/2015	11,339
1/1/2016	12/31/2016	78,128	1/1/2016	12/31/2016	95,114	1/1/2016	12/31/2016	11,339
1/1/2017	12/31/2017	78,128	1/1/2017	12/31/2017	95,114	1/1/2017	12/31/2017	11,339
1/1/2018	12/31/2018	78,128	1/1/2018	12/31/2018	95,114	1/1/2018	12/31/2018	11,339
1/1/2019	12/31/2019	78,128	1/1/2019	12/31/2019	95,114	1/1/2019	12/31/2019	11,339
1/1/2020	12/31/2020	78,128	1/1/2020	12/31/2020	95,114	1/1/2020	12/31/2020	11,339
1/1/2021	12/31/2021	78,128	1/1/2021	12/31/2021	95,114	1/1/2021	12/31/2021	11,339
1/1/2022	12/31/2022	78,128	1/1/2022	12/31/2022	95,114	1/1/2022	12/31/2022	11,339
1/1/2023	12/31/2023	85,773	1/1/2023	12/31/2023	102,527	1/1/2023	12/31/2023	12,097
1/1/2024	12/31/2024	89,289	1/1/2024	12/31/2024	105,683	1/1/2024	12/31/2024	12,757
1/1/2025	12/31/2025	89,289	1/1/2025	12/31/2025	105,683	1/1/2025	12/31/2025	12,757
1/1/2026	12/31/2026	89,289	1/1/2026	12/31/2026	105,683	1/1/2026	12/31/2026	12,757
1/1/2027	12/31/2027	89,289	1/1/2027	12/31/2027	105,683	1/1/2027	12/31/2027	12,757
1/1/2028	12/31/2028	89,289	1/1/2028	12/31/2028	105,683	1/1/2028	12/31/2028	12,757
1/1/2029	12/31/2029	89,289	1/1/2029	12/31/2029	105,683	1/1/2029	12/31/2029	12,757
1/1/2030	12/31/2030	89,289	1/1/2030	12/31/2030	105,683	1/1/2030	12/31/2030	12,757
1/1/2031	12/31/2031	89,289	1/1/2031	12/31/2031	105,683	1/1/2031	12/31/2031	12,757
1/1/2032	12/31/2032	89,289	1/1/2032	12/31/2032	105,683	1/1/2032	12/31/2032	12,757
1/1/2033	4/25/2033	42,261	1/1/2033	5/19/2033	50,322	1/1/2033	6/19/2033	5,530
		$1,556,659			$1,864,908			$223,152

The outstanding lease commitments for the three greenhouses as of December 31, 2014 was $3,644,719.

The minimum future lease payments for these properties at December 31, 2013 are shown in the following tables:

From	To	Greenhouse 1	From	To	Greenhouse 2	From	To	Greenhouse 3
1/1/2014	12/31/2014	$78,128	1/1/2014	12/31/2014	$95,114	1/1/2014	12/31/2014	$11,339
1/1/2015	12/31/2015	78,128	1/1/2015	12/31/2015	95,114	1/1/2015	12/31/2015	11,339
1/1/2016	12/31/2016	78,128	1/1/2016	12/31/2016	95,114	1/1/2016	12/31/2016	11,339
1/1/2017	12/31/2017	78,128	1/1/2017	12/31/2017	95,114	1/1/2017	12/31/2017	11,339
1/1/2018	12/31/2018	78,128	1/1/2018	12/31/2018	95,114	1/1/2018	12/31/2018	11,339
1/1/2019	12/31/2019	78,128	1/1/2019	12/31/2019	95,114	1/1/2019	12/31/2019	11,339
1/1/2020	12/31/2020	78,128	1/1/2020	12/31/2020	95,114	1/1/2020	12/31/2020	11,339
1/1/2021	12/31/2021	78,128	1/1/2021	12/31/2021	95,114	1/1/2021	12/31/2021	11,339
1/1/2022	12/31/2022	78,128	1/1/2022	12/31/2022	95,114	1/1/2022	12/31/2022	11,339
1/1/2023	12/31/2023	85,773	1/1/2023	12/31/2023	102,527	1/1/2023	12/31/2023	12,097
1/1/2024	12/31/2024	89,289	1/1/2024	12/31/2024	105,683	1/1/2024	12/31/2024	12,757
1/1/2025	12/31/2025	89,289	1/1/2025	12/31/2025	105,683	1/1/2025	12/31/2025	12,757
1/1/2026	12/31/2026	89,289	1/1/2026	12/31/2026	105,683	1/1/2026	12/31/2026	12,757
1/1/2027	12/31/2027	89,289	1/1/2027	12/31/2027	105,683	1/1/2027	12/31/2027	12,757
1/1/2028	12/31/2028	89,289	1/1/2028	12/31/2028	105,683	1/1/2028	12/31/2028	12,757
1/1/2029	12/31/2029	89,289	1/1/2029	12/31/2029	105,683	1/1/2029	12/31/2029	12,757
1/1/2030	12/31/2030	89,289	1/1/2030	12/31/2030	105,683	1/1/2030	12/31/2030	12,757
1/1/2031	12/31/2031	89,289	1/1/2031	12/31/2031	105,683	1/1/2031	12/31/2031	12,757
1/1/2032	12/31/2032	89,289	1/1/2032	12/31/2032	105,683	1/1/2032	12/31/2032	12,757
1/1/2033	4/25/2033	42,261	1/1/2033	5/19/2033	50,322	1/1/2033	6/19/2033	5,530
		$1,634,787			$1,960,022			$234,491

The outstanding lease commitments for the three greenhouses as of December 31, 2013 was $3,829,300.

22.	SUBSEQUENT EVENTS

On March 12, 2015, the Company and Jade Lane Group Limited entered into an agreement to repayment terms of the promissory note in the amount of $3,500,000 issued to the Company on March 13, 2014. The Company agreed to repay the promissory note in form of both cash payment of $791,433 and conversion of 2,355,276 shares of common stock at a conversion price of $1.15 per share.

23.	CONTINGENCIES AND LITIGATION

There is a lawsuit currently pending in Linyi City Intermediate People's Court of Shandong Province, which was filed by Shandong Lorain, a subsidiary of the Company, against Junan Hengji Real Estate Development Co., Ltd. ("Junan Hengji") in November 2013. Subsequently, Shandong Lorain added Jiangsu Hengan Industrial Investment Group Co., Ltd. ("Hengan Investment") as a co-defendant.

In September 2010, Shandong Lorain and Junan Hengji entered into a cooperative development agreement (the "Agreement") and in March 2011, Heng An Investment, an affiliated company of Junan Hengji also entered into the Agreement with Shandong Lorain to jointly develop the project with Junan Hengji. Pursuant to the Agreement. Junan Henji and Heng An Investment are required to pay Shandong Lorain a total RMB 20 million (approximately $3,225,806) fixed return according to the development status of the project developed by Junan Hengji and Heng An Investment. The payment was due and unpaid to Shandong Lorain. Shandong Lorain and the Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out of pocket expenses paid by Junan Hengji as well as the litigation fee that is required to be paid to the court based upon the amount claimed. Eventually, Shandong Lorain decided to file the lawsuit with Linyi City Intermediate People's Court to claim a fixed return of RMB 10 million (approximately $1,612,903) first.

In January 2014, the court had its first trial session. During the trial, Heng An Investment filed a counterclaim against Shandong Lorain for repayment of out of pocket expenses which would off-set the entire fixed return plus additional unpaid expense of RMB 4,746,927 (approximately $765,633). Shandong Lorain responded that Heng An Investment does not have standing to file the counter-claim because the out of pocket payments were made by Junan Hengji. In November 2014, the court had a second trial session and completed its discovery process and the Company is waiting for the judgment of the court.

24.	RISKS

A. Credit risk

Since the Company’s inception, the age of account receivables have been less than one year indicating that the Company is subject to minimal risk borne from credit extended to customers.

B.	Interest risk

The company is subject to interest rate risk when short term loans become due and require refinancing.

C.	Economic and political risks

The Company’s operations are mainly conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

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