Form 10-Q
period 2015-03-31
American Lorain CORP
filed 2015-05-15
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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
Yes [_] No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of May 11, 2015 was 37,271,990

FORM 10-Q
For the Quarterly Period Ended March 31, 2015

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

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

5.    “Junan Hongrun” refers to Junan Hongrun Foodstuff Co., Ltd.

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

13.  “China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong and Macau).

ITEM 1. Financial Statements

AMERICAN LORAIN CORPORATION

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2015 AND DECEMBER 31, 2014
(Stated in US Dollars)

		(Audited)
	At March 31,	At December 31,
ASSETS	2015	2014
Current assets
Cash and cash equivalents	$36,746,627	$30,279,988
Restricted cash	7,860,992	4,195,114
Trade accounts receivable	36,069,804	58,806,466
Other receivables	6,284,804	8,183,485
Inventory	64,627,138	51,648,160
Advance to suppliers	36,716,401	42,479,437
Prepaid expenses and taxes	3,885,910	2,758,334
Security deposits and other assets	3,926,851	3,578,514
Total current assets	$196,118,527	$201,929,498

Non-current assets
Investment	3,273,805	3,258,125
Property, plant and equipment, net	88,360,596	89,148,530
Construction in Progress, net	14,418,978	14,340,145
Intangible assets, net	17,408,819	17,537,868
Goodwill	9,516,252	10,327,553
TOTAL ASSETS	$329,096,977	$336,541,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$36,789,382	$41,645,100
Notes payable	3,479,233	6,005,430
Convertible promissory note	3,500,000	3,500,000
Long-term debt – current portion	37,862,939	19,226,094
Accounts payable	12,286,760	10,071,009
Taxes payable	2,559,484	4,320,470
Accrued liabilities and other payables	5,361,090	4,153,054
Related party payable	1,746,264	2,433,300
Deferred tax liabilities	30,686	70,545
Customers deposits	188,693	61,428
Total current liabilities	$103,804,531	$91,486,430

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2015 AND DECEMBER 31, 2014
(Stated in US Dollars)

		(Audited)
	At March 31,	At December 31,
	2015	2014

Long-term liabilities
Long-term bank loans	728,487	2,707,587
Notes payable and debenture	16,369,023	32,581,249
TOTAL LIABILITIES	$120,902,041	$126,775,266

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	-	-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 34,916,714 shares and 34,916,714 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	34,917	34,917
Additional paid-in capital	53,853,089	53,853,089
Statutory reserves	23,038,917	23,038,917
Retained earnings	98,524,449	99,021,555
Accumulated other comprehensive income	20,295,625	20,796,420
Non-controlling interests	12,447,939	13,021,555

TOTAL STOCKHOLDER’S EQUITY	$208,194,936	$209,766,453

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$329,096,977	$336,541,719

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2015 AND 2014
(Stated in US Dollars)

	For the three months period
	ended March 31,
	2015	2014

Net revenues	$37,557,311	$31,689,458
Cost of revenues	31,939,605	25,584,237
Gross profit	$5,617,706	$6,105,221

Operating expenses
Selling and marketing expenses	2,119,464	1,074,791
General and administrative expenses	2,616,204	2,089,541
	4,735,668	3,164,332

Operating income	$882,038	$2,940,889

Government subsidy income	256,997	1,508,250
Interest income	72,823	16,056
Other income	293,654	88,940
Other expenses	(381,089)	(134,140)
Interest expense	(1,715,479)	(1,924,973)

Earnings/(loss) before tax	$(591,056)	$2,495,022

Income tax	479,666	749,865

Net income/(loss)	$(1,070,722)	$1,745,157

Other comprehensive income/(loss):
Foreign currency translation gain/(loss)	(500,795)	(2,322,208)
Comprehensive Income/(Loss)	(1,571,517)	(577,051)

Net income/(loss) attributable to:
- Common stockholders	$(497,106)	$1,590,488
- Non-controlling interest	(573,616)	154,669
	$(1,070,722)	$1,745,157

Earnings/(loss) per share
- Basic	$(0.03)	$0.05
- Diluted	$(0.03)	$0.05

Weighted average shares outstanding
- Basic	34,916,714	34,616,714
- Diluted	34,916,714	34,616,714

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2015 AND 2014
(Stated in US Dollars)

	For the three months period
	ended March 31,
	2015	2014
Cash flows from operating activities
Net income/(Loss)	$(1,070,722)	$1,745,157
Depreciation of fixed assets	962,163	799,679
Amortization of intangible assets	91,500	91,027
Decrease in accounts and other receivables	23,046,341	17,095,217
(Increase) in inventories	(6,800,908)	(11,169,411)
(Increase) in prepayment	(1,149,165)	(1,425,371)
Decrease/(increase) in deferred tax asset	(12,590)	1,510
Increase/(decrease) in accounts and other payables	1,672,677	(118,439)
(Decrease) in related party payable	(456,739)	-
Net cash provided by operating activities	16,282,557	7,019,369

Cash flows from investing activities
Payment for acquisition of Athena Group	-	(2,100,000)
Purchase of plant and equipment	(253,581)	(44,031)
Payment for the purchase of land use rights	(57,042)	148,041
(Increase) in restricted cash	(3,629,825)	(1,739,537)
(Increase)/decrease in deposit	(385,201)	27,098
Net cash used in investing activities	(4,325,649)	(3,708,429)
Cash flows from financing activities
Repayment of bank borrowings	(13,290,247)	(14,050,278)
Proceeds from bank borrowings and debentures	7,660,798	18,423,090
Repayment of long-term borrowings and notes payable	-	3,500,000
Net cash provided by/(used in) financing activities	$(5,629,449)	$7,872,812

Net Increase/(decrease) of Cash and Cash Equivalents	6,327,459	11,183,752

Effect of foreign currency translation on cash and cash equivalents	139,180	(2,322,208)

Cash and cash equivalents–beginning of period	30,279,988	33,857,193
Cash and cash equivalents–end of period	$36,746,627	$42,718,737

Supplementary cash flow information:
Interest received	$72,823	$16,056
Interest paid	$606,630	$3,233,145
Income taxes paid	$787,789	$3,053,632

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2015 AND YEAR ENDED DECEMBER 31, 2014
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total
Balance, January 1, 2014	34,616,714	34,617	53,487,389	18,396,513	99,257,837	20,928,244	11,003,908	203,108,508
Net income	-	-	-	-	3,752,524	-	-	3,752,524
Increase in non-controlling interests from
acquisition of Athena Group	-	-	-	-	-	-	2,671,245	2,671,245
Issuance of share based compensation	300,000	300	365,700	-	-	-	-	366,000
Appropriations to statutory reserve	-	-	-	4,642,404	(4,642,404)	-	-	-
Allocation to non-controlling interests	-	-	-	-	653,598	-	(653,598)	-
Foreign currency translation adjustment	-	-	-	-	-	(131,824)		(131,824)
Balance, December 31, 2014	34,916,714	34,917	53,853,089	23,038,917	99,021,555	20,796,420	13,021,555	209,766,453

Balance, January 1, 2015	34,916,714	34,917	53,853,089	23,038,917	99,021,555	20,796,420	13,021,555	209,766,453
Net income	-	-	-	-	(1,070,722)	-	-	(1,070,722)
Allocation to non-controlling interests	-	-	-	-	573,616	-	(573,616)	-
Foreign currency translation adjustment	-	-	-	-	-	(500,795)	-	(500,795)
Balance, March 31, 2015	34,916,714	34,917	53,853,089	23,038,917	98,524,449	20,295,625	12,447,939	208,194,936

See Accompanying Notes to the Financial Statements and Accountant’s Report

1.	ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPAL ACTIVITIES

(a)	Organization history of American Lorain Corporation (formerly known as Millennium Quest, Inc.)

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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the three month period ended March 31, 2015 in order to be consistent with the presentation provided for the year ended December 31, 2014. There was no impact on earnings for the regrouping.

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

As of March 31, 2015, the detailed identities of the consolidating subsidiaries are as follows:

		Attributable
	Place of	equity	Registered
Name of Company	incorporation	interest %	capital
International Lorain Holding Inc.	Cayman Islands	100	$ 50,938,355
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	48,976,118
Shandong Lorain Co., Ltd.	PRC	80.2	13,235,992
Beijing Lorain Co., Ltd.	PRC	100	1,636,902
Luotian Lorain Co., Ltd.	PRC	100	4,146,077
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,502,240
Dongguan Lorain Co., Ltd.	PRC	100	163,690
Athena	France	51	13,836
Conserverie Minerve	France	51	470,429
Sojafrais	France	51	5,534
SCI Siam	France	51	844
SCI Giu Long	France	51	5,534
Cacovin	Portugal	51	304,395

(c)	Use of estimates

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

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with a salvage value of 10%. Estimated useful lives of the plant and equipment are as follows:

Buildings	20-40 years
Landscaping, plant and tree	30 years
Machinery and equipment	1-10 years
Motor vehicles	10 years
Office equipment	5 years

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.The Company believes no impairment has occurred to its assets during 2015.

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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $0 and $4,642,404 from retained earnings to statutory reserves for the three months ended March 31, 2015 and year ended December 31, 2014. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

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

	3/31/2015	12/31/2014	3/31/2014
Year end RMB: US$ exchange rate	6.1091	6.1385	6.1619
Annual/period average RMB: US$ exchange rate	6.1358	6.1432	6.1156
Year-end EUR: US$ exchange rate	0.9215	0.8826	0.7271
Annual/period average EUR: US$ exchange rate	0.8871	0.7773	0.7297

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the period ended March 31, 2015, no warrants were issued nor were options granted. For the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. For the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. As of March 31, 2015, 1,753,909 shares of Series A warrants are outstanding and all stock options to employees from the 2009 stock incentive program have expired. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti- dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

As of March 31, 2015 and December 31, 2014, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the periods ended March 31, 2015 and 2014 included net income and foreign currency translation adjustments.

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

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

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

The Company adopted ASU No. 2015-01 prospectively and has applied it to the presentation of the financial statements.

As of March 31, 2015, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

3.	RESTRICTED CASH

Restricted Cash represents interest bearing deposits placed with banks to secure banking facilities in the form of loans and notes payable. The restriction of funds is based on time. The funds that collateralize loans are held for 60 days in a savings account that pays interest at the prescribed national daily savings account rate. For funds that underlie notes payable, the cash is deposited in six month time deposits that pay interest at the national time deposit rate.

4.	TRADE ACCOUNTS RECEIVABLE

	3/31/2015	12/31/2014
Trade accounts receivable	$41,359,598	$64,726,091
Less: Allowance for doubtful accounts	(5,289,794)	(5,919,625)
	$36,069,804	$58,806,466

Allowance for bad debt:	3/31/2015	12/31/2014
Beginning balance	$(5,919,625)	$(439,875)
Additions to allowance	-	(5,479,750)
Bad debt written-off	629,831	-
Ending balance	$(5,289,794)	$(5,919,625)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of March 31, 2015 and December 31, 2014:

	3/31/2015	12/31/2014
Advances to employees for job/travel disbursements	1,675,493	2,623,067
Amount due by a non-related enterprise	190,156	162,907
Other non-related receivables	15,367	580,634
Other related party receivables	1,280,120	1,420,548
Short-term investment sale receivable	1,636,902	1,629,062
Vendor rebate receivable	1,486,766	1,767,267
	$6,284,804	$8,183,485

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

Specifically, the company uses available employees of the purchasing department to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. However none of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of March 31, 2015.

Related party receivables represented advances issued by management for job or travel disbursement in the normal course of business. The receivables had no impact on earnings. As with other employees, officers sign notes when cash is issued to them as job or travel disbursement. In order to satisfy certain criteria for obtaining the long-term loan with DEG, as noted in footnote 12, Junan Hongrun lent money to Mr. You, Huadong to purchase life insurance. Related party receivable amounts are disclosed as “other related party receivables” in other receivables.

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

As of March 31, 2015, a total of RMB 42,029,955 has been received and there was an unpaid balance of RMB 27,574,045. The Company filed litigation against Junan Hengji and Heng An Investment in 2014 for a claim of RMB 10,000,000, which is half of the original guaranteed profit of RMB 20,000,000. The Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out of pocket expenses paid by Junan Hengji, and the litigation fee that is required to be paid to the court by Shandong Lorain based upon the amount claimed for disputes between the parties. Shandong Lorain decided to file the lawsuit with the Linyi City Intermediate People's Court to claim a fixed return of RMB 10 million (approximately $1,636,902). On March 21, 2015, Shandong Lorain received the Linyi City Intermediate People's Court decision that rejected Shandong Lorain's claim for RMB 10,000,000 against Junan Hengji. On April 3rd, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province and the case is still in the process. The balance of the claim was deemed to be uncollectable and was written off as a loss. As of March 31, 2015, RMB 10,000,000 (USD 1,636,902) is due and payable to the Company since the decision from the lower court doesn't become effective until the appeal procedure is completed or expired.

6.	INVENTORIES

Inventories consisted of the following as of March 31, 2015 and December 31, 2014:

	3/31/2015	12/31/2014
Raw materials	$36,229,526	$28,557,607
Finished goods	28,397,612	23,090,553
	$64,627,138	$51,648,160

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of March 31, 2015 and December 31, 2014:

	3/31/2015	12/31/2014
At Cost:
Buildings	$87,489,762	$87,751,232
Land	207,945	232,946
Landscaping, plant and tree	10,976,339	10,923,768
Machinery and equipment	21,256,981	21,853,334
Office equipment	1,071,973	1,095,590
Motor vehicles	638,275	654,324
	$121,641,275	$122,511,194
Less: Accumulated depreciation
Buildings	(14,543,414)	(14,479,949)
Landscaping, plant and tree	(4,280,125)	(4,021,153)
Machinery and equipment	(12,831,838)	(13,181,519)
Office equipment	(1,191,608)	(1,252,846)
Motor vehicles	(433,694)	(427,197)
	(33,280,679)	(33,362,664)

	$88,360,596	$89,148,530

Landscaping, plants, and trees account for the orchards that the Company has developed for agricultural operations. These orchards as well as the young trees which were purchased as nursery stock are capitalized into fixed assets. The depreciation is then calculated on a 30-year straight-line method when production in commercial quantities begins. The orchards have begun production in small quantities and the Company has accounted for depreciation commencing July 1, 2010. In 2013, the Company began leasing three greenhouses to grow seasonal crops in order to lower cost. Depreciation expense for the three month periods ended March 31, 2015 and 2014 was $962,163 and $799,679, respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of March 31, 2015 and December 31, 2014:

	12/31/2014	12/31/2014
Land use rights, at cost	$17,604,690	$17,520,374
Utilities rights, at cost	50,920	50,676
Software, at cost	468,311	451,863
Patent, at cost	1,412,287	1,581,891
	19,536,208	19,604,804

Less: Accumulated amortization	(2,127,389)	(2,066,936)
	$17,408,819	$17,537,868

All land owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. Amortization expense for the periods ended March 31, 2015 and 2014 was $91,500 and $91,027, respectively.

9.	BANK LOANS

Bank loans include bank overdrafts, short-term bank loans, and the current portion of long-term loans, which consisted of the following as of March 31, 2015 and December 31, 2014:

Bank Overdrafts	3/31/2015	12/31/2014

CIC Lorient Enterprises,
Interest rate of EURIBOR+1.70% due within 3 months Credit Agricole,	$75,405	$380,106
Interest rate of EURIBOR+1.70% due within 3 months BNP Paribas,	189,661	214,146
Interest rate of EURIBOR+1.70% due within 3 months LCL Banque et Assurance,	214,302	-
Interest rate of EURIBOR+1.70% due within 3 months Société Générale,	-	105,508
Interest rate of EURIBOR+1.70% due within 3 months Banque Tarneud,	94,593	285,621
Interest rate of EURIBOR+1.70% due within 3 months BPI France,	680,818	548,537
Interest rate of EURIBOR+1.70% due within 3 months HSBC,	865,293	1,151,975
Interest rate of EURIBOR+1.70% due within 3 months GE,	544	22,963
Interest rate of EURIBOR+1.70% due within 3 months BES,	-	2,043
Interest rate of EURIBOR+1.70% due within 3 months	-	263

Banco Portugues de Negocios	1,664	1,864

Banco Espirito Santo	3,762	3,951

	$2,126,042	$2,716,977

Bank overdrafts are collateralized by inventory.

Short-term Bank Loans	3/31/2015	12/31/2014

Loan from Industrial and Commercial Bank of China,
• Interest rate at 7.28% per annum; due 3/4/2015	$-	$1,466,156
• Interest rate at 7.125% per annum; due 3/27/2015	-	4,072,656
• Interest rate at 1.74% per annum; due 4/10/2015	389,518	387,652
• Interest rate at 1.74% per annum; due 4/24/2015	900,195	895,884
• Interest rate at 1.49% per annum; due 5/8/2015	599,722	-
• Interest rate at 7.28% per annum; due 6/5/2015	1,014,879	1,010,019
• Interest rate at 7.28% per annum; due 7/1/2015	1,309,522	-
• Interest rate at 6.50% per annum; due 10/14/2015	982,141	977,437
• Interest rate at 7.20% per annum; due 11/2/2015	1,636,902	1,629,062
• Interest rate at 6.72% per annum; due 12/1/2015	1,636,902	1,629,062

Loan from China Minsheng Bank Corporation, Linyi Branch
• Interest rate at 7.8% per annum due 1/17/2015	-	1,629,062
• Interest rate at 7.8% per annum due 2/26/2015	-	814,531

Loan from Agricultural Bank of China, Junan Branch
• Interest rate at 7.8% per annum due 8/14/2015	1,636,902	1,629,062
• Interest rate at 7.28% per annum due 1/22/2016	2,340,770	-

Loan from Agricultural Bank of China, Luotian Branch
• Interest rate at 7.8% per annum due 8/25/2015	2,127,973	2,117,781
• Interest rate at 7.28% per annum due 3/24/2015	-	1,629,062

China Agricultural Development Bank

•Interest rate at 6.0% per annum due 1/7/2015	-	733,078
•Interest rate at 6.0% per annum due 9/1/2015	818,451	814,531
•Interest rate at 5.6% per annum due 1/6/2016	818,451	-

Luotian Sanliqiao Credit Union,
• Interest rate at 9.36% per annum due 1/21/2015	-	162,906
• Interest rate at 9.72% per annum due 2/13/2016	491,070	-

Bank of Ningbo ,
• Interest rate at 7.80% per annum due 10/26/2015	1,636,902	1,629,062

Hankou Bank, Guanggu Branch,
• Interest rate at 6.95% per annum due 8/24/2015	1,636,902	1,629,062

Bank of Rizhao,
• Interest rate at 7.80% per annum due 1/17/2015	-	1,629,062
• Interest rate at 7.28% per annum due 1/19/2016	1,636,902	-

China Construction Bank,
• Interest rate at 6.16% per annum due 2/25/2015	-	814,531
• Interest rate at 6.60% per annum due 4/15/2015	802,082	798,241
• Interest rate at 6.60% per annum due 5/11/2015	523,809	521,300
• Interest rate at 6.60% per annum due 11/27/2015	818,451	814,531

Huaxia Bank,
• Interest rate at 7.8% per annum due 5/19/2015	1,636,902	1,629,062

City of Linyi Commercial Bank, Junan Branch,
• Interest rate at 9% per annum due 4/30/2015	608,839	-
• Interest rate at 8.4% per annum due 2/16/2016	1,636,907	-

Bank of China, Paris Branch
• Interest rate at 2.50% per annum due 10/26/2015	2,712,968	3,622,666
• Interest rate at 2.50% per annum due 10/26/2015	4,309,278	2,954,048
	$34,663,340	$37,639,506

The short-term loans, which are denominated in the functional currencies Renminbi (RMB) and Euros, were primarily obtained for general working capital. If not otherwise indicated in the below remarks, short-term loans are guaranteed by either companies within the group or personnel who hold a management role within the group.

10.	CURRENT PORTION – LONG TERM DEBT

Current portions of long-term debt consisted of the following as of March 31, 2015 and December 31, 2014:

BNP Paribas,
• Interest rate at 3.80% per annum due 3/14/2015	$-	$21,284
• Interest rate at 3.00% per annum due 7/15/2015	-	16,355
• Interest rate at 4.20% per annum due 12/20/2016	42,313	73,082

CIC Lorient Enterprises,
• Interest rate at 2.98% per annum due 12/20/2015	18,675	27,791
• Interest rate at 4.20% per annum due 12/20/2016	81,265	108,864

Credit Agricole,
• Interest rate at 4.20% per annum due 12/20/2016	73,266	108,864
• Interest rate at 1.85% per annum due 1/25/2017	29,559	42,947

LCL Banque et Assurance,
• Interest rate at 4.20% per annum due 12/20/2016	73,266	108,864

Banque Tarneud,
• Interest rate at 3.28% per annum due 10/30/2014	-	135,624
• Interest rate at 2.90% per annum due 4/30/2015	-	72,818

BPI France,
• Interest rate at 3.42% per annum due 12/20/2016	-	547,046

Société Générale,
• Interest rate at 2.90% per annum due 5/15/2016	-	25,078

	$318,344	$1,288,617

Current portions of notes payable and debentures consisted of the following as of March 31, 2015 and December 31, 2014:

	3/31/2015	12/31/2014

Note payable issued by Shanghai Pudong Development Bank
• Interest rate at 5.9% per annum due 12/28/2015	$13,095,219	$13,032,500
	$13,095,219	$13,032,500

	3/31/2015	12/31/2014

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	$16,369,023	$13,032,500
	$16,369,023	$13,032,500

Current portions of long-term debt consisted of the following as of March 31, 2015 and December 31, 2014:
	3/31/2015	12/31/2014

Loans from China Development Bank
• Interest rate at 7.07% per annum due 5/20/2015	$1,145,831	$1,140,344
• Interest rate at 7.07% per annum due 9/24/2015	1,309,522	1,303,250

Loans from Deutsche Investitions-und
Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 9/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 3/15/2016	1,875,000	-
	$8,080,353	$6,193,594

Total	$37,862,939	$19,226,094

11.	NOTES PAYABLE AND CONVERTIBLE PROMISSORY NOTE

Notes Payable consisted of the following as of March 31, 2015 and December 31, 2014:

	3/31/2015	12/31/2014

Notes payable issued by Hankou Bank,
• Interest rate at 5.55% per annum due 3/24/2015	$-	$1,629,062

Notes payable issued by BNP Paribas,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	723,460	972,527

Notes payable issued by CIC Lorient Enterprises,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	1,102,670	1,434,476

Notes payable issued by Credit Agricole,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	524,508	705,081

Notes payable issued by LCL Banque et Assurance,
• Interest rate at EURIBOR + 1.7% per annum due within 1 months	629,409	705,081

Notes payable issued by Société Générale,
• Interest rate at EURIBOR + 1.7% per annum due within 1 months	499,186	559,203

	$3,479,233	$6,005,430

The Notes Payable are guaranteed by third party guarantors.

Convertible Promissory Note consisted of the following as of March 31, 2015 and December 31, 2014:

	3/31/2015	12/31/2014

Note issued by Jade Lane Group Limited
• Interest rate at 4.50% per annum due 3/13/2015	$3,500,000	$3,500,000
	$3,500,000	$3,500,000

Under the terms of the Note, interest on the outstanding Principal Amount accrues at a rate of 4.5% per annum, and all accrued but unpaid interest is due and payable on December 31, 2014 and on the last day of each quarter thereafter. If the Note is not converted pursuant to the terms of the Note, additional interest on the outstanding Principal Amount shall accrue at a rate of 4.5% per annum and is payable at the maturity of the Note. Unless the Note is otherwise accelerated or converted, the unpaid Principal Amount of the Note, together with all accrued but unpaid interest, is due and payable, at the election of the Holder, on September 13, 2014 or March 13, 2015 (“Maturity Date”), provided, however, if Holder fails to notify the Company in writing by August 13, 2014 that it elects the maturity date of September 13, 2014, then the Maturity Date will be extended to March 13, 2015. The Company did not receive the notification from the Holder to elect the maturity date of December 31, 2014; therefore, the maturity date will be March 13, 2015. On March 12, 2015, the Company and Jade Lane Group Limited entered into an agreement to repayment terms of the promissory note in the amount of $3,500,000 issued to the Company on March 13, 2014. The Company agreed to repay the promissory note in form of both cash payment of $791,433 and conversion of 2,355,276 shares of common stock at a conversion price of $1.15 per share and shares have been issued to Jade Lane on April 20, 2015.

12.	TAXES PAYABLES

Taxes payable consisted of the following as of March 31, 2015 and December 31, 2014:

	3/31/2015	12/31/2014
Value added tax payable	$579,005	$1,664,596
Corporate income tax payable	666,940	996,629
Employee payroll tax withholding	34,457	442,382
Property tax payable	68,777	55,872
Stamp tax payable	1,486	1,478
Business tax payable	158,955	158,194
Land use tax payable	97,383	53,400

Capital gain tax payable	952,481	947,919
	$2,559,484	$4,320,470

13.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of March 31, 2015 and December 31, 2014:

	3/31/2015	12/31/2014
Accrued salaries and wages	$4,554	$303,751
Accrued utility expenses	31,909	25,631
Accrued interest expenses	2,340,773	1,359,472
Accrued transportation expenses	432,514	653,935
Other accruals	1,550,922	819,775
Business and other taxes	472,819	505,584
Disbursement payable	113,645	108,528
Accrued staff welfare	413,954	376,378
	$5,361,090	$4,153,054

14.	LONG-TERM DEBT

Non-current portions of long-term debt consisted of the following as of March 31, 2015 and December 31, 2014:

	3/31/2015	12/31/2014
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2016	$-	$1,875,000

BNP Paribas,
• Interest rate at 4.20% per annum due 12/20/2016	-	105,863

CIC Lorient Enterprises,
• Interest rate at 4.20% per annum due 12/20/2015	94,172	104,394
• Interest rate at 4.20% per annum due 12/20/2016	86,172

Credit Agricole,
• Interest rate at 4.20% per annum due 12/20/2016	94,172	104,394
• Interest rate at 1.85% per annum due 1/25/2017	34,874	38,887

LCL Banque et Assurance,
• Interest rate at 4.20% per annum due 12/20/2016	94,172	104,394

Société Générale,
• Interest rate at 2.90% per annum due 5/15/2016	-	10,665

Banco Portugue de Negocios,
• Interest rate at EURIBOR 3M+spread 2% per annum due 06/2024	300,889	337,064

Banco Espirito Santo
• Interest rate at EURIBOR 3M+spread 2% per annum due 06/2024	24,036	26,926
	$728,487	$2,707,587

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

(d.)	Undertake to provide a guarantee from the Shareholder in form and substance satisfactory to DEG.

Non-current portions of notes payable and debentures consisted of the following as of March 31, 2015 and December 31, 2014:

	3/31/2015	12/31/2014
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	16,369,023	16,290,625

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	-	16,290,624

	$16,369,023	$32,581,249

15.	CAPITALIZATION

Dating back to May 3, 2007, the Company underwent a reverse-merger and a concurrent financing transaction that resulted in 24,923,178 shares of outstanding common stock that remained unchanged through December 31, 2007. In connection with the financing, the Company also issued 1,037,858 and 489,330 warrants to the PIPE investors and placement agent, respectively. During 2008, several holders of warrants issued in connection with the financing transaction exercised their rights to purchase shares at the prescribed exercise price. The holders of the warrants exercised the right to purchase a total of 360,207 shares; however, because the holders did not pay in cash for the warrants, 110,752 of those shares were cancelled as consideration in lieu of the warrant holders paying in cash. Ultimately, 249,455 of new shares were issued to those who exercised their warrants. The Company also made an adjustment to its outstanding share count for rounding errors as a result of the split and reverse splits made at the time of the reverse merger. The number of shares in the adjustment was an addition of seven shares. The Company believes the adjustment of seven shares is immaterial to both prior and current earnings per share calculation.

During the year 2009, the Company issued 56,393 shares of stock to its employees and vendors and 5,011,169 shares to investors. The Company issued 1,334,573 stock options to employees on July 28, 2009; 1,753,909 shares of Series A warrants and 501,115 shares of Series B warrants were issued to investors on October 28, 2009. As of December 31, 2014, 501,115 shares of Series B warrants and all stock options to employees from the 2009 stock incentive program have expired. As of March 31, 2015, 1,753,909 shares of Series A warrants are outstanding

During the year 2010, the Company issued 2,000 shares to a service provider on February 10, 2010 and 81,155 warrants to various service providers on January 5, 2010. The Company issued to investors 3,440,800 shares at an agreed price of $2.80 per share for a PIPE financing on September 10, 2010. This financing brought $8,955,730 net proceeds to the Company. The Company issued 5,000 shares to its employee on September 23, 2010. 731,707 shares of restricted stock were issued to the owner of Shandong Greenpia, Mr. Ji Zhenwei on September 24, 2010 as part of acquisition cost. As of December 31, 2014, 81,155 warrant shares issued to various service providers had expired.

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

As detailed in the table below, the total number of outstanding shares at March 31, 2015 was 34,916,714.

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
New shares issued to employees per stock incentive plan		10/5/2012	108,840
New shares issued to service provider during 2014		8/22/2014	300,000
Common stock at 3/31/2015			34,916,714

Warrants and options	Number of warrants or options	Inssuance date	Expitation date
Warrants issued to investors in 2009 PIPE - Series A	1,753,909	10/28/2009	4/28/2015
Total warrants and options	1,753,909

16.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the following:

(1) 19.8% equity of Shandong Lorain held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

(2) 49% equity of the Athena Group held by Biobranco II, Alcides Branco, and Nuno Branco.

17.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of March 31, 2015 and 2014:

Category	3/31/2015	3/31/2014
Chestnut	$16,062,304	$17,354,271
Convenience food	14,181,755	7,430,682
Frozen food	7,313,252	6,904,505
Total	$37,557,311	$31,689,458

Revenue by geography consisted of the following as of March 31, 2015 and 2014:

Country	3/31/2015	3/31/2014
Australia	$11,985	$-
Belgium	470,336	539,242
Canada	-	-
China	28,318,425	21,485,129
France	3,935,083	156,315
Germany	148,594	-
Hong Kong	62,888	48,644
Israel	-	52,938
Italy	130,722	-
Japan	2,354,750	2,091,541
Malaysia	174,152	330,060
Netherlands	2,709	-
Philippines	-	247,730
Portugal	125,951	2,768,464
Reunion	14,647	-
Saudi Arabia	-	111,381
Singapore	313,547	309,962
South Korea	524,425	2,581,086
Spain	109,585	-
Taiwan	91,898	80,496
Thailand	406,470	397,506
United Kingdom	278,626	447,493
United States	79,290	41,471
Others	3,228	-
Total	$37,557,311	$31,689,458

18.	INCOME TAXES

All of the Company’s operations are in the PRC, France, and Portugal, and in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

•	PRC tax rate is 25%.
•	France tax rate is 33.3%
•	Portugal tax rate is 23%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the periods ended March 31, 2015 and 2014:

	3/31/2015	3/31/2014
Income attributed to PRC & Europe	$(453,372)	$2,548,148
Loss attributed to US	(137,684)	(53,125)
Income before tax	(591,056)	2,495,023

PRC Statutory Tax at 25% Rate Effect of tax exemption granted	479,666	749,865 -

Income tax	$479,666	$749,865

Per Share Effect of Tax Exemption

	3/31/2015	3/31/2014

Effect of tax exemption granted	$-	$-

Weighted-Average Shares Outstanding Basic	34,916,714	34,616,714

Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended March 31, 2015 and 2014:

	3/31/2015	3/31/2014
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	-25.00%	5.05%
The Company’s effective tax rate	0.00%	30.05%

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays were terminated as of December 31, 2007. However, the PRC government has established a set of transition rules to allow enterprises that were already participating in tax holidays before January 1, 2008, to continue enjoying the tax holidays until they have been fully utilized.

The Company has accrued a deferred tax asset as a result of its net operating losses as of and before December 31, 2014 because the Company planned to setup operations in the United States. The company anticipates that the operations within the United States will generate income in the future so that it will be able to take full advantage of the accrued tax asset. Accordingly the Company has not provided a valuation allowance for the accrued tax asset.

The Company’s detailed tax rates for its Chinese subsidiaries for 2015 and 2014 in the following table are:

	China Income Tax
	Rate
Subsidiary	2015	2014
Junan Hongran	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	25%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

19.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	For the three month
	period ended March 31,
	2015	2014

Basic Earnings Per Share Numerator
Net Income	$(497,106)	$1,590,488

Income Available to Common
Stockholders	$(497,106)	$1,590,488

Diluted Earnings Per Share Numerator
Income Available to Common
Stockholders	$(497,106)	$1,590,488

Income Available to Common
Stockholders on Converted Basis	$(497,106)	$1,590,488

Original Shares:	34,916,714	34,616,714
Additions from Actual Events
-Issuance of Common Stock	-	-
Basic Weighted Average Shares Outstanding	34,916,714	34,616,714

Dilutive Shares:
Additions from Potential Events
-Exercise of Investor Warrants &
Placement Agent Warrants	-	-

- Exercise of Employee & Director Stock Options	-	-
Diluted Weighted Average Shares Outstanding:	34,916,714	34,616,714

Earnings Per Share
- Basic	$(0.03)	$0.05
- Diluted	$(0.03)	$0.05

Weighted Average Shares Outstanding
- Basic	34,916,714	34,616,714
- Diluted	34,916,714	34,616,714

20.	SHARE BASED COMPENSATION

On July 27, 2009, the Company’s Board of Directors adopted the American Lorain Corporation 2009 Incentive Stock Plan (the “Plan”). The Plan provides that the maximum number of shares of the Company’s common stock that may be issued under the Plan is 2,500,000 shares. The Company’s employees, directors, and service providers are eligible to participate in the Plan.

For the year ended December 31, 2009, the Company recorded a total of $166,346 of share-based compensation expense. The Company issued warrants that upon exercise would result in the issuance of 1,334,573 common shares. These stock options vest over three years, where 33.33% vest annually. The expense related to the stock options was $107,375. The Company also recorded expense of $58,971 for the issuance of 56,393 common shares to participants; these common shares vested immediately. Given the materiality and nature of share based compensation, the entire expense has been recorded as general and administrative expenses. For the year ended December 31, 2010, the Company recorded a total of $890,209 stock option and its related general and administrative expenses.

On February 19, 2014 the Company’s board of directors approved the 2014 Equity Incentive Plan (“2014 Plan”), which was approved at the annual stockholders meeting on June 9, 2014. Subject to adjustment as provided in the 2014 Plan, the total number of shares of Common Stock reserved and available for delivery in connection with awards under the 2014 Plan is 3,000,000. As of March 31, 2015, there are no shares or options granted under the 2014 Plan. This 2014 Plan replaces the Company’s 2009 Incentive Stock Plan (the “Prior Plan”) and no additional stock awards shall be granted under the Prior Plan. All outstanding stock awards granted under the Prior Plan shall remain subject to the terms of the Prior Plan with respect to which they were originally granted.

No tax benefit has yet been accrued or realized. For the period and year ended March 31, 2015 and December 31, 2014, the Company has yet to repatriate its earnings. Accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

For the period and year ended March 31, 2015 and December 31, 2014, the Company did not grant any stock options.

21.	LEASE COMMITMENTS

(a.)

The Company entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at March 31, 2015 are shown in the following table:

From	To	Lease payment
4/1/2015	12/31/2015	69,514
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$311,525

The outstanding lease commitment as of March 31, 2015 was $311,525.

The minimum future lease payments for this property at December 31, 2014 are shown in the following table:

From	To	Lease payment
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
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

The minimum future lease payments for these properties at March 31, 2015 are shown in the following tables:

From	To	Greenhouse 1	From	To	Greenhouse 2	From	To	Greenhouse 3
4/1/2015	12/31/2015	$58,596	4/1/2015	12/31/2015	$71,336	4/1/2015	12/31/2015	$8,504
1/1/2016	12/31/2016	78,128	1/1/2016	12/31/2016	95,114	1/1/2016	12/31/2016	11,339
1/1/2017	12/31/2017	78,128	1/1/2017	12/31/2017	95,114	1/1/2017	12/31/2017	11,339
1/1/2018	12/31/2018	78,128	1/1/2018	12/31/2018	95,114	1/1/2018	12/31/2018	11,339
1/1/2019	12/31/2019	78,128	1/1/2019	12/31/2019	95,114	1/1/2019	12/31/2019	11,339
1/1/2020	12/31/2020	78,128	1/1/2020	12/31/2020	95,114	1/1/2020	12/31/2020	11,339
1/1/2021	12/31/2021	78,128	1/1/2021	12/31/2021	95,114	1/1/2021	12/31/2021	11,339
1/1/2022	12/31/2022	78,128	1/1/2022	12/31/2022	95,114	1/1/2022	12/31/2022	11,339
1/1/2023	12/31/2023	85,773	1/1/2023	12/31/2023	102,527	1/1/2023	12/31/2023	12,097
1/1/2024	12/31/2024	89,289	1/1/2024	12/31/2024	105,683	1/1/2024	12/31/2024	12,757
1/1/2025	12/31/2025	89,289	1/1/2025	12/31/2025	105,683	1/1/2025	12/31/2025	12,757
1/1/2026	12/31/2026	89,289	1/1/2026	12/31/2026	105,683	1/1/2026	12/31/2026	12,757
1/1/2027	12/31/2027	89,289	1/1/2027	12/31/2027	105,683	1/1/2027	12/31/2027	12,757
1/1/2028	12/31/2028	89,289	1/1/2028	12/31/2028	105,683	1/1/2028	12/31/2028	12,757
1/1/2029	12/31/2029	89,289	1/1/2029	12/31/2029	105,683	1/1/2029	12/31/2029	12,757
1/1/2030	12/31/2030	89,289	1/1/2030	12/31/2030	105,683	1/1/2030	12/31/2030	12,757
1/1/2031	12/31/2031	89,289	1/1/2031	12/31/2031	105,683	1/1/2031	12/31/2031	12,757
1/1/2032	12/31/2032	89,289	1/1/2032	12/31/2032	105,683	1/1/2032	12/31/2032	12,757
1/1/2033	4/25/2033	42,261	1/1/2033	5/19/2033	50,322	1/1/2033	6/19/2033	5,530
		$1,537,127			$1,841,130			$220,317

The outstanding lease commitments for the three greenhouses as of March 31, 2015 aggregated to $3,598,574.

The minimum future lease payments for these properties at December 31, 2014 are shown in the following tables:

From	To	Greenhouse 1	From	To	Greenhouse 2	From	To	Greenhouse 3
1/1/2015	12/31/2015	$78,128	1/1/2015	12/31/2015	$95,114	1/1/2015	12/31/2015	11,339
1/1/2016	12/31/2016	78,128	1/1/2016	12/31/2016	95,114	1/1/2016	12/31/2016	11,339
1/1/2017	12/31/2017	78,128	1/1/2017	12/31/2017	95,114	1/1/2017	12/31/2017	11,339
1/1/2018	12/31/2018	78,128	1/1/2018	12/31/2018	95,114	1/1/2018	12/31/2018	11,339
1/1/2019	12/31/2019	78,128	1/1/2019	12/31/2019	95,114	1/1/2019	12/31/2019	11,339
1/1/2020	12/31/2020	78,128	1/1/2020	12/31/2020	95,114	1/1/2020	12/31/2020	11,339
1/1/2021	12/31/2021	78,128	1/1/2021	12/31/2021	95,114	1/1/2021	12/31/2021	11,339
1/1/2022	12/31/2022	78,128	1/1/2022	12/31/2022	95,114	1/1/2022	12/31/2022	11,339
1/1/2023	12/31/2023	85,773	1/1/2023	12/31/2023	102,527	1/1/2023	12/31/2023	12,097
1/1/2024	12/31/2024	89,289	1/1/2024	12/31/2024	105,683	1/1/2024	12/31/2024	12,757
1/1/2025	12/31/2025	89,289	1/1/2025	12/31/2025	105,683	1/1/2025	12/31/2025	12,757
1/1/2026	12/31/2026	89,289	1/1/2026	12/31/2026	105,683	1/1/2026	12/31/2026	12,757
1/1/2027	12/31/2027	89,289	1/1/2027	12/31/2027	105,683	1/1/2027	12/31/2027	12,757
1/1/2028	12/31/2028	89,289	1/1/2028	12/31/2028	105,683	1/1/2028	12/31/2028	12,757
1/1/2029	12/31/2029	89,289	1/1/2029	12/31/2029	105,683	1/1/2029	12/31/2029	12,757
1/1/2030	12/31/2030	89,289	1/1/2030	12/31/2030	105,683	1/1/2030	12/31/2030	12,757
1/1/2031	12/31/2031	89,289	1/1/2031	12/31/2031	105,683	1/1/2031	12/31/2031	12,757
1/1/2032	12/31/2032	89,289	1/1/2032	12/31/2032	105,683	1/1/2032	12/31/2032	12,757
1/1/2033	4/25/2033	42,261	1/1/2033	5/19/2033	50,322	1/1/2033	6/19/2033	5,530
		$1,556,659			$1,864,908			$223,152

The outstanding lease commitments for the three greenhouses as of December 31, 2014 was $3,644,719.

22.	Subsequent Events

None.

23.	CONTINGENCIES AND LITIGATIONS

There is a lawsuit currently pending in the Supreme Court of Shandong Province, which was initially filed by Shandong Lorain, a subsidiary of the Company, against Junan Hengji Real Estate Development Co., Ltd. ("Junan Hengji") in November 2013 at Linyi City Intermediate People's Court of Shandong Province (the "Linyi Court"). Shandong Lorain added Jiangsu Hengan Industrial Investment Group Co., Ltd. ("Hengan Investment") as a co-defendant after the case was first filed at Linyi Court.

In September 2010, Shandong Lorain and Junan Hengji entered into a cooperative development agreement (the "Agreement") and in March 2011, Heng An Investment, an affiliated company of Junan Hengji also entered into the Agreement with Shandong Lorain to jointly develop the project with Junan Hengji. Pursuant to the Agreement. Junan Henji and Heng An Investment are required to pay Shandong Lorain a total RMB 20 million (approximately $3,225,806) fixed return according to the development status of the project developed by Junan Hengji and Heng An Investment. The payment was due and unpaid to Shandong Lorain. Shandong Lorain and the Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out of pocket expenses paid by Junan Hengji as well as the litigation fee that is required to be paid to the court based upon the amount claimed. Eventually, Shandong Lorain decided to file the lawsuit with Linyi Court to claim a fixed return of RMB 10 million (approximately $1,636,902) first.

In January 2014, the Linyi Court had its first trial session. During the trial, Heng An Investment filed a counterclaim against Shandong Lorain for repayment of out of pocket expenses which would off-set the entire fixed return plus additional unpaid expense of RMB 4,746,927 (approximately $765,633). Shandong Lorain responded that Heng An Investment does not have standing to file the counter-claim because the out of pocket payments were made by Junan Hengji. In November 2014, the court had a second trial session and completed its discovery process. On March 21, 2015, Shandong Lorain received Linyi Court's decision that rejected Shandong Lorain's claim for RMB 10,000,000 against Junan Hengji. On April 3rd, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province and the case is still in the appeal process. The Company is confident that Shandong Lorain will prevail during the appeal process.

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

Management monitors changes in price levels. Historically inflation has not materially impacted the company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed on to the Company’s customers could adversely impact the Company’s results of operations.

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

  Convenience foods (including ready-to-cook, or RTC, foods, ready-to-eat, or RTE, foods and meals ready- to-eat, or MRE); and

  Frozen food products.

We conduct our production activities in China and through our majority-owned subsidiaries in France. Our products are sold in Chinese domestic markets as well as exported to foreign countries and regions such as Japan, South Korea and Europe. We derive most of our revenues from sales in China, France, Japan and South Korea. In 2015, our primary strategy is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia Pacific, Europe, and the Middle East. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there. We also plan to launch mass-consumed food product series whose market is highly fragmented in China.

Domestic sales in the first quarter of 2015 accounted for 75.8% of our sales as compared to 68.2% over the same period of last year. The increase of the revenue was mainly attributable to the fact that the sales of convenience food in domestic market during the period increased.

Outside China, sales in Europe increased rapidly and its revenue exceeded that achieved in the Asia-Pacific Region. In the first quarter of 2015 and 2014, respectively, approximately 41.7% and 60.2% of our international sales were in the Asia-Pacific Region and approximately 57.4% and 39.3% were in Europe. We have been giving increasing emphasis in recent years to building a stronger international sales network. Our acquisition in France marks an important step for American Lorain along with our sustained marketing and operating efforts in Japan as well as domestic China.

In the coming quarters, American Lorain anticipates higher demand for its traditional chestnut product line along with its fast growing convenience business line, including the bean products, lunch boxes, and pickle vegetables, etc..

Frozen foods sold primarily to selected export markets in Europe and supermarkets and wholesale customers in China. It contributed approximately 19.5% in revenues for the quarter compared to 21.8% in the first quarter of 2014.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the first quarter of 2015, the cost of our raw materials and purchased finished goods increased from $21.5 million to $25.2 million, as compared to the first quarter of 2014, for an increase of approximately 17.2%. We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

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

We funded approximately 39.9% of our working capital from the proceeds of short-term loans from Chinese and overseas banks in the first quarter of 2015, as compared to 26.6% over the same period last year. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our balance of short-term bank loans as of March 31, 2015 was approximately $36.8 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing 2010, the Chinese government is implementing more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we obtained a $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010 which we had fully drawn down in 2011. We completed three private placement financings in 2012 and 2013 with net proceeds of $13.0 million, $16.3 million and $16.3 million, respectively. In 2014, we issued $3.5 million convertible promissory note to an investor. Proceeds from cash drawn down from the DEG loan, the private placement transactions and convertible promissory note, together with cash generated from operations and short-term bank loans, have been primarily used to fund our working capital needs, as well as addition to our construction in progress and purchase of fixed assets.

We anticipate that our existing capital resources and cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements for 2015. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include obtaining alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are extremely difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table summarizes the results of our operations during the three-month periods ended March 31, 2015 and March 31, 2014, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended March 31,		Increase /	Increase /
			Decrease	Decrease
(In Thousands of USD)	2015	2014	($)	(%)
Net revenues	37,558	31,689	5,869	18.5%
Cost of revenues	-31,940	-25,584	6,356	24.8%
Gross profit	5,618	6,105	-487	-8.0%
Operating expenses
Selling and marketing expenses	-2,119	-1,075	1,044	97.1%
General and administrative expenses	-2,616	-2,089	527	25.2%
Operating Income	883	2,941	-2,058	-70.0%
Government subsidy income	257	1,508	-1,251	-83.0%
Interest and other income	366	105	261	248.6%
Other expenses	-381	-134	247	184.3%
Interest expense	-1,716	-1,925	-209	-10.9%
Earnings before tax	-591	2,495	-3,086	-123.7%
Income tax	-480	-750	-270	-36.0%
Income before non-controlling interests	-1,071	1,745	-2,816	-161.4%
Non-controlling interests	-574	155	-729	-470.3%
Net income	-497	1,590	-2,087	-131.3%

Revenue

Net Revenues. Our net revenue for the three months ended March 31, 2015 amounted to $37.6 million, which represents an increase of approximately $5.9 million, or 18.5%, from the three-month period ended on March 31, 2014, in which our net revenue was $31.7 million. The overall increase was attributable to the increase/decease in sales of each of our product segments, as reflected in the following table:

	Three
	months
	ended
(in thousands of U.S. dollars)	3/31/2015	3/31/2014
Category	($)	($)	($)	(%)
Chestnut	16,062,304	17,354,271	- 1,291,967	-7.4%
Convenience food	14,181,755	7,430,682	6,751,073	90.9%
Frozen food	7,313,252	6,904,505	408,747	5.9%
Total	37,557,311	31,689,458	5,867,853	18.5%

Cost of Revenues. During the three months ended March 31, 2015, we experienced an increase in cost of revenue of $6.3 million, in comparison to the three months ended March 31, 2014, from approximately $25.6 million to $31.9 million, reflecting an increase of 24.8%. Approximately an increase of $3.7 million was attributable to increasing costs of raw material and external purchased finished products, which increased from $21.5 million during the three months ended March 31, 2014 to $25.2 million, or approximately 17.2%, during the three months ended March 31, 2015.

Gross Profit. Our gross profit decreased $0.5 million, or 8.0%, to $5.6 million for the three months ended March 31, 2015 from $6.1 million for the same period in 2014 as a result of higher revenues, offset by higher costs of revenues for the reasons indicated immediately above. Our gross margins decreased from 19.3% to 15.0%. The decrease in gross profit was principally attributable to the fact that the Athena Group is under operational restructuring after our acquisition, and we believe its further sales and profitability potential will be realized in near future.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased $1.0 million during the first quarter of 2015, as compared to the same period over last year. The following table reflects the main factors that contributed to the increase as well as the dollar amount that each factor contributed to this increase:

Increase in Selling and Marketing Expense in the Three
Months Ended March 31, 2015 over
the Three Months Ended March 31, 2014

(in U.S. dollars)
Salaries and wages	378,584
Transportation expense	345,113
Shipping and port expense	115,414

The selling and marketing expense to net revenue ratio for the three months ended March 31, 2015 and 2014 was 5.6% and 3.4%, respectively. Management believes that the expense was reasonably incurred.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $0.5 million from $2.1 million to approximately $2.6 million for the three months ended March 31, 2015, compared to the same period in 2014. It was noted that the general and administrative expenses incurred by PRC subsidiaries decreased by $0.5 million as compared to the same period of 2014, which was offset by consolidation of the Athena Group whose general and administrative expense for the period was $1.0 million.

Government Subsidy Income

Government subsidy income decreased from approximately $1.5 million for the three months ended March 31, 2014 to $0.3 million for the three months ended March 31, 2015. It represents grants received mostly from the Junan County and Luotian government to assist us in our research and business development.

Income Before Taxation and Non-controlling Interest

Income before taxation and non-controlling interest decreased $3.1 million to -$0.6 million for the three months ended March 31, 2015 from $2.5 million for the same period of 2014. The decrease was mainly attributable to the increase of our cost of revenue and operating expenses, as well as decrease of subsidy income in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Income Taxes

Income taxes decreased $0.3 million, or 36.0%, to $0.5 million in the first quarter of 2015, as compared to $0.8 million in the first quarter of 2014, primarily attributable to the lower earnings before tax.

Net Income

Net income decreased $2.8 million to -$1.1 million for the three months ended March 31, 2015 from $1.7 million for the same period of 2014. The decrease was attributable to the fact that increased sales revenue was offset by increased cost of goods sold and operating expenses in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents (including restricted cash) of $44.6 million. Our cash and cash equivalents increased by approximately $10.1 million from December 31, 2014 primarily due to cash provided by operating activities, partially offset by cash used in investments activities and financing activities. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow (in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net cash provided by operating activities	16,283	7,019
Net cash (used in) investing activities	(4,326)	(3,708)
Net cash provided by (used in) financing activities	(5,629)	7,873
Net cash flow	6,328	11,184

Operating Activities

Net cash provided by operating activities was $16.3 million and $7.0 million for the three month periods ended March 31, 2015 and 2014, respectively. The increase of approximately $9.3 million in net cash flows provided by operating activities in the first three months of 2015 was primarily due to a decrease in accounts and other receivables during the period of $23.0 million, as well as an increase in inventory of approximately $6.8 million, as compared to comparative figure of $17.1 million and $11.2 million for same period in 2014.

Investing Activities

Net cash used in investing activities for the three months period ended March 31, 2015 was $4.3 million, representing an increase of $0.6 million in net cash used in investing activities from $3.7 million for the same period of 2014. The difference was primarily a result of higher increase in restricted cash of $1.9 million.

Financing Activities

Net cash used in financing activities for the three months period ended March 31, 2015 was $5.6 million, representing a decrease of $13.5 million from $7.9 million net cash provided by financing activities during the same period in 2014. The decrease of the net cash provided by financing activities was primarily a result of higher net bank borrowings and issuance of convertible promissory note in the first quarter of 2014.

Loan Facilities

As of March 31, 2015, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $36.8 million as of March 31, 2015, compared with $41.6 million as of December 31, 2014. We also obtained $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010, which we have fully drawn down in 2011.In addition, we completed three private placement financings in 2012 and 2013 with net proceeds of $13.0 million, $16.3 million and $16.3 million, respectively, the proceeds of which were primarily used as working capital.

We believe that our currently available working capital, after receiving the aggregate proceeds of the credit facilities referred to above, should be adequate to sustain our operations at our current levels for 2015.

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

As of March 31, 2015, the details pertaining to our subsidiaries were as follows:

		Attributable
	Place of	equity	Registered
Name of Company	incorporation	interest %	capital
International Lorain Holding Inc.	Cayman Islands	100	$50,938,355
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	48,976,118
Shandong Lorain Co., Ltd.	PRC	80.2	13,235,992
Beijing Lorain Co., Ltd.	PRC	100	1,636,902
Luotian Lorain Co., Ltd.	PRC	100	4,146,077
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,502,240
Dongguan Lorain Co., Ltd.	PRC	100	163,690
Athena	France	51	13,836
Conserverie Minerve	France	51	470,429
Sojafrais	France	51	5,534
SCI Siam	France	51	844
SCI Giu Long	France	51	5,534
Cacovin	Portugal	51	304,395

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

Recent Accounting Pronouncements

In January 2015, The FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)”. This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification:

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

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

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

The Company adopted ASU No. 2015-01 prospectively and has applied it to the presentation of the financial statements.

As of March 31, 2015, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of March 31, 2015 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. The management has recruited new interim Chief Financial Officer to instruct and train accountants in our company. The aim of the management of the Company is to make it possible that the disclosure of the information of the company is able to keep transparent to our potential investors, and be in compliance with the accounting principles required by FASB. We believe that we will further support and encourage our accounting staffs to attend professional courses related to U.S. GAAP and IFRS accounting principle. We would like to see more of our accountants hold licenses, such as Certified Public Accountant or Certified Management Accountant accreditations in the U.S.

We plan to provide U.S. GAAP training sessions to our accounting team. The training sessions will be organized to help our corporate accounting team gain experience in U.S. GAAP reporting and to enhance their awareness of new and emerging pronouncements with potential impact over our financial reporting.

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is a lawsuit currently pending in the Supreme Court of Shandong Province, , which was initially filed by Shandong Lorain, a subsidiary of the Company, against Junan Hengji Real Estate Development Co., Ltd. ("Junan Hengji") in November 2013 at Linyi City Intermediate People's Court of Shandong Province (the "Linyi Court"). Shandong Lorain added Jiangsu Hengan Industrial Investment Group Co., Ltd. ("Hengan Investment") as a co-defendant after the case was first filed at Linyi Court.

In September 2010, Shandong Lorain and Junan Hengji entered into a cooperative development agreement (the "Agreement") and in March 2011, Heng An Investment, an affiliated company of Junan Hengji also entered into the Agreement with Shandong Lorain to jointly develop the project with Junan Hengji. Pursuant to the Agreement. Junan Henji and Heng An Investment are required to pay Shandong Lorain a total RMB 20 million (approximately $3,225,806) fixed return according to the development status of the project developed by Junan Hengji and Heng An Investment. The payment was due and unpaid to Shandong Lorain. Shandong Lorain and the Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out of pocket expenses paid by Junan Hengji as well as the litigation fee that is required to be paid to the court based upon the amount claimed. Eventually, Shandong Lorain decided to file the lawsuit with Linyi City Intermediate People's Court to claim a fixed return of RMB 10 million (approximately $1,636,902) first.

In January 2014, the Linyi Court had its first trial session. During the trial, Heng An Investment filed a counterclaim against Shandong Lorain for repayment of out of pocket expenses which would off-set the entire fixed return plus additional unpaid expense of RMB 4,746,927 (approximately $765,633). Shandong Lorain responded that Heng An Investment does not have standing to file the counter-claim because the out of pocket payments were made by Junan Hengji. In November 2014, the court had a second trial session. On March 21, 2015, Shandong Lorain received Linyi Court's decision that rejected Shandong Lorain's claim for RMB 10,000,000 against Junan Hengji. On April 3rd, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province and the case is still in the appeal process. The Company is confident that Shandong Lorain will prevail during the appeal process.

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

Date: May 15, 2015

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer
(Principal Executive Officer)

/s/ Xiang Zhou
Xiang Zhou
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)