Form 10-Q
period 2015-06-30
American Lorain CORP
filed 2015-08-14
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Yes [  ]           No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of August 12, 2015 was 38,259,490

AMERICAN LORAIN CORPORATION

FORM 10-Q
For the Quarterly Period Ended June 30, 2015

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

  “ALN” refers to American Lorain Corporation, a Nevada corporation (formerly known as Millennium Quest, Inc.).

  “Athena” refers to Athena*, a limited liability company organized under the laws of France that is majority- owned by JunanHongrun.

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

  “China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong and Macau).

* Athena is a holding company which holds all of the capital and the voting shares of Conserverie Minerve, a company organized under French law. Conserverie Minerve specializes in the processing and sale of chestnut and prepared food products in Europe. Conserverie Minerve operates its businesses through the following, direct and indirect, wholly owned subsidiaries:

  Sojafrais, a company organized under French law;
  SCI SIAM, a real estate company organized under French law;
  SCI GIU LONG, a real estate company organized under French law; and
  CACOVIN, a company organized under Portuguese law

ITEM 1. Financial Statements

AMERICAN LORAIN CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND DECEMBER 31, 2014

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (“the Company”) as of June 30, 2015 and December 31, 2014, and the related statements of income, stockholders’ equity, and cash flows for the three month and six month periods ended June 30, 2015 and 2014. These interim consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheets of American Lorain Corporation as of December 31, 2014, and the related statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated April 10, 2015, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

San Mateo, California	WWC, P.C.
August 14, 2015	Certified Public Accountants

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2015 AND DECEMBER 31, 2014
(Stated in US Dollars)

		(Audited)
	At June 30,	At December 31,
ASSETS	2015	2014
Current assets
Cash and cash equivalents	$37,267,322	$30,279,988
Restricted cash	10,127,164	4,195,114
Trade accounts receivable	33,865,407	58,806,466
Other receivables	8,902,466	8,183,485
Inventory	63,113,539	51,648,160
Advance to suppliers	40,529,635	42,479,437
Prepaid expenses and taxes	2,890,026	2,758,334
Security deposits and other assets	3,942,016	3,578,514
Total current assets	$200,637,575	$201,929,498

Non-current assets
Investment	3,284,719	3,258,125
Property, plant and equipment, net	87,815,932	89,148,530
Construction in Progress, net	14,467,051	14,340,145
Intangible assets, net	17,393,842	17,537,868
Goodwill	9,834,522	10,327,553
TOTAL ASSETS	$333,433,641	$336,541,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$38,092,479	$41,645,100
Notes payable	2,620,583	6,005,430
Convertible promissory note	-	3,500,000
Long-term debt – current portion	37,881,309	19,226,094
Accounts payable	14,880,157	10,071,009
Taxes payable	2,955,122	4,320,470
Accrued liabilities and other payables	5,453,408	4,153,054
Related party payable	1,785,600	2,433,300
Deferred tax liabilities	21,418	70,545
Customers deposits	208,182	61,428
Total current liabilities	$103,898,258	$91,486,430

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2015 AND DECEMBER 31, 2014
(Stated in US Dollars)

		(Audited)
	At June 30,	At December 31,
	2015	2014

Long-term liabilities
Long-term bank loans	717,050	2,707,587
Notes payable and debenture	16,423,597	32,581,249
TOTAL LIABILITIES	$121,038,905	$126,775,266

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 38,259,490 shares and 34,916,714 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	38,259	34,917
Additional paid-in capital	57,844,419	53,853,089
Statutory reserves	23,038,917	23,038,917
Retained earnings	98,076,745	99,021,555
Accumulated other comprehensive income	21,901,467	20,796,420
Non-controlling interests	11,494,929	13,021,555

TOTAL STOCKHOLDER’S EQUITY	$212,394,736	$209,766,453

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$333,433,641	$336,541,719

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS PERIOD ENDED JUNE 30, 2015 AND 2014
(Stated in US Dollars)

	For the three months period		For the six months period
	ended June 30,		ended June 30,
	2015	2014	2015	2014

Net revenues	$35,547,904	$32,516,140	$73,105,215	$64,205,598
Cost of revenues	29,742,316	24,890,826	61,681,921	50,475,064
Gross profit	$5,805,588	$7,625,314	$11,423,294	$13,730,534

Operating expenses
Selling and marketing expenses	1,042,325	1,663,652	3,161,789	2,738,443
General and administrative expenses	4,566,094	1,304,841	7,182,298	3,394,381
	5,608,419	2,968,493	10,344,087	6,132,824

Operating income	$197,169	$4,656,821	$1,079,207	$7,597,710

Government subsidy income	749,089	300,121	1,006,086	1,808,370
Interest income	201,782	41,269	274,605	57,325
Other income	268,020	66,612	561,672	155,554
Other expenses	(121,540)	(11,370)	(502,628)	(145,511)
Interest expense	(1,887,514)	(1,853,861)	(3,602,991)	(3,778,834)
	(790,163)	(1,457,229)	(2,263,256)	(1,903,096)

Earnings/(loss) before tax	$(592,994)	$3,199,592	$(1,184,049)	$5,694,614

Income tax	807,720	962,352	1,287,387	1,712,216

Net income/(loss)	$(1,400,714)	$2,237,240	$(2,471,436)	$3,982,398

Other comprehensive income/(loss):
Foreign currency translation gain/(loss)	1,605,842	218,808	1,105,046	(2,103,400)
Comprehensive Income/(Loss)	205,128	2,456,048	(1,366,390)	1,878,998

Net income/(loss) attributable to:
-Common stockholders	$(447,704)	$2,140,436	$(944,811)	$3,730,925
-Non-controlling interest	(953,010)	96,804	(1,526,625)	251,473
	$(1,400,714)	$2,237,240	$(2,471,436)	$3,982,398

Earnings/(loss) per share
- Basic	$(0.04)	$0.06	$(0.07)	$0.11
- Diluted	$(0.04)	$0.06	$(0.07)	$0.11

Weighted average shares outstanding
- Basic	36,972,265	34,616,714	35,944,490	34,616,714
- Diluted	36,972,265	34,616,714	35,944,490	34,616,714

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE AND SIX MONTHS PERIOD ENDED JUNE 30, 2015 AND 2014
(Stated in US Dollars)

	For the three months period		For the six months period
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Cash flows from operating activities
Net income	$(1,400,714)	$2,237,240	$(2,471,436)	$3,982,398
Stock compensation expense	987,500	-	987,500	-
Depreciation of fixed assets	1,051,872	1,033,248	2,014,035	1,832,928
Amortization of intangible assets	100,269	95,427	191,770	186,455
Decrease in accounts and other receivables	854,613	2,244,245	23,900,953	19,339,461
(Increase) in inventories	(2,801,608)	(9,047,117)	(9,602,516)	(20,216,527)
Decrease/(increase) in prepayment	1,014,280	(884,614)	(134,884)	(2,309,986)
Decrease/(increase) in deferred tax asset	(13,386)	(195)	(25,976)	1,315
Increase in accounts and other payables	3,584,347	780,755	5,257,025	662,314
Increase/(decrease) in related party payable	18,639	-	(438,101)	-
Net cash (used in)/provided by operating activities	3,395,812	(3,541,011)	19,678,370	3,478,358

Cash flows from investing activities
Payment for acquisition of Athena Group	-	-	-	(2,100,000)
Purchase of plant and equipment	(139,529)	(971,146)	(393,110)	(1,015,177)
Purchase of intangible assets	(215)	(19,120)	(57,257)	128,921
(Increase) in restricted cash	(2,244,827)	(902,757)	(5,874,652)	(2,642,293)
(Increase)/decrease in deposit	(158,749)	(3,500)	(543,950)	23,598
Sales of investments	159,615	-	159,615	-
Net cash (used in) investing activities	(2,383,705)	(1,896,523)	(6,709,354)	(5,604,951)
Cash flows from financing activities
Repayment of bank borrowings	(6,698,121)	(4,502,088)	(19,988,368)	(8,464,858)
Proceeds from bank borrowings and debentures	12,969,438	5,585,420	20,630,236	14,303,985
(Repayment)/proceeds of long-term borrowings and notes payable	(6,884,847)	3,632,269	(6,884,847)	6,749,285
Net cash provided by/(used in) financing activities	$(613,530)	$4,715,601	$(6,242,979)	$12,588,412

Net Increase/(decrease) of cash and cash equivalents	398,577	(721,933)	6,726,037	10,461,819

Effect of foreign currency translation on cash and cash
equivalents	122,118	218,808	261,297	(2,103,400)

Cash and cash equivalents–beginning of period	36,746,627	42,718,737	30,279,988	33,857,193
Cash and cash equivalents–end of period	$37,267,322	$42,215,612	$37,267,322	$42,215,612

Supplementary cash flow information:
Interest received	$201,782	$41,269	$274,605	$57,325
Interest paid	$590,653	$794,125	$1,197,283	$1,760,950
Income taxes paid	$399,908	$746,922	$1,187,697	$3,041,645

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2015 AND YEAR ENDED DECEMBER 31, 2014
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total
Balance, January 1, 2014	34,616,714	34,617	53,487,389	18,396,513	99,257,837	20,928,244	11,003,908	203,108,508
Net income	-	-	-	-	3,752,524	-	-	3,752,524
Increase in non-controlling interests from acquisition of Athena Group	-	-	-	-	-	-	2,671,245	2,671,245
Issuance of share based compensation	300,000	300	365,700	-	-	-	-	366,000
Appropriations to statutory reserve	-	-	-	4,642,404	(4,642,404)	-	-	-
Allocation to non-controlling interests	-	-	-	-	653,598	-	(653,598)	-
Foreign currency translation adjustment	-	-	-	-	-	(131,824)		(131,824)

Balance, December 31, 2014	34,916,714	34,917	53,853,089	23,038,917	99,021,555	20,796,420	13,021,555	209,766,453

Balance, January 1, 2015	34,916,714	34,917	53,853,089	23,038,917	99,021,555	20,796,420	13,021,555	209,766,453
Net income/(loss)	-	-	-	-	(2,471,436)	-	-	(2,471,436)
Conversion of loan debenture to common stock	2,355,276	2,355	2,708,568	-	-	-	-	2,710,923
Issuance of share based compensation	987,500	987	1,282,762	-	-	-	-	1,283,749
Allocation to non-controlling interests	-	-	-	-	1,526,626	-	(1,526,626)	-
Foreign currency translation adjustment	-	-	-	-	-	1,105,047	-	1,105,047
Balance, June 30, 2015	38,259,490	38,259	57,844,419	23,038,917	98,076,745	21,901,467	11,494,929	212,394,736

See Accompanying Notes to the Financial Statements and Accountant’s Report

1.	ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPAL ACTIVITIES

(a)	Organization history of American Lorain Corporation (formerly known as Millennium Quest, Inc.)

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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the three month period ended June 30, 2015 in order to be consistent with the presentation provided for the year ended December 31, 2014. There was no impact on earnings for the regrouping.

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

As of June 30, 2015, the detailed identities of the consolidating subsidiaries are as follows:

		Attributable
	Place of	equity	Registered
Name of Company	incorporation	interest %	capital
International Lorain Holding Inc.	Cayman Islands	100	$ 51,108,183
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	49,139,403
Shandong Lorain Co., Ltd.	PRC	80.2	13,285,002
Beijing Lorain Co., Ltd.	PRC	100	1,642,360
Luotian Lorain Co., Ltd.	PRC	100	4,159,900
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,522,665
Dongguan Lorain Co., Ltd.	PRC	100	164,236
Athena	France	51	14,148
Conserverie Minerve	France	51	481,025
Sojafrais	France	51	5,659
SCI Siam	France	51	863
SCI Giu Long	France	51	5,659
Cacovin	Portugal	51	311,252

(c)	Use of estimates

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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $0 and $4,642,404 from retained earnings to statutory reserves for the three months ended June 30, 2015 and year ended December 31, 2014. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

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

	6/30/2015	3/31/2015	12/31/2014	6/30/2014	3/31/2014
Year end RMB:	6.0888	6.1091	6.1385	6.1552	6.1619
US$ exchange rate
Annual/period average RMB: US$ exchange rate	6.1128	6.1358	6.1432	6.1397	6.1156
Year-end EUR:	0.9012	0.9215	0.8826	0.7325	0.7271
US$ exchange rate
Annual/period average EUR: US$ exchange rate	0.8958	0.8871	0.7773	0.7294	0.7297

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the period ended June 30, 2015, no warrants were issued nor were options granted. For the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. For the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. As of June 30, 2015, 1,753,909 shares of Series A warrants have expired and all stock options to employees from the 2009 stock incentive program have expired. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.

Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

As of June 30, 2015 and December 31, 2014, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the periods ended June 30, 2015 and 2014 included net income and foreign currency translation adjustments.

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

In January 2015, The FASB issued ASU No. 2015-01, “Income Statement— Extraordinary and Unusual Items (Subtopic 225-20)”.This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification:

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

As of June 30, 2015, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

4.	TRADE ACCOUNTS RECEIVABLE

	6/30/2015	12/31/2014
Trade accounts receivable	$39,361,925	$64,726,091
Less: Allowance for doubtful accounts	(5,496,518)	(5,919,625)
	$33,865,407	$58,806,466

Allowance for bad debt:	6/30/2015	12/31/2014
Beginning balance	$(5,919,625)	$(439,875)
Additions to allowance	-	(5,479,750)
Bad debt written-off	423,107	-
Ending balance	$(5,496,518)	$(5,919,625)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of June 30, 2015 and December 31, 2014:

	6/30/2015	12/31/2014
Advances to employees for job/travel disbursements	879,605	2,623,067
Amount due by a non-related enterprise	173,607	162,907
Other non-related receivables	2,665,094	580,634
Other related party receivables	1,966,060	1,420,548
Short-term investment sale receivable	1,642,360	1,629,062
Vendor rebate receivable	1,575,740	1,767,267
	$8,902,466	$8,183,485

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

Specifically, the company uses available employees of the purchasing department to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. However none of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of June 30, 2015.

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

As of June 30, 2015, a total of RMB 42,029,955 has been received and there was an unpaid balance of RMB 27,574,045. The Company filed litigation against Junan Hengji and Heng An Investment in 2014 for a claim of RMB 10,000,000, which is half of the original guaranteed profit of RMB 20,000,000. The Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out of pocket expenses paid by Junan Hengji as well as the litigation fee that is required to be paid to the court by Shandong Lorain first based upon the amount claimed for disputes between the parties. Shandong Lorain decided to file the lawsuit with the Linyi City Intermediate People's Court to claim a fixed return of RMB 10 million (approximately US$1,642,360).

On March 21, 2015, Shandong Lorain received the Linyi City Intermediate People's Court decision that rejected Shandong Lorain's claim for RMB 10 million against Junan Hengji and Heng An Investment. On April 3rd, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province and the case is still in the process. The balance of the claim was deemed to be uncollectable and was written off as a loss. As of June 30, 2015, RMB 10,000,000 (US$ 1,642,360) is due and payable to the Company since the decision from the lower court doesn't become effective until the appeal procedure is completed or expired.

6.	INVENTORIES

Inventories consisted of the following as of June 30, 2015 and December 31, 2014:

	6/30/2015	12/31/2014
Raw materials	$32,934,410	$28,557,607
Finished goods	30,179,129	23,090,553
	$63,113,539	$51,648,160

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of June 30, 2015 and December 31, 2014:

	6/30/2015	12/31/2014
At Cost:
Buildings	$87,845,816	$87,751,232
Land	212,628	232,946
Landscaping, plant and tree	11,012,934	10,923,768
Machinery and equipment	21,646,472	21,853,334
Office equipment	1,087,001	1,095,590
Motor vehicles	641,687	654,324
	$122,446,538	$122,511,194
Less: Accumulated depreciation
Buildings	(15,202,849)	(14,479,949)
Landscaping, plant and tree	(4,534,813)	(4,021,153)
Machinery and equipment	(13,223,990)	(13,181,519)
Office equipment	(1,220,411)	(1,252,846)
Motor vehicles	(448,543)	(427,197)
	(34,630,606)	(33,362,664)

	$87,815,932	$89,148,530

Landscaping, plants, and trees account for the orchards that the Company has developed for agricultural operations. These orchards as well as the young trees which were purchased as nursery stock are capitalized into fixed assets. The depreciation is then calculated on a 30-year straight-line method when production in commercial quantities begins. The orchards have begun production in small quantities and the Company has accounted for depreciation commencing July 1, 2010. In 2013, the Company leased three greenhouses to grow seasonal crops in order to lower cost. Depreciation expense for the six month periods ended June 30, 2015 and 2014 was $2,014,035 and $1,832,928, respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of June 30, 2015 and December 31, 2014:

	6/30/2015	12/31/2014

Land use rights, at cost	$17,663,384	$17,520,374

Utilities rights, at cost	51,090	50,676

Software, at cost	476,618	451,863

Patent, at cost	1,444,070	1,581,891

	19,635,162	19,604,804

Less: Accumulated amortization	(2,241,320)	(2,066,936)

	$17,393,842	$17,537,868

All land is owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. Amortization expense for the six month periods ended June 30, 2015 and 2014 was $191,770 and $186,455, respectively.

9.	BANK LOANS

Bank loans include bank overdrafts, short-term bank loans, and current portion of long- term loans, which consisted of the following as of June 30, 2015 and December 31, 2014:

Bank Overdrafts	6/30/2015	12/31/2014

CIC Lorient Enterprises, Interest rate of EURIBOR+1.70% due within 3 months	$-	$380,106
CIO, Interest rate of EURIBOR+1.70% due within 3 months	85,361	-
Credit Agricole, Interest rate of EURIBOR+1.70% due within 3 months	174,674	214,146
BNP Paribas, Interest rate of EURIBOR+1.70% due within 3 months	217,946	-
LCL Banque et Assurance, Interest rate of EURIBOR+1.70% due within 3 months	-	105,508
Société Générale, Interest rate of EURIBOR+1.70% due within 3 months	80,990	285,621

Banque Tarneud, Interest rate of EURIBOR+1.70% due within 3 months	414,978	548,537
BPI France, Interest rate of EURIBOR+1.70% due within 3 months	-	1,151,975
HSBC, Interest rate of EURIBOR+1.70% due within 3 months	3,032	22,963
GE, Interest rate of EURIBOR+1.70% due within 3 months	166	2,043
BES, Interest rate of EURIBOR+1.70% due within 3 months	466	263
Banco Portugues de Negocios	1,701	1,864
Banco Espirito Santo	3,608	3,951
	$982,922	$2,716,977

Bank overdrafts are collateralized by inventory.

Short-term Bank Loans	6/30/2015	12/31/2014

Loan from Industrial and Commercial Bank of China,
• Interest rate at 7.28% per annum; due 3/4/2015	$-	$1,466,156
• Interest rate at 7.125% per annum; due 3/27/2015	-	4,072,656
• Interest rate at 1.74% per annum; due 4/10/2015	-	387,652
• Interest rate at 1.74% per annum; due 4/24/2015	-	895,884
• Interest rate at 7.28% per annum; due 6/5/2015	-	1,010,019
• Interest rate at 7.28% per annum; due 7/1/2015	1,313,888	-
• Interest rate at 6.50% per annum; due 10/14/2015	985,416	977,437
• Interest rate at 6.50% per annum; due 10/14/2015	4,105,899	-
• Interest rate at 7.20% per annum; due 11/2/2015	1,642,360	1,629,062
• Interest rate at 6.63% per annum; due 11/16/2015	1,313,888	-
• Interest rate at 6.72% per annum; due 12/1/2015	1,642,360	1,629,062

Loan from China Minsheng Bank Corporation, Linyi Branch
• Interest rate at 7.8% per annum due 1/17/2015	-	1,629,062

• Interest rate at 7.8% per annum due 2/26/2015	-	814,531

Loan from Agricultural Bank of China, Junan Branch
• Interest rate at 7.8% per annum due 8/14/2015	1,642,360	1,629,062
• Interest rate at 7.28% per annum due 1/22/2016	2,348,574	-

Loan from Agricultural Bank of China, Luotian Branch
• Interest rate at 7.28% per annum due 3/24/2015	-	1,629,062
• Interest rate at 7.8% per annum due 8/25/2015	2,135,068	2,117,781

China Agricultural Development Bank

•Interest rate at 6.0% per annum due 1/7/2015	-	733,078
•Interest rate at 6.0% per annum due 9/1/2015	821,180	814,531
•Interest rate at 5.6% per annum due 1/6/2016	821,180	-

Luotian Sanliqiao Credit Union,
• Interest rate at 9.36% per annum due 1/21/2015	-	162,906
• Interest rate at 9.72% per annum due 2/13/2016	492,708	-

Bank of Ningbo ,
• Interest rate at 7.80% per annum due 10/26/2015	821,180	1,629,062

Hankou Bank, Guanggu Branch,
• Interest rate at 6.95% per annum due 8/24/2015	1,642,360	1,629,062

Bank of Rizhao,
• Interest rate at 7.80% per annum due 1/17/2015	-	1,629,062
• Interest rate at 7.28% per annum due 1/19/2016	1,642,360	-

China Construction Bank,
• Interest rate at 6.16% per annum due 2/25/2015	-	814,531
• Interest rate at 6.60% per annum due 4/15/2015	-	798,241
• Interest rate at 6.60% per annum due 5/11/2015	-	521,300
• Interest rate at 6.60% per annum due 11/27/2015	821,180	814,531

Huaxia Bank,
• Interest rate at 7.8% per annum due 5/19/2015	1,642,360	1,629,062

City of Linyi Commercial Bank, Junan Branch,
• Interest rate at 9% per annum due 4/30/2015	-	-
• Interest rate at 8.4% per annum due 2/16/2016	1,642,360	-

Ministry of Finance,
• Interest free due 10/2015	1,231,770	-

Bank of China, Paris Branch
• Interest rate at 2.80% per annum due 11/18/2015	2,774,079	3,622,666
• Interest rate at 2.80% per annum due 2/11/2016	4,438,526	2,954,048
	$35,921,056	$37,639,506

The short-term loans, which are denominated in the functional currencies Renminbi (RMB) and Euros, were primarily obtained for general working capital. If not otherwise indicated in the below remarks, short-term loans are guaranteed by either companies within the group or personnel who hold a management role within the group.

10.	CURRENT PORTION – LONG TERM DEBT

Current portions of long-term debt consisted of the following as of June 30, 2015 and December 31, 2014:

BNP Paribas,
• Interest rate at 3.80% per annum due 3/14/2015	$-	$21,284
• Interest rate at 3.00% per annum due 7/15/2015	-	16,355
• Interest rate at 4.20% per annum due 12/20/2016	2,149	73,082

CIC Lorient Enterprises,
• Interest rate at 2.98% per annum due 12/20/2015	-	27,791
• Interest rate at 4.20% per annum due 12/20/2016	-	108,864

CIO,
• Interest rate at 2.98% per annum due 12/20/2015	12,778	-

Credit Agricole,
• Interest rate at 4.20% per annum due 12/20/2016	-	108,864
• Interest rate at 1.85% per annum due 1/25/2017	-	42,947

LCL Banque et Assurance,
• Interest rate at 4.20% per annum due 12/20/2016	63,249	108,864
	482,690	-

Banque Tarneud,
• Interest rate at 3.28% per annum due 12/2016	66,467	135,624

• Interest rate at 2.90% per annum due 12/2016	123,795	72,818
BPI France,
• Interest rate at 3.42% per annum due 12/20/2016	416,111	547,046
Société Générale,
• Interest rate at 2.90% per annum due 5/15/2016	21,262	25,078
	$1,188,501	$1,288,617

Current portions of notes payable and debentures consisted of the following as of June 30, 2015 and December 31, 2014:

	6/30/2015	12/31/2014
Note payable issued by Shanghai Pudong Development Bank
• Interest rate at 5.9% per annum due 12/28/2015	$13,138,878	$13,032,500
	$13,138,878	$13,032,500

	6/30/2015	12/31/2014
Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	$16,423,597	$-
	$16,423,597	$-

Current portions of long-term debt consisted of the following as of June 30, 2015 and December 31, 2014:

	6/30/2015	12/31/2014

BNP Paribas,	50,205	-
• Interest rate at 4.20% per annum due 12/20/2016

Banque Tarneud,	58,472	-
• Interest rate at 2.90% per annum due 12/2016

Credit Agricole,	71,412	-
• Interest rate at 1.85% per annum due 1/25/2017

LCL Banque et Assurance,	50,205	-
• Interest rate at 4.20% per annum due 12/20/2016
	230,294
Loans from China Development Bank
• Interest rate at 7.07% per annum due 5/20/2015	$1,149,652	$1,140,344
• Interest rate at 7.07% per annum due 9/24/2015	1,313,888	1,303,250

Loans from Deutsche Investitions-und
Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2015*	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 9/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 3/15/2016	1,875,000	-
	$8,088,540	$6,193,594

Total	$37,881,309	$19,226,094

Note:

*	We are in the process of negotiation with DEG to reschedule the all three installment repayments.

11.	NOTES PAYABLE AND CONVERTIBLE PROMISSORY NOTE

Notes Payable consisted of the following as of June 30, 2015 and December 31, 2014:

	6/30/2015	12/31/2014

Notes payable issued by Hankou Bank,
• Interest rate at 5.55% per annum due 3/24/2015	$-	$1,629,062

Notes payable issued by BNP Paribas,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	665,781	972,527

Notes payable issued by CIC Lorient Enterprises,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	1,018,395	1,434,476

Notes payable issued by Credit Agricole,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	482,690	705,081

Notes payable issued by LCL Banque et Assurance,
• Interest rate at EURIBOR + 1.7% per annum due within 1 months	-	705,081

Notes payable issued by Société Générale,
• Interest rate at EURIBOR + 1.7% per annum due within 1 months	453,717	559,203

	$2,620,583	$6,005,430

The Notes Payable are guaranteed by third party guarantors.

Convertible Promissory Note consisted of the following as of June 30, 2015 and December 31, 2014:

	6/30/2015	12/31/2014

Note issued by Jade Lane Group Limited
• Interest rate at 4.50% per annum due 3/13/2015	$-	$3,500,000
	$-	$3,500,000

Under the terms of the Note, interest on the outstanding Principal Amount accrues at a rate of 4.5% per annum, and all accrued but unpaid interest is due and payable on December 31, 2014 and on the last day of each quarter thereafter. If the Note is not converted pursuant to the terms of the Note, additional interest on the outstanding Principal Amount shall accrue at a rate of 4.5% per annum and is payable at the maturity of the Note. Unless the Note is otherwise accelerated or converted, the unpaid Principal Amount of the Note, together with all accrued but unpaid interest, is due and payable, at the election of the Holder, on September 13, 2014 or March 13, 2015 (“Maturity Date”), provided, however, if Holder fails to notify the Company in writing by August 13, 2014 that it elects the maturity date of September 13, 2014, then the Maturity Date will be extended to March 13, 2015. The Company did not receive the notification from the Holder to elect the maturity date of December 31, 2014; therefore, the maturity date will be March 13, 2015. On March 12, 2015, the Company and Jade Lane Group Limited entered into an agreement to repayment terms of the promissory note in the amount of $3,500,000 issued to the Company on March 13, 2014. On April 20, 2015, the Company repaid the promissory note in form of both cash payment of $791,433 and conversion of 2,355,276 shares of common stock at a conversion price of $1.15 per share.

12.	TAXES PAYABLES

Taxes payable consisted of the following as of June 30, 2015 and December 31, 2014:

	6/30/2015	12/31/2014
Value added tax payable	$383,546	$1,664,596
Corporate income tax payable	1,153,427	996,629
Employee payroll tax withholding	167,236	442,382
Property tax payable	57,382	55,872
Stamp tax payable	1,512	1,478
Business tax payable	159,485	158,194
Land use tax payable	64,728	53,400
Capital gain tax payable	967,807	947,919
	$2,955,122	$4,320,470

13.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of June 30, 2015 and December 31, 2014:

	6/30/2015	12/31/2014
Accrued salaries and wages	$62,242	$303,751
Accrued utility expenses	58,614	25,631
Accrued interest expenses	3,225,728	1,359,472
Accrued transportation expenses	845,760	653,935
Other accruals	2,380	819,775
Business and other taxes	809,302	505,584
Disbursement payable	-	108,528
Accrued staff welfare	449,382	376,378
	$5,453,408	$4,153,054

14.	LONG-TERM DEBT

Non-current portions of long-term debt consisted of the following as of June 30, 2015 and December 31, 2014:

	6/30/2015	12/31/2014
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
•Interest rate at 5.510% per annum due 3/15/2016	$-	$1,875,000

BNP Paribas,
• Interest rate at 4.20% per annum due 12/20/2016	-	105,863

CIC Lorient Enterprises,
• Interest rate at 4.20% per annum due 12/20/2015	89,042	104,394
• Interest rate at 4.20% per annum due 12/20/2016	65,324

Credit Agricole,
• Interest rate at 4.20% per annum due 12/20/2016	97,307	104,394
• Interest rate at 1.85% per annum due 1/25/2017	35,825	38,887

LCL Banque et Assurance,
• Interest rate at 4.20% per annum due 12/20/2015	97,307	104,394

Société Générale,
• Interest rate at 2.90% per annum due 5/15/2016	-	10,665

Banco Portugue de Negocios,
• Interest rate at EURIBOR 3M+spread 2% per annum due 06/2024	307,666	337,064

Banco Espirito Santo
• Interest rate at EURIBOR 3M+spread 2% per annum due 06/2024	24,579	26,926
	$717,050	$2,707,587

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

(d.)	Undertake to provide a guarantee from the Shareholder in form and substance satisfactory to DEG.

Non-current portions of notes payable and debentures consisted of the following as of June 30, 2015 and December 31, 2014:

	6/30/2015	12/31/2014
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	16,423,597	16,290,625

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	-	16,290,624

	$16,423,597	$32,581,249

15.	CAPITALIZATION

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

During the year 2009, the Company issued 56,393 shares of stock to its employees and vendors and 5,011,169 shares to investors. The Company issued 1,334,573 stock options to employees on July 28, 2009; 1,753,909 shares of Series A warrants and 501,115 shares of Series B warrants were issued to investors on October 28, 2009. As of December 31, 2014, 501,115 shares of Series B warrants and all stock options to employees from the 2009 stock incentive program have expired. As of June 30, 2015, 1,753,909 shares of Series A warrants expired.

During the year 2010, the Company issued 2,000 shares to a service provider on February 10, 2010 and 81,155 warrants to various service providers on January 5, 2010. The Company issued to investors 3,440,800 shares at an agreed price of $2.80 per share for a PIPE financing on September 10, 2010. This financing brought $8,955,730 net proceeds to the Company. The Company issued 5,000 shares to its employee on September 23, 2010. 731,707 shares of restricted stock were issued to the owner of Shandong Greenpia, Mr. Ji Zhenwei on September 24, 2010 as part of acquisition cost. As of December 31, 2014, 81,155 warrant shares issued to various service providers has expired.

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

For the period ended June 30, 2015, the Company issued 987,500 shares as stock compensation to employees and 2,355,276 shares upon conversion of the convertible promissory note to Jade Lane.

As detailed in the table below, the total number of outstanding shares at June 30, 2015 was 38,259,490.

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
New shares issued to employees per stock incentive plan		10/5/2012	108,840
New shares issued to service provider during 2014		8/22/2014	300,000
New shares issued upon conversion of convertible debenture		4/20/2015	2,355,276
New shares issued to employees per stock incentive plan		6/12/2015	987,500
Common stock at 6/30/2015			38,259,490

16.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the following:

	(1)	19.8% equity of Shandong Lorain held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

	(2)	49% equity of the Athena Group held by Biobranco II, Alcides Branco, and Nuno Branco.

17.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following for the periods ended June 30, 2015 and 2014:

Category	6/30/2015	6/30/2014
Chestnut	$31,307,012	$33,446,347
Convenience food	26,549,583	15,793,883
Frozen food	15,248,620	14,965,368
Total	$73,105,215	$64,205,598

Revenue by geography consisted of the following for the periods ended June 30, 2015 and 2014:

Country	6/30/2015	6/30/2014
Australia	$16,884	$63,615
Austria	54,659	-
Belgium	1,064,031	1,131,244
China	55,505,660	44,203,556
France	5,720,346	2,041,754
Georgia	88,595	-
Germany	152,146	542,938
Hong Kong	135,374	48,453
Israel	111,303	52,730
Italy	180,867	-
Japan	4,137,787	4,349,384
Malaysia	916,623	1,034,938
Netherlands	8,086	-
Philippines	-	255,794
Portugal	199,281	4,032,019
Reunion	46,442	-
Saudi Arabia	-	110,943
Singapore	1,167,069	708,216
South Korea	919,449	3,477,672
Spain	232,598	-
Taiwan	221,638	286,486
Thailand	845,359	493,025
United Kingdom	491,766	1,215,981
United States	889,252	156,850
Total	$73,105,215	$64,205,598

18.	INCOME TAXES

All of the Company’s operations are in the PRC, France, and Portugal, and in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

•	PRC tax rate is 25%.
•	France tax rate is 33.3%
•	Portugal tax rate is 23%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the periods ended June 30, 2015 and 2014:

	6/30/2015	6/30/2014
Income attributed to PRC & Europe	$132,590	$5,884,200
Loss attributed to US	(1,316,639)	(189,586)
Income/(loss) before tax	(1,184,049)	5,694,614

PRC Statutory Tax at 25% Rate	1,287,387	1,712,217
Effect of tax exemption granted Income tax	$1,287,387	- $ 1,712,217

Per Share Effect of Tax Exemption

	6/30/2015	6/30/2014

Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	35,944,490	34,616,714
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended December 31, 2014 and 2013:

	6/30/2015	6/30/2014
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	-133.73%	5.07%
The Company’s effective tax rate	-108.73%	30.07%

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

The Company’s detailed tax rates for its Chinese subsidiaries for 2015 and 2014 in the following table:

	China Income Tax
	Rate
Subsidiary	2015	2014
Junan Hongran	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	25%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

19.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014

Basic Earnings Per Share Numerator
Net Income/(loss)	$(447,704)	$2,140,436	$(944,811)	$3,730,925

Income Available to Common
Stockholders	$(447,704)	$2,140,436	$(944,811)	$3,730,925

Diluted Earnings Per Share Numerator
Income Available to Common
Stockholders	$(447,704)	$2,140,436	$(944,811)	$3,730,925

Income Available to Common
Stockholders on Converted Basis	$(447,704)	$2,140,436	$(944,811)	$3,730,925

Original Shares:
Additions from Actual Events
-Issuance of Common Stock	3,342,776	-	3,342,776	-
Basic Weighted Average Shares Outstanding	36,972,265	34,616,714	35,944,490	34,616,714

Dilutive Shares:
Additions from Potential Events
-Exercise of Investor Warrants & Placement Agent Warrants	-	-	-	-
- Exercise of Employee & Director Stock Options	-	-	-	-
Diluted Weighted Average Shares	36,972,265	34,616,714	35,944,490	34,616,714

Outstanding:

Earnings Per Share
- Basic	$(0.04)	$0.06	$(0.07)	$0.11
- Diluted	$(0.04)	$0.06	$(0.07)	$0.11

Weighted Average Shares Outstanding
- Basic	36,972,265	34,616,714	35,944,490	34,616,714
- Diluted	36,972,265	34,616,714	35,944,490	34,616,714

20.	SHARE BASED COMPENSATION

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

On February 19, 2014 the Company’s board of directors approved the 2014 Equity Incentive Plan (“2014 Plan”), which was approved at the annual stockholders meeting on June 9, 2014. Subject to adjustment as provided in the 2014 Plan, the total number of shares of Common Stock reserved and available for delivery in connection with awards under the 2014 Plan is 3,000,000. As of June 30, 2015, 987,500 shares were issued to employees as stock awards. This 2014 Plan replaced the Company’s 2009 Incentive Stock Plan (the “Prior Plan”) and no additional stock awards shall be granted under the Prior Plan. All outstanding stock awards granted under the Prior Plan shall remain subject to the terms of the Prior Plan with respect to which they were originally granted.

No tax benefit has yet been accrued or realized. For the period and year ended June 30, 2015 and December 31, 2014, the Company has yet to repatriate its earnings. Accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

For the period and year ended June 30, 2015 and December 31, 2014, the Company did not grant any stock options.

21.	LEASE COMMITMENTS

(a.)

The Company entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at June 30, 2015 are shown in the following table:

From	To	Lease payment
4/1/2015	12/31/2015	46,342
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$288,353

The outstanding lease commitment as of June 30, 2015 was $311,525.

The minimum future lease payments for this property at December 31, 2014 are shown in the following table:

From	To	Lease payment
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
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

The minimum future lease payments for these properties at June 30, 2015 are shown in the following tables:

From	To	Greenhouse 1	From	To	Greenhouse 2	From	To	Greenhouse 3
4/1/2015	12/31/2015	$58,596	4/1/2015	12/31/2015	$47,557	4/1/2015	12/31/2015	$5,670
1/1/2016	12/31/2016	78,128	1/1/2016	12/31/2016	95,114	1/1/2016	12/31/2016	11,339
1/1/2017	12/31/2017	78,128	1/1/2017	12/31/2017	95,114	1/1/2017	12/31/2017	11,339
1/1/2018	12/31/2018	78,128	1/1/2018	12/31/2018	95,114	1/1/2018	12/31/2018	11,339
1/1/2019	12/31/2019	78,128	1/1/2019	12/31/2019	95,114	1/1/2019	12/31/2019	11,339
1/1/2020	12/31/2020	78,128	1/1/2020	12/31/2020	95,114	1/1/2020	12/31/2020	11,339
1/1/2021	12/31/2021	78,128	1/1/2021	12/31/2021	95,114	1/1/2021	12/31/2021	11,339
1/1/2022	12/31/2022	78,128	1/1/2022	12/31/2022	95,114	1/1/2022	12/31/2022	11,339
1/1/2023	12/31/2023	85,773	1/1/2023	12/31/2023	102,527	1/1/2023	12/31/2023	12,097
1/1/2024	12/31/2024	89,289	1/1/2024	12/31/2024	105,683	1/1/2024	12/31/2024	12,757
1/1/2025	12/31/2025	89,289	1/1/2025	12/31/2025	105,683	1/1/2025	12/31/2025	12,757
1/1/2026	12/31/2026	89,289	1/1/2026	12/31/2026	105,683	1/1/2026	12/31/2026	12,757
1/1/2027	12/31/2027	89,289	1/1/2027	12/31/2027	105,683	1/1/2027	12/31/2027	12,757
1/1/2028	12/31/2028	89,289	1/1/2028	12/31/2028	105,683	1/1/2028	12/31/2028	12,757
1/1/2029	12/31/2029	89,289	1/1/2029	12/31/2029	105,683	1/1/2029	12/31/2029	12,757
1/1/2030	12/31/2030	89,289	1/1/2030	12/31/2030	105,683	1/1/2030	12/31/2030	12,757
1/1/2031	12/31/2031	89,289	1/1/2031	12/31/2031	105,683	1/1/2031	12/31/2031	12,757
1/1/2032	12/31/2032	89,289	1/1/2032	12/31/2032	105,683	1/1/2032	12/31/2032	12,757
1/1/2033	4/25/2033	42,261	1/1/2033	5/19/2033	50,322	1/1/2033	6/19/2033	5,530
		$1,517,595			$1,817,351			$217,483

The outstanding lease commitments for the three greenhouses as of June 30, 2015 was $3,552,429.

The minimum future lease payments for these properties at December 31, 2014 are shown in the following tables:

From	To	Greenhouse 1	From	To	Greenhouse 2	From	To	Greenhouse 3
1/1/2015	12/31/2015	$78,128	1/1/2015	12/31/2015	$95,114	1/1/2015	12/31/2015	11,339
1/1/2016	12/31/2016	78,128	1/1/2016	12/31/2016	95,114	1/1/2016	12/31/2016	11,339
1/1/2017	12/31/2017	78,128	1/1/2017	12/31/2017	95,114	1/1/2017	12/31/2017	11,339
1/1/2018	12/31/2018	78,128	1/1/2018	12/31/2018	95,114	1/1/2018	12/31/2018	11,339
1/1/2019	12/31/2019	78,128	1/1/2019	12/31/2019	95,114	1/1/2019	12/31/2019	11,339
1/1/2020	12/31/2020	78,128	1/1/2020	12/31/2020	95,114	1/1/2020	12/31/2020	11,339
1/1/2021	12/31/2021	78,128	1/1/2021	12/31/2021	95,114	1/1/2021	12/31/2021	11,339
1/1/2022	12/31/2022	78,128	1/1/2022	12/31/2022	95,114	1/1/2022	12/31/2022	11,339
1/1/2023	12/31/2023	85,773	1/1/2023	12/31/2023	102,527	1/1/2023	12/31/2023	12,097
1/1/2024	12/31/2024	89,289	1/1/2024	12/31/2024	105,683	1/1/2024	12/31/2024	12,757
1/1/2025	12/31/2025	89,289	1/1/2025	12/31/2025	105,683	1/1/2025	12/31/2025	12,757
1/1/2026	12/31/2026	89,289	1/1/2026	12/31/2026	105,683	1/1/2026	12/31/2026	12,757
1/1/2027	12/31/2027	89,289	1/1/2027	12/31/2027	105,683	1/1/2027	12/31/2027	12,757
1/1/2028	12/31/2028	89,289	1/1/2028	12/31/2028	105,683	1/1/2028	12/31/2028	12,757
1/1/2029	12/31/2029	89,289	1/1/2029	12/31/2029	105,683	1/1/2029	12/31/2029	12,757
1/1/2030	12/31/2030	89,289	1/1/2030	12/31/2030	105,683	1/1/2030	12/31/2030	12,757
1/1/2031	12/31/2031	89,289	1/1/2031	12/31/2031	105,683	1/1/2031	12/31/2031	12,757
1/1/2032	12/31/2032	89,289	1/1/2032	12/31/2032	105,683	1/1/2032	12/31/2032	12,757
1/1/2033	4/25/2033	42,261	1/1/2033	5/19/2033	50,322	1/1/2033	6/19/2033	5,530
		$1,556,659			$1,864,908			$223,152

The outstanding lease commitments for the three greenhouses as of December 31, 2014 was $3,644,719.

22.	CONTINGENCIES AND LITIGATIONS

There is a lawsuit currently pending in the Supreme Court of Shandong Province, which was initially filed by Shandong Lorain, a subsidiary of the Company, against Junan Hengji Real Estate Development Co., Ltd. ("Junan Hengji") in November 2013 at Linyi City Intermediate People's Court of Shandong Province (the "Linyi Court"). Shandong Lorain added Jiangsu Hengan Industrial Investment Group Co., Ltd. ("Heng An Investment") as a co-defendant after the case was first filed at Linyi Court.

In September 2010, Shandong Lorain and Junan Hengji entered into a cooperative development agreement (the "Agreement") and in March 2011, Heng An Investment, an affiliated company of Junan Hengji also entered into the Agreement with Shandong Lorain to jointly develop the project with Junan Hengji. Pursuant to the Agreement, Junan Henji and Heng An Investment are required to pay Shandong Lorain a total RMB 20 million (approximately $3,225,806) fixed return according to the development status of the project developed by Junan Hengji and Heng An Investment. The payment was due and unpaid to Shandong Lorain. Shandong Lorain and the Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out of pocket expenses paid by Junan Hengji, as well as the litigation fee that is required to be paid to the court based upon the amount claimed. Ultimately, Shandong Lorain decided to file the lawsuit with Linyi Court to claim a fixed return of RMB 10 million (approximately $1,636,902) first.

In January 2014, the Linyi Court had its first trial session. During the trial, Heng An Investment filed a counterclaim against Shandong Lorain for repayment of out of pocket expenses which would off-set the entire fixed return plus additional unpaid expenses of RMB 4,746,927 (approximately $765,633). Shandong Lorain responded that Heng An Investment does not have standing to file the counter-claim because the out of pocket payments were made by Junan Hengji. In November 2014, the court had a second trial session and completed its discovery process. On March 21, 2015, Shandong Lorain received Linyi Court's decision that rejected Shandong Lorain's claim for RMB 10,000,000 against Junan Hengji and Heng An Investment. On April 3rd, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province and the case is still in the appeal process. The Company is confident that Shandong Lorain will prevail during the appeal process.

23.	RISKS

A.	Credit risk

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

  Convenience foods (including ready-to-cook, or RTC, foods, ready-to-eat, or RTE, foods and meals ready- to-eat, or MRE); and

  Frozen food products.

We conduct our production activities mainly in China and, through our majority-owned subsidiary, in France and Portugal. Our products are sold in Chinese domestic markets as well as exported to foreign countries and regions such as Japan, South Korea and Europe. We derive most of our revenues from sales in China, France, Japan and South Korea. In 2015, our primary strategy is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia and Europe. In terms of new products and business segments, we also entered into the China massive breakfast food market by launching our new products series, such as Lorain Youtiao (fried dough stick). We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Domestic sales in the second quarter of 2015 accounted for 77.1% as compared to 68.8% over the same period of last year. The increase of the revenue mainly attributable to the fact that the sales of convenience food in domestic market during the period increased. It was benefited from our further penetration into the western provinces and cities in China, and established close partnership with local dealers.

In the coming quarters, American Lorain anticipates that demand for its traditional chestnut product line will remain stable, along with increases in its fast growing convenience business line, including the bean products and lunch boxes, etc.

Outside China, in the six month period ended June 30, 2015 and 2014, respectively, approximately 46.3% and 53.0% of our international sales were in the Asia-Pacific Region and approximately 48.4% and 45.9% were in Europe. We have been giving increasing emphasis in recent years to building a stronger international sales network. Our acquisition in France marks an important step for American Lorain along with our sustained marketing and operating efforts in Japan as well as domestic China.

Frozen foods sold primarily to selected export markets in Europe and supermarkets and wholesale customers in China. It contributed approximately 22.3% in revenues for the second quarter of 2015 compared to 23.3% in the second quarter of 2014.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the second quarter of 2015, the cost of our raw materials and external purchased finished goods increased from $22.0 million to $24.7 million, as compared to the second quarter of 2014, for an increase of approximately 12.3% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

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

We funded approximately 39.4% of our working capital from the proceeds of short-term loans from Chinese banks in the second quarter of 2015, as compared to 28.1% over the same period last year. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our balance of short-term bank loans as of June 30, 2015 was approximately $38.1 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing 2010, the Chinese government is implementing more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we obtained a $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010 which we had fully drawn down in 2011. We completed three private placement financings in 2012 and 2013 with net proceeds of $13.0 million, $16.3 million and $16.3 million, respectively. In 2014, we issued $3.5 million convertible promissory note to an investor which partially convert to 2,355,276 shares in 2015. Proceeds from cash drawn down from the DEG loan, the private placement transactions and convertible promissory note, together with cash generated from operations and short-term bank loans, have been primarily used to fund our working capital needs, as well as addition to our construction in progress and purchase of fixed assets.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table summarizes the results of our operations during the three month periods ended June 30, 2015 and June 30, 2014, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014.

(All amounts, other than percentages, stated in U.S. dollar)

	Three months ended June 30,		Increase/	Increase/
			(Decrease)	(Decrease)
(In Thousands of U.S. Dollars)	2015	2014	($)	(%)
Net revenues	35,548	32,516	3,032	9.3%
Cost of revenues	29,742	24,891	4,851	19.5%
Gross profit	5,806	7,625	(1,819)	(23.9%	)
Operating expenses
Selling and marketing expenses	1,042	1,664	(622)	(37.4%	)
General and administrative expenses	4,566	1,305	3,261	249.9%
Operating Income	198	4,656	(4,458)	(95.8%	)

Government subsidy income	749	300	449	149.7%
Interest and other income	470	108	362	335.2%
Other expenses	122	11	111	1,009.1%
Interest expense	1,888	1,854	34	1.8%
Income before taxation	(593)	3,199	(3,792)	(118.5%	)
Income taxes	808	962	(154)	(16.0%	)
Income before non-controlling interests	(1,401)	2,237	(3,638)	(162.6%	)
Non-controlling interests	(953)	97	(1,050)	(1,082.5%	)
Net income	(448)	2,140	(2,588)	(120.9%	)

Revenue

Net Revenues. Our net revenue for the three months ended June 30, 2015 amounted to $35.5 million, which represents an increase of approximately $3.0 million, or 9.3%, from the three month period ended on June 30, 2014, in which our net revenue was $32.5 million. The overall increase was attributable to the increase in sales of convenience food segment, as reflected in the following table:-

	Three months ended		Increase/	Increase/
(In thousands of U.S. Dollars)	6/30/2015	6/30/2014	(Decrease)	(Decrease)
Chestnut	15,245	16,092	(847)	(5.3%	)
Convenience food	12,368	8,363	4,005	47.9%
Frozen food	7,935	8,061	(126)	(1.6%	)
Total	35,548	32,516	3,032	9.3%

The increase of revenue was benefited from our further penetration into the western provinces and cities in China, and established close partnership with local dealers which strengthened our market channels and branding.

Cost of Revenues. During the three months ended June 30, 2015, we experienced an increase in cost of revenue of $4.8 million, in comparison to the three months ended June 30, 2014, from approximately $24.9 million to $29.7 million, reflecting an increase of approximately 19.5%. An increase of approximately $2.7 million was attributable to raw material costs and external purchased finished goods, which increased from $22.0 million during the three months ended June 30, 2014 to $24.7 million, or approximately 12.3%, during the three months ended June 30, 2015.

The other factors were: increase in the personnel costs and factory overheads.

Gross Profit. Our gross profit decreased $1.8 million, or 23.9%, to $5.8 million for the three months ended June 30, 2015 from $7.6 million for the same period in 2014 as a result of higher cost of revenue despite the net revenue, being up 9.3% compared to the second quarter of 2014. Our gross margins decreased from 23.5% to 16.3%. In addition to the increase of raw material price, the decrease in gross profit was also attributable to the fact that the Athena Group is under operational restructuring after our acquisition, and we believe its further sales and profitability potential will be realized in future.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased $0.6 million during the second quarter of 2015, as compared to the same period over last year. The following table reflects the main factors that contributed to the decrease as well as the dollar amount that each factor contributed to this increase:

Decrease in Selling and Marketing Expense in the Three
Months Ended June 30, 2015 over
the Three Months Ended June 30, 2014

(In thousands of U.S. Dollars)
Personnel costs	$286
Transportation costs	$254
Shipping and port costs	$63

General and Administrative Expenses. We experienced an increase in general and administrative expense of $3.3 million from approximately $1.3 million to $4.6 million for the three months ended June 30, 2015, compared to the same period in 2014. The increase was mainly due to the consolidation of Athena Group for three months ended June 30, 2015 whose general and administrative expense was $1.7 million. In addition, the Company issued 987,500 shares as stock compensation to employees and directors in the current period, for which we recorded expense amounting to $1.3 million.

Income Before Taxation

Income before taxation and non-controlling interest decreased $3.8 million, to -$0.6 million for the three months ended June 30, 2015 from $3.2 million for the same period of 2014. The decrease was mainly attributable to the increase of our cost of revenue and general and administrative expenses in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Income Taxes

Income taxes decreased $0.2 million or 16.0%, to $0.8 million in the second quarter of 2015, as compared to $1.0 million in the second quarter of 2014, primarily attributable to the lower earnings before tax.

Net Income

Net income decreased $2.5 million to -$0.4 million for the three months ended June 30, 2015 from $2.1 million for the same period of 2014. The decrease was attributable to increased cost of revenue and general and administrative expense in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table summarizes the results of our operations during the six month periods ended June 30, 2015 and June 30, 2014, respectively and provides information regarding the dollar and percentage increase or (decrease) from the six month period ended June 30, 2015 compared to the six month period ended June 30, 2014.

(All amounts, other than percentages, stated in U.S. dollar)

	Six months ended June 30,		Increase/	Increase/
			(Decrease)	(Decrease)
(In Thousands of U.S. Dollars)	2015	2014	($)	(%)
Net revenues	73,105	64,206	8,899	13.9%
Cost of revenues	61,682	50,475	11,207	22.2%
Gross profit	11,423	13,731	(2,308)	(16.8%	)
Operating expenses
Selling and marketing expenses	3,162	2,738	424	15.5%
General and administrative expenses	7,182	3,394	3,788	111.6%
Operating Income	1,079	7,599	(6,520)	(85.8%	)
Government subsidy income	1,006	1,808	(802)	(44.4%	)
Interest and other income	837	213	624	293.0%
Other expenses	503	146	357	244.5%
Interest expense	3,603	3,779	(176)	(4.7%	)
Income before taxation	(1,184)	5,695	(6,879)	(120.8%	)
Income taxes	1,287	1,712	(425)	(24.8%	)
Income before non-controlling interests	(2,471)	3,983	(6,454)	(162.0%	)
Non-controlling interests	(1,526)	252	(1,778)	(705.6%	)
Net income	(945)	3,731	(4,676)	(125.3%	)

Revenue

Net revenues. Our net revenue for the six months ended June 30, 2015 amounted to $73.1 million, which represents an increase of approximately $8.9 million, or 13.9%, from the six month period ended on June 30, 2014, in which our net revenue was $64.2 million. The overall increase was attributable to the increase in sales of our convenience food and frozen food segments, as reflected in the following table:

	Six months ended		Increase/	Increase/
(in thousands of U.S. dollars)	6/30/2015	6/30/2014	Decrease	Decrease
Chestnut	31,307	33,447	(2,140)	(6.4%)
Convenience food	26,550	15,794	10,756	68.1%
Frozen food	15,248	14,965	283	1.9%
Total	73,105	64,206	8,899	13.9%

Cost of Revenues. During the six months ended June 30, 2015, we experienced an increase in cost of revenue of $11.2 million, in comparison to the six months ended June 30, 2014, from approximately $50.5 million to $61.7 million, reflecting an increase of 22.2%. An increase of approximately $6.2 million was attributable to raw material costs, which increased from $36.1 million during the six months ended June 30, 2014 to $42.3 million, or approximately 17.2%, during the six months ended June 30, 2015.

The increase of cost of revenue was mainly attributable to the increase of raw materials price and lower utilization rate of production capacity of Athena Group which can not efficiently absorb those fixed costs, such as personnel costs, depreciation and production overheads, etc.

Gross Profit. Our gross profit decreased $2.3 million, or 16.8%, to $11.4 million for the six months ended June 30, 2015 from $13.7 million for the same period in 2014 as a result of  higher costs of revenues, for the reasons indicated immediately above. Our gross margins decreased from 21.4% to 15.6%. In addition to the increase of raw material price, the decrease in gross profit was also attributable to the fact that the Athena Group is under operational restructuring after our acquisition, and we believe its further sales and profitability potential will be realized in future.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses remained stable increasing $0.4 million during the six months ending 2015, as compared to the same period over last year. The following table reflects the main factors that contributed to the increase as well as the dollar amount that each factor contributed to this increase:

Increase in Selling and Marketing Expense in the Six
Months Ended June 30, 2015 over
the Six Months Ended June 30, 2014

(in thousands of U.S. dollars)
Personnel costs	$93.0
Transportation costs	$91.6
Shipping and port costs	$52.3

The selling and marketing expense to net revenue ratio for the six months ended June 30, 2015 and 2014 was 4.33% and 4.26%, respectively. Management believes that the expense was reasonably incurred.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $3.8 million from approximately $3.4 million to approximately $7.2 million for the six months ended June 30, 2015, compared to the same period in 2014. It was noted that the general and administrative expenses incurred by PRC subsidiaries remained constant as compared to the same period of 2014. The increase was mainly due to the consolidation of Athena Group for current period whose general and administrative expense was $2.7 million. In addition, the Company issued 987,500 shares as stock compensation to employees and directors in the current period, for which we recorded expense amounting to $1.3 million.

Income Before Taxation

Income before taxation decreased $6.9 million to -$1.2 million for the six months ended June 30, 2015 from $5.7 million for the same period of 2014. The decrease was mainly attributable to the increase of our cost of sales and general and administrative expense in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Income Taxes

Income taxes decreased $0.4 million, or 24.8%, to $1.3 million in the six months ended 2015, as compared to $1.7 million in the six months ended June 30, 2014, primarily attributable to the lower earnings before tax.

Net Income

Net income decreased $4.6 million to -$0.9 million for the six months ended June 30, 2015 from $3.7 million for the same period of 2014. The decrease was attributable to the increase of our cost of sales and general and administrative expense in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents (including restricted cash) of $47.4 million. Our cash and cash equivalents increased by approximately $12.9 million from December 31, 2014 primarily due to cash provided by operating activities, partially offset by cash used in investment activities and financing activities. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	Six Months Ended
	June 30,
(In Thousands of U.S. Dollars)	2015	2014
Net cash provided by operating activities	19,678	3,478
Net cash (used in) investing activities	(6,709)	(5,604)
Net cash provided by (used in) financing activities	(6,243)	12,588
Net cash flow	6,726	10,462

Operating Activities

Net cash provided by operating activities was $19.7 million for the six months period ended June 30, 2015 and net cash provided by operating activities for the six month period ended June 30, 2014 was approximately $3.5 million. The increase of approximately $16.2 million in net cash flows provided by operating activities in the first half of 2015 was primarily due to a decrease in accounts and other receivables during the period of $23.9 million, as well as an increase in inventory of approximately $9.6 million, as compared to the comparative figures of $19.3 million and $20.2 million, respectively, for the items for same period in 2014.

Investing Activities

Net cash used in investing activities for the six months period ended June 30, 2015 was $6.7 million, representing an increase of $1.1 million in net cash used in investing activities from $5.6 million for the same period of 2014. The difference was primarily a result of increase in restricted cash of $3.2 million.

Financing Activities

Net cash used in financing activities for the six months period ended June 30, 2015 was $6.2 million, representing a decrease of $18.8 million from $12.6 million net cash provided by financing activities during the same period in 2014. The decrease of the net cash generated from financing activities was primarily a result of higher net bank borrowings and issuance of convertible promissory note in first half year of 2014.

Loan Facilities

As of June 30, 2015, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $38.1 million as of June 30, 2015, compared with $41.6 million as of December 31, 2014. We also obtained a $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010, which we had fully drawn down in 2011. In addition, we completed three private placement financings in 2012 and 2013 with net proceeds of $13.1 million, $16.4 million and $16.4 million, respectively, the proceeds of which were primarily used as working capital.

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

As of June 30, 2015, the details pertaining to our subsidiaries were as follows:

		Attributable
	Place of	equity	Registered
Name of Company	incorporation	interest %	capital
International Lorain Holding Inc.	Cayman Islands	100	$ 51,108,183
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	49,139,403
Shandong Lorain Co., Ltd.	PRC	80.2	13,285,002
Beijing Lorain Co., Ltd.	PRC	100	1,642,360
Luotian Lorain Co., Ltd.	PRC	100	4,159,900
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,522,665
Dongguan Lorain Co., Ltd.	PRC	100	164,236
Athena	France	51	14,148

Conserverie Minerve	France	51	481,025
Sojafrais	France	51	5,659
SCI Siam	France	51	863
SCI Giu Long	France	51	5,659
Cacovin	Portugal	51	311,252

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

•

Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates.

•

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

As of June 30, 2015, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of June 30, 2015 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. The management has recruited a new interim Chief Financial Officer to instruct and train accountants in our company in October 2014. The aim of the management of the Company is to make it possible that the disclosure of the information of the company is able to be transparent to our shareholders potential investors, and be in compliance with the accounting principles required by FASB. We believe that we will further support and encourage our accounting staffs to attend professional courses related to U.S. GAAP and IFRS accounting principle. We seek to have more of our accountants to hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S.

We continued to provide U.S. GAAP internal training sessions to our accounting team. The training sessions will be organized to help our corporate accounting team gain experience in U.S. GAAP reporting and to enhance their awareness of new and emerging pronouncements with potential impact over our financial reporting.

Changes in Internal Controls over Financial Reporting.

During the six months ended June 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is a lawsuit currently pending in the Supreme Court of Shandong Province, which was initially filed by Shandong Lorain, a subsidiary of the Company, against Junan Hengji Real Estate Development Co., Ltd. ("Junan Hengji") in November 2013 at Linyi City Intermediate People's Court of Shandong Province (the "Linyi Court"). Shandong Lorain added Jiangsu Hengan Industrial Investment Group Co., Ltd. ("Heng An Investment") as a co-defendant after the case was first filed at Linyi Court.

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

In January 2014, the Linyi Court had its first trial session. During the trial, Heng An Investment filed a counterclaim against Shandong Lorain for repayment of out of pocket expenses which would off-set the entire fixed return plus additional unpaid expense of RMB 4,746,927 (approximately $765,633). Shandong Lorain responded that Heng An Investment does not have standing to file the counter-claim because the out of pocket payments were made by Junan Hengji. In November 2014, the court had a second trial session and completed its discovery process. On March 21, 2015, Shandong Lorain received Linyi Court's decision that rejected Shandong Lorain's claim for RMB 10,000,000 against Junan Hengji and Heng An Investment. On April 3rd, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province and the case is still in the appeal process. The Company is confident that Shandong Lorain will prevail during the appeal process.

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

Date: August 14, 2015

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer
(Principal Executive Officer)

/s/ Xiang Zhou
Xiang Zhou
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)