Form 10-Q
period 2015-09-30
American Lorain CORP
filed 2015-11-20
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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
Yes [_] No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of November 18, 2015 was 38,259,490

AMERICAN LORAIN CORPORATION

FORM 10-Q
For the Quarterly Period Ended September 30, 2015

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	“We,” “us” and “our” refer to ALN, and except where the context requires otherwise, our wholly-owned and majority-owned direct and indirect operating subsidiaries.

•	“ALN” refers to American Lorain Corporation, a Nevada corporation (formerly known as Millennium Quest, Inc.).

•	“Athena” refers to Athena*, a limited liability company organized under the laws of France that is majority- owned by Junan Hongrun.

•	“ILH” refers to International Lorain Holding, Inc., a Cayman Islands company that is wholly - owned by ALN.

•	“Junan Hongrun” refers to Junan Hongrun Foodstuff Co., Ltd.

2

•	“Luotian Lorain” refers to Luotian Green Foodstuff Co., Ltd.

•	“Beijing Lorain” refers to Beijing Green Foodstuff Co., Ltd.

•	“Shandong Lorain” refers to Shandong Green Foodstuff Co., Ltd.

•	“Dongguan Lorain” refers to Dongguan Green Foodstuff Co., Ltd.

•	“Shandong Greenpia” refers to Shandong Greenpia Foodstuff Co., Ltd.

•	“RMB” refers to Renminbi, the legal currency of China.

•	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

•	“China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong and Macau).

*Athena is a holding company which previously holds all of the capital and the voting shares of Conserverie Minerve, a company organized under French law. Conserverie Minerve specializes in the processing and sale of chestnut and prepared foods products in Europe. On June 6, 2015, Athena approved the merger of Conserverie Minerve into Athena. Athena will assume all contracts, rights, assets and liabilities of Conserverie Minerve after the merger. Athena was a holding company with no operations and its only asset was the equity of Conserverie Minerve. On August 8, 2015, the merger was completed. The business and operation of Conserverie Minerve remain unchanged after the merger. After the completion of merger, Athena operates its businesses through the following, direct and indirect, wholly owned subsidiaries:

•	Sojafrais, a company organized under French law;
•	SCI SIAM, a real estate company organized under French law;
•	SCI GIU LONG, a real estate company organized under French law; and
•	CACOVIN, a company organized under Portuguese law

3

ITEM 1. Financial Statements

AMERICAN LORAIN CORPORATION

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (“the Company”) as of September 30, 2015 and December 31, 2014, and the related statements of income, stockholders’ equity, and cash flows for the three month and nine month periods ended September 30, 2015 and 2014. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
November 20, 2015	Certified Public Accountants

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(Stated in US Dollars)

		(Audited)
	At September 30,	At December 31,
ASSETS	2015	2014
Current assets
Cash and cash equivalents	$31,145,108	$30,279,988
Restricted cash	14,262,450	4,195,114
Trade accounts receivable	41,142,978	58,806,466
Other receivables	12,670,630	8,183,485
Inventory	58,002,702	51,648,160
Advance to suppliers	33,473,757	42,479,437
Prepaid expenses and taxes	2,887,635	2,758,334
Security deposits and other assets	3,821,959	3,578,514
Total current assets	$197,407,219	$201,929,498

Non-current assets
Investment	3,284,719	3,258,125
Property, plant and equipment, net	84,823,722	89,148,530
Construction in Progress, net	13,866,188	14,340,145
Intangible assets, net	16,652,212	17,537,868
Goodwill	9,955,983	10,327,553
TOTAL ASSETS	$325,990,043	$336,541,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$36,839,015	$41,645,100
Notes payable	3,053,465	6,005,430
Convertible promissory note	-	3,500,000
Long-term debt – current portion	34,925,487	19,226,094
Accounts payable	18,680,167	10,071,009
Taxes payable	3,511,059	4,320,470
Accrued liabilities and other payables	5,655,640	4,153,054
Related party payable	1,809,493	2,433,300
Deferred tax liabilities	19,204	70,545
Customers deposits	412,954	61,428
Capital lease – current portion	465,916	-
Total current liabilities	$105,372,400	$91,486,430

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(Stated in US Dollars)

		(Audited)
	At September 30,	At December 31,
	2015	2014

Long-term liabilities
Long-term bank loans	567,112	2,707,587
Notes payable and debenture	11,009,160	32,581,249
Capital lease	831,595	-
TOTAL LIABILITIES	$117,780,267	$126,775,266

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 38,259,490 shares and 34,916,714 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	38,259	34,917
Additional paid-in capital	57,844,419	53,853,089
Statutory reserves	23,038,917	23,038,917
Retained earnings	100,340,007	99,021,555
Accumulated other comprehensive income	15,838,394	20,796,420
Non-controlling interests	11,109,780	13,021,555

TOTAL STOCKHOLDER’S EQUITY	$208,209,776	$209,766,453

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$325,990,043	$336,541,719

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2015 AND 2014
(Stated in US Dollars)

	For the three months period		For the nine months period
	ended September 30,		ended September 30,
	2015	2014	2015	2014

Net revenues	$47,681,598	$55,264,211	$120,786,813	$119,469,809
Cost of revenues	39,391,557	46,107,620	101,073,478	96,582,685
Gross profit	$8,290,041	$9,156,591	$19,713,335	$22,887,124

Operating expenses
Selling and marketing expenses	1,875,739	3,044,877	5,037,527	5,783,319
General and administrative expenses	2,348,402	3,361,844	9,530,701	6,756,226
	4,224,141	6,406,721	14,568,228	12,539,545

Operating income	$4,065,900	$2,749,870	$5,145,107	$10,347,579

Government subsidy income	941,545	401,443	1,947,630	2,209,814
Interest income	116,451	94,186	391,056	151,510
Other income	87,371	779,644	649,045	935,198
Other expenses	(347,684)	(74,946)	(850,313)	(220,456)
Interest expense	(2,017,820)	(2,553,415)	(5,620,812)	(6,332,249)

Earnings/(loss) before tax	$2,845,763	$1,396,782	$1,661,713	$7,091,396

Income tax	(967,650)	(666,673)	(2,255,036)	(2,378,889)

Net income/(loss)	$1,878,113	$730,109	$(593,323)	$4,712,507

Other comprehensive income/(loss):
Foreign currency translation gain/(loss)	(6,063,073)	82,660	(4,958,027)	(2,020,740)
Comprehensive Income/(Loss)	(4,184,960)	812,769	(5,551,350)	2,691,767

Net income/(loss) attributable to:
-Common stockholders	$2,263,262	$1,179,001	$1,318,452	$4,909,926
-Non-controlling interest	(385,149)	(448,892)	(1,911,775)	(197,419)
	$1,878,113	$730,109	$(593,323)	$4,712,507

Earnings/(loss) per share
- Basic	$0.06	$0.03	$0.04	$0.14
- Diluted	$0.06	$0.03	$0.04	$0.14

Weighted average shares outstanding
- Basic	38,259,490	34,745,285	36,727,504	34,873,699
- Diluted	38,259,490	34,745,285	36,727,504	34,873,699

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2015 AND 2014
(Stated in US Dollars)

	For the three months period		For the nine months period
	ended September 30,		ended September 30,
	2015	2014	2015	2014
Cash flows from operating activities
Net income	1,878,113	730,109	(593,323)	4,712,507
Stock compensation expense	-	366,000	987,500	366,000
Depreciation of fixed assets	1,023,350	1,093,167	3,037,385	2,926,095
Amortization of intangible assets	97,727	485,916	289,497	672,370
(Increase)/decrease in accounts and other receivables	(12,837,631)	(17,077,118)	11,063,323	2,262,344
(Increase)/decrease in inventories	8,567,805	(15,298,226)	(1,034,711)	(35,514,753)
Decrease/(increase) in prepayment	(96,065)	(178,964)	(230,948)	(2,488,951)
Decrease/(increase) in deferred tax asset	(12,351)	(52)	(38,327)	1,263
Increase/(decrease) in accounts and other payables	7,629,986	27,357,598	12,887,010	28,019,912
Increase/(decrease) in related party payable	40,442	-	(397,660)	-
Net cash (used in)/provided by operating activities	6,291,376	(2,521,570)	25,969,746	956,787

Cash flows from investing activities
Payment for acquisition of Athena Group	-	2,100,000	-	-
Purchase of plant and equipment	(1,512,795)	(5,152,779)	(1,905,906)	(6,167,956)
Disposal/(Purchase) of intangible assets	444	(2,064,247)	(56,813)	(1,935,326)
(Increase)/decrease in restricted cash	(4,655,012)	198,008	(10,529,664)	(2,444,287)
(Increase)/decrease in deposit	(62,971)	(8,427,528)	(606,921)	(8,403,929)
Sales of investments	(159,615)	-	-	-
Net cash used in investing activities	(6,389,949)	(13,346,546)	(13,099,304)	(18,951,498)

Cash flows from financing activities
Repayment of bank borrowings	(4,241,287)	(505,914)	(7,731,253)	(8,970,772)
Proceeds from bank borrowings and debentures	12,257,115	7,563,144	16,388,949	21,867,129
(Repayment)/proceeds of long-term borrowings and notes payable	(14,225,110)	4,605,638	(21,109,957)	11,354,924
Net cash provided by/(used in) financing activities	$(6,209,282)	$11,662,868	$(12,452,261)	$24,251,281

Net Increase/(decrease) of cash and cash equivalents	(6,307,855)	(4,205,248)	418,181	6,256,570

Effect of foreign currency translation on cash and cash equivalents	185,641	2,777,136	446,939	673,737

Cash and cash equivalents–beginning of period	37,267,322	42,215,612	30,279,988	33,857,193

Cash and cash equivalents–end of period	$31,145,108	$40,787,500	$31,145,108	$40,787,500

Supplementary cash flow information:
Interest received	$116,451	$94,186	$391,056	$151,510
Interest paid	$554,080	$1,482,803	$2,815,173	$3,243,753
Income taxes paid	$788,965	$961,838	$1,973,428	$4,003,028

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2015 AND YEAR ENDED DECEMBER 31, 2014
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total
Balance, January 1, 2014	34,616,714	34,617	53,487,389	18,396,513	99,257,837	20,928,244	11,003,908	203,108,508
Net income	-	-	-	-	3,752,524	-	-	3,752,524
Increase in non-controlling interests from acquisition of Athena Group	-	-	-	-	-	-	2,671,245	2,671,245
Issuance of share based compensation	300,000	300	365,700	-	-	-	-	366,000
Appropriations to statutory reserve	-	-	-	4,642,404	(4,642,404)	-	-	-
Allocation to non-controlling interests	-	-	-	-	653,598	-	(653,598)	-
Foreign currency translation adjustment	-	-	-	-	-	(131,824)		(131,824)

Balance, December 31, 2014	34,916,714	34,917	53,853,089	23,038,917	99,021,555	20,796,420	13,021,555	209,766,453

Balance, January 1, 2015	34,916,714	34,917	53,853,089	23,038,917	99,021,555	20,796,420	13,021,555	209,766,453
Net income/(loss)	-	-	-	-	(593,323)	-	-	(593,323)
Conversion of loan debenture to common stock	2,355,276	2,355	2,708,568	-	-	-	-	2,710,923
Issuance of share based compensation	987,500	987	1,282,762	-	-	-	-	1,283,749
Allocation to non-controlling interests	-	-	-	-	1,911,775	-	(1,911,775)	-
Foreign currency translation adjustment	-	-	-	-	-	(4,958,026)	-	(4,958,026)

Balance, September 30, 2015	38,259,490	38,259	57,844,419	23,038,917	100,340,007	15,838,394	11,109,780	208,209,776

See Accompanying Notes to the Financial Statements and Accountant’s Report

1.	ORGANIZATION, BASIS OF PRESENTATION, AND PRINCIPAL ACTIVITIES

(a)	Organization history of American Lorain Corporation (formerly known as Millennium Quest, Inc.)

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

In addition, the Company directly and indirectly has 80.2% ownership of Shandong Lorain. The rest of the 19.8%, which is owned by the Chinese Government under the name of Shandong Economic Development Investment Co. Ltd., is not included as a part of the Company.

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

On June 6, 2015, Athena approved the merger of its wholly owned subsidiary Conserverie Minerve into Athena. Athena will assume all contracts, rights, assets and liabilities of Conserverie Minerve after the merger. Athena was a holding company with no operations and its only asset was the equity of Conserverie Minerve. On August 8, 2015, the merger was completed. The business and operation of Conserverie Minerve remain unchanged after the merger.

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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the three month period ended September 30, 2015 in order to be consistent with the presentation provided for the year ended December 31, 2014. There was no impact on earnings for the regrouping.

(b)	Principles of consolidation

The consolidated financial statements which include the Company and its subsidiaries are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned and controlling subsidiaries; ownership interests of non-controlling investors are recorded as non-controlling interests.

As of September 30, 2015, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital
International Lorain Holding Inc.	Cayman Islands	100	$48,976,597
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	47,089,930
Shandong Lorain Co., Ltd.	PRC	80.2	12,730,920
Beijing Lorain Co., Ltd.	PRC	100	1,573,861
Luotian Lorain Co., Ltd.	PRC	100	3,986,402
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,417,451
Dongguan Lorain Co., Ltd.	PRC	100	157,386
Athena	France	51	14,337
Sojafrais	France	51	5,735
SCI Siam	France	51	874
SCI Giu Long	France	51	5,735
Cacovin	Portugal	51	315,417

(c)	Use of estimates

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2015.

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

2.      Taxable Income

Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

(r)	Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $0 and $4,642,404 from retained earnings to statutory reserves for the nine months ended September 30, 2015 and year ended December 31, 2014. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

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

	9/30/2015	6/30/2015	12/31/2014	9/30/2014	6/30/2014
Year end RMB: US$ exchange rate	6.3538	6.0888	6.1385	6.1534	6.1552
Annual/period average RMB: US$ exchange rate	6.1606	6.1128	6.1432	6.1457	6.1397
Year-end EUR: US$ exchange rate	0.8893	0.9012	0.8826	0.7882	0.7325
Annual/period average EUR: US$ exchange rate	0.8969	0.8958	0.7773	0.7377	0.7294

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. During the period ended September 30, 2015, no warrants were issued nor were options granted. For the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. For the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. As of September 30, 2015, 1,753,909 Series A warrants have expired and all stock options to employees from the 2009 stock incentive program have expired. These warrants could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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

As of September 30, 2015 and December 31, 2014, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the periods ended September 30, 2015 and 2014 included net income and foreign currency translation adjustments.

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

In September 2015, the FASB issued ASU 2015-16, the guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The Company is currently evaluating the impact the pronouncement will have on the Company’s consolidated financial statements.

As of September 30, 2015, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

4.	TRADE ACCOUNTS RECEIVABLE

	9/30/2015	12/31/2014
Trade accounts receivable	$47,225,908	$64,726,091
Less: Allowance for doubtful accounts	(6,082,930)	(5,919,625)
	$41,142,978	$58,806,466

Allowance for bad debt:	930/2015	12/31/2014
Beginning balance	$(5,919,625)	$(439,875)
Additions to allowance	(163,305)	(5,479,750)
Ending balance	$(6,082,930)	$(5,919,625)

The Company offers credit terms of between 30 to 60 days to most of its domestic customers, including supermarkets and wholesalers, around 90 days to most of its international customers, and between 0 to 15 days to most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014
Advances to employees for job/travel disbursements	1,274,822	2,623,067
Amount due by a non-related enterprise	867,425	162,907
Other non-related receivables	2,896,767	580,634
Other related party receivables	172,357	1,420,548
Short-term investment sale receivable	1,573,862	1,629,062
Vendor rebate receivable	5,885,397	1,767,267
	$12,670,630	$8,183,485

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

Specifically, the company uses available employees of the purchasing department to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. However none of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of September 30, 2015.

Related party receivable represented advances issued by management for job or travel disbursement in the normal course of business. The receivable had no impact on earnings. As with other employees, officers sign notes when cash is issued to them as job or travel disbursement. In order to satisfy certain criteria for obtaining the long-term loan with DEG, as noted in footnote 10, Junan Hongrun lent money to senior management to purchase life insurance. Related party receivable amounts are disclosed as “other related party receivables” in other receivables.

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

As of September 30, 2015, a total of RMB 42,029,955 has been received and there was an unpaid balance of RMB 27,574,045. The Company filed litigation against Junan Hengji and Heng An Investment in 2014 for a claim of RMB 10,000,000, which is half of the original guaranteed profit of RMB 20,000,000. The Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out of pocket expenses paid by Junan Hengji as well as the litigation fee that is required to be paid to the court by Shandong Lorain first based upon the amount claimed for disputes between the parties. Shandong Lorain decided to file the lawsuit with the Linyi City Intermediate People's Court to claim a fixed return of RMB 10 million (approximately US$1,573,862).

On March 21, 2015, Shandong Lorain received the Linyi City Intermediate People's Court decision that rejected Shandong Lorain's claim for RMB 10 million against Junan Hengji and Heng An Investment. On April 3, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province and the case is still in the process. The balance of the claim was deemed to be uncollectable and was written off as a loss. As of September 30, 2015, RMB 10,000,000 (US$ 1,573,862) is due and payable to the Company since the decision from the lower court does not become effective until the appeal procedure is completed or expired.

6.	INVENTORIES

Inventories consisted of the following as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014
Raw materials	$28,247,945	$28,557,607
Finished goods	29,754,757	23,090,553
	$58,002,702	$51,648,160

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014
At Cost:
Buildings	$84,515,392	$87,751,232
Land	215,474	232,946
Landscaping, plant and tree	10,553,614	10,923,768
Machinery and equipment	22,598,350	21,853,334
Office equipment	1,069,988	1,095,590
Motor vehicles	618,688	654,324
	$119,571,506	$122,511,194
Less: Accumulated depreciation
Buildings	(15,320,211)	(14,479,949)
Landscaping, plant and tree	(4,576,070)	(4,021,153)
Machinery and equipment	(13,195,251)	(13,181,519)
Office equipment	(1,211,765)	(1,252,846)
Motor vehicles	(444,487)	(427,197)
	(34,747,784)	(33,362,664)

	$84,823,722	$89,148,530

Landscaping, plants, and trees account for the orchards that the Company has developed for agricultural operations. These orchards as well as the young trees which were purchased as nursery stock are capitalized into fixed assets. The depreciation is then calculated on a 30-year straight-line method when production in commercial quantities begins. The orchards have begun production in small quantities and the Company has accounted for depreciation commencing July 1, 2010. In 2013, the Company leased three greenhouses to grow seasonal crops in order to lower cost. Depreciation expense for the nine month periods ended September 30, 2015 and 2014 was $3,037,385 and $2,926,095, respectively. Depreciation expense for the three month periods ended September 30, 2015 and 2014 was $1,023,350 and $912,060, respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014
Land use rights, at cost	$16,926,692	$17,520,374
Utilities rights, at cost	48,959	50,676
Software, at cost	476,540	451,863
Patent, at cost	1,463,307	1,581,891
	18,915,498	19,604,804

Less: Accumulated amortization	(2,263,286)	(2,066,936)
	$16,652,212	$17,537,868

All land is owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. Amortization expense for the three month periods ended September 30, 2015 and 2014 were $97,727 and $ 485,916, respectively. Amortization expense for the nine month periods ended September 30, 2015 and 2014 were $289,497 and $672,370, respectively.

9.	BANK LOANS

Bank loans include bank overdrafts, short-term bank loans, and current portion of long-term loans, which consisted of the following as of September 30, 2015 and December 31, 2014:

Bank Overdrafts	9/30/2015	12/31/2014
CIC Lorient Enterprises, Interest rate of EURIBOR+1.70% due within 3 months	$-	$380,106
CIO, Interest rate of EURIBOR+1.70% due within 3 months	146,424	-
Credit Agricole, Interest rate of EURIBOR+1.70% due within 3 months	144,667	214,146
BNP Paribas, Interest rate of EURIBOR+1.70% due within 3 months	199,360	-
LCL Banque et Assurance, Interest rate of EURIBOR+1.70% due within 3 months	-	105,508
Société Générale, Interest rate of EURIBOR+1.70% due within 3 months	86,082	285,621
Banque Tarneud, Interest rate of EURIBOR+1.70% due within 3 months	378,055	548,537
BPI France, Interest rate of EURIBOR+1.70% due within 3 months	-	1,151,975
HSBC, Interest rate of EURIBOR+1.70% due within 3 months	3,566	22,963
GE, Interest rate of EURIBOR+1.70% due within 3 months	79,000	2,043
BES, Interest rate of EURIBOR+1.70% due within 3 months	473	263
Banco Portugues de Negocios	1,724	1,864
Banco Espirito Santo	3,655	3,951
	$1,043,006	$2,716,977

Bank overdrafts are collateralized by inventory.

Short-term Bank Loans	9/30/2015	12/31/2014
Loan from Industrial and Commercial Bank of China,
• Interest rate at 7.28% per annum; due 3/4/2015	$-	$1,466,156
• Interest rate at 7.125% per annum; due 3/27/2015	-	4,072,656
• Interest rate at 1.74% per annum; due 4/10/2015	-	387,652
• Interest rate at 1.74% per annum; due 4/24/2015	-	895,884
• Interest rate at 7.28% per annum; due 6/5/2015	-	1,010,019
• Interest rate at 6.50% per annum; due 10/14/2015	944,317	977,437
• Interest rate at 7.20% per annum; due 11/2/2015	1,573,861	1,629,062
• Interest rate at 6.63% per annum; due 11/16/2015	1,259,089	-
• Interest rate at 6.72% per annum; due 12/1/2015	1,573,861	1,629,062
• Interest rate at 6.305% per annum; due 1/4/2016	1,038,748	-
• Interest rate at 6.955% per annum; due 4/20/2016	3,934,653	-

Loan from China Minsheng Bank Corporation, Linyi Branch
• Interest rate at 7.8% per annum due 1/17/2015	-	1,629,062
• Interest rate at 7.8% per annum due 2/26/2015	-	814,531
• Interest rate at 5.98% per annum due 9/22/2016	1,573,861	-

Loan from Agricultural Bank of China, Junan Branch
• Interest rate at 7.8% per annum due 8/14/2015	-	1,629,062
• Interest rate at 7.28% per annum due 1/22/2016	2,250,622	-
• Interest rate at 5.52% per annum due 9/5/2016	3,147,723	-

Loan from Agricultural Bank of China, Luotian Branch
• Interest rate at 7.28% per annum due 3/24/2015	-	1,629,062
• Interest rate at 7.8% per annum due 8/25/2015	-	2,117,781

China Agricultural Development Bank
•Interest rate at 6.0% per annum due 1/7/2015	-	733,078
•Interest rate at 6.0% per annum due 9/1/2015	-	814,531
•Interest rate at 5.6% per annum due 1/6/2016	786,931	-
Luotian Sanliqiao Credit Union,
• Interest rate at 9.36% per annum due 1/21/2015	-	162,906
• Interest rate at 9.72% per annum due 2/13/2016	2,518,178	-

Bank of Ningbo ,
• Interest rate at 6.548% per annum due 10/26/2015	786,931	1,629,062

Hankou Bank, Guanggu Branch,
• Interest rate at 6.95% per annum due 8/24/2015	-	1,629,062

Postal Savings Bank of China,
• Interest rate at 9.72% per annum due 7/27/2016	409,204	-

Bank of Rizhao,
• Interest rate at 7.80% per annum due 1/17/2015	-	1,629,062
• Interest rate at 7.28% per annum due 1/19/2016	1,573,861	-

China Construction Bank,
• Interest rate at 6.16% per annum due 2/25/2015	-	814,531
• Interest rate at 6.60% per annum due 4/15/2015	-	798,241
• Interest rate at 6.60% per annum due 5/11/2015	-	521,300
• Interest rate at 6.60% per annum due 11/27/2015	786,931	814,531

Huaxia Bank,
• Interest rate at 7.8% per annum due 5/19/2015	-	1,629,062
• Interest rate at 7.8% per annum due 5/19/2016	1,573,861	-

City of Linyi Commercial Bank, Junan Branch,
• Interest rate at 8.4% per annum due 2/16/2016	1,573,861	-

Ministry of Finance,
• Interest free due 10/2015	1,180,396	-
Bank of China, Paris Branch,
• Interest rate at 2.80% per annum due 11/18/2015	2,811,200	3,622,666
• Interest rate at 2.80% per annum due 2/11/2016	4,497,920	2,954,048

BNP Paribas,
• Interest rate at 3.80% per annum due 3/14/2015	-	21,284
• Interest rate at 3.00% per annum due 7/15/2015	-	16,355
• Interest rate at 4.20% per annum due 12/20/2016	-	73,082

CIC Lorient Enterprises,
• Interest rate at 2.98% per annum due 12/20/2015	-	27,791
• Interest rate at 4.20% per annum due 12/20/2016	-	108,864

Credit Agricole,
• Interest rate at 4.20% per annum due 12/20/2016	-	108,864
• Interest rate at 1.85% per annum due 1/25/2017	-	42,947

LCL Banque et Assurance,
• Interest rate at 4.20% per annum due 12/20/2016	-	108,864

Banque Tarneud,
• Interest rate at 3.28% per annum due 12/2016	-	135,624
• Interest rate at 2.90% per annum due 12/2016	-	72,818

BPI France,
• Interest rate at 3.42% per annum due 12/20/2016	-	547,046

Société Générale,
• Interest rate at 2.90% per annum due 5/15/2016	-	25,078
	$35,796,009	$38,928,123

The short-term loans, which are denominated in the functional currencies Renminbi (RMB) and Euros, were primarily obtained for general working capital. Short-term loans are guaranteed by either companies within the group or personnel who hold a management role within the group.

10.	CURRENT PORTION – LONG TERM DEBT

Current portions of long-term debt, notes payable, and debentures consisted of the following as of September 30, 2015 and December 31, 2014:

BNP Paribas,
• Interest rate at 4.20% per annum due 12/20/2016	$83,621	$-

CIO,
• Interest rate at 2.89 % per annum due 12/20/2015	8,654	-
• Interest rate at 4.20 % per annum due 12/20/2016	99,301	-

Credit Agricole,
• Interest rate at 4.20% per annum due 12/20/2016	107,765	-
• Interest rate at 1.85% per annum due 1/25/2017	39,482	-

Banque Tarneud,
• Interest rate at 3.28% per annum due 12/2016	125,452	-
• Interest rate at 2.90% per annum due 12/2016	67,357	-

BPI France,
• Interest rate at 3.42% per annum due 12/20/2016	421,680	-

Société Générale,
• Interest rate at 2.90% per annum due 5/15/2016	17,672	-

Note payable issued by Shanghai Pudong Development Bank
• Interest rate at 5.9% per annum due 12/28/2015	12,590,890	13,032,500

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	15,738,613	-

Loans from China Development Bank
• Interest rate at 7.07% per annum due 5/20/2015	-	1,140,344
• Interest rate at 7.07% per annum due 9/24/2015	-	1,303,250

Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”),
• Interest rate at 5.510% per annum due 3/15/2015*	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 9/15/2015*	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 3/15/2016	1,875,000	-

Total	$34,925,487	$19,226,094

The Company began repaying its loan with DEG in semi-annual installments on September 15, 2012. As of September 30, 2015 and December 31, 2014, the Company has repaid $9,375,000 in principal. The loan was collateralized with the following terms:

(a.)	Create and register a first ranking mortgage in the amount of about USD 12,000,000 on its land and building in favor of DEG.
(b.)	Undertake to provide a share pledge of Mr. Si Chen, its majority shareholder, or shares as the sponsor in the amount of about USD 12,000,000 in form and substance satisfactory to DEG.
(c.)

The total amount of the first ranking mortgage as indicated in the Loan Agreement (Article 12(1)(a)) and the value of the pledged shares of Mr. Si Chen (Loan Agreement (Article 12(1)(a))) should be at least USD 24,000,000.

(d.)	Undertake to provide a guarantee from Mr. Si Chen in form and substance satisfactory to DEG.

The Company is in the process of negotiation with DEG to reschedule the three installment repayments.

11.	NOTES PAYABLE AND CONVERTIBLE PROMISSORY NOTE

Notes Payable consisted of the following as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014

Notes payable issued by Hankou Bank,
• Interest rate at 5.55% per annum due 3/24/2015	$-	$1,629,062

Notes payable issued by BNP Paribas,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	649,702	972,527

Notes payable issued by CIC Lorient Enterprises,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	958,307	1,434,476

Notes payable issued by Credit Agricole,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	452,916	705,081

Notes payable issued by LCL Banque et Assurance,
• Interest rate at EURIBOR + 1.7% per annum due within 1 months	532,754	705,081

Notes payable issued by Société Générale,
• Interest rate at EURIBOR + 1.7% per annum due within 1 months	459,786	559,203

	$3,053,465	$6,005,430

The Notes Payable are guaranteed by third party guarantors.

Convertible Promissory Note consisted of the following as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014

Note issued by Jade Lane Group Limited
• Interest rate at 4.50% per annum due 3/13/2015	$-	$3,500,000
	$-	$3,500,000

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

12.	TAXES PAYABLES

Taxes payable consisted of the following as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014
Value added tax payable	$724,816	$1,664,596
Corporate income tax payable	1,358,264	996,629
Employee payroll tax withholding	153,211	442,382
Property tax payable	77,285	55,872
Stamp tax payable	1,449	1,478
Business tax payable	152,833	158,194
Land use tax payable	127,402	53,400
Capital gain tax payable	915,799	947,919
	$3,511,059	$4,320,470

13.	ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses and other payables consisted of the following as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014
Accrued salaries and wages	$98,806	$303,751
Accrued utility expenses	155,532	25,631
Accrued interest expenses	3,154,132	1,359,472
Accrued transportation expenses	401,576	653,935
Other accruals	1,042,028	819,775
Business and other taxes	248,786	505,584
Disbursement payable	509,600	108,528
Accrued staff welfare	85,180	376,378
	$5,655,640	$4,153,054

14.	LONG-TERM DEBT

Non-current portions of long-term debt consisted of the following as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
•Interest rate at 5.510% per annum due 3/15/2016	$-	$1,875,000

BNP Paribas,
• Interest rate at 4.20% per annum due 12/20/2016	-	105,863

CIC Lorient Enterprises,
• Interest rate at 4.20% per annum due 12/20/2015	17,078	104,394
• Interest rate at 4.20% per annum due 12/20/2016	34,037	-

Credit Agricole,
• Interest rate at 4.20% per annum due 12/20/2016	12,308	104,394
• Interest rate at 1.85% per annum due 1/25/2017	25,573	38,887

LCL Banque et Assurance,
• Interest rate at 4.20% per annum due 12/20/2015	141,426	104,394

Société Générale,
• Interest rate at 2.90% per annum due 5/15/2016	-	10,665

Banco Portugue de Negocios,
• Interest rate at EURIBOR 3M+spread 2% per annum due 06/2024	311,783	337,064

Banco Espirito Santo
• Interest rate at EURIBOR 3M+spread 2% per annum due 06/2024	24,907	26,926
	$567,112	$2,707,587

Non-current portions of notes payable and debentures consisted of the following as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	11,009,160	16,290,625

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	-	16,290,624
	$11,009,160 $	32,581,249

15.	CAPITALIZATION

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

During the year 2009, the Company issued 56,393 shares of stock to its employees and vendors and 5,011,169 shares to investors. The Company issued 1,334,573 stock options to employees on July 28, 2009; 1,753,909 shares of Series A warrants and 501,115 shares of Series B warrants were issued to investors on October 28, 2009. As of December 31, 2014, 501,115 shares of Series B warrants and all stock options to employees from the 2009 stock incentive program have expired. As of September 30, 2015, 1,753,909 shares of Series A warrants expired.

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

For the period ended September 30, 2015, the Company issued 987,500 shares as stock compensation to employees and 2,355,276 shares upon conversion of the convertible promissory note to Jade Lane.

As detailed in the table below, the total number of outstanding shares at September 30, 2015 was 38,259,490.

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
New shares issued to employees per stock incentive plan		10/5/2012	108,840
New shares issued to service provider during 2014		8/22/2014	300,000
New shares issued upon conversion of convertible debenture		4/20/2015	2,355,276
New shares issued to employees per stock incentive plan		6/12/2015	987,500
Common stock at 9/30/201			38,259,490

16.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the following:

(1)	19.8% equity of Shandong Lorain held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

(2)	49% equity of the Athena Group held by Biobranco II, Alcides Branco, and Nuno Branco.

17.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following for the periods ended September 30, 2015 and 2014:

Category	9/30/2015	9/30/2014
Chestnut	$53,703,400	$60,377,549
Convenience food	40,190,053	35,388,016
Frozen food	26,893,360	23,704,244
Total	$120,786,813	$119,469,809

Revenue by geography consisted of the following for the periods ended September 30, 2015 and 2014:

Country	9/30/2015	9/30/2014
Australia	$51,402	$114,333
Austria	48,904	44,734
Azerbaijan	109,493	-
Belgium	1,379,934	1,325,206
China	91,168,975	80,974,934
France	8,874,153	11,125,065
Georgia	88,594	-
Germany	185,806	560,363
Hong Kong	1,146,902	283,923
Israel	283,186	88,809
Italy	175,210	44,295
Japan	7,944,665	7,861,858
Malaysia	894,576	1,978,031
Morocco	3,872	-
Netherlands	10,090	4,545
New Zealand	-	62,295
Philippines	1,180,445	262,984
Portugal	300,564	4,858,037
Reunion	50,569	-
Saudi Arabia	-	1,074,790
Singapore	793,954	1,312,541
South Korea	2,911,142	4,274,633
Spain	264,384	203,156
Taiwan	317,590	336,900
Thailand	1,289,803	687,978
United Kingdom	35,521	1,555,532
United States	1,277,079	434,867

Total	$120,786,813	$119,469,809

18.	INCOME TAXES

All of the Company’s operations are in the PRC, France, and Portugal, and in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

•	PRC tax rate is 25%.
•	France tax rate is 33.3%
•	Portugal tax rate is 23%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the periods ended September 30, 2015 and 2014:

	9/30/2015	9/30/2014
Income attributed to PRC & Europe	$2,998,352	$7,718,719
Loss attributed to US	(1,336,639)	(627,323)
Income/(loss) before tax	1,661,713	7,091,396

PRC Statutory Tax at 25% Rate	2,255,036	2,378,889

Effect of tax exemption granted Income tax	$2,255,036	$2,378,889

Per Share Effect of Tax Exemption

	9/30/2015	9/30/2014
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	35,944,490	34,873,699
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the periods ended September 30, 2015 and 2014:

	9/30/2015	9/30/2014
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	110%	8.55%
The Company’s effective tax rate	135%	33.55%

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

The Company has accrued a deferred tax asset as a result of its net operating losses in as of and before December 31, 2014 because the Company planned to setup operations in the United States. The company anticipates that the operations within the United States will generate income in the future so that it will be able to take full advantage of the accrued tax asset. Accordingly the Company has not provided a valuation allowance for the accrued tax asset.

The Company’s detailed tax rates for its Chinese subsidiaries for 2015 and 2014 in the following table:

	China Income Tax Rate
Subsidiary	2015	2014
Junan Hongran	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	25%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

19.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	For the three months ended		For the nine months
	September 30,		ended September 30,
	2015	2014	2015	2014

Basic Earnings Per Share Numerator
Net Income/(loss)	$2,263,262 $	1,179,001	$1,318,452	$4,909,926

Income Available to Common Stockholders	$2,263,262 $	1,179,001	$1,318,452	$4,909,926

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$2,263,262 $	1,179,001	$1,318,452	$4,909,926

Income Available to Common Stockholders on
Converted Basis	$2,263,262 $	1,179,001	$1,318,452	$4,909,926

Original Shares:	38,259,490	34,616,714	34,916,714	34,616,714
Additions from Actual Events
-Issuance of Common Stock	-	300,000	3,342,776	300,000
Basic Weighted Average Shares Outstanding	38,259,490	34,745,285	36,727,504	34,873,699

Dilutive Shares:
Additions from Potential Events
-Exercise of Investor Warrants & Placement Agent Warrants	-	-	-	-
- Exercise of Employee & Director Stock Options	-	-	-	-
Diluted Weighted Average Shares Outstanding:	38,259,490	34,745,285	36,727,504	34,873,699

Earnings Per Share
- Basic	$0.06 $	0.03	$0.04	$0.14
- Diluted	$0.06 $	0.03	$0.04	$0.14

Weighted Average Shares Outstanding
- Basic	38,259,490	34,745,285	36,727,504	34,873,699
- Diluted	38,259,490	34,745,285	36,727,504	34,873,699

20.	SHARE BASED COMPENSATION

On July 27, 2009, the Company’s Board of Directors adopted the American Lorain Corporation 2009 Incentive Stock Plan (the “Plan”). The Plan provides that the maximum number of shares of the Company’s common stock that may be issued under the Plan is 2,500,000 shares. The Company’s employees, directors, and service providers are eligible to participate in the Plan.

For the year ended December 31, 2009, the Company recorded a total of $166,346 of shared based compensation expense. The Company issued options that upon exercise would result in the issuance of 1,334,573 common shares. These stock options vest over three years, where 33.33% vest annually. The expense related to the stock options was $107,375. The Company also recorded expense of $58,971 for the issuance of 56,393 common shares to participants; these common shares vested immediately. Given the materiality and nature of share based compensation, the entire expense has been recorded as general and administrative expenses. For the year ended December 31, 2010, the Company recorded a total of $890,209 stock option and its related general and administrative expenses.

On February 19, 2014 the Company’s board of directors approved the 2014 Equity Incentive Plan (“2014 Plan”), which was approved at the annual stockholders meeting on June 9, 2014. Subject to adjustment as provided in the 2014 Plan, the total number of shares of Common Stock reserved and available for delivery in connection with awards under the 2014 Plan is 3,000,000. As of September 30, 2015, 987,500 shares were issued to employees as stock awards. The 2014 Plan replaced the Company’s 2009 Incentive Stock Plan (the “Prior Plan”) and no additional stock awards shall be granted under the Prior Plan. All outstanding stock awards granted under the Prior Plan shall remain subject to the terms of the Prior Plan with respect to which they were originally granted. According to the plan, the Board granted CEO, CFO, COO, certain managers/employees and directors shares of the Company’s common stock. The vesting terms of such issuance of shares were either fully vested on the date of grant or vesting 50% for each year from the date of grant.

No tax benefit has yet been accrued or realized. For the period and year ended September 30, 2015 and December 31, 2014, the Company has yet to repatriate its earnings. Accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

For the period and year ended September 30, 2015 and December 31, 2014, the Company did not grant any stock options.

21.	LEASE COMMITMENTS

(a.)	The Company entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at September 30, 2015 are shown in the following table:

From	To	Lease payment
10/1/2015	12/31/2015	46,342
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$288,353

The outstanding lease commitment as of September 30, 2015 was $288,353.

The minimum future lease payments for this property at December 31, 2014 are shown in the following table:

From	To	Lease payment
1/1/2015	12/31/2015	92,685
1/1/2016	12/31/2016	92,685
1/1/2017	12/31/2017	92,685
1/1/2018	8/9/2018	56,641
		$334,696

The outstanding lease commitment as of December 31, 2014 was $334,696.

(b.)

During the year ended December 31, 2013, the Company entered into three operating lease agreements leasing three plots of land where greenhouses are maintained to grow seasonal crops. The leases were signed by Junan Hongrun Foodstuff Co., Ltd. and expires on April 25, 2033, May 19, 2033, and September 19, 2033, respectively.

The minimum future lease payments for these properties at September 30, 2015 are shown in the following tables:

From	To	Greenhouse 1	From	To	Greenhouse 2	From	To	Greenhouse 3
10/1/2015	12/31/2015	$19,532	10/1/2015	12/31/2015	$23,779	10/1/2015	12/31/2015	$2,835
1/1/2016	12/31/2016	78,128	1/1/2016	12/31/2016	95,114	1/1/2016	12/31/2016	11,339
1/1/2017	12/31/2017	78,128	1/1/2017	12/31/2017	95,114	1/1/2017	12/31/2017	11,339
1/1/2018	12/31/2018	78,128	1/1/2018	12/31/2018	95,114	1/1/2018	12/31/2018	11,339
1/1/2019	12/31/2019	78,128	1/1/2019	12/31/2019	95,114	1/1/2019	12/31/2019	11,339
1/1/2020	12/31/2020	78,128	1/1/2020	12/31/2020	95,114	1/1/2020	12/31/2020	11,339
1/1/2021	12/31/2021	78,128	1/1/2021	12/31/2021	95,114	1/1/2021	12/31/2021	11,339
1/1/2022	12/31/2022	78,128	1/1/2022	12/31/2022	95,114	1/1/2022	12/31/2022	11,339
1/1/2023	12/31/2023	85,773	1/1/2023	12/31/2023	102,527	1/1/2023	12/31/2023	12,097
1/1/2024	12/31/2024	89,289	1/1/2024	12/31/2024	105,683	1/1/2024	12/31/2024	12,757
1/1/2025	12/31/2025	89,289	1/1/2025	12/31/2025	105,683	1/1/2025	12/31/2025	12,757
1/1/2026	12/31/2026	89,289	1/1/2026	12/31/2026	105,683	1/1/2026	12/31/2026	12,757
1/1/2027	12/31/2027	89,289	1/1/2027	12/31/2027	105,683	1/1/2027	12/31/2027	12,757
1/1/2028	12/31/2028	89,289	1/1/2028	12/31/2028	105,683	1/1/2028	12/31/2028	12,757
1/1/2029	12/31/2029	89,289	1/1/2029	12/31/2029	105,683	1/1/2029	12/31/2029	12,757
1/1/2030	12/31/2030	89,289	1/1/2030	12/31/2030	105,683	1/1/2030	12/31/2030	12,757
1/1/2031	12/31/2031	89,289	1/1/2031	12/31/2031	105,683	1/1/2031	12/31/2031	12,757
1/1/2032	12/31/2032	89,289	1/1/2032	12/31/2032	105,683	1/1/2032	12/31/2032	12,757
1/1/2033	4/25/2033	42,261	1/1/2033	5/19/2033	50,322	1/1/2033	6/19/2033	5,530
		$1,498,063			$1,793,573			$214,648

The outstanding lease commitments for the three greenhouses as of September 30, 2015 was $3,506,284.

The minimum future lease payments for these properties at December 31, 2014 are shown in the following tables:

From	To	Greenhouse 1	From	To	Greenhouse 2	From	To		Greenhouse 3
1/1/2015	12/31/2015	$78,128	1/1/2015	12/31/2015	$95,114	1/1/2015	12/31/2015		11,339
1/1/2016	12/31/2016	78,128	1/1/2016	12/31/2016	95,114	1/1/2016	12/31/2016		11,339
1/1/2017	12/31/2017	78,128	1/1/2017	12/31/2017	95,114	1/1/2017	12/31/2017		11,339
1/1/2018	12/31/2018	78,128	1/1/2018	12/31/2018	95,114	1/1/2018	12/31/2018		11,339
1/1/2019	12/31/2019	78,128	1/1/2019	12/31/2019	95,114	1/1/2019	12/31/2019		11,339
1/1/2020	12/31/2020	78,128	1/1/2020	12/31/2020	95,114	1/1/2020	12/31/2020		11,339
1/1/2021	12/31/2021	78,128	1/1/2021	12/31/2021	95,114	1/1/2021	12/31/2021		11,339
1/1/2022	12/31/2022	78,128	1/1/2022	12/31/2022	95,114	1/1/2022	12/31/2022		11,339
1/1/2023	12/31/2023	85,773	1/1/2023	12/31/2023	102,527	1/1/2023	12/31/2023		12,097
1/1/2024	12/31/2024	89,289	1/1/2024	12/31/2024	105,683	1/1/2024	12/31/2024		12,757
1/1/2025	12/31/2025	89,289	1/1/2025	12/31/2025	105,683	1/1/2025	12/31/2025		12,757
1/1/2026	12/31/2026	89,289	1/1/2026	12/31/2026	105,683	1/1/2026	12/31/2026		12,757
1/1/2027	12/31/2027	89,289	1/1/2027	12/31/2027	105,683	1/1/2027	12/31/2027		12,757
1/1/2028	12/31/2028	89,289	1/1/2028	12/31/2028	105,683	1/1/2028	12/31/2028		12,757
1/1/2029	12/31/2029	89,289	1/1/2029	12/31/2029	105,683	1/1/2029	12/31/2029		12,757
1/1/2030	12/31/2030	89,289	1/1/2030	12/31/2030	105,683	1/1/2030	12/31/2030		12,757
1/1/2031	12/31/2031	89,289	1/1/2031	12/31/2031	105,683	1/1/2031	12/31/2031		12,757
1/1/2032	12/31/2032	89,289	1/1/2032	12/31/2032	105,683	1/1/2032	12/31/2032		12,757
1/1/2033	4/25/2033	42,261	1/1/2033	5/19/2033	50,322	1/1/2033	6/19/2033		5,530
		$1,556,659			$1,864,908			$	$ 223,152

The outstanding lease commitments for the three greenhouses as of December 31, 2014 was $3,644,719.

22.	CAPITAL LEASE OBLIGATIONS

The Company leases certain machinery and equipment under leases classified as capital leases. During the period ended September 30, 2015, the Company entered into the following capital leases:

(a.)

On July 1, 2015, the Company entered into a capital lease agreement in the amount of RMB 1,057,571, which was approximately USD 166,447, with Lessor A leasing: five production machines, two packaging machine, one assembly line, and ten vending machines with an interest rate of 7% for a period of 36 months with an expiration date of June 30, 2018 with an option to buy the leased assets following the lease expiration for RMB 1.

(b.)

On July 1, 2015, the Company entered into a capital lease agreement in the amount of RMB 2,805,493, which was approximately USD 441,546, with Lessor A leasing one hundred vending machines with an interest rate of 7% for a period of 36 months with an expiration date of June 30, 2018 with an option to buy the leased assets following the lease expiration for RMB 1.

(c.)

On August 25, 2015, the Company entered into a capital lease agreement in the amount of RMB 2,163,845, which was approximately USD 340,539, with Lessor B leasing eight production machines with an interest rate of 7% for a period of 30 months with an expiration date of February 25, 2018 with an option to buy the leased assets following the lease expiration for RMB 100.

(d.)

On August 25, 2015, the Company entered into a capital lease agreement in the amount of RMB 530,439, which was approximately USD 83,484, with Lessor B leasing four production machines with an interest rate of 7% for a period of 30 months with an expiration date of February 25, 2018 with an option to buy the leased assets following the lease expiration for RMB 100.

(e.)

On August 25, 2015, the Company entered into a capital lease agreement in the amount of RMB 777,228, which was approximately USD 122,325, with Lessor B leasing one assembly line with an interest rate of 7% for a period of 30 months with an expiration date of February 25, 2018 with an option to buy the leased assets following the lease expiration for RMB 100.

(f.)

On August 25, 2015, the Company entered into a capital lease agreement in the amount of RMB 1,647,563, which was approximately USD 259,304, with Lessor B leasing one freezing unit with an interest rate of 7% for a period of 30 months with an expiration date of February 25, 2018 with an option to buy the leased assets following the lease expiration for RMB 100.

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2015:

Year 1	561,345
Year 2	601,782
Year 3	400,129
Total minimum lease payments	1,563,256
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	(107,385)
Net minimum lease payments	1,455,871
Less: Amount representing interest	(158,360)
Present value of net minimum lease payments	1,297,511

Reflected in the balance sheet as current and noncurrent obligations under capital leases of $465,916 and $831,595, respectively.

As of September 30, 2015, the present value of minimum lease payments due within one year is $465,916.

23.	CONTINGENCIES AND LITIGATIONS

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

In January 2014, the Linyi Court had its first trial session. During the trial, Heng An Investment filed a counterclaim against Shandong Lorain for repayment of out of pocket expenses which would off-set the entire fixed return plus additional unpaid expenses of RMB 4,746,927 (approximately $765,633). Shandong Lorain responded that Heng An Investment does not have standing to file the counter-claim because the out of pocket payments were made by Junan Hengji. In November 2014, the court had a second trial session and completed its discovery process. On March 21, 2015, Shandong Lorain received Linyi Court's decision that rejected Shandong Lorain's claim for RMB 10,000,000 against Junan Hengji and Heng An Investment. On April 3, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province and the case is still in the appeal process. The Company is confident that Shandong Lorain will prevail during the appeal process.

24.	RISKS

A.	Credit risk

Since the Company’s inception, the age of accounts receivable have been less than one year indicating that the Company is subject to minimal risk borne from credit extended to customers.

B.	Interest risk

The company is subject to interest rate risk when short term loans become due and require refinancing.

C.	Economic and political risks

The Company’s operations are conducted in the PRC and France. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC and France.

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

F.	We may face challenges in expanding our cross-border operations.

As we continue expanding our existing cross-border operations into existing and other markets, we will face risks associated with expanding into markets in which we have limited or no experience. The expansion of our cross-border business will also expose us to risks relating to staffing and managing cross-border operations, tariffs and other trade barriers, differing and potentially adverse tax consequences, increased and conflicting regulatory compliance requirements and policies, lack of acceptance of our products, challenges caused by distance, language and cultural differences, exchange rate risk and political instability. Accordingly, any efforts we make to expand our cross-border operations may not be successful, which could limit our ability to grow our revenue, net income and profitability.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

We are an integrated food manufacturing company headquartered in Shandong Province, China. We develop, manufacture and sell the following types of food products:

•	Chestnut products;

•	Convenience foods (including ready-to-cook, or RTC, foods, ready-to-eat, or RTE, foods and meals ready- to-eat, or MRE); and

•	Frozen food products.

We conduct our production activities mainly in China and, through our majority-owned subsidiary, in France and Portugal. Our products are sold in Chinese domestic markets as well as exported to foreign countries and regions such as Japan, South Korea and Europe. We derive most of our revenues from sales in China, France, Japan and South Korea. In 2015, our primary strategy is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia and Europe. In terms of new products and business segments, we also entered into the massive China breakfast food market by launching our new products series, such as Lorain Youtiao (fried dough stick). We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Revenue achieved in the third quarter of 2015 is $47.7 million, which decreased $7.6 million compared to the same period of 2014. Domestic sales in the third quarter of 2015 slightly decreased $0.3 million as compared to same period of last year. In the coming quarters, American Lorain anticipates that domestic market demand for its traditional chestnut product line will increase. In addition, convenience foods will be a major sector that contributes more revenue and an increased profit margin after we implement our new products strategy. Outside China, sales in Europe decreased $7.4 million compared to the same period of 2014, principally as a result of a question raised by the Centre Technique Conservation of Produits Agricoles (“CTCPA”), an industry trade association for canned, preserved and dehydrated food products in France, with respect to the origin of chestnuts sold by Conserverie Minerve (“Minerve”). Minerve chestnuts come from a Chinese cultivar, while CTCPA stated that only chestnuts based on the European or Japanese cultivars can be used in canned chestnut products sold in France according to CTCPA policies and that canned chestnut products must also have received certification from the International Featured Standards (“IFS”), a qualified third party certification agency in Europe that certifies food products, especially for retail industry. This led to a number of customers in France cancelling their orders and/or not making repeat orders with Minerve. Minerve has addressed the IFS certification issue and regained IFS certification on November 5, 2015. The Company has also been addressing the CTCPA issue regarding cultivars by shipping chestnuts based on the Japanese cultivar grown in China to Minerve. Some customers have responded favorably and placed orders. We believe we will be able to get back all existing French customers as we increasingly supply canned chestnut products based on the Japanese cultivar. We are also still in negotiation with CTCPA with respect to chestnuts based on the Chinese cultivar. In addition, the Company initiated a reorganization proceeding with the local court in September 2015 in order to have time to obtain IFS certification and to address the CTCPA cultivar issue. The proceeding provides Minerve protection from creditors initiating any actions against Minerve until March 2016. This decline of revenue in Europe was the principal cause of the overall decline of revenue of $7.5 million during the period. Sales in other Asian countries remains stable.

 Sales in other Asian countries remains stable.

Lorain branded Youtiao product, a traditional popular breakfast which has almost the same flavor all around China, has been introduced to the Chinese market. We have taken full advantage of our sales channels all around China to promote the product and stimulate sales. We are cooperating closely with our dealers all over the country to sell the products to customers, like well-known hotels, shopping malls and schools. Our long-term partner Wal-Mart has given high praise to our product by putting our Youtiao product into their healthy breakfast list and promoting our product through the Wal-Mart China We-Chat and Weibo platforms to the public. As of September 30, 2015, revenue contributed by our Youtiao products reached $1 million since it was formally launched to the market in June of 2015.

We believe the Youtiao products are our first step into the massive Chinese breakfast market, and will also bring in significant sales revenues and long-term value to the company.

Frozen foods are sold primarily to select export markets in Europe and supermarkets and wholesale customers in China. During the third quarter of 2015, revenue from frozen food increased from $ 8.7 million to $11.6 million, as compared to the third quarter of 2014, for an increase of approximately 33.3% ..

Production Factors that Affect our Financial and Operating Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the third quarter of 2015, the cost of our raw materials and external purchased finished goods decreased from $42.8 million to $30.0 million, as compared to the third quarter of 2014, for a decrease of approximately 30.0%. Cost of raw materials and external purchased finished goods normally accounts for over 75% of total cost of revenue, which fluctuates with the market supply conditions. We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time.

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

Seasonality

Chestnut season in China lasts from September to January. We purchase and process raw chestnuts during these months and store them in our refrigerated storage facilities throughout the year. Once we obtain a purchase order during the rest of the year, we remove the chestnuts from storage, further process them and ship them within one day of production. Since most chestnuts are produced and sold in the fourth quarter, the Company generally performs best in the fourth quarter.

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

We funded approximately 40.0% of our working capital from the proceeds of short-term loans from Chinese and overseas banks in the third quarter of 2015, as compared to 34.4% over the same period last year. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and guaranteed by third parties. Our balance of short-term bank loans as of September 30, 2015 was approximately $36.8 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing in 2010, the Chinese government began implementing more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence could lead to our not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. In addition, we obtained a $15 million loan from Deutsche Investitions- und Entwicklungsgesellshaft (“DEG”) in May 2010 which we had fully drawn down in 2011. We completed three private placement financings in 2012 and 2013 with net proceeds of $13.0 million, $16.3 million and $16.3 million, respectively. In 2014, we issued a $3.5 million convertible promissory note to an investor. Proceeds from cash drawn down from the DEG loan, the private placement transactions and convertible promissory note, together with cash generated from operations and short-term bank loans, have been primarily used to fund our working capital needs, as well as additions to our construction in progress and purchase of fixed assets.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table summarizes the results of our operations during the three month periods ended September 30, 2015 and September 30, 2014, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014.

(All amounts, other than percentages, stated in U.S. dollar)

	Three months ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
(In Thousands of USD)	2015	2014	($)	(%)
Net revenues	47,682	55,264	(7,582)	(13.7%	)
Cost of revenues	39,392	46,107	(6,715)	(14.6%	)
Gross profit	8,290	9,157	(867)	(9.5%	)
Operating expenses
Selling and marketing expenses	1,876	3,045	(1,169)	(38.4%	)
General and administrative expenses	2,348	3,362	(1,014)	(30.2%	)
Operating Income	4,066	2,750	1,316	47.9%
Government subsidy income	942	401	541	134.9%
Interest and other income	203	874	(671)	(76.8%	)
Other expenses	348	75	273	364.0%
Interest expense	2,018	2,553	(535)	(21.0%	)
Earnings before tax	2,845	1,397	1,448	103.7%
Income tax	967	667	300	45.0%
Income before non-controlling interests	1,878	730	1,148	157.3%
Non-controlling interest	(385)	(449)	64	14.3%
Net income	2,263	1,179	1,084	91.9%

Revenues

Our net revenues for the three months ended September 30, 2015 amounted to $47.7 million, which represents a decrease of approximately $7.6 million, or 13.7%, from the three month period ended on September 30, 2014, in which our revenue was $55.3 million. The decrease is mainly due to a decrease in our revenue from Europe as a result of a question raised by CTCPA, with respect to the origin of canned chestnuts sold by Conserverie Minerve (“Minerve”) and Minerve chestnuts come from a Chinese cultivar, while CTCPA stated that only chestnuts based on the European or Japanese cultivars can be used in canned chestnut products sold in France according to CTCPA policies. The Company has since shipped chestnuts based on the Japanese cultivar grown in China to Minerve.

The overall decrease was attributable to the increase/(decrease) in sales of each of our product segments, as reflected in the following table:

	Three months ended		Increase/	Increase/
(In thousands of U.S. dollars)	9/30/2015	9/30/2014	(Decrease)	(Decrease)
Chestnut	22,396	26,931	(4,535)	(16.8%	)
Convenience food	13,640	19,594	(5,954)	(30.4%	)
Frozen food	11,645	8,739	2,906	33.3%
Total	47,681	55,264	(7,583)	(13.7%	)

Cost of Revenues. During the three months ended September 30, 2015, we experienced a decrease in cost of revenue of $6.7 million, in comparison to the three months ended September 30, 2014, from approximately $46.1 million to $39.4 million, reflecting a decrease of approximately 14.6%. The decrease of cost of revenues was mainly due to the decline of net revenues.

Gross Profit. Our gross profit decreased $0.9 million, or 9.5%, to $8.3 million for the three months ended September 30, 2015 from $9.2 million for the same period in 2014 as a result of decreases of net revenue and cost of goods sold. Our gross margins increased from 16.6% to 17.4% mainly due to the fact that higher-margin products contributed more revenue than in the same period of last year.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased $1.2 million, or 38.4%, to $1.9 million in the third quarter of 2015 from $3.1 million in the third quarter of 2014. The following table reflects the main factors that contributed to the decrease as well as the dollar amount that each factor contributed to this decrease:

Decrease in Selling and Marketing Expense in the Three
Months Ended September 30, 2015 over
the Three Months Ended September 30, 2014

	Three months ended		Increase/	Increase/
(In thousands of U.S. dollars)	9/30/2015	9/30/2014	(Decrease)	(Decrease)
Personnel costs	606	933	(327)	(35.1%	)
Transportation costs	721	1,381	(660)	(47.8%	)
Shipping and port costs	363	429	(66)	(15.4%	)
Total	1,690	2,743	(1,053)	(38.4%	)

The selling and marketing expense to revenue ratio for the three months ended September 30, 2015 and 2014 was 4.0% and 5.5%, respectively. Management actively worked to control sales related expenses in accordance with market and sales conditions.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $1.0 million from approximately $3.4 million to approximately $2.4 million for the three months ended September 30, 2015, compared to the same period in 2014. As our revenues decreased, we prepared our budget to strictly control our expenses incurred. The main items leading to the decrease of our expenses are decreases in our staff welfare expense and office supply expense.

Income Before Taxation and Non-controlling Interest

Income before taxation and minority interest increased $1.4 million, or 130.7%, to $2.8 million for the three months ended September 30, 2015 from $1.4 million for the same period of 2014. The increase was mainly attributable to the decrease of our selling expenses and general and administrative expense for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Income Taxes

Income taxes increased $0.3 million or 45.0%, to $1.0 million in the third quarter of 2015, as compared to $0.7 million in the third quarter of 2014, primarily attributable to the increase of earnings before tax.

Net Income

Net income increased $1.2 million, or 157.3%, to $1.9 million for the three months ended September 30, 2015 from $0.7 million for the same period of 2014. The increase was attributable to decrease of operating expenses in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table summarizes the results of our operations during the nine month periods ended September 30, 2015 and September 30, 2014, respectively and provides information regarding the dollar and percentage increase or (decrease) from the nine month period ended September 30, 2015 compared to the nine month period ended September 30, 2014.

(All amounts, other than percentages, stated in U.S. dollar)

	Nine months ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease )
(In Thousands of USD)	2015	2014	($)	(%)
Net revenues	120,787	119,470	1,317	1.1%
Cost of revenues	101,073	96,583	4,490	4.7%
Gross profit	19,714	22,887	(3,173)	(13.9%	)
Operating expenses
Selling and marketing expenses	5,038	5,783	(745)	(12.9%	)
General and administrative expenses	9,531	6,756	2,775	41.1%
Operating Income	5,145	10,348	(5,203)	(50.3%	)
Government subsidy income	1,948	2,210	(262)	(11.9%	)
Interest and other income	1,040	1,087	(47)	(4.3%	)
Other expenses	850	221	629	284.6%
Interest expense	5,621	6,333	(712)	(11.2%	)
Earnings before tax	1,662	7,091	(5,429)	(76.6%	)
Income tax	2,255	2,379	(124)	(5.2%	)
Income/(Loss) before non-controlling interests	(593)	4,712	(5,305)	(112.6%	)
Non-controlling interest	(1,911)	(197)	(1,714)	(870.0%	)
Net income	1,318	4,909	(3,591)	(73.2%	)

Revenues

Our net revenues for the nine months ended September 30, 2015 amounted to $120.8 million, which represents an increase of approximately $1.3 million, or 1.1%, from the nine month period ended on September 30, 2014, in which our revenue was $119.5 million. The overall increase was attributable to the increase/decrease in sales of certain product segments, as reflected in the following table:

	Nine months ended		Increase/	Increase/
(In thousands of U.S. dollars)	9/30/2015	9/30/2014	Decrease	Decrease
Chestnut	53,703	60,378	(6,675)	(11.1%	)
Convenience food	40,190	35,388	4,802	13.6%
Frozen food	26,894	23,704	3,190	13.5%
Total	120,787	119,470	1,317	1.1%

Cost of Revenues.

During the nine months ended September 30, 2015, we experienced an increase in cost of revenue of $4.5 million, in comparison to the nine months ended September 30, 2014, from approximately $96.6 million to $101.1 million, reflecting an increase of approximately 4.7%. The increase in cost of revenue is mainly attributable to the increase of raw materials price and lower utilization rate of production capacity of Athena Group which can not efficiently absorb those fixed costs, such as personnel costs, depreciation and production overheads.

Gross Profit.

Our gross profit decreased $3.2 million, or 13.9%, to $19.7 million for the nine months ended September 30, 2015 from $22.9 million for the same period in 2014 as a result of higher cost of revenues, partially offset by increase of revenues, for the reasons indicated immediately above. Our gross margins decreased from 19.2% to 16.3% . The decrease is mainly due to the fact that the percentage of chestnut products in sales declined from 50.5% to 44.5%; the gross margin on the chestnut products is higher than that of convenience food and frozen food.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased $0.7 million during the nine months ending September 30, 2015, as compared to the same period last year. The following table reflects the main factors that contributed to the decrease as well as the dollar amount that each factor contributed to this decrease:

Decrease in Selling and Marketing Expense in the Nine
Months Ended September 30, 2015 over
the Nine Months Ended September 30, 2014

	Nine months ended		Increase/	Increase/
(In thousands of U.S. dollars)	9/30/2015	9/30/2014	Decrease	Decrease
Personnel costs	1,708	1,949	(241)	(12.4%	)
Transportation costs	1,491	2,065	(574)	(27.8%	)
Shipping and port costs	756	772	(16)	(2.1%	)
Total	3,955	4,786	(831)	(17.4%	)

The selling and marketing expense to revenue ratio for the nine months ended September 30, 2015 and 2014 was 4.2% and 4.8%, respectively. Management believes that the expense was reasonably incurred as revenue increased compared to the same period of last year.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $2.7 million from approximately $6.8 million to approximately $9.5 million for the nine months ended September 30, 2015, compared to the same period in 2014. It was noted that the general and administrative expenses incurred by PRC subsidiaries remained constant as compared to the same period of 2014. This was mainly due to the fact that we started to consolidate the financials of Athena Group from July, 2014. In addition, the Company issued 987,500 shares as stock compensation to certain management/employees and directors in the current period, for which we recorded expense amounting to $1.3 million.

Income Before Taxation and Non-controlling Interest

Income before taxation and non-controlling interest decreased $5.4 million, or 76.6%, to $1.7 million for the nine months ended September 30, 2015 from $7.1 million for the same period of 2014. The decrease was mainly attributable to the increase of our cost of revenue and general and administrative expense in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Income Taxes

Income taxes decreased $0.1 million, or 5.2%, to $2.3 million in the nine months ended 2015, as compared to $2.4 million in the nine months ended 2014, primarily due to lower earnings before tax.

Net Income

Net income decreased $5.3 million, or 112.6%, to -$0.6 million for the nine months ended September 30, 2015 from $4.7 million for the same period of 2014. The decrease was attributable to the increase of our cost of revenue and general and administrative expense.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents (including restricted cash) of $45.4 million. Our cash and cash equivalents increased by approximately $10.9 million from December 31, 2014 primarily due to cash provided by operating activities, partially offset by cash used in financing activities and investment activities. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by operating activities	25,970	957
Net cash (used in) investing activities	(13,099)	(18,951)
Net cash provided by/ (used in) financing activities	(12,453)	24,251
Net cash inflow	418	6,257

Operating Activities

Net cash provided by operating activities was $26.0 million and $1.0 million for the nine months period ended September 30, 2015 and 2014 respectively. The increase of approximately $25.0 million in net cash flows provided by operating activities in the first three quarters of 2015 was due primarily to a smaller increase in inventory during the period of $1.0 million, as compared to $35.5 million for same period in 2014.

Investing Activities

Net cash used in investing activities for the nine months period ended September 30, 2015 was $13.1 million, representing a decrease of $5.9 million from $19.0 million for the same period of 2014. The difference was primarily a result of a payment for the purchase of plant and equipment of $1.9 million and an increase of deposits of $0.6 million during the period, as compared to $6.2 million and $8.4 million for those items in the same period in 2014.

Financing Activities

Net cash used in financing activities for the nine months period ended September 30, 2015 was $12.5 million, representing a decrease of $36.7 million from $24.2 million net cash provided by financing activities during the same period in 2014. The decrease of net cash from financing activities was primarily a result of repayment of long-term borrowings and notes payable amounting to $21.1 million in the current period.

Loan Facilities

As of September 30, 2015, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $36.8 million as of September 30, 2015, compared with $41.6 million as of December 31, 2014. We believe that our currently available working capital and the further proceeds of the credit facilities, should be adequate to sustain our operations at our current levels through at least the next twelve months.

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

Method of Accounting We maintains the general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

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

On June 6, 2015, Athena approved the merger of its wholly-owned subsidiary Conserverie Minerve into Athena; Athena will assume all contracts, rights, assets and liabilities of Conserverie Minerve after the merger. Athena was a holding company with no operations and its only asset was the equity of Conserverie Minerve. On August 8, 2015, the merger was completed. The business and operation of Conserverie Minerve remain unchanged after the merger.

As of September 30, 2015, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital
International Lorain Holding Inc.	Cayman Islands	100	$48,976,597
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	47,089,930
Shandong Lorain Co., Ltd.	PRC	80.2	12,730,920
Beijing Lorain Co., Ltd.	PRC	100	1,573,861
Luotian Lorain Co., Ltd.	PRC	100	3,986,402
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,417,451
Dongguan Lorain Co., Ltd.	PRC	100	157,386
Athena	France	51	14,337
Sojafrais	France	51	5,735
SCI Siam	France	51	874
SCI Giu Long	France	51	5,735
Cacovin	Portugal	51	315,417

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

Revenue recognition -- The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

In September 2015, the FASB issued ASU 2015-16, guidance which eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The Company is currently evaluating the impact the pronouncement will have on the Company’s consolidated financial statements.

As of September 30, 2015, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of September 30, 2015 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. In October, 2014, the management recruited a new interim Chief Financial Officer to instruct and train accountants in our company. The aim of the management of the Company is to assure that the disclosure of the information of the company provides transparent insight into our operating results to our shareholders and potential investors, and be in compliance with the accounting principles required by FASB. We will further support and encourage our accounting staffs to attend professional courses related to U.S. GAAP and IFRS accounting principle. We continue to encourage more of our accountants to hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S.

We continued to provide U.S. GAAP internal training sessions to our accounting team. The training sessions will be organized to help our corporate accounting team gain experience in U.S. GAAP reporting and to enhance their awareness of new and emerging pronouncements with potential impact over our financial reporting.

Changes in Internal Controls over Financial Reporting.

During the nine months ended September 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2014, the Linyi Court had its first trial session. During the trial, Heng An Investment filed a counterclaim against Shandong Lorain for repayment of out of pocket expenses which would off-set the entire fixed return plus additional unpaid expenses of RMB 4,746,927 (approximately $765,633). Shandong Lorain responded that Heng An Investment does not have standing to file the counter-claim because the out of pocket payments were made by Junan Hengji. In November 2014, the court had a second trial session and completed its discovery process. On March 21, 2015, Shandong Lorain received Linyi Court's decision that rejected Shandong Lorain's claim for RMB 10,000,000 against Junan Hengji and Heng An Investment. On April 3, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province and the case is still in the appeal process. The Company is confident that Shandong Lorain will prevail during the appeal process.

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

Date: November 20, 2015

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer
(Principal Executive Officer)

/s/ Xiang Zhou
Xiang Zhou
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)