Form 10-K
period 2015-12-31
American Lorain CORP
filed 2016-04-14
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Yes [  ] No [X]

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter were 19,259,570 and $35,822,800, respectively.

There were 38,259,490 shares of common stock outstanding as of March 30, 2016.

Documents Incorporated by Reference: Portions of the registrant's Proxy Statement related to its 2016 Annual Stockholders' Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of the report.

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

We conduct our production activities in China and through our majority-owned subsidiary in France and Portugal. Our products are sold in Chinese domestic markets as well as exported to foreign countries and regions such as Japan, South Korea and Europe. We derive most of our revenues from sales in China, France, Japan and South Korea. In 2016, our primary strategy is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to developing new products and developing new sales channels. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

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

American Lorain Corporation
(Nevada)
100
Athena*
(France)
51%
International Lorain
Holdings, Inc. (Cayman)
Offshore
China
25%
100%
50%
30%
100%
70%
State
Ownership
Junan
Hongrun
55.2%
50%
100%
19.8%
100%
Shandong Economic
Development
Investment
Shandong
Lorain
(PRC)
Dongguan
Lorain
(PRC)
Shandong
Greenpia
(PRC)
Beijing
Lorain
(PRC)
Luotian
Lorain
(PRC)

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

On June 6, 2015, Athena approved the merger of its wholly owned subsidiary Conserverie Minerve into Athena. Athena assumed all contracts, rights, assets and liabilities of Conserverie Minerve after the merger. Athena was a holding company with no operations and its only asset was the equity of Conserverie Minerve. On August 8, 2015, the merger was completed. The business and operation of Conserverie Minerve remain unchanged after the merger

Products

Our products are categorized into the following three segments:

•	Chestnut products,
•	Convenience food products, and
•	Frozen food products.

We produced 238 products in 2015, including 6 new products in the chestnut, convenience and frozen foods segment. We also discontinued 5 products in 2015 in the chestnut, convenience and frozen foods segment.

Chestnut Products

We believe that we are the largest chestnut processor and manufacturer in China. In addition, we have been giving increasing emphasis in recent years to building a stronger international sales network. As a result of our acquisition of control in Athena in 2014, we now have chestnut processing and manufacturing capabilities in France and Portugal which will enable us to achieve a strategic position in the chestnut industry in Europe.

We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 17 years. We produced 59 high value-added processed chestnut products in 2015. In 2015 and 2014, this segment contributed 53.6% and 56.6% of our total revenues, respectively.

Our best selling products in 2015 included our frozen chestnuts. The majority of our chestnut products are natural and do not contain chemical additives.

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

RTCs can be served after a few easy cooking procedures. Typically, when preparing a RTC, customers need only to heat the food in a microwave or boil it for several minutes before eating. Our best-selling RTCs in 2015 were French fries.

RTEs can be served without any cooking. Our best-selling RTEs in 2015 were various bean products.

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

We produce various MREs based on Chinese cuisine, the best sellers of which were our beef with curry sauce over rice and kungpao chicken with rice in 2015. Many of our convenience products are natural and do not contain chemical additives.

We produced 117 convenience food products in 2015, including 2 new products. In 2015 and 2014, this segment contributed 25.3% and 27.1%, respectively, of our total revenues.

Frozen Food Products

We produce a variety of frozen foods, mostly frozen vegetables and frozen fruits. We produced 62 frozen food products in 2015. Our best-selling frozen food products in 2015 was sweet corn products.

Our frozen food business allows us to mitigate the significant production seasonality of chestnut products and to increase the utilization rate of our production capacity. Through our sales network, we are seeking to further penetrate into domestic and overseas market for our frozen food segment as it may not only raise our spare production capacity without additional heavy capital investment, but also boost our brand equity as we are selected to be the provider for international fast food giants. The frozen foods accounted for in our total revenue increased from 16.4% in 2014 to 21.0% in 2015. Gross margins in this segment are lower than the margins for chestnut products and convenience foods.

Our Manufacturing Facilities

General

We currently manufacture our products in six facilities in China, three of which are located in Junan County, Shandong Province, one in Luotian County, Hubei Province, one in Miyun County, Beijing and one leased facility in Dongguan, Guangdong Province. In addition, as a result of our acquisition of control in Athena in 2014, we now have chestnut and convenience foods manufacturing capabilities in France and Portugal.

The following table indicates the year that operations commenced at each of the facilities and the size of the facilities.

	Year Operations Facility Size
Facility	Commenced	(square meters)
Junan Hongrun	2002	38,865
Shandong Lorain	1995	15,392
Beijing Lorain	2003	21,000
Luotian Lorain	2003	9,558
Dongguan	2008	9,250
Shandong Greenpia	2010	9,179
Athena	1968	15,142

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

The following table shows the number and types of production lines, the types of products produced and the production capacity at each facility:

Facilities	Production Lines	Product Portfolio	2015 Capacity
Junan Hongrun	3 Deep-freezing line 3 Convenience food lines 4 Canning lines 4 Chinese doughnut lines	Chestnut products, frozen foods, beans, bean paste	Multi-purpose production lines with 54,000 tons of production capacity and Chinese doughnut lines with 2000 tons production capacity 24,900 tons of cold and frozen storage
Shandong Lorain	1 Deep-freezing line 1 Convenience food line	Chestnut products, convenience frozen foods	Multi-purpose production lines with 20,000 tons of production capacity and 3,500 tons of cold and frozen storage
Beijing Lorain	6 Convenience food lines 1 Deep-freezing line	Chestnut products, frozen foods	Multi-purpose production lines with 34,000 tons of production capacity and 4,650 tons of cold and frozen storage
Luotian Lorain	3 Convenience food lines 2 Deep-freezing lines	Chestnut products, convenience foods, frozen foods	Multi-purpose production lines with 24,000 tons of production capacity and 6,500 tons of cold and frozen storage
Dongguan factory	2 Convenience food lines	Convenience food	Multi-purpose production lines with 3,000 tons of production capacity and 2,250 tons of cold and frozen storage
Shandong Greenpia	2 Convenience food lines	Chestnut products, convenience foods	Multi-purpose production lines with 9,000 tons of production capacity and 1,500 tons of cold and frozen storage
Athena	2 Convenience food lines 1 Deep-freezing line	Chestnut products, convenience foods	Multi-purpose production lines with 8,900 tons of production capacity and 11,920 tons of cold and frozen storage

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

We believe our facilities are adequate for our current levels of production. We anticipate, however, that we may require additional facilities and/or product lines as our business grows. We are exploring the possibility of alliances with one or more OEM partners for the production, in the short-term, of some of our convenience food products and frozen products should our facilities be inadequate to meet increasing demand. We are also exploring the possibility of leasing additional production lines to expand our production capacity. We did not lease any production facility during 2015. We may decide to lease additional facilities in 2016, should circumstances require and subject to acceptable costing. In the long-term, we plan to increase our own production capacity by acquiring or building new facilities, subject to the availability of adequate sources of funding.

Storage Capacity

Storage of our raw materials and inventory is a critical element of our business. Our raw materials and partially finished products need to be preserved in frozen storages (-18ºC to -20ºC) or constant temperature storages (-5ºC to 5ºC). Storage is particularly critical for our chestnut products because chestnuts are a seasonal fruit.

The following table illustrates on a facility by facility basis the type and capacity of our storage resources:

		Number of	Capacity
Facility	Storage Type	Storage Units	(metric tons)
Junan Hongrun	Frozen Storage	19	20,100
	Constant Temperature	8	4,800
Shandong Lorain	Frozen Storage	5	2,000
	Constant Temperature	3	1,500
Beijing Lorain	Frozen Storage	6	2,850
	Constant Temperature	3	1,800
Luotian Lorain	Frozen Storage	8	4,500
	Constant Temperature	4	2,000
Dongguan	Frozen Storage	2	800
	Constant Temperature	2	1,450
Shandong Greenpia	Constant Temperature	4	1,500
Athena	Frozen Storage	7	420
	Constant Temperature	3	11,500
TOTAL		74	55,220

As we have expanded our production capacity, we have also expanded our storage capacity. All of the listed storage facilities are owned by us. In 2009, we expanded our storage capacity in Junan Hongrun by an additional 3,600 metric tons. In 2010, we also expanded our storage facility in Dongguan by 1,000 metric tons and, through our acquisition of Shandong Greenpia, we have added four additional storage units with an aggregate capacity of 1,500 metric tons. We also added 13,500 metric tons of cold storage at the Junan Hongrun facility during 2011. We did not add to our storage capacity during 2015. In 2016, we may build or lease additional storage facilities from time to time should circumstance require.

Agricultural Operations

We grow or set up agricultural co-ops with local farmers to supply ourselves with a small portion of chestnut, fruit and vegetable products. For the year ended December 31, 2015, the supplies coming from agricultural operations is still a low proportion of the total. We believe that we will continue to develop more agricultural facilities in the long-term. We anticipate that self-grown agricultural products and agricultural products grown in cooperation with local farmers will enable us to assure adequacy of supply, promote quality and reduce cost, particularly for our high margin offerings. For example, by growing Korean cultivar chestnuts domestically, we expect to significantly reduce our supply costs for this premium product, while ensuring superior quality.

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

We began growing strawberries in 2008 in Shandong and peaches, apricots, pears and blackberries in 2009 in Beijing. We use these fruits in some of our frozen fruit products. We plan to continue to expand our agricultural operations over the next a few years. Among other things, we plan to increase our self-production in China of Korean cultivar chestnuts. We expect to obtain funding for this expansion through a combination of commercial and government loans, including loans under Chinese government programs to promote agricultural industrialization. There is no assurance, however, that adequate funding for these purposes will be available to us.

Raw Materials

In 2015 and 2014, approximately 78% and 81% of our procured raw materials, respectively, consisted of agricultural products, including primarily chestnuts and vegetables, approximately 7% and 8%, respectively, consisted of packaging materials and approximately 15% and 11% consisted of condiments such as sugar, salt and flour.

Our Supply Sources

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, red meat, fish, eggs, rice and flour. Because of the diversity of available sources of these raw materials, we believe that our raw materials are currently in adequate supply and will continue to be so in the future.

We obtain our agricultural raw materials from three sources: domestic procurement (excluding self-supply), overseas markets, and self-supply. Domestic and overseas procurement accounted for 91.8% and 7.8% , respectively, of our total raw material costs in 2015, while self-supply accounted for less than 1%. We obtained substantially all of our agricultural raw materials from domestic sources during 2015.

In 2015 and 2014, respectively, we procured approximately 44,383 and 40,801 metric tons of chestnuts and approximately 53,106 and 55,321 metric tons of vegetables and other raw materials from a number of third party suppliers, domestic and overseas, and produced approximately 568 and 637 metric tons of chestnuts and other products from our own agricultural operations.

We select suppliers based on price and product quality. We typically rely on numerous domestic and international suppliers, including some with whom we have a long-term relationship. Our top 10 suppliers accounted for 13.4% and 17.6% of the total procurement in 2015 and 2014 in value terms respectively. We purchase from suppliers and farmers pursuant to supply contracts and underlying purchase orders. We have not entered into any long-term contracts with any of our suppliers.

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

Our Customers

Our products are sold in Chinese domestic markets as well as exported to foreign countries and regions such as Japan, South Korea and Europe. In 2015 and 2014, approximately 80.1% and 64.2%, respectively of our sales were made domestically in China and approximately 19.9% and 35.8% were to international customers, primarily France, Japan and South Korea. Our top ten customers contributed 12.3% and 12.2% of our total revenues in 2015 and 2014 respectively.

Domestic

In China, we sell our products through our own sales team and through third-party distributors. We have 38 sales offices in 31 provinces in China. In 2015 and 2014, we sold approximately 60.0% and 80.9%, respectively, of our products directly to our Chinese and overseas customers and approximately 40.0% and 19.1% through third-party distributors. We increased the portion of sales to third party distributors in order to access new markets in China and overseas in a cost efficient manner and to improve our cash position. Such plans are subject to our ability to restructure the sales force and manage the increased number of distributors without compromising our profit margins. Generally, our direct sales customers are required to pay us on 30 to 60 day credit terms. Third-party distributors, however, generally less frequently pay on credit, allowing us to obtain quicker payment terms and thereby decrease our accounts receivables.

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

International

Our export sales destinations include:

•	Asia pacific, primarily Japan, South Korea and Malaysia, but also Singapore, Philippines, and Australia;
•	Europe, primarily France and Portugal, but also Belgium, the United Kingdom, Italy, Germany and Spain;
•	the Middle East, primarily Israel;
•	North America, including the United States

Outside China, sales in Europe decreased by 60.0% in 2015 as a result of a question raised by the Centre Technique Conservation of Produits Agricoles (“CTCPA”), an industry trade association for canned, preserved and dehydrated food products in France, with respect to the origin of canned chestnuts sold by Conserverie Minerve (“Minerve”, a former subsidiary of Athena) and Minerve chestnuts come from a Chinese cultivar, while CTCPA stated that only chestnuts based on the European or Japanese cultivars can be used in canned chestnut products sold in France according to CTCPA policies and that canned chestnut products must also have received certification from the International Featured Standards (“IFS”), a qualified third party certification agency in Europe that certifies food products, especially for retail industry. The Company has since shipped chestnuts based on the Japanese cultivar grown in China to Minerve and Minerve has addressed the IFS certification issue and regained IFS certification on November 5, 2015. We are also still in negotiation with CTCPA with respect to chestnuts based on the Chinese cultivar. The Company initiated a reorganization proceeding with the local court in September 2015 in order to have time to obtain IFS certification and to address the CTCPA cultivar issue. The proceeding provides Minerve (now Athena) protection from creditors initiating any actions against Athena. The initial protection period expired in March 2016 and Athena has applied for an extension of the protection period until September 2016. Sales in Asia countries also decreased by 37.2% due to weak demand in Asia countries.

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

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In 2015 our marketing and branding efforts included supermarket advertising and internet advertising.

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

Our strongest competitors in the frozen food products market are currently Beijing Liliangzi Food Co. Ltd., Hangzhou Dadi Food Co. Ltd. and Tianjin Jinkaili Food Co. Ltd., all of which are located in China.

Competitive Advantages

We believe that we enjoy a number of competitive advantages, both domestically and internationally.

We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 17 years. Our customers are willing to pay a premium for some of our chestnut products because of our brand equity. In addition, we believe that we have a strong distribution channel for our products in the markets in which we currently operate.

We believe that we are able to provide our customers with greater selection and a more reliable supply than many of our competitors, which is especially important for our supermarket chain and large wholesaler customers. We produced 59 chestnut products in 2015. We believe that we are the only provider of certain bottom-open chestnut and sweetheart chestnut products in China.

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

We are dedicated to innovation of our products. From 2012 to 2015, we were successfully granted 4 new patents. We applied for three patents to State Intellectual Property Office of the PRC during 2015. In addition, as of December 31, 2015, we possessed 16 patents for utility models and 15 patents for appearance design. See “Intellectual Property” below.) We believe that our technology gives us an advantage over our Chinese and international competitors, allowing us to produce chestnut and convenience food products that are superior in quality and to offer more product varieties.

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

Patents

We were granted two patents by the State Intellectual Property Office of the PRC during 2012, including the preparation of aerated snack beans and frozen bottom open chestnuts. One patent for preparation of liquor preserved fish and soup was approved in 2013. In 2014, our patent application during 2012 for the preservation, storage and processing procedures for chestnuts was approved. We made application for three patents to State Intellectual Property Office of the PRC during 2015.

In addition to the above-mentioned patents, we also possess 16 patents for utility models and 15 patents for appearance design.

We take reasonable steps to protect our proprietary information and trade secrets, such as limiting disclosure of proprietary plans, methods and other similar information on a need-to-know basis and requiring employees with access to our proprietary technology to enter into confidentiality arrangements. We believe that our proprietary technology and trade secrets are adequately protected.

Our Employees

As of December 31, 2015, we had a total of 3,150 employees. Approximately 1600 of our full-time employees are directly employed by our subsidiary companies and the remaining employees are employed by outsourcing agents that we use to meet our staffing needs. As required by Chinese law, all employees are party to a written employment contract. We compensate the employees outsourced from agents directly and pay agents a service fee. Agents are responsible for the pension and social insurance benefits of the leased employees, as described below.

The following table sets forth the allocation of employees, both direct and leased, by job function.

Number of
Department	Employees
Production	2,280
Quality Control	55
Domestic Sales	360
Human Resources	40
Research and Development	50
International Sales	110
Finance	80
Procurement	45
Administration	110
Strategic planning	20
Total	3,150

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

We compensate our production line employees by unit produced (piece work) and compensate other employees with a base salary and bonus based on performance. We also provide training for our staffs from time to time to enhance their technical and product knowledge, including knowledge of industry quality standards.

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

We have research and development staffs at each of our facilities. In total, 50 employees are dedicated to research and development.

We rely heavily on customer feedback to assist us in the modification and development of our products. We also utilize customer feedback to assist us in the development of new products. In 2015, we added 6 new products in our chestnuts, convenience foods and frozen foods segments.

The amount we spent on research and development activities during the years ended December 31, 2015 and 2014 was not a material portion of our total expenses for those years.

Government Regulation

As a manufacturer and distributor of food products, we are subject to regulations of China’s Agricultural Ministry and Ministry of Health. This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. It also regulates manufacturing practices, including quality assurance programs, for foods through its current manufacturing practice regulations, and specifies the standards of identity for certain foods.

We have obtained approvals from Chinese authorities for products that requires the approval under regulations, including chestnuts, frozen vegetables and fruits, fish, and canned products. Production of new products that do not fall into categories of products would require separate approval from the appropriate Chinese authorities. We have consistently obtained such approvals for our newly developed products in the past and do not anticipate any difficulties in obtaining new approvals in the future if needed.

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

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2015, the cost of our raw materials decreased from $146,601,039 to $143,226,607, a decrease of approximately 2.3% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The prices that we have paid for our raw materials recently have experienced significant fluctuation. If these price fluctuations continue, our profit margins may be materially adversely affected.

The average price that we paid for chestnuts in China in 2015 and 2014 was approximately $1,600 per metric ton and $1,536 per metric ton, respectively, excluding value added taxes. We do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further, and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

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

We have never had any major product recall in the past but we have experienced product liability claims that were made by our customers. The amounts of such claims were immaterial. However, claims of product defect or product liability for material amounts, individually or in the aggregate, may be made in the future.

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

We have grown rapidly over the last few years. Our sales increased from $27,735,833 in 2004 to $215,315,437 in 2015. The number of product types we sold increased from approximately 100 in 2004 to approximately 238 in 2015. We intend to continue to expand the volume and variety of products we offer, as well as the geographical scope of our sales and production facilities. Our business growth could place a significant strain on our managerial, operational and financial resources. Our ability to manage future growth will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our workforce. Our personnel, systems, procedures and controls may not be adequate to support our future growth. Failure to effectively manage our expansion may lead to increased costs, a decline in sales and reduced profitability.

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

We conduct a substantial amount of business internationally. Our export sales destinations include countries in Asia and Europe. Our international operations are subject to a number of inherent risks, including:

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

A significant portion of our revenues has historically been derived from a limited number of customers, particularly in our chestnut products segment. Sales to our ten largest customers accounted for approximately 12.3% and 12.2% of our total revenues in 2015 and 2014, respectively. The loss of any one of these customers, or a material decrease in purchases by any one of these customers, could adversely impact our revenues.

We rely primarily on distributors to sell our products. Any delays in delivery or poor handling by our distributors or third-party transport operators may affect our sales and damage our reputation.

In 2015, we sold our products through over 200 distribution service providers. The services provided could be suspended and could cause interruption to the supply of our products to domestic or overseas customers. Delivery disruptions may occur for various reasons beyond our control, including poor handling by service providers or third party transport operators, transportation bottlenecks, natural disasters and labor strikes, and could lead to delayed, damaged or lost deliveries. If our products are not delivered in a timely manner, our reputation could be harmed. If our products are damaged in the process of being delivered, we may be liable to pay for such damages incurred.

Failure of the market to accept our new products, or failure to obtain regulatory approval for our new products, may cause us to lose our competitive position in the food industry.

We introduced 7 new products in 2012, 6 new products in 2013, 3 new products in 2014 and 6 new products in 2015. We plan to introduce approximately 10 new products in 2016. The success of the new products we introduce depends on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences. We intend to introduce new products as well as alternative flavors, sizes and packaging for our existing products. We may not be able to gain market acceptance for our new products. Consumer preferences change, and any new products that we introduce may fail to meet the particular tastes or requirements of consumers, or may be unable to replace their existing preferences. Our failure to anticipate, identify or react to these particular tastes or changes could result in reduced demand for our products, which could in turn cause us to be unable to recover our development, production and marketing costs.

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

Although energy costs were stable in 2015, we might experience significant increases in energy costs in the future, which would result in higher distribution, freight and other operating costs. Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases.

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

We may face challenges in expanding our cross-border operations

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

We also fund approximately 38.6% of our working capital requirements from the proceeds of short-term loans from Chinese and overseas banks. Our average loan balance from short-term bank loans in 2016 was approximately $39.0 million. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, we may not be able to roll over such loans in the future or may not have sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency.

Management anticipates that our existing capital resources and cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements through 2016. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

We are subject to credit risk in respect of accounts receivables.

In 2008 and 2009, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. Starting in 2008 and through 2015, we gradually shortened credit terms for many of our international and domestic customers from between 30 and 180 days to between 30 and 60 days. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

We may enter into additional financing agreements which may have a dilutive effect to our earnings per share and the rights of certain stockholders.

Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. We may also grant registration rights to investors purchasing our equity or debt securities in the future.

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

Our operating subsidiaries were organized under the laws of China and France and substantially all of their assets are located outside the U.S. In addition, our executive officers and directors are residents of China and substantially all of their assets are located outside the U.S. As a result, it could be difficult for our stockholders to effect service of process in the U.S., or to enforce a judgment obtained in the U.S., against our officers and directors in China.

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

Mr. Chen is the record owner of approximately 38.6% of our outstanding voting securities. As a result, he possesses significant influence over our business. For instance, Mr. Chen may have significant power in the election of our board of directors, authorize significant corporate transactions or prevent a future change in control of our company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our primary facilities, which are owned except where otherwise indicated, are as follows:

Facility	Location	Approximate Size	Owned or Leased
		(Square Meters)
Junan Hongrun	Junan County,	197,637	Owned
	Shandong
	Province, PRC
Shandong Lorain	Junan County,	31,459	Owned
	Shandong
	Province, PRC
Beijing Lorain	Miyun County,	22,677	Owned
	Beijing
	Province, PRC
Luotian Lorain	Luotian County,	54,251	Owned
	Hubei
	Province, PRC
Dongguan Lorain	Dongguan County,	5,472	Leased
	Guangdong
	Province, PRC
Shandong Greenpia	Junan County,	33,332	Owned
	Shandong
	Province, PRC
Athena*	France and Portugal	35,645	Owned

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

In January 2014, the Linyi Court had its first trial session. During the trial, Heng An Investment filed a counterclaim against Shandong Lorain for repayment of out of pocket expenses which would off-set the entire fixed return plus additional unpaid expenses of RMB 4,746,927 (approximately $765,633). Shandong Lorain responded that Heng An Investment does not have standing to file the counter-claim because the out of pocket payments were made by Junan Hengji. In November 2014, the court had a second trial session and completed its discovery process. On March 21, 2015, Shandong Lorain received Linyi Court's decision that rejected Shandong Lorain's claim for RMB 10,000,000 against Junan Hengji and Heng An Investment. On April 3, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province. In November, 2015, Supreme Court of Shandong Province vacated the decision of the Linyi Court and remanded the case back to the Linyi Court for a retrial. The retrial is scheduled at the end of April, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Our common stock is quoted on the NYSE MKT under the symbol “ALN”. As of April 12, 2016 the closing price for our common stock was $1.08 per share.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
	Market Prices
	High	Low
Fiscal Year Ended December 31, 2015
First Quarter	$1.37	$0.91
Second Quarter	$1.88	$1.20
Third Quarter	$1.88	$0.89
Fourth Quarter	$1.24	$0.92
Fiscal Year Ended December 31, 2014
First Quarter	$1.37	$0.72
Second Quarter	$1.20	$1.01
Third Quarter	$1.27	$1.08
Fourth Quarter	$1.34	$0.89

Approximate Number of Holders of Our Common Stock

As of March 30, 2016, there were 311 stockholders of record of our common stock. This does not include the holders whose shares are held in a depository trust in “street” name.

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

The Note was secured by the personal guarantee of Si Chen, the Company’s chief executive officer and chairman.

On March 12, 2015, the Company and Jade Lane Group Limited entered into an agreement to repayment terms of the promissory note in the amount of $3,500,000 issued to the Company on March 13, 2014. On April 20, 2015, the Company repaid the promissory note in form of both cash payment of $791,433 and conversion of 2,355,276 shares of common stock at a conversion price of $1.15 per share.

On February 19, 2014 the Company’s board of directors approved the 2014 Equity Incentive Plan (“2014 Plan”), which was approved at the annual stockholders meeting on June 9, 2014. Subject to adjustment as provided in the 2014 Plan, the total number of shares of Common Stock reserved and available for delivery in connection with awards under the 2014 Plan is 3,000,000. In 2015, 987,500 shares were issued to employees as stock awards under the 2014 plan.

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

We conduct our production activities in China. Our products are sold in the Chinese domestic markets as well as exported to foreign countries and regions such as Japan, South Korea and Europe. We believe that we are the largest chestnut processor and manufacturer in China. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 17 years. We produced 238 products in 2015. We derive most of our revenues from sales in China, France and Japan. In 2016, our primary strategy is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories, and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia and Europe. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there. In addition, we are working to developing new products and developing new sales channels.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2015, the cost of our raw materials decreased from $146,601,039 to $143,226,607 for a decrease of approximately 2.3% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The average price that we paid for chestnuts in the China domestic market in 2015 and 2014 was approximately $1,600 metric ton and $1,536 per metric ton, respectively, excluding value added taxes. In the past few years, increasing inflation pressures weighed on the Chinese economy which reflected on agricultural product prices. We do not have effective means and do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

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

We also funded approximately 38.6% and 37.7% of our working capital requirements in 2015 and 2014, respectively, from the proceeds of short-term loans from Chinese and foreign banks. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our average loan balance from short-term bank loans in 2015 and 2014 were approximately $39.0 million and $39.9 million, respectively. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, in recent years, the Chinese government has implemented more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. We obtained long term loans, private placement financing and a convertible promissory note during the period 2011 to 2014. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

We anticipate that our existing capital resources, including cash flows from operations, current and expected short-term bank loans will be adequate to satisfy our liquidity requirements through 2016. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

In 2008 and 2009, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. Starting in 2008 and through 2015 we gradually shortened credit terms for many of our international and domestic customers from between 30 and 180 days to between 30 and 60 days. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, and the differences between the two periods expressed in dollars and percentages.

	Year Ended
	December 31,		Increase/(Decrease)	Increase/(Decrease)
(In thousands of U.S. dollars)	2015 ($)	2014 ($)	($)	(%)
Revenue	215,315	217,554	(2,239)	(1.0%	)
Cost of Revenue	(179,197)	(179,591)	(394)	(0.2%	)
Gross profit	36,118	37,963	(1,845)	(4.9%	)
Operating Expenses:
Selling and Marketing	(10,241)	(11,642)	(1,401)	(12.0%	)
General and administrative	(11,824)	(10,655)	1,169	11.0%
Income from continuing operations	14,053	15,666	(1,613)	(10.3%	)
Non-operating Income (Expenses):
Government grant	2,468	2,378	90	3.8%
Interest income	433	230	203	88.3%
Other income	627	899	(272)	(30.3%	)
Other expense	(376)	(567)	(191)	(33.7%	)
Interest Expense	(7,093)	(8,347)	(1,254)	(15.0%	)
Loss from write down of other receivable	-	(2,762)	(2,762)	-
Impairment of Goodwill	(6,787)	-	6.787	-
Income before taxes	3,325	7,497	(4,172)	(55.6%	)
Income Taxes	(4,516)	(3,090)	1,426	46.1%
Net Income	(1,191)	4,407	(5,598)	(127.0%	)
Non-Controlling Interest	(5,181)	654	(5,835)	(892.2%	)
Income of common stockholders	3,990	3,753	237	6.3%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

Net Revenues. Net revenues decreased by $2.2 million, or approximately 1.0%, to $215.3 million in 2015 from $217.5 million in 2014. This decrease was attributable to the decreased revenues from sales of our chestnut food products and convenience food products, which was partially offset by increased revenues from frozen food product segments as reflected in the following table:

	Year Ended December 31,
	2015	2014	Increase /	Increase /
	Revenues	Revenues	(Decrease)	(Decrease)
(In thousands of U.S. dollars)	($)	($)	($)	(%)
Chestnut	115,472,940	123,037,895	(7,564,955)	(6.1%)
Convenience food	54,526,645	58,874,609	(4,347,964)	(7.4%)
Frozen food	45,315,852	35,641,156	9,674,696	27.1%
Total	215,315,437	217,553,660	(2,238,223)	(1.0%)

Revenues from sales in the China domestic market increased by approximately $32.8 million, or approximately 23.5% in 2015. As a percentage of total revenues, revenues from the domestic PRC market increased to approximately 80.1% from approximately 64.2% in 2014. Revenue from sales in international markets decreased by approximately $35.0 million, or approximately 45.0% The decrease is mainly due to a decrease in our revenue from Europe as a result of a question raised by CTCPA, with respect to the origin of canned chestnuts sold by Conserverie Minerve (“Minerve”, a former subsidiary of Athena) and Minerve chestnuts come from a Chinese cultivar, while CTCPA stated that only chestnuts based on the European or Japanese cultivars can be used in canned chestnut products sold in France according to CTCPA policies. The Company has since shipped chestnuts based on the Japanese cultivar grown in China to Minerve. We are also still in negotiation with CTCPA with respect to chestnuts based on the Chinese cultivar. The Company initiated a reorganization proceeding with the local court in September 2015 in order to have time to obtain IFS certification and to address the CTCPA cultivar issue. The proceeding provides Minerve (now Athena) protection from creditors initiating any actions against Athena. The initial protection period expired in March 2016 and Athena has applied for an extension of the protection period until September 2016.

Cost of Revenues. Our cost of revenues decreased $0.4 million, or approximately 0.2%, to $179.2 million in 2015 from $179.6 million in 2014, as a result of decrease of net revenue.

Gross Profit. Our gross profit decreased $1.9 million, or 4.9%, to $36.1 million in 2015 from $38.0 million in 2014, mainly attributed to the fact that net revenues decreased by $2.2 million. The gross profit ratio decreased from 17.4% to 16.8% in 2015, it is mainly attributes to the reason that proportion of revenue from frozen foods in total sales increased from 16.4% to 21.0%, frozen foods products generates lower gross profit than chestnuts products and convenience foods products.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased approximately $1.4 million, or 12.0%, to $10.2 million in 2015 from $11.6 million in 2014. The decrease is attributable to decreases of transportation expense by 0.8 million in 2015. The Selling and Marketing Expense to Revenue ratio was 4.8% in 2015 compared to 5.4% in 2014, management believes the expense incurred is reasonable.

General and Administrative Expenses. Our general and administrative expenses increased approximately $1.2 million, or 11.0%, to $11.8 million in 2015 from $10.6 million in 2014. The increase is mainly due to the fact that the Company issued 987,500 shares as stock compensation to certain management and employees and directors in 2015, in the current period, for which we recorded expense amounting to $1.3 million.

Government Subsidy Income

Government subsidy income increased from approximately $2.4 million in 2014 to $2.5 million in 2015, representing grants received mostly from the Junan County, Beijing and Luotian government to assist us in our research and business development.

Income Before Taxation and Non-Controlling Interest

Income before taxation and non-controlling interest decreased $4.2 million, or 55.6%, to $3.3 million in 2015 from $7.5 million in 2014, mainly due to provision for $6.8 million impairment loss of goodwill in 2015. The provision was made on the basis that Athena merged its subsidiary Conserverie Minerve, which suffered loss in past years. The Company treated goodwill recorded for that as fully impaired. In addition, decrease of gross profit and increase of general and administrative expense also leads to the decrease of income before taxation and non-controlling interest.

Income Taxes

Income taxes increased approximately $1.4 million, or 46.1%, to $4.5 million in 2015, as compared to $3.1 million in 2014. This increase was attributable to the higher income (excluding impairment) earned in 2015 as compared to 2014.

Non-Controlling Interest

Shandong Economic Development Investment holds 19.8% of the equity of our subsidiary Shandong Lorain, and Biobranco II, Alcides Branco, and Nuno Branco hold 49% of the equity of the Athena Group, which is reflected in the non-controlling interest of $5.2million in 2015 and $0.7 million in 2014.

Income available to common stockholders

Income available to common stockholders increased $0.2 million, or 6.3%, to $4.0 million in 2015 from $3.8 million in 2014. As our 51% controlled overseas subsidiaries suffered loss in 2015, its minority shareholders bore their proportion of loss.

Liquidity and Capital Resources General

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products and expanding our facilities. In the past, our primary sources of financing have been cash generated from operations and short-term loans from banks in China. In addition, We obtained long term loans, private placement financing and convertible promissory note during the period 2011 to 2014. Proceeds from cash drawn down from the long term loan, the private placement transactions and convertible promissory note, together with cash generated from operations and short-term bank loans, have been primarily used to fund our working capital needs, as well as addition to our construction in progress and purchase of fixed assets.

At December 31, 2015 and 2014, cash and cash equivalents (including restricted cash) were $32.5 million and $34.5 million, respectively. The debt to assets ratio was 34.8% and 37.7% as of December 31, 2015 and 2014, respectively. We expect to continue to finance our operations and working capital needs in 2016 from cash generated from operations and short-term bank loans. We expect that anticipated cash flows from operations and financial institutions will be sufficient to fund our operations through at least the next twelve months.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:	For year ended December 31,
(In thousands of U.S. dollars)	2015	2014
Net cash flows provided by operating activities	34,453	11,386
Net cash flows (used in) investing activities	(7,021)	(11,162)
Net cash flows (used in) financing activities	(31,612)	(3,652)

Operating Activities

Net cash provided by operating activities for 2015 and 2014 was $34.5 million and $11.4 million respectively. The increase of approximately $23.1 million in net cash flows provided by operating activities resulted primarily from the decrease of inventory by $15.8 million and increase of accounts and other payables by $14.7 million in 2015, compared to an increase of inventory by $2.6 million and decrease of accounts and other payables by $6.4 million in 2014.

Investing Activities

Net cash used in investing activities for 2015 and 2014 were $7.0 million and $11.2 million, respectively, with the decrease of approximately $4.2 million cash used in investing activities primarily from $5.4 million payment for the acquisition of Athena and investment in 2014.

Financing Activities

Net cash used in financing activities for 2015 and 2014 were $31.6 million and $3.7 million, respectively. The increase of approximately $27.9 million in net cash outflow in financing activities resulted primarily from $23.0 million repayment of long term borrowing and notes payable in 2015.

Loan Facilities

As of December 31, 2015 and 2014, we carried $36.3 million and $41.6 million short term bank loans from foreign and Chinese domestic banks. Please refer to Note 10 of the consolidated financial statements for details.

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

Method of Accounting -- We maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

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

As of December 31, 2015, the particulars of the commonly controlled entities are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest	capital
		%	$
International Lorain Holding Inc.	Cayman Islands	100	47,943,597
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	46,096,723
Shandong Lorain Co., Ltd.	PRC	80.2	12,462,403
Beijing Lorain Co., Ltd.	PRC	100	1,540,666
Luotian Lorain Co., Ltd.	PRC	100	3,902,322
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,366,463
Dongguan Lorain Co., Ltd.	PRC	100	154,067
Athena	France	51	13,907
Sojafrais	France	51	5,563
SCI Siam	France	51	848
SCI Giu Long	France	51	5,563
Cacovin	Portugal	51	305,955

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

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2015 and 2014.

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815. As of December 31, 2015 and 2014, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

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

As of December 31, 2015, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2015 begins on page F-1 of this Annual Report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of December 31, 2015, our internal controls over financial reporting are not effective.

The material weakness and significant deficiency identified by our management as of December 31, 2015 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

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

Changes in Internal Controls over Financial Reporting.

Other than as described above, during the fiscal year ended December 31, 2015, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our Proxy Statement related to our 2016 Annual Stockholders' Meeting and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in our Proxy Statement related to our 2016 Annual Stockholders' Meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our Proxy Statement related to our 2016 Annual Stockholders' Meeting and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE~~.~~

The information required by this item will be contained in our Proxy Statement related to our 2016 Annual Stockholders' Meeting and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES~~.~~

The information required by this item will be contained in our Proxy Statement related to our 2016 Annual Stockholders' Meeting and is incorporated herein by reference.

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

10.3	Make Good and Escrow Agreement, dated as of September 9, 2010, by and among American Lorain Corporation, the purchasers named therein, Si Chen and the collateral agent named therein. Incorporated by reference to Exhibit 99.2 to the registrant’s current report on Form 8-K filed on September 13, 2010.

10.4	Loan Agreement, dated May 31, 2010, between Junan Hongrun Foodstuff Co. Ltd. and DEG-Deutsche Investitions- Und Entwicklungsgesellschaft MBH. Incorporated by reference to Exhibit 10.12 to the registrant’s quarterly report on Form 10-Q filed on August 11, 2010.

10.5	Share Purchase Agreement dated February 7, 2014 by and between Junan Hongrun Foodstuff Co., Ltd. and Intiraimi. Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on February 13, 2014.

10.6	Reiterative Share Purchase Agreement dated February 7, 2014 by and between Junan Hongrun Foodstuff Co., Ltd. and Biobranco II. Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on February 13, 2014.

10.7	Shareholders’ Agreement dated February 7, 2014 by and among Junan Hongrun Foodstuff Co., Ltd., Athena, and the other shareholders of Athena. Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on February 13, 2014.

10.8	American Lorain Corporation 2014 Equity Incentive Plan (Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2014) †

10.9	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and Haitong Securities, Inc. dated August 28, 2013 Incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-K/A filed on February 23, 2015

10.10	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and Everbright Securities Assets Management Co., Ltd. dated August 28, 2013 Incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-K/A filed on February 23, 2015

10.11	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and SWS MU Fund Management Co., Ltd. dated August 28, 2013 Incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K/A filed on February 23, 2015

10.12	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and Essence Securities, Inc. dated August 28, 2013 Incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K/A filed on February 23, 2015

10.13	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and Guoyuan Securities, Inc. dated August 28, 2013 Incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K/A filed on February 23, 2015

10.14	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Junan Hongrun Foodstuff Co., Ltd. and Harfor Fund Management Co., Ltd. dated October 18, 2013 Incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-K/A filed on February 23, 2015

10.15	Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Junan Hongrun Foodstuff Co., Ltd. and Opple Lighting Corporation. dated November 6, 2013 Incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K/A filed on February 23, 2015

14.1	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.

21.1	List of subsidiaries of the registrant *

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith

† Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LORAIN
CORPORATION
Date: April 14, 2016	By:/s/ Si Chen
Si Chen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
	President , Director and Chief	April 14, 2016
Executive Officer
/s/ Si Chen	(Principal Executive Officer)
Si Chen
Interim Chief Financial Officer
(Principal Financial Officer and
Principal
/s/ Xiang Zhou	Accounting Officer)	April 14, 2016
Xiang Zhou
/s/ Yundong Lu	Chief Operating Officer and Director	April 14, 2016
Yundong Lu
/s/ Dekai Yin	Director	April 14, 2016
Dekai Yin
/s/ Maoquan Wei	Director	April 14, 2016
Maoquan Wei
/s/ Jianxiao Wu	Director	April 14, 2016
Jianxiao Wu

AMERICAN LORAIN CORPORATION

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	1
CONSOLIDATED BALANCE SHEETS	2 – 3
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	4
CONSOLIDATED STATEMENTS OF CASH FLOWS	5
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY	6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 – 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have audited the accompanying consolidated balance sheets of American Lorain Corporation as of December 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 9 to the consolidated financial statements, the Company provided an impairment for its goodwill since the Company identified that its subsidiary had incurred losses and was not able to determine whether the subsidiary would be able to generate future profit and positive operating cash flows to justify the carrying value of goodwill in the amount. Our opinion is not modified with respect to this matter.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Lorain Corporation as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WWC, P.C.
San Mateo, California	WWC, P.C.
April 14, 2016	Certified Public Accountants

AMERICAN LORAIN CORPORATION
AUDITED CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

	At December 31,	At December 31,
ASSETS	2015	2014
Current assets
Cash and cash equivalents	$20,664,487	$30,279,988
Restricted cash	11,792,596	4,195,114
Trade accounts receivable	62,532,017	58,806,466
Other receivables	12,107,256	8,183,485
Inventories	43,712,048	51,648,160
Advance to suppliers	34,631,432	42,479,437
Prepaid expenses and taxes	1,868,744	2,758,334
Security deposits and other assets	3,741,346	3,578,514
Total current assets	$191,049,926	$201,929,498

Non-current assets
Investment	3,081,332	3,258,125
Property, plant and equipment, net	82,110,315	89,148,530
Construction in progress, net	13,890,270	14,340,145
Intangible assets, net	16,186,515	17,537,868
Goodwill	3,219,172	10,327,553
TOTAL ASSETS	$309,537,530	$336,541,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$36,310,826	$41,645,100
Notes payable	2,965,747	6,005,430
Convertible promissory note	-	3,500,000
Long-term debt – current portion	22,197,027	19,226,094
Accounts payable	22,463,974	10,071,009
Taxes payable	5,863,261	4,320,470
Accrued liabilities and other payables	4,740,898	4,153,054
Related party payable	1,755,216	2,433,300
Deferred tax liabilities	5,076	70,545
Customers deposits	237,311	61,428
Capital lease – current portion	464,090	-
Total current liabilities	$97,003,426	$91,486,430

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
AUDITED CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

	At December 31,	At December 31,
	2015	2014

Long-term liabilities
Long-term bank loans	$326,591	$2,707,587
Notes payable and debenture	9,544,425	32,581,249
Capital lease – current portion	694,989	-
TOTAL LIABILITIES	$107,569,431	$126,775,266

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2015 and 2014, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 38,259,490 shares and 34,916,714 shares issued and outstanding as of December 31, 2015 and 2014, respectively	38,260	34,917
Additional paid-in capital	57,842,064	53,853,089
Statutory reserves	24,660,666	23,038,917
Retained earnings	101,389,920	99,021,555
Accumulated other comprehensive income	10,196,987	20,796,420
Non-controlling interests	7,840,202	13,021,555
TOTAL STOCKHOLDER’S EQUITY	$201,968,099	$209,766,453

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$309,537,530	$336,541,719

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
AUDITED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

	For the years ended December 31,
	2015	2014

Net revenues	$215,315,437	$217,553,660
Cost of revenues	179,197,430	179,591,460
Gross profit	$36,118,007	$37,962,200

Operating expenses
Selling and marketing expenses	10,240,890	11,642,381
General and administrative expenses	11,824,196	10,654,514
	22,065,086	22,296,895

Operating income	$14,052,921	$15,665,305

Government subsidy income	2,467,556	2,378,323
Interest income	432,728	229,580
Other income	626,986	899,240
Other expenses	(375,722)	(567,117)
Interest expense	(7,092,845)	(8,347,086)
Impairment of goodwill	(6,786,928)	-
Loss from write down of other receivable	-	(2,762,411)

Earnings before tax	$3,324,696	$7,495,834

Income tax	4,515,935	3,089,712

Net income	$(1,191,239)	$4,406,122

Other comprehensive income:
Foreign currency translation gain	(10,599,433)	(131,824)
Comprehensive Income	(11,790,672)	4,274,298
Net income attributable to:

-Common stockholders	$3,990,114	$3,752,524
-Non-controlling interest	(5,181,353)	653,598
	$(1,191,239)	$4,406,122

Earnings per share
- Basic	$0.11	$0.11
- Diluted	$0.11	$0.11

Weighted average shares outstanding
- Basic	37,108,688	34,724,385
- Diluted	37,108,688	34,724,385

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
AUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

	For the years ended December 31,
	2015	2014
Cash flows from operating activities
Net income	$(1,191,239)	$4,406,122
Stock based compensation	1,283,750	366,000
Impairment of goodwill	6,786,928	-
Depreciation of fixed assets	4,085,891	4,907,651
Amortization of intangible assets	507,614	603,682
(Increase)/decrease in accounts and other receivables	(7,649,322)	7,843,901
(Increase)/decrease in inventories	15,784,117	(2,559,509)
Decrease/(increase) in prepayment	889,589	(269,736)
(Increase) in deferred tax asset	(65,469)	(66,674)
Increase/(decrease) in accounts and other payables	14,699,482	(6,420,371)
Increase/(decrease) in related party payable	(678,084)	2,574,388
Net cash (used in)/provided by operating activities	34,453,257	11,385,454

Cash flows from investing activities
Decrease in restricted cash	(7,597,482)	(2,358,756)
Payment for acquisition of Athena Group	-	(2,100,000)
Purchase of long-term investment	-	(3,258,312)
Sale of investment	1,354,349	-
Purchase of plant and equipment	(1,936,538)	(3,009,450)
Increase in capital lease	1,159,078	-
Increase in deposit	-	(435,900)
Net cash used in investing activities	(7,020,593)	(11,162,418)

Cash flows from financing activities
Repayment of bank borrowings	(10,475,623)	(13,671,142)
Proceeds from bank borrowings and debentures	1,900,173	23,041,946
Repayment of long-term borrowings and notes payable	(23,036,824)	(13,022,529)
Net cash provided by/(used in) financing activities	$(31,612,274)	$(3,651,725)

Net Increase/(decrease) of Cash and Cash Equivalents	(4,179,610)	(3,428,689)

Effect of foreign currency translation on cash and cash equivalents	(5,435,891)	(148,516)

Cash and cash equivalents–beginning of year	30,279,988	33,857,193
Cash and cash equivalents–end of year	$20,664,487	$30,279,988

Supplementary cash flow information:
Interest received	$432,728	$228,748
Interest paid	$4,141,009	$7,318,618
Income taxes paid	$2,968,688	$4,672,630

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(STATED IN US DOLLARS)

						Accumulated
	Number		Additional			Other	Non-
	Of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total

Balance, January 1, 2014	34,616,714	34,617	53,487,389	18,396,513	98,604,239	20,928,244	11,003,908	202,454,910
Net income	-	-	-	-	4,406,122	-	-	4,406,122
Increase in non-controlling interests from acquisition of Athena Group	-	-	-	-	-	-	2,671,245	2,671,245
Issuance of share based compensation	300,000	300	365,700	-	-	-	-	366,000
Appropriations to statutory reserve	-	-	-	4,642,404	(4,642,404)	-	-	-
Allocation to non-controlling interests	-	-	-	-	653,598	-	(653,598)	-
Foreign currency translation adjustment	-	-	-	-	-	(131,824)		(131,824)

Balance, December 31, 2014	34,916,714	34,917	53,853,089	23,038,917	99,021,555	20,796,420	13,021,555	209,766,453

Balance, January 1, 2015	34,916,714	34,917	53,853,089	23,038,917	99,021,555	20,796,420	13,021,555	209,766,453
Net income					(1,191,239)			(1,191,239)
Conversion of loan debenture to common stock	2,355,276	2,355	2,706,213	-	-	-	-	2,708,568
Issuance of share based compensation	987,500	988	1,282,762	-	-	-	-	1,283,750
Appropriations to statutory reserve	-	-	-	1,621,749	(1,621,749)	-	-	-
Allocation to non-controlling interests	-	-	-	-	5,181,353	-	(5,181,353)	-
Foreign currency translation adjustment	-	-	-	-	-	(10,599,433)	-	(10,599,433)

Balance, December 31, 2015	38,259,490	38,260	57,842,064	24,660,666	101,389,920	10,196,987	7,840,202	201,968,099

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the year ended December 31, 2015 in order to be consistent with the presentation provided for the year ended December 31, 2014. There was no impact on earnings for the regrouping.

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

As of December 31, 2015, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital
International Lorain Holding Inc.	Cayman Islands	100	$47,943,597
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	46,096,723
Shandong Lorain Co., Ltd.	PRC	80.2	12,462,403
Beijing Lorain Co., Ltd.	PRC	100	1,540,666
Luotian Lorain Co., Ltd.	PRC	100	3,902,322
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,366,463
Dongguan Lorain Co., Ltd.	PRC	100	154,067
Athena	France	51	13,907
Sojafrais	France	51	5,563
SCI Siam	France	51	848
SCI Giu Long	France	51	5,563
Cacovin	Portugal	51	305,955

(c)	Use of estimates

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
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
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2015 and 2014.

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
DECEMBER 31, 2015 AND 2014
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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company transferred $1,621,749 and $4,642,404 from retained earnings to statutory reserves for the years ended December 31, 2015 and 2014. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

	12/31/2015	12/31/2014
Year end RMB: US$ exchange rate	6.4907	6.1385
Annual average RMB: US$ exchange rate	6.2175	6.1432
Year-end EUR: US$ exchange rate	0.9168	0.8826
Annual average EUR: US$ exchange rate	0.9011	0.7773

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. For the year ended December 31, 2015, no warrants were issued nor were options granted. For the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. For the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. As of December 31, 2015, 1,753,909 shares of Series A warrants are outstanding and all stock options to employees from the 2009 stock incentive program have expired. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

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

As of December 31, 2015 and 2014, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the years ended December 31, 2015 and 2014 included net income and foreign currency translation adjustments.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

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

As of December 31, 2015, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

4.	TRADE ACCOUNTS RECEIVABLE

	12/31/2015	12/31/2014
Trade accounts receivable	$68,433,828	$64,726,091
Less: Allowance for doubtful accounts	(5,901,811)	(5,919,625)
	$62,532,017	$58,806,466

Allowance for bad debt:	12/31/2015	12/31/2014
Beginning balance	$(5,919,625)	$(439,875)
Additions to allowance	-	(5,479,750)
Bad debt written-off	17,814	-
Ending balance	$(5,901,811)	$(5,919,625)

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Advances to employees for job/travel disbursements	2,160,303	2,623,067
Amount due by a non-related enterprise	154,067	162,907
Other non-related receivables	1,844,125	580,634
Other related party receivables	89,509	1,420,548
Short-term investment sale receivable	1,540,666	1,629,062
Vendor rebate receivable	6,318,586	1,767,267
	$12,107,256	$8,183,485

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

Specifically, the company uses available employees of the purchasing department to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. However none of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of December 31, 2015.

Related party receivables represented advances issued by management for job or travel disbursement in the normal course of business. The receivables had no impact on earnings. As with other employees, officers sign notes when cash is issued to them as job or travel disbursement. In order to satisfy certain criteria for obtaining the long-term loan with DEG, as noted in footnote 11, Junan Hongrun lent money to Mr. You, Huadong to purchase life insurance. Related party receivable amounts are disclosed as “other related party receivables” in other receivables.

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

As of December 31, 2015, a total of RMB 42,029,955 has been received and there was an unpaid balance of RMB 27,574,045. The Company filed litigation against Junan Hengji and Heng An Investment in 2014 for a claim of RMB 10,000,000, which is half of the original guaranteed profit of RMB 20,000,000. The Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out of pocket expenses paid by Junan Hengji as well as the litigation fee that is required to be paid to the court by Shandong Lorain first based upon the amount claimed for disputes between the parties. Shandong Lorain decided to file the lawsuit with the Linyi City Intermediate People's Court to claim a fixed return of RMB 10 million (approximately US$1,540,666).

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

On March 21, 2015, Shandong Lorain received the Linyi City Intermediate People's Court decision that rejected Shandong Lorain's claim for RMB 10 million against Junan Hengji and Heng An Investment. On April 3, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province and the case is still in the process. The balance of the claim was deemed to be uncollectable and was written off as a loss. As of December 31, 2015, RMB 10,000,000 (US$ 1,540,666) is due and payable to the Company since the decision from the lower court does not become effective until the appeal procedure is completed or expired. In November 2015, the Supreme Court of Shandong Province vacated the decision of the Linyi Court and remanded the case back to the Linyi Court for a retrial. The retrial is scheduled at the end of April 2016.

6.	INVENTORIES

Inventories consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Raw materials	$23,272,163	$28,557,607
Finished goods	20,439,885	23,090,553
	$43,712,048	$51,648,160

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
At Cost:
Buildings	$82,678,210	$87,751,232
Land	209,010	232,946
Landscaping, plant and tree	10,331,020	10,923,768
Machinery and equipment	22,188,630	21,853,334
Office equipment	1,059,269	1,095,590
Motor vehicles	592,045	654,324
	$117,058,184	$122,511,194
Less: Accumulated depreciation
Buildings	(15,445,517)	(14,479,949)
Landscaping, plant and tree	(4,705,085)	(4,021,153)
Machinery and equipment	(13,157,839)	(13,181,519)
Office equipment	(1,199,028)	(1,252,846)
Motor vehicles	(440,400)	(427,197)
	(34,947,869)	(33,362,664)

	$82,110,315	$89,148,530

Landscaping, plants, and trees accounts for the orchards that the Company has developed for agricultural operations. These orchards as well as the young trees which were purchased as nursery stock are capitalized into fixed assets. The depreciation is then calculated on a 30-year straight-line method when production in commercial quantities begins. The orchards have begun production in small quantities and the Company has accounted for depreciation commencing July 1, 2010. In 2013, the Company began leasing three greenhouses to grow seasonal crops in order to lower cost. Depreciation expense for the years ended December 31, 2015 and 2014 was $4,085,891 and $4,907,651, respectively.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

8.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Land use rights, at cost	$16,569,679	$17,520,374
Utilities rights, at cost	47,926	50,676
Software, at cost	463,246	451,863
Patent, at cost	1,419,428	,,1,581,891
	18,500,279	19,604,804

Less: Accumulated amortization	(2,313,764)	(2,066,936)
	$16,186,515	$17,537,868

All land is owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. Amortization expense for the years ended December 31, 2015 and 2014 was $507,614 and $603,682, respectively.

9.	GOODWILL

On August 8, 2015, the Company re-organized its French operations by merging the operations of Conserverie Minerve into its immediate parent Athena, and concurrently, Athena wound up and dissolved Conserverie Minerve. Athena subsequently changed its own legal name to Conservie Minerve and currently continues the business. At the date of acquisition, the net liability of Conserverie Minerve was $3,255,911(EUR 2,968,089); the purchase consideration paid for the Athena (aka Conservie Minerve) was $2,100,000. The acquisition of Athena and its then subsidiaries gave rise to goodwill in the amount of $6,786,928. As of December 31, 2015, the surviving business entity, Conserverie Minerve, on a post merged basis, recognized net operating losses during the years ended December 31, 2015 and 2014. As of December 31, 2015, the Company was unable to determine if the Conserverie Minerve would be able to generate future profit and positive operating cash flows to justify the carrying value of goodwill in the amount of $6,786,928; accordingly, the Company elected to write off the goodwill in its entirety. The Company’s management is developing a strategic, operational, and financing plan designed to bring Conserverie Minerve back to profitability.

10.	BANK LOANS

Bank loans include bank overdrafts, short-term bank loans, and current portion of long-term loan, which consisted of the following as of December 31, 2015 and 2014:

Bank Overdrafts	12/31/2015	12/31/2014
CIC Lorient Enterprises, Interest rate of EURIBOR+1.70% due within 3 months	$141,210	$380,106
Credit Agricole, Interest rate of EURIBOR+1.70% due within 3 months	140,453	214,146
LCL Banque et Assurance, Interest rate of EURIBOR+1.70% due within 3 months	3,800	105,508
Société Générale, Interest rate of EURIBOR+1.70% due within 3 months	83,500	285,621
Banque Tarneud, Interest rate of EURIBOR+1.70% due within 3 months	407,917	548,537
BPI France, Interest rate of EURIBOR+1.70% due within 3 months	-	1,151,975
BNP Paribas, Interest rate of EURIBOR+1.70% due within 3 months	194,835	-
HSBC, Interest rate of EURIBOR+1.70% due within 3 months	3,459	22,963
GE, Interest rate of EURIBOR+1.70% due within 3 months	707	2,043
BES, Interest rate of EURIBOR+1.70% due within 3 months	236	263

Banco Portugues de Negocios	1,672	1,864

Banco Espirito Santo	3,545	3,951

	$981,334	$2,716,977

Bank overdrafts are collateralized by inventory.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

Short-term Bank Loans	12/31/2015	12/31/2014

Loan from Industrial and Commercial Bank of China,
• Interest rate at 7.28% per annum; due 3/4/2015	-	1,466,156
• Interest rate at 7.125% per annum; due 3/27/2015	-	4,072,656
• Interest rate at 1.74% per annum; due 4/10/2015	-	387,652
• Interest rate at 1.74% per annum; due 4/24/2015	-	895,884
• Interest rate at 7.28% per annum; due 6/5/2015	-	1,010,019
• Interest rate at 6.50% per annum; due 10/14/2015	-	977,437
• Interest rate at 7.20% per annum; due 11/2/2015	-	1,629,062
• Interest rate at 6.72% per annum; due 12/1/2015	1,509,061	1,629,062
• Interest rate at 6.305% per annum; due 1/4/2016	1,016,839	-
• Interest rate at 6.955% per annum; due 4/20/2016	3,851,665	-

Loan from China Minsheng Bank Corporation, Linyi Branch
• Interest rate at 7.8% per annum due 1/17/2015	-	1,629,062
• Interest rate at 7.8% per annum due 2/26/2015	-	814,531
•Interest rate at 5.98% per annum due 9/22/2016	1,540,666	-

Loan from Agricultural Bank of China, Junan Branch
• Interest rate at 7.8% per annum due 8/14/2015	-	1,629,062
• Interest rate at 7.28% per annum due 1/22/2016	2,203,152	-
• Interest rate at 5.52% per annum due 9/5/2016	3,081,332	-

Loan from Agricultural Bank of China, Luotian Branch
• Interest rate at 7.28% per annum due 3/24/2015	-	1,629,062
• Interest rate at 7.8% per annum due 8/25/2015	-	2,117,781

China Agricultural Development Bank,
•Interest rate at 6.0% per annum due 1/7/2015	-	733,078
•Interest rate at 6.0% per annum due 9/1/2015	-	814,531
•Interest rate at 5.6% per annum due 1/6/2016	770,333	-

Luotian Sanliqiao Credit Union,
• Interest rate at 9.36% per annum due 1/21/2015	-	162,906
• Interest rate at 9.72% per annum due 2/13/2016	2,002,866	-

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

Bank of Ningbo,
• Interest rate at 6.548% per annum due 10/26/2015	-	1,629,062
• Interest rate at 7.80% per annum due 10/27/2016	1,232,533	-

Hankou Bank, Guanggu Branch,
• Interest rate at 6.95% per annum due 8/24/2015	-	1,629,062
• Interest rate at 6.85% per annum due 10/24/2016	1,540,666	-

Postal Savings Bank of China,
• Interest rate at 9.72% per annum due 7/27/2016	400,573	-

Bank of Rizhao,
• Interest rate at 7.80% per annum due 1/17/2015	-	1,629,062
• Interest rate at 7.28% per annum due 1/19/2016	1,540,666	-

China Construction Bank,
• Interest rate at 6.16% per annum due 2/25/2015	-	814,531
• Interest rate at 6.60% per annum due 4/15/2015	-	798,241
• Interest rate at 6.60% per annum due 5/11/2015	-	521,300
• Interest rate at 6.60% per annum due 11/27/2015	-	814,531
• Interest rate at 6.18% per annum due 11/29/2016	770,333	-

Luotian County Ministry of Finance,
• Interest rate at 6.18% per annum due 11/29/2016	616,266	-

Huaxia Bank,
• Interest rate at 7.8% per annum due 5/19/2015	-	1,629,062
• Interest rate at 7.8% per annum due 5/19/2016	1,540,666	-

City of Linyi Commercial Bank, Junan Branch,
• Interest rate at 8.4% per annum due 2/16/2016	1,540,666	-
• Interest rate at 7.83% per annum due 7/15/2016	3,081,332

Bank of China, Paris Branch
• Interest rate at 2.80% per annum due 11/18/2015	4,363,002	3,622,666

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

• Interest rate at 2.80% per annum due 2/11/2016	2,726,875	2,954,048

BNP Paribas,
• Interest rate at 3.80% per annum due 3/14/2015	-	21,284
• Interest rate at 3.00% per annum due 7/15/2015	-	16,355
• Interest rate at 4.20% per annum due 12/20/2016	-	73,082

CIC Lorient Enterprises,
• Interest rate at 2.98% per annum due 12/20/2015	-	27,791
• Interest rate at 4.20% per annum due 12/20/2016	-	108,864

Credit Agricole,
• Interest rate at 4.20% per annum due 12/20/2016	-	108,864
• Interest rate at 1.85% per annum due 1/25/2017	-	42,947

LCL Banque et Assurance,
• Interest rate at 4.20% per annum due 12/20/2016	-	108,864

Banque Tarneud,
• Interest rate at 3.28% per annum due 12/2016	-	135,624
• Interest rate at 2.90% per annum due 12/2016	-	72,818

BPI France,
• Interest rate at 3.42% per annum due 12/20/2016	-	547,046

Société Générale,
• Interest rate at 2.90% per annum due 5/15/2016	-	25,078
	35,329,492	38,928,123

	$36,310,826	$41,645,100

The short-term loans, which are denominated in the functional currencies Renminbi (RMB) and Euros, were primarily obtained for general working capital. If not otherwise indicated in the below remarks, short-term loans are guaranteed by either companies within the group or personnel who hold a management role within the group.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

11.	CURRENT PORTION – LONG TERM DEBT

Current portions of notes payable, debentures, and long-term debt consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Note payable issued by Shanghai Pudong Development Bank
• Interest rate at 5.9% per annum due 12/28/2015	$-	$13,032,500

Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	7,703,329	-

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	7,703,329	-

BNP Paribas,
• Interest rate at 4.20% per annum due 12/20/2016	97,678	-

CIO,
• Interest rate at 4.20% per annum due 12/20/2016	137,733	-

Credit Agricole,
• Interest rate at 4.20% per annum due 12/20/2016	129,338	-
• Interest rate at 1.85% per annum due 1/25/2017	50,237	-

Banque Tarneud,
• Interest rate at 3.28% per annum due 12/2016	65,336	-
• Interest rate at 2.90% per annum due 12/2016	121,689	-

BPI France,
• Interest rate at 3.42% per annum due 12/20/2016	409,031	-

Société Générale,
• Interest rate at 2.90% per annum due 5/15/2016	17,142	-

LCL,
• Interest rate at 4.20% per annum due 12/20/2016	137,185	-

Loans from China Development Bank
• Interest rate at 7.07% per annum due 5/20/2015	-	1,140,344
• Interest rate at 7.07% per annum due 9/24/2015	-	1,303,250

Loans from Deutsche Investitions-und
Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 9/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 3/15/2016	1,875,000	-

	22,197,027	19,226,094

The Company began repaying its loan with DEG in semi-annual installments on September 15, 2012. As of December 31, 2015 and 2014, the Company has repaid $0 and $9,375,000 in principal. The loan was collateralized with the following terms:

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

12.	NOTES PAYABLE AND CONVERTIBLE PROMISSORY NOTE

Notes payable consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014

Notes payable issued by Hankou Bank,
• Interest rate at 5.55% per annum due 3/24/2015	$-	$1,629,062

Notes payable issued by BNP Paribas,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	630,214	972,527

Notes payable issued by CIC Lorient Enterprises,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	929,562	1,434,476

Notes payable issued by Credit Agricole,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	443,203	705,081

Notes payable issued by LCL Banque et Assurance,
• Interest rate at EURIBOR + 1.7% per annum due within 1 months	516,773	705,081

Notes payable issued by Société Générale,
• Interest rate at EURIBOR + 1.7% per annum due within 1 months	445,995	559,203

	$2,965,747	$6,005,430

The notes payable are guaranteed by third party guarantors.

Convertible promissory note consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014

Note issued by Jade Lane Group Limited
• Interest rate at 4.50% per annum due 3/13/2015	$-	$3,500,000
	$-	$3,500,000

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

13.	TAXES PAYABLES

Taxes payable consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Value added tax payable	$2,187,542	$1,664,596
Corporate income tax payable	2,370,952	996,629
Employee payroll tax withholding	9,561	442,382
Property tax payable	87,619	55,872
Stamp tax payable	1,571	1,478
Business tax payable	149,610	158,194
Land use tax payable	159,923	53,400
Capital gain tax payable	896,483	947,919
	$5,863,261	$4,320,470

14.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Accrued salaries and wages	$278	$303,751
Accrued utility expenses	331,692	25,631
Accrued interest expenses	1,700,353	1,359,472
Accrued transportation expenses	1,029,973	653,935
Other accruals	983,857	819,775
Business and other taxes	377,957	505,584
Disbursement payable	-	108,528
Accrued staff welfare	316,788	376,378
	$4,740,898	$4,153,054

15.	LONG-TERM DEBT

Non-current portions of long-term debt consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2016	$-	$1,875,000

BNP Paribas,
• Interest rate at 4.20% per annum due 12/20/2016	-	105,863

CIC Lorient Enterprises,
• Interest rate at 4.20% per annum due 12/20/2016	-	104,394

Credit Agricole,
• Interest rate at 4.20% per annum due 12/20/2016	-	104,394
• Interest rate at 1.85% per annum due 1/25/2017	-	38,887

LCL Banque et Assurance,

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

• Interest rate at 4.20% per annum due 12/20/2016	-	104,394

Société Générale,
• Interest rate at 2.90% per annum due 5/15/2016	-	10,665

Banco Portugue de Negocios,
• Interest rate at EURIBOR 3M+spread 2% per annum due 06/2024	302,431	337,064

Banco Espirito Santo
• Interest rate at EURIBOR 3M+spread 2% per annum due 06/2024	24,160	26,926
	$326,591	$2,707,587

The Company began repaying its loan with DEG in semi-annual installments on September 15, 2012. As of December 31, 2015 and 2014, the Company has repaid $0 and $9,375,000 in principal. The loan was collateralized with the following terms:

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

(d.)	Undertake to provide a guarantee from the Shareholder in form and substance satisfactory to DEG.

Non-current portions of notes payable and debentures consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	9,544,425	16,290,625

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	-	16,290,624

	$9,544,425	$32,581,249

16.	CAPITALIZATION

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

During the year 2009, the Company issued 56,393 shares of stock to its employees and vendors and 5,011,169 shares to investors. The Company issued 1,334,573 stock options to employees on July 28, 2009; 1,753,909 shares of Series A warrants and 501,115 shares of Series B warrants were issued to investors on October 28, 2009. As of December 31, 2015, 1,753,909 shares of Series A warrants are outstanding; concurrently, 501,115 shares of Series B warrants and all stock options to employees from the 2009 stock incentive program have expired.

During the year 2010, the Company issued 2,000 shares to a service provider on February 10, 2010 and 81,155 warrants to various service providers on January 5, 2010. The Company issued to investors 3,440,800 shares at an agreed price of $2.80 per share for a PIPE financing on September 10, 2010. This financing brought $8,955,730 net proceeds to the Company. The Company issued 5,000 shares to its employee on September 23, 2010. 731,707 shares of restricted stock were issued to the owner of Shandong Greenpia, Mr. Ji Zhenwei on September 24, 2010 as part of acquisition cost. As of December 31, 2015, 81,155 warrant shares issued to various service providers has expired.

For the years ended December 31, 2015 and 2014, the Company transferred $1,621,749 and $4,642,404 from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

For the year ended December 31, 2014, the Company issued 300,000 shares to a consulting company as its financial advisor for management consulting and advisory services.

For the year ended December 31, 2015, the Company issued 987,500 shares as stock compensation to employees and 2,355,276 shares upon conversion of the convertible promissory note to Jade Lane.

As detailed in the table below, the total number of outstanding shares at December 31, 2015 was 38,259,490.

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
New shares issued to employees per stock incentive plan		10/5/2012	108,840
New shares issued to service provider during 2014		8/22/2014	300,000
New shares issued upon conversion of convertible debenture		4/20/2015	2,355,276
New shares issued to employees per stock incentive plan		6/12/2015	987,500
Common stock at 12/31/2015			38,259,490

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

17.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the following:

(1)	19.8% equity of Shandong Lorain held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

(2)	49% equity of the Athena Group held by Biobranco II, Alcides Branco, and Nuno Branco.

18.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of December 31, 2015 and 2014:

Category	12/31/2015	12/31/2014
Chestnut	$115,472,940	$123,037,895
Convenience food	54,526,645	58,874,609
Frozen food	45,315,852	35,641,156
Total	$215,315,437	$217,553,660

Revenue by geography consisted of the following as of December 31, 2015 and 2014:

Country	12/31/2015	12/31/2014
Australia	$67,617	$206,241
Austria	48,676	43,390
Azerbaijan	188,220	-
Belgium	1,382,768	1,624,771
China	169,628,584	138,834,016
France	11,271,383	25,665,791
Georgia	88,594	-
Germany	268,007	993,899
Hong Kong	2,224,978	329,163
Israel	885,753	88,845
Italy	182,323	1,059,609
Japan	12,811,506	22,131,837
Malaysia	1,997,244	2,797,391
Morocco	12,431	-
Netherlands	10,080	5,760
New Zealand	-	62,321
Philippines	1,494,160	811,391
Poland	-	-
Portugal	664,959	5,930,655
Reunion	56,267	66,181
Saudi Arabia	-	2,470,578
Singapore	1,717,102	2,359,656
South Korea	4,386,276	7,225,153
Spain	308,810	318,661
Taiwan	652,014	545,191
Thailand	1,731,754	948,165
United Kingdom	35,521	2,182,436
United States	3,200,410	835,231
Others	-	17,328
Total	$215,315,437	$217,553,660

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

19.	INCOME TAXES

All of the Company’s operations are in the PRC, France, and Portugal, and in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows: • PRC tax rate is 25%.

•	PRC tax rate is 25%.
•	France tax rate is 33.3%
•	Portugal tax rate is 23%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the years ended December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Income attributed to PRC & Europe	$4,845,588	$8,397,757
Loss attributed to US	(1,520,892)	(901,923)
Income before tax	3,324,696	7,495,834

PRC Statutory Tax at 25% Rate	4,515,935	3,089,712
Effect of tax exemption granted		-

Income tax	$4,515,935	$3,089,712

Per Share Effect of Tax Exemption

		12/31/2015	12/31/2014
Effect of tax exemption granted	$		$-
Weighted-Average Shares Outstanding Basic		37,108,688	34,724,385
Per share effect		$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the years ended December 31, 2015 and 2014:

	12/31/2015	12/31/2014
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	110%	16.22%
The Company’s effective tax rate	135%	41.22%

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
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

The Company has accrued a deferred tax asset as a result of its net operating loss in as of and before December 31, 2015 because the Company planned to setup operations in the United States. The company anticipates that the operations within the United States will generate income in the future so that it will be able to take full advantage of the accrued tax asset. Accordingly the Company has not provided a valuation allowance for the accrued tax asset.

The Company’s detailed tax rates for its Chinese subsidiaries for 2015 and 2014 in the following table:

	China Income Tax Rate
Subsidiary	2015	2014
Junan Hongran	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	25%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

20.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	For the years ended
	December 31,
	2015	2014

Basic Earnings Per Share Numerator
Net Income	$(1,191,239)	$4,406,122

Income Available to Common Stockholders	$3,990,114	$3,752,524

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$3,990,114	$3,752,524

Income Available to Common Stockholders on Converted Basis	$3,990,114	$3,752,524

Original Shares:	34,916,714	34,616,714
Additions from Actual Events
-Issuance of Common Stock	2,191,974	107,671
Basic Weighted Average Shares Outstanding	37,108,688	34,724,385

Dilutive Shares:
Additions from Potential Events
-Exercise of Investor Warrants & Placement Agent Warrants	-	-
- Exercise of Employee & Director Stock Options	-	-
Diluted Weighted Average Shares Outstanding:	37,108,688	34,724,385

Earnings Per Share
- Basic	$0.11	$0.11
- Diluted	$0.11	$0.11

Weighted Average Shares Outstanding
- Basic	37,108,688	34,724,385
- Diluted	37,108,688	34,724,385

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

21.	SHARE BASED COMPENSATION

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

On February 19, 2014 the Company’s board of directors approved the 2014 Equity Incentive Plan (“2014 Plan”), which was approved at the annual stockholders meeting on June 9, 2014. Subject to adjustment as provided in the 2014 Plan, the total number of shares of Common Stock reserved and available for delivery in connection with awards under the 2014 Plan is 3,000,000. As of December 31, 2015, 987,500 shares were issued to employees as stock awards. The 2014 Plan replaces the Company’s 2009 Incentive Stock Plan (the “Prior Plan”) and no additional stock awards shall be granted under the Prior Plan. All outstanding stock awards granted under the Prior Plan shall remain subject to the terms of the Prior Plan with respect to which they were originally granted.

No tax benefit has yet been accrued or realized. For years ended December 31, 2015 and 2014, the Company has yet to repatriate its earnings. Accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

For the years ended December 31, 2015 and 2014, the Company did not grant any stock options.

22.	LEASE COMMITMENTS

(a.)	The Company entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at December 31, 2015 are shown in the following table:

Period	Lease payment
Year 1	$92,685
Year 2	92,685
Year 3	56,641
$242,011

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

The outstanding lease commitment as of December 31, 2015 was $242,011.

The minimum future lease payments for this property at December 31, 2014 are shown in the following table:

Period	Lease payment
Year 1	92,685
Year 2	92,685
Year 3	92,685
Year 4	56,641
$334,696

The outstanding lease commitment as of December 31, 2014 was $334,696.

(b.)	During the year ended December 31, 2013, the Company entered into three operating lease agreements leasing three plots of land where greenhouses are maintained to grow seasonal crops. The leases were signed by Junan Hongrun Foodstuff Co., Ltd. and expires on April 25, 2033, May 19, 2033, and June 19, 2033, respectively.

The minimum future lease payments for these properties at December 31, 2015 are shown in the following tables:

Period	Greenhouse 1	Greenhouse 2	Greenhouse 3
Year 1	$74,306	$90,462	$10,785
Year 2	74,306	90,462	10,785
Year 3	74,306	90,462	10,785
Year 4	74,306	90,462	10,785
Year 5	74,306	90,462	10,785
Year 5 and thereafter	1,021,243	1,213,069	147,923
	$1,392,773	$1,665,379	$201,848

The outstanding lease commitments for the three greenhouses as of December 31, 2015 was $3,260,000.

The minimum future lease payments for these properties at December 31, 2014 are shown in the following tables:

Period	Greenhouse 1	Greenhouse 2	Greenhouse 3
Year 1	$78,128	$95,114	$11,339
Year 2	78,128	95,114	11,339
Year 3	78,128	95,114	11,339
Year 4	78,128	95,114	11,339
Year 5	78,128	95,114	11,339
Year 5 and thereafter	1,166,019	1,389,338	166,457
	$1,556,659	$1,864,908	$223,152

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

The outstanding lease commitments for the three greenhouses as of December 31, 2014 was $3,644,719.

23.	CAPITAL LEASE OBLIGATIONS

The Company leases certain machinery and equipment under leases classified as capital leases. For the year ended December 31, 2015, the Company entered into the following capital leases:

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

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2015:

Year 1	646,929
Year 2	647,348
Year 3	244,461
Total minimum lease payments	1,538,738
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	(237,391)
Net minimum lease payments	1,301,347
Less: Amount representing interest	(142,268)
Present value of net minimum lease payments	1,159,079

Reflected in the balance sheet as current and noncurrent obligations under capital leases of $464,090 and $694,989, respectively.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

As of December 31, 2015, the present value of minimum lease payments due within one year is $1,159,079.

24.	CONTINGENCIES AND LITIGATIONS

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

In September 2010, Shandong Lorain and Junan Hengji entered into a cooperative development agreement (the "Agreement") and in March 2011, Heng An Investment, an affiliated company of Junan Hengji also entered into the Agreement with Shandong Lorain to jointly develop the project with Junan Hengji. Pursuant to the Agreement. Junan Henji and Heng An Investment are required to pay Shandong Lorain a total RMB 20 million (approximately $3,225,806) fixed return according to the development status of the project developed by Junan Hengji and Heng An Investment. The payment was due and unpaid to Shandong Lorain. Shandong Lorain and the Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out of pocket expenses paid by Junan Hengji as well as the litigation fee that is required to be paid to the court based upon the amount claimed. Ultimately, Shandong Lorain decided to file the lawsuit with Linyi Court to claim a fixed return of RMB 10 million (approximately $1,540,666) first.

In January 2014, the Linyi Court had its first trial session. During the trial, Heng An Investment filed a counterclaim against Shandong Lorain for repayment of out of pocket expenses which would off-set the entire fixed return plus additional unpaid expenses of RMB 4,746,927 (approximately $765,633). Shandong Lorain responded that Heng An Investment does not have standing to file the counter-claim because the out of pocket payments were made by Junan Hengji. In November 2014, the court had a second trial session and completed its discovery process. On March 21, 2015, Shandong Lorain received Linyi Court's decision that rejected Shandong Lorain's claim for RMB 10,000,000 against Junan Hengji and Heng An Investment. On April 3, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province. In November, 2015, Supreme Court of Shandong Province vacated the decision of the Linyi Court and remanded the case back to the Linyi Court for a retrial. The retrial is scheduled at the end of April, 2016.

In November 2015, the Supreme Court of Shandong Province dismissed the decision of the Linyi Court and remanded the case back to the Linyi Court for a retrial. The retrial is scheduled at the end of April 2016.

25.	RISKS

A.	Credit risk

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
DECEMBER 31, 2015 AND 2014
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

