Form 10-Q
period 2016-03-31
American Lorain CORP
filed 2016-05-23
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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
Yes [_]        No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of May 19, 2016 was 38,259,490

FORM 10-Q
For the Quarterly Period Ended March 31, 2016

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

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

2

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

13.    “China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong and Macau).

*On August 8, 2015, the Company re-organized its French operations by merging the operations of Conserverie Minerve into its immediate parent and 100% shareholder Athena, and concurrently, Athena wound up and dissolved Conserverie Minerve. Athena subsequently changed its own legal name to Conservie Minerve to continue its business.

3

ITEM 1. Financial Statements

CONTENTS	PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	1
CONSOLIDATED BALANCE SHEETS	2 – 3
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE	4
INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS	5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6 – 30

AMERICAN LORAIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (“the Company”) as of March 31, 2016 and December 31, 2015, and the related statements of income, and cash flows for the three months ended March 31, 2016 and 2015. These interim consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheets of American Lorain Corporation as of December 31, 2015, and the related statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated April 14, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

San Mateo, California	WWC, P.C.
May 23, 2016	Certified Public Accountants

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

	At March 31,	At December 31,
	2016	2015
		(Audited)
ASSETS
Current assets
Cash and cash equivalents	$30,446,293	$20,664,487
Restricted cash	11,678,563	11,792,596
Trade accounts receivable	34,800,657	62,532,017
Other receivables	5,897,569	12,107,256
Inventories	50,570,590	43,712,048
Advance to suppliers	36,679,163	34,631,432
Prepaid expenses and taxes	2,664,614	1,868,744
Deferred tax asset	171,222	-
Security deposits and other assets	3,766,181	3,741,346
Total current assets	$176,674,852	$191,049,926

Non-current assets
Investment	3,101,785	3,081,332
Property, plant and equipment, net	78,199,042	82,110,315
Construction in progress, net	14,124,507	13,890,270
Intangible assets, net	14,766,089	16,186,515
Goodwill	-	3,219,172
TOTAL ASSETS	$286,866,275	$309,537,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$29,053,349	$36,310,826
Notes payable	-	2,965,747
Long-term debt – current portion	21,133,925	22,197,027
Accounts payable	6,821,130	22,463,974
Taxes payable	2,404,325	5,863,261
Accrued liabilities and other payables	4,476,926	4,740,898
Related party payable	-	1,755,216
Deferred tax liabilities	-	5,076
Customers deposits	179,691	237,311
Capital lease – current portion	475,365	464,090
Total current liabilities	$64,544,711	$97,003,426

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2015 AND 2014
(Stated in US Dollars)

	At March 31,	At December 31,
	2016	2015
		(Audited)
Long-term liabilities
Long-term bank loans	$-	$326,591
Notes payable and debenture	9,607,779	9,544,425
Capital lease – current portion	691,407	694,989
TOTAL LIABILITIES	$74,843,897	$107,569,431

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 38,259,490 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	38,260	38,260
Additional paid-in capital	57,842,064	57,842,064
Statutory reserves	24,660,666	24,660,666
Retained earnings	98,314,952	101,389,920
Accumulated other comprehensive income	23,194,360	10,196,987
Non-controlling interests	7,972,076	7,840,202
TOTAL STOCKHOLDER’S EQUITY	$212,022,378	$201,968,099

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$286,866,275	$309,537,530

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Stated in US Dollars)

	For the three months ended March
	31,
	2016	2015

Net revenues	$31,719,419	$37,557,311
Cost of revenues	25,828,352	31,939,605
Gross profit	$5,891,067	$5,617,706

Operating expenses
Selling and marketing expenses	2,078,566	2,119,464
General and administrative expenses	1,132,297	2,616,204
	3,210,863	4,735,668

Operating income	$2,680,204	$882,038

Government subsidy income	528,692	256,997
Interest income	13,166	72,823
Other income	384,297	293,654
Other expenses	(558)	(381,089)
Interest expense	(1,173,942)	(1,715,479)
Loss from investment	(4,607,692)	-

Earnings before tax	$(2,175,833)	$(591,056)

Income tax	767,262	479,666

Net loss	$(2,943,095)	$(1,070,722)

Other comprehensive income:
Foreign currency translation gain	12,997,373	(500,795)
Comprehensive Income	10,054,278	(1,571,517)
Net income attributable to:

-Common stockholders	$(3,074,969)	$(497,106)
-Non-controlling interest	131,874	(573,616)
	$(2,943,095)	$(1,070,722)

Earnings per share
- Basic	$(0.07)	$(0.03)
- Diluted	$(0.07)	$(0.03)

Weighted average shares outstanding
- Basic	38,259,490	34,916,714
- Diluted	38,259,490	34,916,714

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(STATED IN US DOLLARS)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(2,943,095)	$(1,070,722)
Depreciation of fixed assets	913,784	962,163
Amortization of intangible assets	91,550	91,500
Write down of assets from investment loss from deconsolidation	(13,279,242)	-
Decrease in accounts and other receivables	33,941,047	23,046,341
Increase in inventories	(6,858,543)	(6,800,908)
Increase in advance to suppliers	(2,047,730)	-
Increase in prepayment	(795,869)	(1,149,165)
(Increase) in deferred tax asset	(176,298)	(12,590)
Increase/(decrease) in accounts and other payables	(19,423,372)	1,672,677
Decrease in related party payable	(1,755,216)	(456,739)
Net cash (used in)/provided by operating activities	(12,332,984)	16,282,557

Cash flows from investing activities
Decrease in restricted cash	114,032	(3,629,825)
Purchase of plant and equipment	(121,617)	(253,581)
Payment for the purchase of land use rights	-	(57,042)
Increase in capital lease	7,694	-
Increase/(decrease) in deposits	3,194,337	(385,201)
Net cash used in investing activities	3,194,446	(4,325,649)

Cash flows from financing activities
Repayment of bank borrowings	(2,319,287)	(13,290,247)
Proceeds from bank borrowings and debentures	8,242,258	7,660,798
Net cash provided by/(used in) financing activities	$5,922,971	$(5,629,449)

Net Increase/(decrease) of Cash and Cash Equivalents	(3,215,567)	6,327,459

Effect of foreign currency translation on cash and cash
equivalents	12,997,373	139,180

Cash and cash equivalents–beginning of period	20,664,487	30,279,988
Cash and cash equivalents–end of period	$30,446,293	$36,746,627

Supplementary cash flow information:
Interest received	$13,166	$72,823
Interest paid	$548,087	$606,630
Income taxes paid	$2,099,560	$787,789

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
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

On February 7, 2014, American Lorain Corporation, through its indirect wholly owned subsidiary, Junan Hongrun entered into two Share Purchase Agreements with Intiraimi, a limited liability company organized under the laws of France and Biobranco II, a company organized under Portuguese law, respectively, to acquire 51% of the share capital of Athena Group. On June 30, 2014, Junan Hongrun officially completed the acquisition and controlled total 51% shares of Athena Group. As of March 31, 2016, Athena was deconsolidated from the Company due to loss in control as a result of Athena group going bankrupt after failing to legally reorganize and meet a consensus with its non-controlling shareholders. Please refer to note 24 - subsequent events.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the three months ended March 31, 2016 in order to be consistent with the presentation provided for the year ended December 31, 2015. There was no impact on earnings for the regrouping.

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

As of March 31, 2016, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital
International Lorain Holding Inc.	Cayman Islands	100	$ 47,943,597
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	46,096,723
Shandong Lorain Co., Ltd.	PRC	80.2	12,462,403
Beijing Lorain Co., Ltd.	PRC	100	1,540,666
Luotian Lorain Co., Ltd.	PRC	100	3,902,322
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,366,463
Dongguan Lorain Co., Ltd.	PRC	100	154,067

As of March 31, 2016, Athena was deconsolidated from the Company due to loss in control as a result of Athena group going bankrupt after failing to legally reorganize and meet a consensus with its non-controlling shareholders. The audited accounts of Athena at December 31, 2015 have not been deconsolidated and reclassified as a result of the bankruptcy proceedings.

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
MARCH 31, 2016 AND DECEMBER 31, 2015
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
MARCH 31, 2016 AND DECEMBER 31, 2015
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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2016.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company did not make any transfers from retained earnings to statutory reserves for the three months ended March 31, 2016 and 2015. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

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

	3/31/2016	12/31/2015	3/31/2015
Period/year end RMB: US$ exchange rate	6.4479	6.4907	6.1091
Period/annual average RMB: US$ exchange rate	6.5395	6.2175	6.1358
Period/year end EUR: US$ exchange rate	0.8805	0.9168	0.9215
Period/annual average EUR: US$ exchange rate	0.9066	0.9011	0.8871

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. For the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. For the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. For the year ended December 31, 2015, no warrants were issued nor were options granted. As of December 31, 2015, 1,753,909 shares of Series A warrants have expired and all stock options to employees from the 2009 stock incentive program have expired. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

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
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of March 31, 2016 and December 31, 2015, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid- in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three months ended March 31, 2016 and 2015 included net income and foreign currency translation adjustments.

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

On January 5, 2016, the FASB issued ASU 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017.

On February 25, 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized).

Furthermore, the ASU addresses other concerns related to the current leases model. For example, the ASU eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The new model represents a wholesale change to lease accounting. As a result, entities will face significant implementation challenges during the transition period and beyond, such as those related to:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

•	Applying judgment and estimating.
•	Managing the complexities of data collection, storage, and maintenance.
•	Enhancing information technology systems to ensure their ability to perform the calculations necessary for compliance with reporting requirements.
•	Refining internal controls and other business processes related to leases.
•	Determining whether debt covenants are likely to be affected and, if so, working with lenders to avoid violations.
•	Addressing any income tax implications.

The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 (e.g., calendar periods beginning on January 1, 2019), and interim periods therein.

On March 15, 2016, the FASB issued ASU 2016-07 “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”, which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee would be added to the current basis of the investor’s previously held interest and the equity method would be applied subsequently from the date on which the investor obtains the ability to exercise significant influence over the investee. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method.

The guidance in the ASU is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early adoption is permitted for all entities. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU’s effective date. Additional transition disclosures are not required upon adoption.

On March 17, 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASU 2014-09). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. Among other things, the ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer.” Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others.

The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard.

On March 30, 2016, the FASB issued ASU 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.

As of March 31, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

4.	TRADE ACCOUNTS RECEIVABLE

	3/31/2016	12/31/2015
Trade accounts receivable	$35,379,362	$68,433,828
Less: Allowance for doubtful accounts	(578,705)	(5,901,811)
	$34,800,657	$62,532,017

Allowance for bad debt:	3/31/2016	12/31/2015
Beginning balance	$(5,901,811)	$(5,919,625)
Additions to allowance	-	-
Bad debt written-off from lost in investment	5,323,106	17,814
Ending balance	$(578,705)	$(5,901,811)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of March 31, 2016 and December 31, 2015:

	3/31/2016	12/31/2015
Advances to employees for job/travel disbursements	1,214,429	2,160,303
Amount due by a non-related enterprise	155,090	154,067
Other non-related receivables	-	1,844,125
Other related party receivables	92,214	89,509
Short-term investment sale receivable	1,550,892	1,540,666
Vendor rebate receivable	-	6,318,586
Recoverable inventory from loss of investment	2,884,944	-
	$5,897,569	$12,107,256

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

Specifically, the company uses available employees of the purchasing department to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. However none of these advances to employees for delivery to the growers on behalf of the Company are "personal loans" to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of March 31, 2016.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

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

As of December 31, 2015, a total of RMB 42,029,955 has been received and there was an unpaid balance of RMB 27,574,045. The Company filed litigation against Junan Hengji and Heng An Investment in 2014 for a claim of RMB 10,000,000, which is half of the original guaranteed profit of RMB 20,000,000. The Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out of pocket expenses paid by Junan Hengji as well as the litigation fee that is required to be paid to the court by Shandong Lorain first based upon the amount claimed for disputes between the parties. Shandong Lorain decided to file the lawsuit with the Linyi City Intermediate People's Court to claim a fixed return of RMB 10 million (approximately US$1,550,893).

On March 21, 2015, Shandong Lorain received the Linyi City Intermediate People's Court decision that rejected Shandong Lorain's claim for RMB 10 million against Junan Hengji and Heng An Investment. On April 3, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province. The balance of the claim was deemed to be uncollectable and was written off as a loss. In November 2015, the Supreme Court of Shandong Province vacated the decision of the Linyi Court and remanded the case back to the Linyi Court for a retrial. The retrial took place on April 25, 2016 and Shandong Lorain is waiting for the Linyi City Intermediate People's Court's decision at this time.

6.	INVENTORIES

Inventories consisted of the following as of March 31, 2016 and December 31, 2015:

	3/31/2016	12/31/2015
Raw materials	$25,455,564	$23,272,163
Finished goods	25,115,026	20,439,885
	$50,570,590	$43,712,048

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of March 31, 2016 and December 31, 2015:

	3/31/2016	12/31/2015
At Cost:
Buildings	$77,276,801	$82,678,210
Land	-	209,010
Landscaping, plant and tree	10,399,595	10,331,020
Machinery and equipment	15,212,088	22,188,630
Office equipment	796,916	1,059,269
Motor vehicles	528,085	592,045
	$104,213,485	$117,058,184
Less: Accumulated depreciation
Buildings	(11,484,034)	(15,445,517)
Landscaping, plant and tree	(4,963,346)	(4,705,085)
Machinery and equipment	(8,583,375)	(13,157,839)
Office equipment	(578,803)	(1,199,028)
Motor vehicles	(404,885)	(440,400)
	(26,014,443)	(34,947,869)

	$78,199,042	$82,110,315

Landscaping, plants, and trees accounts for the orchards that the Company has developed for agricultural operations. These orchards as well as the young trees which were purchased as nursery stock are capitalized into fixed assets. The depreciation is then calculated on a 30-year straight-line method when production in commercial quantities begins. The orchards have begun production in small quantities and the Company has accounted for depreciation commencing July 1, 2010. In 2013, the Company began leasing three greenhouses to grow seasonal crops in order to lower cost. Depreciation expense for the three months ended March 31, 2016 and 2015 was $ 913,784 and $962,163, respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of March 31, 2016 and December 31, 2015:

	3/31/2016	12/31/2015
Land use rights, at cost	16,679,665	16,569,679
Utilities rights, at cost	48,244	47,926
Software, at cost	110,663	463,246
Patent, at cost	1,463	1,419,428
	$16,840,035	$18,500,279

Less: Accumulated amortization	(2,073,946)	(2,313,764)
	$14,766,089	$16,186,515

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

All land is owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. Amortization expense for the three months ended March 31, 2016 and 2015 was $91,550 and $91,500, respectively.

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

Bank loans include bank overdrafts, short-term bank loans, and current portion of long-term loan, which consisted of the following as of March 31, 2016 and December 31, 2015:

Bank Overdrafts	3/31/2016	12/31/2015
CIC Lorient Enterprises,
Interest rate of EURIBOR+1.70% due within 3 months Credit Agricole,	$-	$141,210
Interest rate of EURIBOR+1.70% due within 3 months LCL Banque et Assurance,	-	140,453
Interest rate of EURIBOR+1.70% due within 3 months Société Générale,	-	3,800
Interest rate of EURIBOR+1.70% due within 3 months Banque Tarneud,	-	83,500
Interest rate of EURIBOR+1.70% due within 3 months BPI France,	-	407,917
Interest rate of EURIBOR+1.70% due within 3 months BNP Paribas,	-	-
Interest rate of EURIBOR+1.70% due within 3 months HSBC,	-	194,835
Interest rate of EURIBOR+1.70% due within 3 months GE,	-	3,459
Interest rate of EURIBOR+1.70% due within 3 months BES,	-	707
Interest rate of EURIBOR+1.70% due within 3 months	-	236
Banco Portugues de Negocios	-	1,672
Banco Espirito Santo	-	3,545

	$-	$981,334

Bank overdrafts are collateralized by inventory.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

Short-term Bank Loans	3/31/2016	12/31/2015

Loan from Industrial and Commercial Bank of China,
• Interest rate at 6.72% per annum; due 12/1/2015	-	1,509,061
• Interest rate at 6.305% per annum; due 1/4/2016	-	1,016,839
• Interest rate at 6.955% per annum; due 4/20/2016*	3,873,018	3,851,665
• Interest rate at 6.02% per annum; due 7/4/2016	1,023,589
• Interest rate at % per annum; due 7/27/2016	1,550,893	-
• Interest rate at 6.02% per annum; due 12/26/2016	1,550,893	-

Loan from China Minsheng Bank Corporation, Linyi Branch
•Interest rate at 5.98% per annum due 9/22/2016	1,550,893	1,540,666

Loan from Agricultural Bank of China, Junan Branch
• Interest rate at 7.28% per annum due 1/22/2016	-	2,203,152
• Interest rate at 5.52% per annum due 9/5/2016	3,101,785	3,081,332
• Interest rate at 5.655% per annum due 1/31/2017	2,217,776	-

China Agricultural Development Bank,
•Interest rate at 5.6% per annum due 1/6/2016	-	770,333

Luotian Sanliqiao Credit Union,
• Interest rate at 9.72% per annum due 2/13/2017	2,791,607	2,002,866

Bank of Ningbo,
• Interest rate at 7.80% per annum due 10/27/2016	1,240,714	1,232,533

Hankou Bank, Guanggu Branch,
• Interest rate at 6.85% per annum due 10/24/2016	1,550,893	1,540,666

Postal Savings Bank of China,
• Interest rate at 9.72% per annum due 7/27/2016	403,232	400,573

Bank of Rizhao,
• Interest rate at 7.28% per annum due 1/19/2016*	1,219,232	1,540,666

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

China Construction Bank,
• Interest rate at 6.18% per annum due 11/29/2016	775,446	770,333
Luotian County Ministry of Finance,
• Interest rate at 6.18% per annum due 11/29/2016	-	616,266

Huaxia Bank,
• Interest rate at 7.8% per annum due 5/19/2016	1,550,893	1,540,666

City of Linyi Commercial Bank, Junan Branch,
• Interest rate at 8.4% per annum due 2/16/2016*	1,550,701	1,540,666
• Interest rate at 7.83% per annum due 7/15/2016	3,101,784	3,081,332

Bank of China, Paris Branch
• Interest rate at 2.80% per annum due 11/18/2015	-	4,363,002
• Interest rate at 2.80% per annum due 2/11/2016	-	2,726,875

	29,053,349	35,329,492

	$29,053,349	$36,310,826

The short-term loans, which are denominated in the functional currencies Renminbi (RMB) and Euros, were primarily obtained for general working capital. If not otherwise indicated in the below remarks, short-term loans are guaranteed by either companies within the group or personnel who hold a management role within the group.
*Note: The short-term loans have not been repaid as of March 31, 2016.

11.	CURRENT PORTION – LONG TERM DEBT

Current portions of notes payable, debentures, and long-term debt consisted of the following as of March 31, 2016 and December 31, 2015:

	3/31/2016	12/31/2015
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	$7,754,463	$7,703,329

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	7,754,462	7,703,329

BNP Paribas,
• Interest rate at 4.20% per annum due 12/20/2016	-	97,678

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

CIO,
• Interest rate at 4.20% per annum due 12/20/2016	-	137,733

Credit Agricole,
• Interest rate at 4.20% per annum due 12/20/2016	-	129,338
• Interest rate at 1.85% per annum due 1/25/2017	-	50,237

Banque Tarneud,
• Interest rate at 3.28% per annum due 12/2016	-	65,336
• Interest rate at 2.90% per annum due 12/2016	-	121,689

BPI France,
• Interest rate at 3.42% per annum due 12/20/2016	-	409,031

Société Générale,
• Interest rate at 2.90% per annum due 5/15/2016	-	17,142

LCL,
• Interest rate at 4.20% per annum due 12/20/2016	-	137,185

Loans from Deutsche Investitions-und
Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 9/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 3/15/2016	1,875,000	1,875,000

	21,133,925	22,197,027

The Company began repaying its loan with DEG in semi-annual installments on September 15, 2012. As of March 31, 2016 and December 31, 2015, the Company has not repaid any principal. The loan was collateralized with the following terms:

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

12.	NOTES PAYABLE AND CONVERTIBLE PROMISSORY NOTE

Notes payable consisted of the following as of March 31, 2016 and December 31, 2015:

	3/31/2016	12/31/2015

Notes payable issued by Hankou Bank,
• Interest rate at 5.55% per annum due 3/24/2015	$-	$-

Notes payable issued by BNP Paribas,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	-	630,214

Notes payable issued by CIC Lorient Enterprises,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	-	929,562

Notes payable issued by Credit Agricole,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	-	443,203

Notes payable issued by LCL Banque et Assurance,
• Interest rate at EURIBOR + 1.7% per annum due within 1 months	-	516,773

Notes payable issued by Société Générale,
• Interest rate at EURIBOR + 1.7% per annum due within 1 months	-	445,995

	$-	$2,965,747

The notes payable are guaranteed by third party guarantors.

13.	TAXES PAYABLES

Taxes payable consisted of the following as of March 31, 2016 and December 31, 2015:

	3/31/2016	12/31/2015
Value added tax payable	$23,252	$2,187,542
Corporate income tax payable	1,035,361	2,370,952
Employee payroll tax withholding	14,056	9,561
Property tax payable	92,095	87,619
Stamp tax payable	1,581	1,571
Business tax payable	150,603	149,610
Land use tax payable	184,944	159,923
Capital gain tax payable	902,433	896,483
	$2,404,325	$5,863,261

14.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following as of March 31, 2016 and December 31, 2015:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

	3/31/2016	12/31/2015
Accrued salaries and wages	$25,334	$278
Accrued utility expenses	21,536	331,692
Accrued interest expenses	2,057,807	1,700,353
Accrued transportation expenses	900,150	1,029,973
Other accruals	1,106,080	983,857
Business and other taxes	50,237	377,957
Accrued staff welfare	315,782	316,788
	$4,476,926	$4,740,898

15.	LONG-TERM DEBT

Non-current portions of long-term debt consisted of the following as of March 31, 2016 and December 31, 2015:

	3/31/2016	12/31/2015
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2016	$-	$1,875,000

BNP Paribas,
• Interest rate at 4.20% per annum due 12/20/2016	-	105,863

CIC Lorient Enterprises,
• Interest rate at 4.20% per annum due 12/20/2016	-	104,394

Credit Agricole,
• Interest rate at 4.20% per annum due 12/20/2016	-	104,394
• Interest rate at 1.85% per annum due 1/25/2017	-	38,887

LCL Banque et Assurance,
• Interest rate at 4.20% per annum due 12/20/2016	-	104,394

Société Générale,
• Interest rate at 2.90% per annum due 5/15/2016	-	10,665

Banco Portugue de Negocios,
• Interest rate at EURIBOR 3M+spread 2% per annum due 06/2024	-	337,064

Banco Espirito Santo
• Interest rate at EURIBOR 3M+spread 2% per annum due 06/2024	-	26,926
	$-	$2,707,587

Non-current portions of notes payable and debentures consisted of the following as of March 31, 2016 and December 31, 2015:

	3/31/2016	12/31/2015
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	9,607,779	16,290,625

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	-	16,290,624

	$9,607,779	$32,581,249

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

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

During the year 2009, the Company issued 56,393 shares of stock to its employees and vendors and 5,011,169 shares to investors. The Company issued 1,334,573 stock options to employees on July 28, 2009; 1,753,909 shares of Series A warrants and 501,115 shares of Series B warrants were issued to investors on October 28, 2009. As of December 31, 2015, 1,753,909 shares of Series A warrants have expired; concurrently, 501,115 shares of Series B warrants and all stock options to employees from the 2009 stock incentive program have expired.

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

As detailed in the table below, the total number of outstanding shares at March 31, 2016 was 38,259,490.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
New shares issued to employees per stock incentive plan		10/5/2012	108,840
New shares issued to service provider during 2014		8/22/2014	300,000
New shares issued upon conversion of convertible debenture		4/20/2015	2,355,276
New shares issued to employees per stock incentive plan		6/12/2015	987,500
Common stock at 3/31/2016			38,259,490

17.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the following:

(1) 19.8% equity of Shandong Lorain held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

18.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of March 31, 2016 and 2015:

Category	3/31/2016	3/31/2015
Chestnut	$17,151,199	$16,062,304
Convenience food	8,506,936	14,181,755
Frozen food	6,061,284	7,313,252
Total	$31,719,419	$37,557,311

Revenue by geography consisted of the following as of March 31, 2016 and 2015:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

Country	3/31/2016	3/31/2015
Australia	$-	$11,985
Belgium	30,636	470,336
Brazil	33,133
China	27,820,336	28,318,425
France	-	3,935,083
Germany	41,017	148,594
Hong Kong	-	62,888
Italy	-	130,722
Japan	1,598,538	2,354,750
Malaysia	-	174,152
Netherlands	-	2,709
Portugal	338,450	125,951
Reunion	-	14,647
Singapore	8,078	313,547
South Korea	1,350,350	524,425
Spain	-	109,585
Taiwan	150,901	91,898
Thailand	176,827	406,470
United Kingdom	-	278,626
United States	171,153	79,290
Others	-	3,228
Total	$31,719,419	$37,557,311

19.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

•	PRC tax rate is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the three months ended March 31, 2016 and 2015:

		3/31/2016	3/31/2015
Income attributed to PRC & Europe		$(2,155,832)	$(453,372)
Loss attributed to US		(20,000)	(137,684)
Income before tax		(2,175,832)	(591,056)

PRC Statutory Tax at 25% Rate		767,262	479,666
Effect of tax exemption granted
Income tax		$767,262	$479,666

Per Share Effect of Tax Exemption
		3/31/2016	3/31/2015
Effect of tax exemption granted	$		$-
Weighted-Average Shares Outstanding Basic		38,259,490	34,916,714
Per share effect		$-	$-

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the three months ended March 31, 2016 and 2015:

	3/31/2016	3/31/2015
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	-60.26%	-25.00%
The Company’s effective tax rate	35.26%	0.00%

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

The Company’s detailed tax rates for its Chinese subsidiaries for 2016 and 2015 in the following table:

	China Income Tax Rate
Subsidiary	2016	2015
Junan Hongran	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	25%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

20.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	For the three months ended
	March 31,
	2016	2015

Basic Earnings Per Share Numerator
Net Income	$(2,943,095)	$(1,070,722)

Income Available to Common Stockholders	$(3,074,969)	$(497,106)

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$(3,074,969)	$(497,106)

Income Available to Common Stockholders on
Converted Basis	$(3,074,969)	$(497,106)

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

Original Shares:	38,259,490	34,916,714
Additions from Actual Events
-Issuance of Common Stock		-
Basic Weighted Average Shares Outstanding	38,259,490	34,916,714

Dilutive Shares:
Additions from Potential Events
-Exercise of Investor Warrants & Placement Agent
Warrants	-	-
- Exercise of Employee & Director Stock Options	-	-
Diluted Weighted Average Shares Outstanding:	38,259,490	34,916,714

Earnings Per Share
- Basic	$(0.07)	$(0.03)
- Diluted	$(0.07)	$(0.03)

Weighted Average Shares Outstanding
- Basic	38,259,490	34,916,714
- Diluted	38,259,490	34,916,714

21.	SHARE BASED COMPENSATION

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

For the three months ended March 31, 2016 and 2015, the Company did not grant any stock options.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

22.	LEASE COMMITMENTS

(a.)

The Company entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at March 31, 2016 are shown in the following table:

Period	Lease payment
Year 1	$92,685
Year 2	83,674
Year 3	42,481
$218,840

The minimum future lease payments for this property at December 31, 2015 are shown in the following table:

Period	Lease payment
Year 1	$92,685
Year 2	92,685
Year 3	56,641
$242,011

The outstanding lease commitment as of March 31, 2016 and December 31, 2015 was $218,840 and $242,011.

(b.)

During the year ended December 31, 2013, the Company entered into three operating lease agreements leasing three plots of land where greenhouses are maintained to grow seasonal crops. The leases were signed by Junan Hongrun Foodstuff Co., Ltd. and expires on April 25, 2033, May 19, 2033, and June 19, 2033, respectively.

The minimum future lease payments for these properties at March 31, 2016 are shown in the following tables:

Period	Greenhouse 1	Greenhouse 2	Greenhouse 3
Year 1	$74,800	$91,062	$10,856
Year 2	74,800	91,062	10,856
Year 3	74,800	91,062	10,856
Year 4	74,800	91,062	10,856
Year 5	74,800	91,062	10,856
Year 5 and thereafter	1,008,010	1,205,731	145,682
	$1,382,010	$1,661,041	$199,962

The minimum future lease payments for these properties at December 31, 2015 are shown in the following tables:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

Period	Greenhouse 1	Greenhouse 2	Greenhouse 3
Year 1	$74,306	$90,462	$10,785
Year 2	74,306	90,462	10,785
Year 3	74,306	90,462	10,785
Year 4	74,306	90,462	10,785
Year 5	74,306	90,462	10,785
Year 5 and thereafter	1,021,243	1,213,069	147,923
	$1,392,773	$1,665,379	$201,848

The outstanding lease commitments for the three greenhouses as of March 31, 2016 and December 31, 2015 was $32,432,013 and $3,260,000.

23.	CAPITAL LEASE OBLIGATIONS

The Company leases certain machinery and equipment under leases classified as capital leases. For the three months ended March 31, 2016, the Company entered into the following capital leases:

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

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2016:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

Year 1	651,326
Year 2	651,755
Year 3	83,103
Total minimum lease payments	1,386,183
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	(101,902)
Net minimum lease payments	1,284,281
Less: Amount representing interest	(117,509)
Present value of net minimum lease payments	1,166,772

Reflected in the balance sheet as current and noncurrent obligations under capital leases of $475,365 and $691,407, respectively.

As of December 31, 2015, the present value of minimum lease payments due within one year is $1,159,079.

24.	CONTINGENCIES AND LITIGATION

There is a lawsuit currently pending in at Linyi City Intermediate People's Court of Shandong Province, which was initially filed by Shandong Lorain, a subsidiary of the Company, against Junan Hengji Real Estate Development Co., Ltd. ("Junan Hengji") in November 2013 at Linyi City Intermediate People's Court of Shandong Province (the "Linyi Court"). Shandong Lorain added Jiangsu Hengan Industrial Investment Group Co., Ltd. ("Heng An Investment") as a co-defendant after the case was first filed at Linyi Court.

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

In November 2015, the Supreme Court of Shandong Province vacated the decision of the Linyi Court and remanded the case back to the Linyi Court for a retrial. The retrial took place on April 25, 2016 and Shandong Lorain is waiting for the Linyi City Intermediate People's Court's decision at this time.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

25.	SUBSEQUENT EVENTS

In March 2015, Centre Technique Conservation of Produits Agricoles ("CTCPA"), an industry trade association for canned, preserved and dehydrated food products in France raised issue with respect to the origin of canned chestnuts sold by Conserverie Minerve ("Minerve", a former subsidiary of Athena) and Minerve chestnuts come from a Chinese cultivar, while CTCPA stated that only chestnuts based on the European or Japanese cultivars can be used in canned chestnut products sold in France according to CTCPA policies and that canned chestnut products must also have received certification from the International Featured Standards ("IFS"), a qualified third party certification agency in Europe that certifies food products, especially for retail industry. The Company has since shipped chestnuts based on the Japanese cultivar grown in China to Minerve and Minerve has addressed the IFS certification issue and regained IFS certification on November 5, 2015. We are also still in negotiation with CTCPA with respect to chestnuts based on the Chinese cultivar. The Company initiated a reorganization proceeding with the local court in September 2015 in order to have time to obtain IFS certification and to address the CTCPA cultivar issue. The proceeding provides Minerve (now Athena) protection from creditors initiating any actions against Athena. The initial protection period expired in March 2016 and Athena has applied for an extension of the protection period until September 2016. The local court has requested Athena to provide proof and guarantee of cash flow before it can extend the protection period. The Company proposed to acquire the shares of 49% shareholder of Athena or both shareholders of Athena to make cash contribution to Athena proportionally so Athena will have enough cash flow to meet the court requirement. However, the minority shareholder has rejected to sell its shares to the Company or to contribute any cash to Athena. As a result of lack of cash flow, the local court has ordered the Athena into the liquidation process on April 19, 2016.

26.	RISKS

A.	Credit risk

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

Domestic sales in the first quarter of 2016 and 2015 was $28.0 million and $28.5 million, accounted for 88.2% of our sales in this reporting period as compared to 75.8% over the same period of last year.

Outside China, sales decreased by $5.3 million. The decrease is mainly due to a decrease in our revenue from Europe as a result of a question raised by CTCPA, with respect to the origin of canned chestnuts sold by Conserverie Minerve ("Minerve") and Minerve chestnuts come from a Chinese cultivar, while CTCPA stated that only chestnuts based on the European or Japanese cultivars can be used in canned chestnut products sold in France according to CTCPA policies

In the coming quarters, American Lorain anticipates higher demand for its traditional chestnut product line along with its fast growing convenience business line, including the bean products, lunch boxes, and pickle vegetables. Frozen foods are sold primarily to selected export markets in Europe and supermarkets and wholesale customers in China. Those sales contributed approximately 19.1% in revenues for the quarter compared to 19.5% in the first quarter of 2015.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the first quarter of 2016, the cost of our raw materials and purchased finished goods decreased from $25.2 million to $20.7 million, as compared to the first quarter of 2015, for a decrease of approximately 17.9% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

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

We funded approximately 25.9% of our working capital from the proceeds of short-term loans from Chinese and overseas banks in the first quarter of 2016, as compared to 39.9% over the same period last year. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our balance of short-term bank loans as of March 31, 2016 was approximately $29.1 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing 2010, the Chinese government is implementing more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. We obtained long term loans, private placement financing and a convertible promissory note during the period 2011 to 2014. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

We anticipate that our existing capital resources and cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements for 2016. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include obtaining alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are extremely difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table summarizes the results of our operations during the three-month periods ended March 31, 2016 and March 31, 2015, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2016 compared to the three-month period ended March 31, 2015.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended March 31,		Increase /	Increase /
			Decrease	Decrease
(In Thousands of USD)	2016	2015	($)	(%)
Net revenues	31,719	37,558	-5,839	-15.5%
Cost of revenues	-25,828	-31,940	-6,112	-19.1%
Gross profit	5,891	5,618	273	4.9%
Operating expenses
Selling and marketing expenses	-2,079	-2,119	-40	-1.9%
General and administrative expenses	-1,132	-2,616	-1,484	-56.7%
Operating Income	2,680	883	1,797	203.5%
Government subsidy income	529	257	272	105.8%
Interest and other income	397	366	31	8.5%
Other expenses	-1	-381	-380	-99.7%
Interest expense	-1,174	-1,716	-542	-31.6%
Loss on investment	-4,608	-	-	-
Loss before tax	-2,177	-591	-1,586	-268.4%
Income tax	-767	-480	287	59.8%
Net loss	-2,944	-1,071	-1,873	-174.9%
Non-controlling interests	131	-574	705	122.8%
Net income of common stockholders	-3,075	-497	-2,578	-518.7%

Revenue

Net Revenues. Our net revenue for the three months ended March 31, 2016 amounted to $31.7 million, which represents a decrease of approximately $5.9 million, or 15.5%, from the three-month period ended on March 31, 2015, in which our net revenue was $37.6 million. The overall decrease was attributable to the increase/decease in sales of each of our product segments, as reflected in the following table:

	Three
	months
	ended
(In thousands of U.S. dollars)	3/31/2016	3/31/2015
Category	($)	($)	($)	(%)
Chestnut	17,151,199	16,062,304	1,088,895	6.8%
Convenience food	8,506,936	14,181,755	-5,674,819	-40.0%
Frozen food	6,061,284	7,313,252	-1,251,968	-17.1%
Total	31,719,419	37,557,311	-5,837,892	-15.5%

Cost of Revenues. During the three months ended March 31, 2016, we experienced a decrease in cost of revenue of $6.1 million, in comparison to the three months ended March 31, 2015, from approximately $31.9 million to $25.8 million, reflecting a decrease of 19.1% . Approximately a decrease of $4.5 million was attributable to decreasing costs of raw material and external purchased finished products, which decreased from $25.2 million during the three months ended March 31, 2015 to $20.7 million, or approximately 17.9%, during the three months ended March 31, 2016.

Gross Profit. Our gross profit increased $0.3 million, or 4.9%, to $5.9 million for the three months ended March 31, 2016 from $5.6 million for the same period in 2015, as a result of proportion of revenue from chestnut products, which were of higher gross profit margin, increased from 42.8% to 54.1% in total net revenue in current reporting period compared to the same period in 2015. Our gross margins increased from 15.0% to 18.6% accordingly.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses remained stable during the first quarter of 2016, as compared to the same period over last year. The following table reflects the main expense items:

Selling and Marketing Expense in the Three
Months Ended March 31, 2016

(In U.S. dollars)
Transportation expense	1,053,593
Salaries and wages	724,550

The selling and marketing expense to net revenue ratio for the three months ended March 31, 2016 and 2015 was 6.6% and 5.6%, respectively. Management believes that the expense was reasonably incurred.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $1.5 million from $2.6 million to approximately $1.1 million for the three months ended March 31, 2016, compared to the same period in 2015. It was noted that the general and administrative expenses incurred by PRC subsidiaries was remain stable as compared to the same period of 2015, while that incurred by our French subsidiaries decreased due to CTCPA policies that negatively influenced on our sales and we strictly controlled relevant expense.

Government Subsidy Income

Government subsidy income increased from approximately $0.3 million for the three months ended March 31, 2015 to $0.5 million for the three months ended March 31, 2016. It represents grants received mostly from the Junan County, Beijing and Luotian government to assist us in our research and business development.

Loss Before Taxation

Loss before taxation increased $1.6 million to $2.2 million for the three months ended March 31, 2016 from $0.6 million for the same period of 2015. The increase was mainly attributable to the fact that we provided loss for our investment in French and Portugal subsidiaries due to loss in control of Athena Group which is going bankrupt after failing to legally reorganize and reach a consensus with non-controlling shareholders for a reorganization plan.

Income Taxes

Income taxes decreased $0.3 million, or 60.0%, to $0.8 million in the first quarter of 2016, as compared to $0.5 million in the first quarter of 2015. This increase was attributable to the higher income (excluding loss from investment) earned in current reporting period as compared to the same period of 2015.

Net Loss

Net loss increased $1.8 million to $2.9 million for the three months ended March 31, 2016 from $1.1 million for the same period of 2015. The main reason for the increase of loss was mainly due to $4.6 million loss for the investment in French and Portugal subsidiaries due to loss in control of Athena Group which is going bankrupt after failing to legally reorganize and reach a consensus with non-controlling shareholders for a reorganization plan.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents (including restricted cash) of $42.1 million. Our cash and cash equivalents increased by approximately $9.6 million from December 31, 2015. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow (In thousands)

	Three Months Ended
	March 31,
	2016	2015
Net cash (used in)/provided by operating activities	(12,333)	16,283
Net cash provided by/ (used in) investing activities	3,194	(4,326)
Net cash provided by/ (used in) financing activities	5,923	(5,629)
Net cash flow	(3,216)	6,328

Operating Activities

Net cash used in and provided by operating activities was $12.3 million and $16.3 million for the three month periods ended March 31, 2016 and 2015, respectively. The decrease of approximately $28.6 million in net cash flows used in operating activities in the first three months of 2016 was primarily due to a decrease of $19.4 million in accounts and other payable during the current reporting period.

Investing Activities

Net cash provided by investing activities for the three months period ended March 31, 2016 was $3.2 million, representing an increase of $7.5 million in net cash provided by investing activities from $4.3 million net cash used in investing activities for the same period of 2015. The difference was primarily a result of higher increase in restricted cash of $3.7 million and deposit of $3.6 million.

Financing Activities

Net cash provided by financing activities for the three months period ended March 31, 2016 was $5.9 million, representing an increase of $11.5 million from $5.6 million net cash used in financing activities during the same period in 2015. The increase of the net cash provided by financing activities was primarily a result of less bank borrowing repayment in current reporting period.

Loan Facilities

As of March 31, 2016, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $29.1 million as of March 31, 2016, compared with $36.3 million as of December 31, 2015. We believe that our currently available working capital, after receiving the aggregate proceeds of the credit facilities, should be adequate to sustain our operations at our current levels for 2016.

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

As of March 31, 2016, the details pertaining to our subsidiaries were as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital
International Lorain Holding Inc.	Cayman Islands	100	$ 47,943,597
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	46,096,723
Shandong Lorain Co., Ltd.	PRC	80.2	12,462,403
Beijing Lorain Co., Ltd.	PRC	100	1,540,666
Luotian Lorain Co., Ltd.	PRC	100	3,902,322
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,366,463
Dongguan Lorain Co., Ltd.	PRC	100	154,067

In March 2015, Centre Technique Conservation of Produits Agricoles ("CTCPA"), an industry trade association for canned, preserved and dehydrated food products in France raised issue with respect to the origin of canned chestnuts sold by Conserverie Minerve ("Minerve", a former subsidiary of Athena) and Minerve chestnuts come from a Chinese cultivar, while CTCPA stated that only chestnuts based on the European or Japanese cultivars can be used in canned chestnut products sold in France according to CTCPA policies and that canned chestnut products must also have received certification from the International Featured Standards ("IFS"), a qualified third party certification agency in Europe that certifies food products, especially for retail industry. The Company has since shipped chestnuts based on the Japanese cultivar grown in China to Minerve and Minerve has addressed the IFS certification issue and regained IFS certification on November 5, 2015. We are also still in negotiation with CTCPA with respect to chestnuts based on the Chinese cultivar. The Company initiated a reorganization proceeding with the local court in September 2015 in order to have time to obtain IFS certification and to address the CTCPA cultivar issue. The proceeding provides Minerve (now Athena) protection from creditors initiating any actions against Athena. The initial protection period expired in March 2016 and Athena has applied for an extension of the protection period until September 2016. The local court has requested Athena to provide proof and guarantee of cash flow before it can extend the protection period. The Company proposed to acquire the shares of 49% shareholder of Athena or both shareholders of Athena to make cash contribution to Athena proportionally so Athena will have enough cash flow to meet the court requirement. However, the minority shareholder has rejected to sell its shares to the Company or to contribute any cash to Athena. As a result of lack of cash flow, the local court has ordered the Athena into the liquidation process on April 19, 2016. Athena was deconsolidated from the Company for this quarterly report due to loss in control as a result of Athena group going bankrupt after failing to legally reorganize and meet a consensus with its non-controlling shareholders.

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

Recent Accounting Pronouncements

On January 5, 2016, the FASB issued ASU 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017.

On February 25, 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized).

Furthermore, the ASU addresses other concerns related to the current leases model. For example, the ASU eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The new model represents a wholesale change to lease accounting. As a result, entities will face significant implementation challenges during the transition period and beyond, such as those related to:

  Applying judgment and estimating.
  Managing the complexities of data collection, storage, and maintenance.
  Enhancing information technology systems to ensure their ability to perform the calculations necessary for compliance with reporting requirements.
  Refining internal controls and other business processes related to leases.
  Determining whether debt covenants are likely to be affected and, if so, working with lenders to avoid violations.
  Addressing any income tax implications.

The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 (e.g., calendar periods beginning on January 1, 2019), and interim periods therein.

On March 15, 2016, the FASB issued ASU 2016-07 “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”, which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee would be added to the current basis of the investor’s previously held interest and the equity method would be applied subsequently from the date on which the investor obtains the ability to exercise significant influence over the investee. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method.

The guidance in the ASU is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early adoption is permitted for all entities. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU’s effective date. Additional transition disclosures are not required upon adoption.

On March 17, 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASU 2014-09). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. Among other things, the ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer.” Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others.

The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard.

On March 30, 2016, the FASB issued ASU 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.

As of March 31, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of March 31, 2016 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is a lawsuit currently pending in at Linyi City Intermediate People's Court of Shandong Province, which was initially filed by Shandong Lorain, a subsidiary of the Company, against Junan Hengji Real Estate Development Co., Ltd. ("Junan Hengji") in November 2013 at Linyi City Intermediate People's Court of Shandong Province (the "Linyi Court"). Shandong Lorain added Jiangsu Hengan Industrial Investment Group Co., Ltd. ("Hengan Investment") as a co-defendant after the case was first filed at Linyi Court.

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

In January 2014, the Linyi Court had its first trial session. During the trial, Heng An Investment filed a counterclaim against Shandong Lorain for repayment of out of pocket expenses which would off-set the entire fixed return plus additional unpaid expenses of RMB 4,746,927 (approximately $765,633). Shandong Lorain responded that Heng An Investment does not have standing to file the counter-claim because the out of pocket payments were made by Junan Hengji. In November 2014, the court had a second trial session and completed its discovery process. On March 21, 2015, Shandong Lorain received Linyi Court's decision that rejected Shandong Lorain's claim for RMB 10,000,000 against Junan Hengji and Heng An Investment. On April 3, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province. In November, 2015, Supreme Court of Shandong Province vacated the decision of the Linyi Court and remanded the case back to the Linyi Court for a retrial. The Linyi Court had the retrial on April 25, 2016 and Shandong Lorain is waiting for the Linyi Court’s decision at this time. The Company is confident that Shandong Lorain will prevail in this retrial.

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

50

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2016

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer
(Principal Executive Officer)

/s/ Xiang Zhou
Xiang Zhou
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)