Form 10-Q
period 2016-06-30
American Lorain CORP
filed 2016-08-22
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.001-34449

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
Yes [   ]    No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of August 20, 2016 was 38,259,490.

FORM 10-Q
For the Quarterly Period Ended June 30, 2016

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

2.       “ALN” refers to American Lorain Corporation, a Nevada corporation (formerly known as Millennium Quest, Inc.).

3.       “Minerve” refers to Minerve*, a limited liability company organized under the laws of France that is majority- owned by JunanHongrun.

4.       “ILH” refers to International Lorain Holding, Inc., a Cayman Islands company that is wholly owned by ALN.

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

ITEM 1. Financial Statements

AMERICAN LORAIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (“the Company”) as of June 30, 2016 and December 31, 2015, and the related statements of income and cash flows for the three and six months ended June 30, 2016 and 2015. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
August 22, 2016	Certified Public Accountants

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

	At June 30,	At December 31,
	2016	2015
		(Audited)
ASSETS
Current assets
Cash and cash equivalents	$38,524,240	$20,664,487
Restricted cash	4,957,449	11,792,596
Trade accounts receivable	30,336,322	62,532,017
Other receivables	7,942,290	12,107,256
Inventories	53,859,599	43,712,048
Advance to suppliers	35,974,244	34,631,432
Prepaid expenses and taxes	2,475,057	1,868,744
Deferred tax asset	166,185	-
Security deposits and other assets	840,535	3,741,346
Total current assets	$175,075,921	$191,049,926

Non-current assets
Investment	3,010,534	3,081,332
Property, plant and equipment, net	75,051,441	82,110,315
Construction in progress, net	13,710,976	13,890,270
Intangible assets, net	14,241,129	16,186,515
Goodwill	-	3,219,172
TOTAL ASSETS	$281,090,001	$309,537,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$29,700,069	$36,310,826
Notes payable	-	2,965,747
Long-term debt – current portion	30,002,798	22,197,027
Accounts payable	6,713,642	22,463,974
Taxes payable	2,672,368	5,863,261
Accrued liabilities and other payables	4,592,664	4,740,898
Related party payable	-	1,755,216
Deferred tax liabilities	-	5,076
Customers deposits	805,910	237,311
Capital lease – current portion	469,474	464,090
Total current liabilities	$74,956,925	$97,003,426

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
AUDITED CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

	At June 30,	At December 31,
	2016	2015
		(Audited)
Long-term liabilities
Long-term bank loans	$-	$326,591
Notes payable and debenture	-	9,544,425
Capital lease – current portion	630,611	694,989
TOTAL LIABILITIES	$75,587,535	$107,569,431

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 38,259,490 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	38,260	38,260
Additional paid-in capital	57,842,064	57,842,064
Statutory reserves	24,660,666	24,660,666
Retained earnings	98,322,767	101,389,920
Accumulated other comprehensive income	16,531,050	10,196,987
Non-controlling interests	8,107,658	7,840,202
TOTAL STOCKHOLDER’S EQUITY	$205,502,465	$201,968,099

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$281,090,001	$309,537,530

See Accompanying Notes to the Financial Statements and Accountant’s Report

A AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Stated in US Dollars)

	For the six months ended June 30,		For the three months ended June 30,
	2016	2015	2016	2015

Net revenues	$63,728,982	$73,105,215	$32,009,562	$35,547,904
Cost of revenues	51,917,944	61,681,921	26,089,591	29,742,316
Gross profit	$11,811,038	$11,423,294	$5,919,971	$5,805,588

Operating expenses
Selling and marketing expenses	3,588,678	3,161,789	1,510,112	1,042,325
General and administrative expenses	2,227,778	7,182,298	1,095,481	4,566,094
	5,816,456	10,344,087	2,605,593	5,608,419

Operating income	$5,994,582	$1,079,207	$3,314,378	$197,169

Government subsidy income	864,106	1,006,086	335,414	749,089
Interest income	18,519	274,605	5,352	201,782
Other income	567,055	561,672	182,759	268,020
Other expenses	(2,134,660)	(502,628)	(2,134,102)	(121,540)
Interest expense	(1,919,161)	(3,602,991)	(745,219)	(1,887,514)
Loss from investment	(4,607,691)	-	-	-
	(7,211,832)	(2,263,256)	(2,355,796)	(790,163)

Earnings before tax	$(1,217,250)	$(1,184,049)	$958,582	$(592,994)

Income tax	1,582,447	1,287,387	815,185	807,720

Net loss	$(2,799,697)	$(2,471,436)	$143,397	$(1,400,714)

Other comprehensive income:
Foreign currency translation gain	6,334,063	1,105,046	(6,663,309)	1,605,842
Comprehensive Income	3,534,366	(1,366,390)	(6,519,912)	205,128
Net income attributable to:

-Common stockholders	$(3,067,153)	$(944,811)	$7,815	$(447,704)
-Non-controlling interest	267,456	(1,526,625)	135,582	(953,010)
	$(2,799,697)	$(2,471,436)	$143,397	$(1,400,714)

Earnings per share
- Basic	$(0.07)	$(0.07)	$-	$(0.04)
- Diluted	$(0.07)	$(0.07)	$-	$(0.04)

Weighted average shares outstanding
- Basic	38,259,490	35,944,490	38,259,490	36,972,265
- Diluted	38,259,490	35,944,490	38,259,490	36,972,265

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(STATED IN US DOLLARS)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2016	2015	2016	2015
Cash flows from operating activities
Net income	$(2,799,697)	$(2,471,436)	$143,397	$(1,400,714)
Stock compensation expense	-	987,500		987,500
Depreciation of fixed assets	1,848,602	2,014,035	934,819	1,051,872
Amortization of intangible assets	183,662	191,770	92,112	100,269
Write down of assets from investment loss from deconsolidation	(13,279,243)	-	-	-
(Increase)/decrease in accounts and other receivables	36,360,661	23,900,953	2,419,613	854,613
Decrease/(increase) in inventories	(10,147,552)	(9,602,516)	(3,289,009)	(2,801,608)
Decrease/(increase) in advance to suppliers	(1,342,812)		704,919	-
Decrease/(increase) in prepayment	(606,312)	(134,884)	189,557	1,014,280
(Increase) in deferred tax asset	(171,261)	(25,976)	5,037	(13,386)
Increase/(decrease) in accounts and other payables	(18,520,860)	5,257,025	-	3,584,347
Increase/(decrease) in related party payable	(1,755,216)	(438,101)	902,512	18,639
Net cash (used in)/provided by operating activities	(10,230,028)	19,678,370	2,102,957	3,395,812

Cash flows from investing activities
Decrease in restricted cash	6,835,147	(5,874,652)	6,721,114	(2,244,827)
Purchase of plant and equipment	(190,027)	(393,110)	(68,411)	(139,529)
Payment for the purchase of land use rights	-	(57,257)	-	(215)
Sales of investments	-	159,615	-	159,615
Increase/(decrease) in deposits	6,119,983	(543,950)	2,925,646	(158,749)
Net cash used in investing activities	12,765,103	(6,709,354)	9,578,349	(2,383,705)

Cash flows from financing activities
Repayment of bank borrowings	(6,256,305)	(19,988,368)	(3,937,018)	(6,698,121)
Proceeds from bank borrowings and debentures	9,777,579	20,630,236	1,535,321	12,969,438
Repayment of long-term borrowings and notes payable	-	(6,884,847)	-	(6,884,847)
Repayment of capital lease	(58,993)		(66,687)
Net cash provided by/(used in) financing activities	$3,462,281	$(6,242,979)	$(2,468,384)	$(613,530)

Net Increase/(decrease) of Cash and Cash Equivalents	5,997,356	6,726,037	9,212,922	398,577

Effect of foreign currency translation on cash and cash equivalents	11,862,397	261,297	(1,134,975)	122,118

Cash and cash equivalents–beginning of period	20,664,487	30,279,988	30,446,293	36,746,627

Cash and cash equivalents–end of period	$38,524,240	$37,267,322	$38,524,240	$37,267,322

Supplementary cash flow information:
Interest received	$18,519	$274,605	$5,352	$201,782
Interest paid	$914,911	$1,197,283	$434,689	$590,653
Income taxes paid	$2,857,667	$1,187,697	$756,786	$399,908

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
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

On June 28, 2010, the Company signed an equity transfer agreement with Shandong Greenpia. Shandong Greenpia was originally directly owned by Taebong Inc. and Shandong Luan Trade Company. The Company paid $2,100,000 to Korean Taebong Inc. for 50% of the equity of Shandong Greenpia on September 20, 2010. On September 23, 2010, the Company issued 731,707 shares of restricted stock at an agreed price of $2.87 per share to the owner of Shandong Luan Trade Company, Mr. Ji Zhenwei, for the remaining 50% equity of Shandong Greenpia. Since September 23, 2010, Shandong Greenpia was directly owned by both Junan Hongrun and ILH. As a result, Shandong Greenpia is 100% owned by the Company. Accordingly, the Company booked a gain of $383,482, which is included in the statement of income as other income.

On February 7, 2014, American Lorain Corporation, through its indirect wholly-owned subsidiary, Junan Hongrun, entered into two Share Purchase Agreements with Intiraimi, a limited liability company organized under the laws of France, and Biobranco II, a company organized under Portuguese law, to acquire 51% of the share capital of Athena Group. On June 30, 2014, Junan Hongrun officially completed the acquisition. On August 8, 2015, the Company re-organized its French operations by merging the operations of Conserverie Minerve into its immediate parent and 100% shareholder Athena, and concurrently, Athena wound up and dissolved Conserverie Minerve. Athena subsequently changed its own legal name to Conservie Minerve to continue its business. Minerve received a court order to enter into bankruptcy liquidation proceedings on April 19, 2016. Consequently, as of June 30, 2016, Minerve was deconsolidated from the Company due to the loss in control resulting from such proceedings. For additional information, please refer to Note 24 – Subsequent Events.

(c)	Business Activities

The Company develops, manufactures, and sells convenience foods (including ready-to-cook (or RTC) foods; ready-to-eat (or RTE) foods and meals ready-to-eat (or MRE)); chestnut products; and frozen foods, in hundreds of varieties. The Company operates through indirect Chinese and European subsidiaries. The Company’s products are sold in domestic markets as well as exported to foreign countries and regions such as Japan, Korea and Europe.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the three months ended June 30, 2016 in order to be consistent with the presentation provided for the year ended December 31, 2015. There was no impact on earnings for the regrouping.

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

As of June 30, 2016, the detailed identities of the consolidating subsidiaries are as follows:

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

As of June 30, 2016, Minerve was deconsolidated from the Company due to the loss in control resulting from Minerve’s entry into bankruptcy liquidation proceedings following a court order. The audited accounts of Minerve at December 31, 2015 have not been deconsolidated and reclassified as a result of the bankruptcy proceedings.

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
JUNE 30, 2016 AND DECEMBER 31, 2015
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
JUNE 30, 2016 AND DECEMBER 31, 2015
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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2016 and 2015.

(m)	Advertising

All advertising costs are expensed as incurred.

(n)	Shipping and handling

All shipping and handling are expensed as incurred.

(o)	Research and development

All research and development costs are expensed as incurred.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

(r)	Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company did not make any transfers from retained earnings to statutory reserves for the six months ended June 30, 2016 and 2015. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

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

	6/30/2016	3/31/2016	12/31/2015	6/30/2015	3/31/2015
Period/year end RMB: US$ exchange rate	6.6433	6.4479	6.4907	6.0888	6.1091
Period/annual average RMB: US$ exchange rate	6.5353	6.5395	6.2175	6.1128	6.1358
Period/year end EUR: US$ exchange rate	0.8962	0.8805	0.9168	0.9012	0.9215
Period/annual average EUR: US$ exchange rate	0.9006	0.9066	0.9011	0.8958	0.8871

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and potential dilutive securities during the year. For the year ended December 31, 2009, 1,334,573 stock options were granted to employees pursuant to the Company’s equity incentive plan; 2,255,024 warrants were issued to investors in connection with a PIPE financing. For the year ended December 31, 2010, 81,155 warrants were issued to certain service providers. For the year ended December 31, 2015, no warrants were issued nor were options granted. As of December 31, 2015, 1,753,909 shares of Series A warrants had expired and all stock options to employees from the 2009 stock incentive program have expired. These warrants and options could be potentially dilutive if the market price of the Company’s common stock exceeds the exercise price for these securities.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

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

As of June 30, 2016 and December 31, 2015, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

(w)	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(x)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investmentsby owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income includes the foreign currency translation adjustment and unrealized gain or loss.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three months ended June 30, 2016 and 2015 included net income and foreign currency translation adjustments.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

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

As of June 30, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

4.	TRADE ACCOUNTS RECEIVABLE

	6/30/2016	12/31/2015
Trade accounts receivable	$30,898,002	$68,433,828
Less: Allowance for doubtful accounts	(561,680)	(5,901,811)
	$30,336,322	$62,532,017

Allowance for bad debt:	6/30/2016	12/31/2014
Beginning balance	$(5,901,811)	$(5,919,625)
Additions to allowance	-	-
Bad debt written-off from lost in investment	5,340,131	17,814
Ending balance	$(561,680)	$(5,901,811)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of June 30, 2016 and December 31, 2015:

	6/30/2016	12/31/2015
Advances to employees for job/travel disbursements	6,182,929	2,160,303
Amount due by a non-related enterprise	150,527	154,067
Other non-related receivables	-	1,844,125
Other related party receivables	103,567	89,509
Short-term investment sale receivable	1,505,267	1,540,666
Vendor rebate receivable	-	6,318,586
Recoverable inventory from loss of investment	-	-
	$7,942,290	$12,107,256

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

Specifically, the company uses available employees of the purchasing department to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. None of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of June 30, 2016.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

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

As of December 31, 2015, a total of RMB 42,029,955 has been received and there was an unpaid balance of RMB 27,574,045. The Company filed suit against Junan Hengji and Heng An Investment in 2014 for a claim of RMB 10,000,000, which is half of the original guaranteed profit of RMB 20,000,000. In deciding to bring suit, the Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out of pocket expenses paid by Junan Hengji as well as the preliminary litigation fee that Shandong Lorain was required to pay to the court by based upon the amount in dispute. Shandong Lorain decided to file the lawsuit with the Linyi City Intermediate People's Court to claim a fixed return of RMB 10 million (approximately US$1,505,267).

On March 21, 2015, Shandong Lorain received the Linyi City Intermediate People's Court decision that rejected Shandong Lorain's claim for RMB 10 million against Junan Hengji and Heng An Investment. On April 3, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province. The balance of the claim was deemed to be uncollectable and was written off as a loss. As of June 30, 2016, RMB 10,000,000 (US$ 1,505,267) is due and payable to the Company since the decision from the lower court does not become effective until the appeal procedure is completed or expired. In November 2015, the Supreme Court of Shandong Province vacated the decision of the Linyi Court and remanded the case back to the Linyi Court for a retrial. The retrial took place on April 25, 2016, at the Linyi City Intermediate People’s Court, and the decision thereon is currently pending.

6.	INVENTORIES

Inventories consisted of the following as of June 30, 2016 and December 31, 2015:

	6/30/2016	12/31/2015
Raw materials	$33,503,577	$23,272,163
Finished goods	20,356,022	20,439,885
	$53,859,599	$43,712,048

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of June 30, 2016 and December 31, 2015:

	6/30/2016	12/31/2015
At Cost:
Buildings	$75,007,002	$82,678,210
Land	-	209,010
Landscaping, plant and tree	10,093,650	10,331,020
Machinery and equipment	14,789,298	22,188,630
Office equipment	773,472	1,059,269
Motor vehicles	556,202	592,045
	$101,219,625	$117,058,184
Less: Accumulated depreciation
Buildings	(11,571,074)	(15,445,517)
Landscaping, plant and tree	(5,037,680)	(4,705,085)
Machinery and equipment	(8,587,414)	(13,157,839)
Office equipment	(571,246)	(1,199,028)
Motor vehicles	(400,770)	(440,400)
	(26,168,184)	(34,947,869)

	$75,051,441	$82,110,315

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

Landscaping, plants, and trees account for the orchards that the Company has developed for agricultural operations. These orchards as well as the young trees which were purchased as nursery stock are capitalized into fixed assets. The depreciation is then calculated on a 30-year straight-line method when production in commercial quantities begins. The orchards have begun production in small quantities and the Company has accounted for depreciation commencing July 1, 2010. In 2013, the Company began leasing three greenhouses to grow seasonal crops in order to lower costs.

Depreciation expense for the six months ended June 30, 2016 and 2015 was $ 1,848,602 and $2,014,035, respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of June 30, 2016 and December 31, 2015:

	6/30/2016	12/31/2015
Land use rights, at cost	16,188,967	16,569,679
Utilities rights, at cost	46,825	47,926
Software, at cost	107,408	463,246
Patent, at cost	1,419	1,419,428
	$16,334,619	$18,500,279

Less: Accumulated amortization	(2,103,490)	(2,313,764)
	$14,241,129	$16,186,515

All land in China is owned by the government. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. Amortization expense for the three months ended June 30, 2016 and 2015 was $183,662 and $191,770, respectively.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

9.	GOODWILL

On August 8, 2015, the Company re-organized its French operations by merging the operations of Conserverie Minerve into its immediate parent Athena, and concurrently, Athena wound up and dissolved Conserverie Minerve. Athena subsequently changed its own legal name to Conservie Minerve and to continue its business. At the date of acquisition, the net liability of Conserverie Minerve was $3,255,911(EUR 2,968,089); the purchase consideration paid for the Athena (aka Conservie Minerve) was $2,100,000. The acquisition of Athena and its then subsidiaries gave rise to goodwill in the amount of $6,786,928. As of December 31, 2015, the surviving business entity, Conserverie Minerve, on a post-merged basis, recognized net operating losses during the years ended December 31, 2015 and 2014. As of December 31, 2015, the Company was unable to determine if the Conserverie Minerve would be able to generate future profit and positive operating cash flows to justify the carrying value of goodwill in the amount of $6,786,928; accordingly, the Company elected to write off the goodwill in its entirety.

10.	BANK LOANS

Bank loans include bank overdrafts, short-term bank loans, and current portion of long-term loan, which consisted of the following as of June 30, 2016 and December 31, 2015:

Bank Overdrafts	6/30/2016	12/31/2015
CIC Lorient Enterprises, Interest rate of EURIBOR+1.70% due within 3 months	$-	$141,210
Credit Agricole, Interest rate of EURIBOR+1.70% due within 3 months	-	140,453
LCL Banque et Assurance, Interest rate of EURIBOR+1.70% due within 3 months	-	3,800
Société Générale, Interest rate of EURIBOR+1.70% due within 3 months	-	83,500
Banque Tarneud, Interest rate of EURIBOR+1.70% due within 3 months	-	407,917
BPI France, Interest rate of EURIBOR+1.70% due within 3 months	-	-
BNP Paribas, Interest rate of EURIBOR+1.70% due within 3 months	-	194,835
HSBC, Interest rate of EURIBOR+1.70% due within 3 months	-	3,459
GE, Interest rate of EURIBOR+1.70% due within 3 months	-	707
BES, Interest rate of EURIBOR+1.70% due within 3 months	-	236
Banco Portugues de Negocios	-	1,672
Banco Espirito Santo	-	3,545
	$-	$981,334

Bank overdrafts are collateralized by inventory.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

Short-term Bank Loans	6/30/2016	12/31/2015

Loan from Industrial and Commercial Bank of China,
• Interest rate at 6.72% per annum; due 12/1/2015	-	1,509,061
• Interest rate at 6.305% per annum; due 1/4/2016	-	1,016,839
• Interest rate at 6.955% per annum; due 4/20/2016*	3,759,065	3,851,665
• Interest rate at 6.02% per annum; due 7/4/2016	989,788	-
• Interest rate at % per annum; due 7/27/2016	1,505,139	-
• Interest rate at 6.02% per annum; due 12/26/2016	1,505,267	-

Loan from China Minsheng Bank Corporation, Linyi Branch
•Interest rate at 5.98% per annum due 9/22/2016	1,505,267	1,540,666

Loan from Agricultural Bank of China, Junan Branch
• Interest rate at 7.28% per annum due 1/22/2016	-	2,203,152
• Interest rate at 5.52% per annum due 9/5/2016	3,010,534	3,081,332
• Interest rate at 5.655% per annum due 1/31/2017	2,152,532	-

Loan from Agricultural Bank of China, Luotian Branch
• Interest rate at 5.65% per annum due 4/22/2017	1,505,267	-

China Agricultural Development Bank,
•Interest rate at 5.6% per annum due 1/6/2016	-	770,333

Luotian Sanliqiao Credit Union,
• Interest rate at 9.72% per annum due 2/13/2017	2,709,480	2,002,866

Bank of Ningbo,
• Interest rate at 7.80% per annum due 10/27/2016	1,204,214	1,232,533

Hankou Bank, Guanggu Branch,
• Interest rate at 6.85% per annum due 10/24/2016	1,505,267	1,540,666

Postal Savings Bank of China,
• Interest rate at 9.72% per annum due 7/27/2016	391,369	400,573

Bank of Rizhao,
• Interest rate at 7.28% per annum due 1/19/2016*	1,183,364	1,540,666

China Construction Bank,
• Interest rate at 6.18% per annum due 11/29/2016	752,633	770,333

Luotian County Ministry of Finance,
• Interest rate at 6.18% per annum due 11/29/2016	-	616,266

Huaxia Bank,
• Interest rate at 7.8% per annum due 5/19/2016*	1,505,267	1,540,666

City of Linyi Commercial Bank, Junan Branch,
• Interest rate at 8.4% per annum due 2/16/2016*	1,505,082	1,540,666
• Interest rate at 7.83% per annum due 7/15/2016	3,010,534	3,081,332

Bank of China, Paris Branch
• Interest rate at 2.80% per annum due 11/18/2015	-	4,363,002
• Interest rate at 2.80% per annum due 2/11/2016	-	2,726,875

	29,700,069	35,329,492

	$29,700,069	$36,310,826

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

The short-term loans, which are denominated in the functional currencies Renminbi (RMB) and Euros, were primarily obtained for general working capital. If not otherwise indicated in the below remarks, short-term loans are guaranteed by either companies within the group or personnel who hold a management role within the group.

* Note: The loans have not been repaid as of June 30, 2016.

11.	CURRENT PORTION – LONG TERM DEBT

Current portions of notes payable, debentures, and long-term debt consisted of the following as of June 30, 2016 and December 31, 2015:

	6/30/2016	12/31/2015
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	$9,325,129	$-
Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	15,052,669	15,406,658
BNP Paribas,
• Interest rate at 4.20% per annum due 12/20/2016	-	97,678
CIO,
• Interest rate at 4.20% per annum due 12/20/2016	-	137,733
Credit Agricole,
• Interest rate at 4.20% per annum due 12/20/2016	-	129,338
• Interest rate at 1.85% per annum due 1/25/2017	-	50,237
Banque Tarneud,
• Interest rate at 3.28% per annum due 12/2016	-	65,336
• Interest rate at 2.90% per annum due 12/2016	-	121,689
BPI France,
• Interest rate at 3.42% per annum due 12/20/2016	-	409,031
Société Générale,
• Interest rate at 2.90% per annum due 5/15/2016	-	17,142
LCL,
• Interest rate at 4.20% per annum due 12/20/2016	-	137,185
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 9/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 3/15/2016	1,875,000	1,875,000
	30,002,798	22,197,027

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

The Company began repaying its loan with DEG in semi-annual installments on September 15, 2012. As of June 30, 2016 and December 31, 2015, the Company has not repaid any principal. The loan was collateralized with the following terms:

(a.)	Create and register a first ranking mortgage in the amount of about USD 12,000,000 on its land and building in favor of DEG.
(b.)

Undertake to provide a share pledge of Mr. Si Chen, a major shareholder, Chairman and CEO of the Company, or shares as the sponsor in the amount of about USD 12,000,000 in form and substance satisfactory to DEG

(c.)

The total amount of the first ranking mortgage as indicated in the Loan Agreement (Article 12(1)(a)) and the value of the pledged shares of Mr. Si Chen (Loan Agreement (Article 12(1)(a))) should be at least USD 24,000,000.

(d.)	Undertake to provide a guarantee from Mr. Si Chen in form and substance satisfactory to DEG.

The Company is in the process of negotiating with DEG to reschedule the three installment repayments, which are currently past due.

12.	NOTES PAYABLE AND CONVERTIBLE PROMISSORY NOTE

Notes payable consisted of the following as of June 30, 2016 and December 31, 2015:

	6/30/2016	12/31/2015

Notes payable issued by Hankou Bank,
• Interest rate at 5.55% per annum due 3/24/2015	$-	$-
Notes payable issued by BNP Paribas,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	-	630,214

Notes payable issued by CIC Lorient Enterprises,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	-	929,562

Notes payable issued by Credit Agricole,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	-	443,203

Notes payable issued by LCL Banque et Assurance,
• Interest rate at EURIBOR + 1.7% per annum due within 1 months	-	516,773

Notes payable issued by Société Générale,
• Interest rate at EURIBOR + 1.7% per annum due within 1 months	-	445,995

	$-	$2,965,747

The notes payable are guaranteed by third party guarantors.

13.	TAXES PAYABLES

Taxes payable consisted of the following as of June 30, 2016 and December 31, 2015:

	6/30/2016	12/31/2015
Value added tax payable	$235,554	$2,187,542
Corporate income tax payable	1,061,890	2,370,952
Employee payroll tax withholding	16,031	9,561
Property tax payable	110,263	87,619
Stamp tax payable	1,535	1,571
Business tax payable	146,172	149,610
Land use tax payable	225,038	159,923
Capital gain tax payable	875,885	896,483
	$2,672,368	$5,863,261

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

14.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following as of June 30, 2016 and December 31, 2015:

	6/30/2016	12/31/2015
Accrued salaries and wages	$144,593	$278
Accrued utility expenses	26,862	331,692
Accrued interest expenses	2,259,713	1,700,353
Accrued transportation expenses	765,943	1,029,973
Other accruals	838,417	983,857
Business and other taxes	447,236	377,957
Accrued staff welfare	109,900	316,788
	$4,592,664	$4,740,898

15.	LONG-TERM DEBT

Non-current portions of notes payable and debentures consisted of the following as of June 30, 2016 and December 31, 2015:

	6/30/2016	12/31/2015
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	-	9,544,425

	$-	$9,544,425

16.	CAPITALIZATION

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

During the year 2009, the Company issued 56,393 shares of stock to its employees and vendors and 5,011,169 shares to investors. The Company issued 1,334,573 stock options to employees on July 28, 2009; 1,753,909 shares of Series A warrants and 501,115 shares of Series B warrants were issued to investors on October 28, 2009. As of December 31, 2015, 1,753,909 shares of Series A warrants had expired; concurrently, 501,115 shares of Series B warrants and all stock options to employees from the 2009 stock incentive program have expired.

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

For the years ended December 31, 2015 and 2014, the Company transferred $1,621,749 and $4,642,404, respectively, from retained earnings to statutory reserve. These transfers are to be used for future company development, recovery of losses and increase of capital, as approved, to expand production or operations.

For the year ended December 31, 2014, the Company issued 300,000 shares to a consulting company as its financial advisor for management consulting and advisory services.

For the year ended December 31, 2015, the Company issued 987,500 shares as stock compensation to employees and 2,355,276 shares upon conversion of the convertible promissory note to Jade Lane.

As detailed in the table below, the total number of outstanding shares at June 30, 2016 was 38,259,490 shares.

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
New shares issued to employees per stock incentive plan		10/5/2012	108,840
New shares issued to service provider during 2014		8/22/2014	300,000
New shares issued upon conversion of convertible debenture		4/20/2015	2,355,276
New shares issued to employees per stock incentive plan		6/12/2015	987,500
Common stock at 6/30/2016			38,259,490

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

17.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the following:

(1)	19.8% equity of Shandong Lorain held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

18.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of June 30, 2016 and 2015:

Category	6/30/2016	6/30/2015
Chestnut	$33,070,394	$31,307,012
Convenience food	17,284,032	26,549,583
Frozen food	13,374,556	15,248,620
Total	$63,728,982	$73,105,215

Revenue by geography consisted of the following as of June 30, 2016 and 2015:

Country	6/30/2016	6/30/2015
Australia	$-	$16,884
Austria	-	54,659
Azerbaijan	70,871
Belgium	30,656	1,064,031
Brazil	56,997
China	56,329,819	55,505,660
France	79,825	5,720,346
Georgia	-	88,595
Germany	109,386	152,146
Hong Kong	34,986	135,374
Israel	69,453	111,303
Italy	-	180,867
Japan	3,061,177	4,137,787
Malaysia	306,888	916,623
Netherlands	1,988	8,086
Portugal	338,663	199,281
Reunion		46,442
Saudi Arabia	94,838
Singapore	256,536	1,167,069
South Korea	1,951,837	919,449
Spain	-	232,598
Taiwan	207,121	221,638
Thailand	539,286	845,359
United Kingdom	-	491,766
United States	188,655	889,252
Others
Total	$63,728,982	$73,105,215

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

19.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations. The corporate income tax rate for the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the six months ended June 30, 2016 and 2015:

	6/30/2016	6/30/2015
Income attributed to PRC & Europe	$(1,169,250)	$132,590
Loss attributed to US	(48,000)	(1,316,639)
Income before tax	(1,217,250)	(1,184,049)

PRC Statutory Tax at 25% Rate	1,582,447	1,287,387
Effect of tax exemption granted	-	-
Income tax	$1,582,447	$1,287,387

Per Share Effect of Tax Exemption

	6/30/2016	6/30/2015
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	38,259,490	35,944,490
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the three months ended June 30, 2016 and 2015:

	6/30/2016	6/30/2015
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	-155%	-133.73%
The Company’s effective tax rate	-130%	-108.73%

Effective January 1, 2008, the PRC government implemented a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the standard 25% tax rate, tax holidays were terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises that were already participating in tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
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

The Company’s detailed tax rates for its Chinese subsidiaries for 2016 and 2015 in the following table:

	China Income Tax Rate
Subsidiary	2016	2015
Junan Hongran	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	25%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

20.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	For the six months			For the three months
	ended June 30,			ended June 30,
	2016		2015	2016	2015

Basic Earnings Per Share Numerator
Net Income	$(2,799,697)		$(2,471,436)	$143,397	$(1,400,714)

Income Available to Common Stockholders	$(3,067,153)		$(944,811)	$7,815	$(447,704)

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$(3,067,153)		$(944,811)	$7,815	$(447,704)

Income Available to Common Stockholders on
Converted Basis	$(3,067,153	) $	(944,811)	$7,815	$(447,704)

Original Shares:
Additions from Actual Events
-Issuance of Common Stock	-		3,342,776	-	3,342,776
Basic Weighted Average Shares Outstanding	38,259,490		35,944,490	38,259,490	36,972,265

Dilutive Shares:
Additions from Potential Events
-Exercise of Investor Warrants & Placement
Agent Warrants	-		-	-	-
- Exercise of Employee & Director Stock Options	-		-	-	-
Diluted Weighted Average Shares Outstanding:	38,259,490		35,944,490	38,259,490	36,972,265
Earnings Per Share
- Basic	(0.07)		$(0.07)	$-	$(0.04)
- Diluted	(0.07)		$(0.07)	$-	$(0.04)

Weighted Average Shares Outstanding
- Basic	38,259,490		35,944,490	38,259,490	36,972,265
- Diluted	38,259,490		35,944,490	38,259,490	36,972,265

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

20.	SHARE BASED COMPENSATION

On July 27, 2009, the Company’s Board of Directors adopted the American Lorain Corporation 2009 Incentive Stock Plan (the “Prior Plan”). The Prior Plan provided that the maximum number of shares of the Company’s common stock that may be issued under the Plan is 2,500,000 shares. The Company’s employees, directors, and service providers were eligible to participate in the Prior Plan.

For the year ended December 31, 2009, the Company recorded a total of $166,346 of share based compensation expense. The Company issued warrants that upon exercise would result in the issuance of 1,334,573 common shares. These stock options vest equally over three years. The expense related to the stock options was $107,375. The Company also recorded expense of $58,971 for the issuance of 56,393 common shares to participants; these common shares vested immediately. Given the materiality and nature of share based compensation, the entire expense has been recorded as general and administrative expenses. For the year ended December 31, 2010, the Company recorded a total of $890,209 stock option and its related general and administrative expenses.

On February 19, 2014 the Company’s board of directors approved the 2014 Equity Incentive Plan (“2014 Plan”), which was approved at the annual stockholders meeting on June 9, 2014. Subject to adjustment as provided in the 2014 Plan, the total number of shares of Common Stock reserved and available for delivery in connection with awards under the 2014 Plan is 3,000,000. As of December 31, 2015, 987,500 shares were issued to employees as stock awards. The 2014 Plan replaced the Prior Plan and no additional stock awards shall be granted under the Prior Plan. All outstanding stock awards granted under the Prior Plan remain subject to the terms of the Prior Plan with respect to which they were originally granted.

No tax benefit has yet been accrued or realized. For years ended December 31, 2015 and 2014, the Company has yet to repatriate its earnings. Accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

For the six month period ended June 30, 2016 and 2015, the Company did not grant any stock options.

21.	LEASE COMMITMENTS

(a.)

On August 9, 2008 the Company entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at June 30, 2016 are shown in the following table:

Period	Lease payment
Year 1	$92,685
Year 2	74,663
Year 3	28,321
$195,669

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

The minimum future lease payments for this property at December 31, 2015 are shown in the following table:

Period	Lease payment
Year 1	$92,685
Year 2	92,685
Year 3	56,641
$242,011

The outstanding lease commitment as of June 30, 2016 and December 31, 2015 was $195,669 and $242,011.

(b.)

During the year ended December 31, 2013, the Company entered into three operating lease agreements leasing three plots of land where greenhouses are maintained to grow seasonal crops. The leases were signed by Junan Hongrun Foodstuff Co., Ltd. and expire on April 25, 2033, May 19, 2033, and June 19, 2033, respectively.

The minimum future lease payments for these properties at June 30, 2016 are shown in the following tables:

Period	Greenhouse 1	Greenhouse 2	Greenhouse 3
Year 1	$72,599	$88,383	$10,537
Year 2	72,599	88,383	10,537
Year 3	72,599	88,383	10,537
Year 4	72,599	88,383	10,537
Year 5	72,599	88,383	10,537
Year 5 and thereafter	962,801	1,159,621	139,614
	$1,325,796	$1,601,536	$192,299

The minimum future lease payments for these properties at December 31, 2015 are shown in the following tables:

Period	Greenhouse 1	Greenhouse 2	Greenhouse 3
Year 1	$74,306	$90,462	$10,785
Year 2	74,306	90,462	10,785
Year 3	74,306	90,462	10,785
Year 4	74,306	90,462	10,785
Year 5	74,306	90,462	10,785
Year 5 and thereafter	1,021,243	1,213,069	147,923
	$1,392,773	$1,665,379	$201,848

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

The outstanding lease commitments for the three greenhouses as of June 30, 2016 and December 31, 2015 were $3,119,631 and $3,260,000, respectively.

22.	CAPITAL LEASE OBLIGATIONS

The Company leases certain machinery and equipment under leases classified as capital leases. For the three months ended June 30, 2016, the Company entered into the following capital leases:

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

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2016:

Year 1	728,423
Year 2	626,920
Year 3	18,366
Total minimum lease payments	1,373,708
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	(186,309)
Net minimum lease payments	1,187,399
Less: Amount representing interest	(87,314)
Present value of net minimum lease payments	1,100,085

Reflected in the balance sheet as current and noncurrent obligations under capital leases of $469,474 and $630,611, respectively.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

As of December 31, 2015, the present value of minimum lease payments due within one year is $1,159,079.

23.	CONTINGENCIES AND LITIGATION

There is a lawsuit currently pending in the Linyi City Intermediate People’s Court of Shandong Province, which was initially filed by Shandong Lorain, a subsidiary of the Company, against Junan Hengji Real Estate Development Co., Ltd. ("Junan Hengji") in November 2013 at Linyi City Intermediate People's Court of Shandong Province (the "Linyi Court"). Shandong Lorain added Jiangsu Hengan Industrial Investment Group Co., Ltd. ("Heng An Investment") as a co-defendant after the case was first filed at the Linyi Court.

In September 2010, Shandong Lorain and Junan Hengji entered into a cooperative development agreement (the "Agreement") and in March 2011, Heng An Investment, an affiliated company of Junan Hengji, also entered into the Agreement with Shandong Lorain to jointly develop the project with Junan Hengji. Pursuant to the Agreement, Junan Henji and Heng An Investment are required to pay Shandong Lorain a total of RMB 20 million (approximately $3,225,806) fixed return according to the development status of the project developed by Junan Hengji and Heng An Investment. In deciding to bring suit, Shandong Lorain and the Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out-of-pocket expenses paid by Junan Hengji, as well as the litigation fee that is required to be paid to the court based upon the amount claimed. Ultimately, Shandong Lorain decided to file the lawsuit with Linyi Court to claim a fixed return of RMB 10 million (approximately $1,540,666).

In January 2014, the Linyi Court held its first trial session. During the trial, Heng An Investment filed a counterclaim against Shandong Lorain for repayment of out-of-pocket expenses which would offset the entire fixed return plus additional unpaid expenses of RMB 4,746,927 (approximately $765,633). Shandong Lorain responded that Heng An Investment does not have standing to file the counter-claim because the out-of-pocket payments were made by Junan Hengji. In November 2014, the court held a second trial session and completed its discovery process. On March 21, 2015, Shandong Lorain received the Linyi Court's decision that rejected Shandong Lorain's claim for RMB 10,000,000 against Junan Hengji and Heng An Investment. On April 3, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province.

In November 2015, the Supreme Court of Shandong Province vacated the decision of the Linyi Court and remanded the case back to the Linyi Court for a retrial. The retrial took place on April 25, 2016, at the Linyi City Intermediate People’s Court, and the decision thereon is currently pending. The Company is confident that Shandong Lorain will prevail on retrial.

24.	SUBSEQUENT EVENTS

In March 2015, Centre Technique Conservation of Produits Agricoles (“CTCPA”), an industry trade association for canned, preserved and dehydrated food products in France, raised issue with respect to the origin of canned chestnuts sold by Conserverie Minerve (“Minerve”, a former subsidiary of Athena). Minerve chestnuts come from a Chinese cultivar, while CTCPA stated that only chestnuts based on the European or Japanese cultivars can be used in canned chestnut products sold in France according to CTCPA policies and that canned chestnut products must also have received certification from the International Featured Standards (“IFS”), a qualified third-party certification agency in Europe that certifies food products, especially for retail industry. The Company has since shipped chestnuts based on the Japanese cultivar grown in China to Minerve and Minerve addressed the IFS certification issue and regained IFS certification on November 5, 2015. The Company initiated a reorganization proceeding with the local court in September 2015 in order to have time to obtain IFS certification and to address the CTCPA cultivar issue. The proceeding provided Minerve protection from creditors initiating any actions against Athena. The initial protection period expired in March 2016 and Minerve applied for an extension of the protection period until September 2016. The local court requested that Minerve provide proof and guarantee of cash flow before it would extend the protection period. The Company proposed that it acquire the shares held by the 49% shareholder of Minerve or, alternatively, that both shareholders of Minerve make cash contributions to Minerve proportionally so that Minerve would have sufficient cash flow to meet the court requirements. However, the minority shareholder declined to sell its shares to the Company or to contribute any cash to Minerve. As a result of this lack of cash flow, the local court ordered Minerve into the bankruptcy liquidation process on April 19, 2016.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

25.	RISKS

A.	Credit risk

Since the Company’s inception, the age of account receivables has been less than one year, indicating that the Company is subject to minimal risk borne from credit extended to customers.

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

We conduct our production activities in China. Our products are sold in Chinese domestic markets as well as exported to foreign countries and regions such as Japan, South Korea and Europe. We derive most of our revenues from sales in China, Japan and South Korea. In 2016, our primary strategy is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers; enhancing the cooperation with other manufacturers and factories; and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia and Europe. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there. We are also working to develop new products and new sales channels.

Domestic sales in the second quarters of 2016 and 2015 were $28.6 million and $27.4 million, respectively, representing an increase of $1.2 million, or 4.4%. Domestic sales accounted for 89.4% of total net revenue as compared to 77.0% over the same period of last year. The increase in revenue is primarily due to an increase in the sales of chestnuts products in the domestic market. Sales of chestnut products benefited from our further penetration into the western provinces and cities in China, and the establishment close partnerships with local dealers.

In the coming quarters, American Lorain anticipates that demand for its traditional chestnut product line will remain stable.

Outside China, sales decreased by $4.7 million in the second quarter of 2016, to $3.5 million from $8.2 million for the same period of last year. The decrease is mainly due to a decrease in our revenue from Europe as a result of questions raised by CTCPA regarding the origin of canned chestnuts sold by Conserverie Minerve in potential contravention of CTCPA policies.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the second quarter of 2016, the cost of our raw materials and externally purchased finished goods decreased from $24.7 million to $21.7 million, as compared to the second quarter of 2015, for a decrease of approximately 12.1%. We may need to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet our growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we need to increase the number of our suppliers of raw materials in the future to meet our growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and prospects.

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

Uncertainties that Affect our Financial Condition

We spend a significant amount of cash on our operations, principally to procure raw materials for our products. Many of our suppliers, including chestnut, vegetable and fruit farmers, and suppliers of packaging materials, require that we prepay for their supplies in cash or pay on the same day that such supplies are delivered to us. However, some of the suppliers with whom we have a long-standing business relationship allow us to pay on credit. We fund the majority of our working capital requirements out of cash flow generated from operations. If we fail to generate sufficient sales, or if our suppliers stop offering us credit on favorable terms, we may not have sufficient liquidity to fund our operating costs and our business could be adversely affected.

We funded approximately 29.7% of our working capital from the proceeds of short-term loans from Chinese banks in the second quarter of 2016, as compared to 39.4% over the same period last year. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our balance of short-term bank loans as of June 30, 2016 was approximately $29.7 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing in 2010, the Chinese government began implementing more stringent credit policies to curb inflation and soaring property prices. These new policies could negatively impact our ability to obtain or roll over these short term loans, and hence our possession of sufficient available funds to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

We anticipate that our existing capital resources, and cash flows from operations and current and expected short-term bank loans, will be adequate to satisfy our liquidity requirements for 2016. However, if our available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include obtaining alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. There is no assurance that, if required, we will be able to raise additional capital on favorable terms or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are extremely difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third-party financing.

Our business, operating results and financial condition will be adversely affected in the event of unfavorable economic conditions, including the ongoing global economy and capital markets disruptions. For example, we may experience declines in revenues, profitability and cash flows as a result of reduced orders, delays in receiving orders, delays or defaults in payment or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. In addition, changes and volatility in the equity, credit and foreign exchange markets and in the competitive landscape make it increasingly difficult for us to predict our revenues and earnings into the future.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table summarizes the results of our operations during the three month periods ended June 30, 2016 and June 30, 2015, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended June 30, 2016 compared to the three month period ended June 30, 2015.

(All amounts, other than percentages, stated in U.S. dollar)

	Three months ended June 30,		Increase/	Increase/
			(Decrease)	(Decrease)
(In Thousands of U.S. Dollars)	2016	2015	($)	(%)
Net revenues	32,010	35,548	(3,538)	(10.0%	)
Cost of revenues	26,090	29,742	(3,652)	(12.3%	)
Gross profit	5,920	5,806	114	2.0%
Operating expenses
Selling and marketing expenses	1,510	1,042	468	44.9%
General and administrative expenses	1,095	4,566	(3,471)	(76.0%	)
Operating Income	3,315	198	3.117	1,574.2%

Government subsidy income	335	749	(414)	(55.3%	)
Interest and other income	188	470	(282)	(60.0%	)
Other expenses	2,134	122	2,012	1,649.2%
Interest expense	745	1,888	(1,143)	(60.5%	)
Income/(Loss) before taxation	959	(593)	1,552	261.7%
Income taxes	815	808	7	0.9%
Income/(Loss) before non-controlling interests	144	(1,401)	1,545	110.3%
Non-controlling interests	136	(953)	1,089	114.3%
Net income of common stockholders	8	(448)	456	101.8%

Revenue

Net Revenues. Our net revenue for the three months ended June 30, 2016 amounted to $32.0 million, which represents a decrease of approximately $3.5 million, or 10.0%, from the three month period ended on June 30, 2015, in which our net revenue was $35.5 million. The overall decrease was primarily attributable to the decrease in sales in the convenience and frozen food segments, as reflected in the following table:

	Three months ended		Increase/	Increase/
(In thousands of U.S. Dollars)	6/30/2016	6/30/2015	(Decrease)	(Decrease)
Chestnut	15,919	15,245	674	4.4%
Convenience food	8,777	12,368	(3,591)	(29.0%	)
Frozen food	7,314	7,935	(621)	(7.8%	)
Total	32,010	35,548	(3,538)	(10.0%	)

Net revenue from chestnut products increased in second quarter of 2016. This increase is mainly attributable to the fact we have focused our promotional efforts on two products: open-bottom chestnuts and chestnut millet. These products are typically consumed year-round, have less seasonal volatility and have higher profit margins than other chestnut products. These products have been quite popular in the second quarter of 2016, and we believe that they will contribute higher revenues and profit margins in future.

Cost of Revenues. During the three months ended June 30, 2016, we experienced a decrease in cost of revenue of $3.6 million, in comparison to the three months ended June 30, 2015, from approximately $29.7 million to $26.1 million, reflecting a decrease of approximately 12.3%. The decrease of cost of revenues was due to the decrease of net revenue.

Gross Profit. Our gross profit increased $0.1 million, or 2.0%, to $5.9 million for the three months ended June 30, 2016 from $5.8 million for the same period in 2015. Our gross margins increased from 16.3% to 18.5%. The increase in profit margins was primarily attributable to the proportional increase in our sales of chestnuts products having higher profit margins, which increased from 42.9% to 49.7% as a percentage of total revenue.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased $0.5 million during the second quarter of 2016, as compared to the same period in 2015. The following table shows the main expense items:

Main Items Selling and Marketing Expenses in the Three
Months Ended June 30, 2016

(In thousands of U.S. Dollars)
Transportation costs	$737.7
Personnel costs	$539.6
Shipping and port costs	$50.0

General and Administrative Expenses. We experienced a decrease in general and administrative expenses of $3.5 million, from approximately $4.6 million for the three months ended June 30, 2015, to $1.1 million for the three months ended June 30, 2016. The decrease was mainly due to the deconsolidation of Minerve as Minerve went into the bankruptcy liquidation process in the current period. General and administrative expenses of Minerve were $1.7 million for the three months ended June 30, 2015. In addition, the Company issued 987,500 shares as stock compensation to employees and directors during the three months ended June 30, 2015, for which we recorded an expense amounting to $1.3 million.

Interest Expense

Interest expense decreased $1.1 million, to $0.8 million for the three months ended June 30, 2016 from $1.9 million for the same period of 2015. The decrease was mainly attributable to the decrease of interest-bearing loan facilities in the three months ended June 30, 2016.

Income Before Taxation

Income before taxation and non-controlling interest increased $1.6 million, to $1.0 million for the three months ended June 30, 2016 from $0.6 million loss for the same period of 2015. The increase was mainly attributable to the decrease of general and administrative expenses and interest expense in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Income Taxes

Income taxes remained constant at $0.8 million in the second quarter of 2016, as compared to the second quarter of 2015.

Net Income

Net income increased by $1.5 million to $0.1 million for the three months ended June 30, 2016 from $1.4 million losses for the same period of 2015. The increase was primarily attributable to the decrease in general and administrative expenses and interest expenses in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table summarizes the results of our operations during the six month periods ended June 30, 2016 and June 30, 2015, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the six month period ended June 30, 2016 compared to the six month period ended June 30, 2015.

(All amounts, other than percentages, stated in U.S. dollar)

	Six months ended June 30,		Increase/	Increase/
			(Decrease)	(Decrease)
(In Thousands of U.S. Dollars)	2016	2015	($)	(%)
Net revenues	63,729	73,105	(9,376)	(12.8%	)
Cost of revenues	51,918	61,682	(9,764)	(15.8%	)
Gross profit	11,811	11,423	388	3.4%
Operating expenses
Selling and marketing expenses	3,589	3,162	427	13.5%
General and administrative expenses	2,228	7,182	(4,954)	(69.0%	)
Operating Income	5,994	1,079	4,915	455.5%
Government subsidy income	864	1,006	(142)	(14.1%	)
Interest and other income	586	837	(251)	(30.0%	)
Other expenses	2,135	503	1,632	324.5%
Interest expense	1,919	3,603	(1,684)	(46.7%	)
Loss from investment	4,608	-	4,608	-
Loss before taxation	(1,218)	(1,184)	34	2.9%
Income taxes	1,582	1,287	295	22.9%
Loss before non-controlling interests	(2,800)	(2,471)	329	13.3%
Non-controlling interests	267	(1,526)	1,793	117.5%
Net loss to common shareholders	(3,067)	(945)	2,122	224.6%

Revenue

Net revenues. Our net revenues for the six months ended June 30, 2016 totaled $63.7 million, which represents a decrease of approximately $9.4 million, or 12.8%, from the six month period ended on June 30, 2015, in which our net revenue was $73.1 million. The overall decrease was mainly attributable to the decrease in sales in our convenience food and frozen food segments, as reflected in the following table:

	Six months ended		Increase/	Increase/
(In thousands of U.S. dollars)	6/30/2016	6/30/2015	(Decrease)	(Decrease)
Chestnut	33,070	31,307	1,763	5.6%
Convenience food	17,284	26,550	(9,266)	(34.9%	)
Frozen food	13,375	15,248	(1,873)	(12.3%	)
Total	63,729	73,105	(9,376)	(12.8%	)

Net revenue from chestnuts products increased in the six months ended June 30 2016, is mainly attributable to the fact we have focused our promotional efforts on two products: open-bottom chestnuts and chestnut millet. These products are typically consumed year-round, have less seasonal volatility and have higher profit margins than other chestnut products. They have been quite popular in the second quarter of 2016, and we believe that they will contribute higher revenues and profit margins in the future.

Cost of Revenues. During the six months ended June 30, 2016, we experienced a decrease in cost of revenue of $9.7 million, in comparison to the six months ended June 30, 2015, from approximately $61.7 million to $52.0 million, reflecting a decrease of 15.8%. The decrease of cost of revenues was due to the decrease of net revenues.

Gross Profit. Our gross profit increased $0.4 million, or 3.4%, to $11.8 million for the six months ended June 30, 2016 from $11.4 million for the same period in 2015. Our gross margins increased from 15.6% to 18.5%. The increase in profit margins was primarily attributable to the proportional increase in our sales of chestnuts products having higher profit margins, which increased from 42.8% to 51.9% as a percentage of total revenue.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased $0.4 million during the six months ending 2015, as compared to the same period over last year. The following table reflects the main expense items:

Main Items in Selling and Marketing Expense in the Six
Months Ended June 30, 2016

(In thousands of U.S. dollars)
Transportation costs	$1,792.0
Personnel costs	$122.0
Rental	$214.0

The selling and marketing expense to net revenue ratio for the six months ended June 30, 2016 and 2015 was 5.6% and 4.3%, respectively. Management believes that the expense was reasonably incurred.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $5.0 million from approximately $7.2 million to $2.2 million for the six months ended June 30, 2016, compared to the same period in 2015. The decrease was mainly due to the deconsolidation of Minerve as Minerve went into the bankruptcy liquidation process in the current period. General and administrative of Minerve were $1.7 million for the six months ended June 30, 2015. In addition, the Company issued 987,500 shares as stock compensation to employees and directors during six months ended June 30, 2015, for which we recorded expense amounting to $1.3 million.

Interest Expense

Interest expense decreased $1.6 million, to $2.0 million for the three months ended June 30, 2016 from $3.6 million for the same period of 2015. The decrease was mainly attributable to the decrease of interest-bearing loan facilities decreased in the six months ended June 30, 2016. This increase was primarily due to the increase of taxable income in the six months ended June 30 2016.

Loss Before Taxation

Loss before taxation increased $0.1 million to $1.2 million for the six months ended June 30, 2016 from $1.1 million for the same period of 2015. Although general and administrative expenses and interest expense in the six months ended June 30, 2016 decreased $6.6 million compared to the same period of 2015, we recognized a $4.6 million loss for our investments in French and Portugal subsidiaries due to our loss in control of Minerve, which, as of June 30, 2016, had entered into court-ordered bankruptcy liquidations proceedings.

Income Taxes

Income taxes increased $0.3 million, or 22.9%, to $1.6 million in the six months ended June 30, 2016, as compared to $1.3 million in the six months ended June 30, 2015. This increase was primarily due to the increase of taxable income in the six months ended June 30, 2016.

Net Loss

Net loss increased $0.3 million to $2.8 million for the six months ended June 30, 2016 from $2.5 million for the same period of 2015. The decrease was attributable to the recognition of a $4.6 million loss for our investments in French and Portugal subsidiaries.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents (including restricted cash) of $43.2 million. Our cash and cash equivalents increased by approximately $10.8 million from December 31, 2015 primarily due to cash provided by investment activities and financing activities, partially offset by cash used in operating activities. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	Six Months Ended
	June 30,
(In Thousands of U.S. Dollars)	2016	2015
Net cash provided by/(used in) operating activities	(10,230)	19,678
Net cash provided by/(used in) investing activities	12,765	(6,709)
Net cash provided by (used in) financing activities	3,462	(6,243)
Net cash flow	5,997	6,726

Operating Activities

Net cash used in operating activities was $10.2 million for the six months ended June 30, 2016 and net cash provided by operating activities for the six months ended June 30, 2015 was approximately $19.7 million. The decrease was primarily due to the decrease of accounts and other payables of $23.8 million.

Investing Activities

Net cash provided by investing activities for the six months period ended June 30, 2016 was $12.8 million, representing an increase of $19.5 million from $6.7 million used in investment activities for the same period of 2015. The difference was primarily a result of increase in restricted cash of $12.7 million.

Financing Activities

Net cash provided by financing activities for the six months period ended June 30, 2016 was $3.5 million, representing an increase of $9.7 million from $6.2 million used in financing activities during the same period in 2015. The increase of the net cash generated from financing activities was primarily a result of higher net bank borrowings.

Loan Facilities

As of June 30, 2016, the amounts and maturity dates for our short-term bank loans are as set forth in the Note 10 to the Financial Statements included herein. The total amounts outstanding under such loans were $29.7 million as of June 30, 2016, compared with $36.3 million as of December 31, 2015.

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

As of June 30, 2016, the details pertaining to our subsidiaries were as follows:

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

As of June 30, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of June 30, 2016 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is a lawsuit currently pending in the Linyi City Intermediate People’s Court of Shandong Province (the “Linyi Court”), which was initially filed by Shandong Lorain, a subsidiary of the Company, against Junan Hengji Real Estate Development Co., Ltd. ("Junan Hengji") in November 2013. Shandong Lorain added Jiangsu Hengan Industrial Investment Group Co., Ltd. ("Heng An Investment") as a co-defendant after the case was first filed at the Linyi Court.

In September 2010, Shandong Lorain and Junan Hengji entered into a cooperative development agreement (the "Agreement") and in March 2011, Heng An Investment, an affiliated company of Junan Hengji, also entered into the Agreement with Shandong Lorain to jointly develop the project with Junan Hengji. Pursuant to the Agreement, Junan Henji and Heng An Investment are required to pay Shandong Lorain a total of RMB 20 million (approximately $3,225,806) fixed return according to the development status of the project developed by Junan Hengji and Heng An Investment. In deciding to bring suit, Shandong Lorain and the Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out-of-pocket expenses paid by Junan Hengji, as well as the litigation fee that is required to be paid to the court based upon the amount claimed. Ultimately, Shandong Lorain decided to file the lawsuit with Linyi Court to claim a fixed return of RMB 10 million (approximately $1,540,666).

In January 2014, the Linyi Court held its first trial session. During the trial, Heng An Investment filed a counterclaim against Shandong Lorain for repayment of out-of-pocket expenses which would offset the entire fixed return plus additional unpaid expenses of RMB 4,746,927 (approximately $765,633). Shandong Lorain responded that Heng An Investment did not have standing to file the counter-claim because the out-of-pocket payments were made by Junan Hengji. In November 2014, the court held a second trial session and completed its discovery process. On March 21, 2015, Shandong Lorain received the Linyi Court's decision that rejected Shandong Lorain's claim for RMB 10,000,000 against Junan Hengji and Heng An Investment. On April 3, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province.

In November 2015, the Supreme Court of Shandong Province vacated the decision of the Linyi Court and remanded the case back to the Linyi Court for a retrial. The retrial took place on April 25, 2016, at the Linyi City Intermediate People’s Court, and the decision thereon is currently pending. The Company is confident that Shandong Lorain will prevail on retrial.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)*

101.SCH	XBRL Taxonomy Extension Schema (1)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)*

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 22, 2016

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer
(Principal Executive Officer)

/s/ Zhanhai Yang
Zhanhai Yang
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (1)*

101.SCH	XBRL Taxonomy Extension Schema (1)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)*

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)*

* Filed herewith.