Form 10-Q
period 2016-09-30
American Lorain CORP
filed 2016-11-21
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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
Yes [_]      No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of November 18, 2016 was 38,274,490

AMERICAN LORAIN CORPORATION

FORM 10-Q
For the Quarterly Period Ended September 30, 2016

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	“We,” “us” and “our” refer to ALN, and except where the context requires otherwise, our wholly-owned and majority-owned direct and indirect operating subsidiaries.

•	“ALN” refers to American Lorain Corporation, a Nevada corporation (formerly known as Millennium Quest, Inc.).

•	“Minervea” refers to Conserverie Minerve*, a limited liability company organized under the laws of France that is majority- owned by JunanHongrun.

•	“ILH” refers to International Lorain Holding, Inc., a Cayman Islands company that is wholly - owned by ALN.

•	“Junan Hongrun” refers to Junan Hongrun Foodstuff Co., Ltd.

•	“Luotian Lorain” refers to Luotian Green Foodstuff Co., Ltd.

•	“Beijing Lorain” refers to Beijing Green Foodstuff Co., Ltd.

•	“Shandong Lorain” refers to Shandong Green Foodstuff Co., Ltd.

•	“Dongguan Lorain” refers to Dongguan Green Foodstuff Co., Ltd.

•	“Shandong Greenpia” refers to Shandong Greenpia Foodstuff Co., Ltd.

•	“RMB” refers to Renminbi, the legal currency of China.

•	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

•	“China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong and Macau).

*On August 8, 2015, the Company re-organized its French operations by merging the operations of Conserverie Minerve into its immediate parent and 100% shareholder Athena, and concurrently, Athena wound up and dissolved Conserverie Minerve. Athena subsequently changed its own legal name to Conservie Minerve to continue its business.

ITEM 1. Financial Statements

AMERICAN LORAIN CORPORATION

REVIEWED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (“the Company”) as of September 30, 2016 and December 31, 2015, and the related statements of income and cash flows for the three and nine months ended September 30, 2016 and 2015. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
November 21, 2016	Certified Public Accountants

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

	At September 30,	At December 31,
	2016	2015
		(Audited)
ASSETS
Current assets
Cash and cash equivalents	$37,440,963	$20,664,487
Restricted cash	3,074,352	11,792,596
Trade accounts receivable	42,622,856	62,532,017
Other receivables	8,451,076	12,107,256
Inventories	45,764,780	43,712,048
Advance to suppliers	41,156,463	34,631,432
Prepaid expenses and taxes	1,380,043	1,868,744
Deferred tax asset	165,536	-
Security deposits and other assets	837,252	3,741,346
Total current assets	$180,893,321	$191,049,926

Non-current assets
Investment	2,998,780	3,081,332
Property, plant and equipment, net	73,882,694	82,110,315
Construction in progress, net	13,659,700	13,890,270
Intangible assets, net	14,096,502	16,186,515
Goodwill	-	3,219,172
TOTAL ASSETS	$285,530,997	$309,537,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	$30,327,856	$36,310,826
Notes payable	-	2,965,747
Long-term debt – current portion	29,907,617	22,197,027
Accounts payable	7,901,513	22,463,974
Taxes payable	2,764,259	5,863,261
Accrued liabilities and other payables	7,065,161	4,740,898
Related party payable	-	1,755,216
Deferred tax liabilities	-	5,076
Customers deposits	1,256,545	237,311
Capital lease – current portion	475,844	464,090
Total current liabilities	$79,698,795	$97,003,426

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
AUDITED CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

	At September 30,	At December 31,
	2016	2015
		(Audited)
Long-term liabilities
Long-term bank loans	$-	$326,591
Notes payable and debenture	-	9,544,425
Capital lease – current portion	594,133	694,989
TOTAL LIABILITIES	$80,292,928	$107,569,431

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 38,274,490 and 38,259,490 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	38,275	38,260
Additional paid-in capital	57,852,249	57,842,064
Statutory reserves	24,660,666	24,660,666
Retained earnings	98,627,472	101,389,920
Accumulated other comprehensive income	15,700,482	10,196,987
Non-controlling interests	8,358,925	7,840,202
TOTAL STOCKHOLDER’S EQUITY	$205,238,069	$201,968,099

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$285,530,997	$309,537,530

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Stated in US Dollars)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net revenues	$104,543,508	$120,786,813	$40,814,526	$47,681,598
Cost of revenues	86,405,178	101,073,478	34,487,235	39,391,557
Gross profit	$18,138,330	$19,713,335	$6,327,291	$8,290,041

Operating expenses
Selling and marketing expenses	4,802,777	5,037,527	1,214,098	1,875,739
General and administrative expenses	3,328,404	9,530,701	1,100,626	2,348,402
	8,131,181	14,568,228	2,314,724	4,224,141

Operating income	$10,007,149	$5,145,107	$4,012,567	$4,065,900

Government subsidy income	858,361	1,947,630	-	941,545
Interest income	26,044	391,056	7,526	116,451
Other income	482,689	649,045	29,867	87,371
Other expenses	(2,014,681)	(850,313)	-	(347,684)
Interest expense	(4,726,282)	(5,620,812)	(2,807,121)	(2,017,820)
Loss from investment	(4,607,691)	-	-	-
	(9,981,560)	(3,483,394)	(2,769,728)	(1,220,137)

Earnings before tax	$25,589	$1,661,713	$1,242,839	$2,845,763

Income tax	(2,269,315)	(2,255,036)	(686,868)	(967,650)

Net income/(loss)	$(2,243,726)	$(593,323)	$555,971	$1,878,113

Other comprehensive income:
Foreign currency translation gain	5,503,485	(4,958,027)	(830,568)	(6,063,073)
Comprehensive Income	3,259,759	(5,551,350)	(274,597)	(4,184,960)
Net income attributable to:

-Common stockholders	$(2,762,449)	$1,318,452	$304,704	$2,263,262
-Non-controlling interest	518,723	(1,911,775)	251,267	(385,149)
	$(2,243,726)	$(593,323)	$555,971	$1,878,113

Earnings/(loss) per share
- Basic	$(0.06)	$0.04	$0.01	$0.06
- Diluted	$(0.06)	$0.04	$0.01	$0.06

Weighted average shares outstanding
- Basic	38,261,641	36,727,504	38,265,919	36,972,265
- Diluted	38,261,641	36,727,504	38,265,919	36,972,265

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(STATED IN US DOLLARS)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2016	2015	2016	2015
Cash flows from operating activities
Net income	$(2,243,726)	$(593,323)	$555,971	$1,878,113
Stock compensation expense	10,200	987,500	10,200	-
Depreciation of fixed assets	2,737,649	3,037,385	889,046	1,023,350
Amortization of intangible assets	272,680	289,497	89,018	97,727
Write down of assets from investment loss from deconsolidation	(13,279,243)	-	-	-
(Increase)/decrease in accounts and other receivables	23,565,341	11,063,323	(12,795,320)	(12,837,631)
Decrease/(increase) in inventories	(2,052,732)	(1,034,711)	8,094,819	8,567,805
Decrease/(increase) in advance to suppliers	(6,525,030)	-	(5,182,218)	-
Decrease/(increase) in prepayment	488,702	(230,948)	1,095,014	(96,065)
(Increase) in deferred tax asset	(170,612)	(38,327)	649	(12,351)
Increase/(decrease) in accounts and other payables	(14,317,968)	12,887,010	4,202,893	7,629,986
Increase/(decrease) in related party payable	(1,755,216)	(397,660)	-	40,442
Net cash (used in)/provided by operating activities	(13,269,955)	25,969,746	(3,039,928)	6,291,376

Cash flows from investing activities
Decrease in restricted cash	8,718,244	(10,529,664)	1,883,097	(4,655,012)
Purchase of plant and equipment	(202,765)	(1,905,906)	(12,738)	(1,512,795)
Payment for the purchase of land use rights	-	(56,813)	-	444
Sales of investments	-	-	-	(159,615)
Increase/(decrease) in deposits	6,123,266	(606,921)	3,283	(62,971)
Net cash used in investing activities	14,638,745	(13,099,304)	1,873,642	(6,389,949)

Cash flows from financing activities
Repayment of bank borrowings	(12,888,655)	(7,731,253)	(6,632,350)	(4,241,287)
Proceeds from bank borrowings and debentures	14,222,776	16,388,949	4,445,198	12,257,115
Repayment of long-term borrowings and notes payable	-	(21,109,957)	-	(14,225,110)
Repayment of capital lease	(89,100)	-	(30,107)
Net cash provided by/(used in) financing activities	$1,245,021	$(12,452,261)	$(2,217,259)	$(6,209,282)

Net Increase/(decrease) of Cash and Cash Equivalents	2,613,811	418,181	(3,383,545)	(6,307,855)

Effect of foreign currency translation on cash and cash equivalents	14,162,665	446,939	2,300,268	185,641

Cash and cash equivalents–beginning of period	20,664,487	30,279,988	38,524,240	37,267,322

Cash and cash equivalents–end of period	$37,440,963	$31,145,108	$37,440,963	$31,145,108

Supplementary cash flow information:
Interest received	$26,044	$391,056	$7,526	$116,451
Interest paid	$1,179,702	$2,815,173	$264,791	$554,080
Income taxes paid	$3,661,511	$1,973,428	$822,904	$788,965

See Accompanying Notes to the Financial Statements and Accountant’s Report

AMERICAN LORAIN CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
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

On February 7, 2014, American Lorain Corporation, through its indirect wholly-owned subsidiary, Junan Hongrun, entered into two Share Purchase Agreements with Intiraimi, a limited liability company organized under the laws of France, and Biobranco II, a company organized under Portuguese law, to acquire 51% of the share capital of Athena Group. On June 30, 2014, Junan Hongrun officially completed the acquisition. On August 8, 2015, the Company re-organized its French operations by merging the operations of Conserverie Minerve into its immediate parent and 100% shareholder Athena, and concurrently, Athena wound up and dissolved Conserverie Minerve. Athena subsequently changed its own legal name to Conservie Minerve to continue its business. Minerve received a court order to enter into bankruptcy liquidation proceedings on April 19, 2016. Consequently, as of September 30, 2016, Minerve was deconsolidated from the Company due to the loss in control resulting from such proceedings. For additional information, please refer to Note 24 – Subsequent Events.

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
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
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

The Company regrouped certain accounts in its presentation of changes in assets and liabilities in the statement of cash flows for the nine months ended September 30, 2016 in order to be consistent with the presentation provided for the year ended December 31, 2015. There was no impact on earnings for the regrouping.

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

As of September 30, 2016, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital
International Lorain Holding Inc.	Cayman Islands	100	$46,659,135
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	44,861,741
Shandong Lorain Co., Ltd.	PRC	80.2	12,123,985
Beijing Lorain Co., Ltd.	PRC	100	1,540,666
Luotian Lorain Co., Ltd.	PRC	100	3,797,774
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,303,063
Dongguan Lorain Co., Ltd.	PRC	100	149,939

As of September 30, 2016, Minerve was deconsolidated from the Company due to the loss in control resulting from Minerve’s entry into bankruptcy liquidation proceedings following a court order. The audited accounts of Minerve at December 31, 2015 have not been deconsolidated and reclassified as a result of the bankruptcy proceedings.

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
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
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
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
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
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
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
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

(r)	Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. The Company did not make any transfers from retained earnings to statutory reserves for the nine months ended September 30, 2016 and 2015. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

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

	9/30/2016	12/31/2015	9/30/2015
Period/year end RMB: US$ exchange rate	6.6694	6.4907	6.3538
Period/annual average RMB: US$ exchange rate	6.5792	6.2175	6.1606
Period/year end EUR: US$ exchange rate	0.8919	0.9168	0.8893
Period/annual average EUR: US$ exchange rate	0.8960	0.9011	0.8969

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
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
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

As of September 30, 2016 and December 31, 2015, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the nine months ended September 30, 2016 and 2015 included net income and foreign currency translation adjustments.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

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

As of September 30, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

4.	TRADE ACCOUNTS RECEIVABLE

	9/30/2016	12/31/2015
Trade accounts receivable	$43,182,343	$68,433,828
Less: Allowance for doubtful accounts	(559,487)	(5,901,811)
	$42,622,856	$62,532,017

Allowance for bad debt:	9/30/2016	12/31/2014
Beginning balance	$(5,901,811)	$(5,919,625)
Additions to allowance	-	-
Bad debt written-off from lost in investment	5,342,324	17,814
Ending balance	$(559,487)	$(5,901,811)

The Company offers credit terms of between 30 to 60 days to most of their domestic customers, including supermarkets and wholesalers, around 90 days to most of their international customers, and between 0 to 15 days for most of the third-party distributors the Company works with.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

5.	OTHER RECEIVABLES

Other receivables consisted of the following as of September 30, 2016 and December 31, 2015:

	9/30/2016	12/31/2015
Advances to employees for job/travel disbursements	3,181,709	2,160,303
Amount due by a non-related enterprise	149,940	154,067
Other non-related receivables	804,306	1,844,125
Other related party receivables	56,821	89,509
Short-term investment sale receivable	1,499,390	1,540,666
Vendor rebate receivable	-	6,318,586
Recoverable inventory from loss of investment	2,758,911	-
	$8,451,076	$12,107,256

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment, commissions, and procurement of certain raw materials. The advances issued to employees may be carried for extended periods of time because employees may spend several months out in the field working to procure new sales contracts or fulfill existing contracts.

Specifically, the company uses available employees of the purchasing department to arrange purchases with desirable chestnut or other raw material growers. However, because many of these growers are in rural farming areas of China where traditional banking and credit arrangements are difficult to implement, the Company must utilize cash purchases and also must contract for its future needs by placing a good faith deposit in cash with the growers. None of these advances to employees for delivery to the growers on behalf of the Company are “personal loans” to the employees. Advances to employees for purchase of materials in other receivables are adjusted to advances to suppliers as of September 30, 2016.

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

As of December 31, 2015, a total of RMB 42,029,955 has been received and there was an unpaid balance of RMB 27,574,045. The Company filed suit against Junan Hengji and Heng An Investment in 2014 for a claim of RMB 10,000,000, which is half of the original guaranteed profit of RMB 20,000,000. In deciding to bring suit, the Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out of pocket expenses paid by Junan Hengji as well as the preliminary litigation fee that Shandong Lorain was required to pay to the court by based upon the amount in dispute. Shandong Lorain decided to file the lawsuit with the Linyi City Intermediate People's Court to claim a fixed return of RMB 10 million (approximately US$1,499,390).

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
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

As of September 30, 2016, RMB 10,000,000 (US $ 1,499,390) is due and payable to the Company since the decision from the lower court does not become effective until the appeal procedure is completed or expired. In November 2015, the Supreme Court of Shandong Province vacated the decision of the Linyi Court and remanded the case back to the Linyi Court for a retrial. The retrial took place on April 25, 2016, at the Linyi City Intermediate People’s Court, and the decision thereon is currently pending.

6.	INVENTORIES

Inventories consisted of the following as of September 30, 2016 and December 31, 2015:

	9/30/2016	12/31/2015
Raw materials	$29,622,090	$23,272,163
Finished goods	16,142,690	20,439,885
	$45,764,780	$43,712,048

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of September 30, 2016 and December 31, 2015:

	9/30/2016	12/31/2015
At Cost:
Buildings	$74,716,284	$82,678,210
Land	-	209,010
Landscaping, plant and tree	10,054,240	10,331,020
Machinery and equipment	14,743,219	22,188,630
Office equipment ]	770,126	1,059,269
Motor vehicles	554,030	592,045
	$100,837,901	$117,058,184
Less: Accumulated depreciation
Buildings	(11,949,132)	(15,445,517)
Landscaping, plant and tree	(5,237,501)	(4,705,085)
Machinery and equipment	(8,784,756)	(13,157,839)
Office equipment	(576,193)	(1,199,028)
Motor vehicles	(407,623)	(440,400)
	(26,955,206)	(34,947,869)

	$73,882,694	$82,110,315

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

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $ 1,848,602 and $2,014,035, respectively.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

8.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of September 30, 2016 and December 31, 2015:

	9/30/2016	12/31/2015
Land use rights, at cost	16,125,759	16,569,679
Utilities rights, at cost	46,642	47,926
Software, at cost	106,988	463,246
Patent, at cost	1,414	1,419,428
	$16,280,803	$18,500,279

Less: Accumulated amortization	(2,184,301)	(2,313,764)
	$14,096,502	$16,186,515

All land is owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. Amortization expense for the three month periods ended September 30, 2016 and 2015 were $89,018 and $97,727, respectively. Amortization expense for the nine month periods ended September 30, 2016 and 2015 were $183,662 and $289,497, respectively.

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

10.	BANK LOANS

Bank loans include bank overdrafts, short-term bank loans, and current portion of long-term loan, which consisted of the following as of September 30, 2016 and December 31, 2015:

Bank Overdrafts	9/30/2016	12/31/2015
CIC Lorient Enterprises, Interest rate of EURIBOR+1.70% due within 3 months	$-	$141,210
Credit Agricole, Interest rate of EURIBOR+1.70% due within 3 months	-	140,453
LCL Banque et Assurance, Interest rate of EURIBOR+1.70% due within 3 months	-	3,800
Société Générale, Interest rate of EURIBOR+1.70% due within 3 months	-	83,500
Banque Tarneud, Interest rate of EURIBOR+1.70% due within 3 months	-	407,917
BPI France, Interest rate of EURIBOR+1.70% due within 3 months	-	-
BNP Paribas, Interest rate of EURIBOR+1.70% due within 3 months	-	194,835
HSBC, Interest rate of EURIBOR+1.70% due within 3 months	-	3,459
GE, Interest rate of EURIBOR+1.70% due within 3 months	-	707
BES, Interest rate of EURIBOR+1.70% due within 3 months	-	236
Banco Portugues de Negocios	-	1,672
Banco Espirito Santo	-	3,545
	$-	$981,334

Bank overdrafts are collateralized by inventory.

Short-term Bank Loans	9/30/2016	12/31/2015

Loan from Industrial and Commercial Bank of China,
• Interest rate at 6.72% per annum; due 12/1/2015	-	1,509,061
• Interest rate at 6.305% per annum; due 1/4/2016	-	1,016,839
• Interest rate at 6.955% per annum; due 4/20/2016*	3,744,388	3,851,665
• Interest rate at 6.02% per annum; due 12/26/2016	1,499,390	-
• Interest rate at 4.30% per annum; due 4/30/2017	1,113,372	-
• Interest rate at 4.30% per annum; due 6/29/2017	1,124,542	-
• Interest rate at 4.30% per annum; due 6/29/2017	1,181,519	-
• Interest rate at 4.30% per annum; due 8/2/2017	989,597	-

Loan from China Minsheng Bank Corporation, Linyi Branch
•Interest rate at 5.98% per annum due 9/22/2016	1,499,390	1,540,666

Loan from Agricultural Bank of China, Junan Branch
• Interest rate at 7.28% per annum due 1/22/2016	-	2,203,152
• Interest rate at 5.52% per annum due 9/5/2016*	2,998,779	3,081,332
• Interest rate at 5.655% per annum due 1/31/2017	2,144,127	-

Loan from Agricultural Bank of China, Luotian Branch
• Interest rate at 5.65% per annum due 4/22/2017	1,499,390	-

China Agricultural Development Bank,
•Interest rate at 5.6% per annum due 1/6/2016	-	770,333

Luotian Sanliqiao Credit Union,
• Interest rate at 9.72% per annum due 1/14/2017	1,499,390	2,002,866
• Interest rate at 9.72% per annum due 2/4/2017	449,817
• Interest rate at 9.72% per annum due 9/7/2017	449,817
Bank of Ningbo,
• Interest rate at 7.80% per annum due 10/27/2016	1,199,512	1,232,533

Hankou Bank, Guanggu Branch,
• Interest rate at 6.85% per annum due 10/24/2016	1,499,390	1,540,666

Postal Savings Bank of China,
• Interest rate at 9.72% per annum due 7/27/2016*	389,841	400,573

Bank of Rizhao,
• Interest rate at 7.28% per annum due 1/19/2016	-	1,540,666

China Construction Bank,
• Interest rate at 6.18% per annum due 11/29/2016	749,695	770,333

Luotian County Ministry of Finance,
• Interest rate at 6.18% per annum due 11/29/2016	-	616,266

Huaxia Bank,
• Interest rate at 5.66% per annum due 5/19/2017*	1,499,390	1,540,666

City of Linyi Commercial Bank, Junan Branch,
• Interest rate at 8.4% per annum due 2/16/2016*	1,497,883	1,540,666
• Interest rate at 7.83% per annum due 7/15/2016	2,998,779	3,081,332

Bank of China, Paris Branch
• Interest rate at 2.80% per annum due 11/18/2015	-	4,363,002
• Interest rate at 2.80% per annum due 2/11/2016	-	2,726,875

Hubei Jincai Credit and Financial Services Co. Ltd.
• Interest rate at 9.00% per annum due 1/12/2017	299,878	-
	30,327,859	35,329,492

	$30,327,859	$36,310,826

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

The short-term loans, which are denominated in the functional currencies Renminbi (RMB) and Euros, were primarily obtained for general working capital. If not otherwise indicated in the below remarks, short-term loans are guaranteed by either companies within the group or personnel who hold a management role within the group.

* Note: The loans have not been repaid as of September 30, 2016 and are in negotiation of either renewing loan agreements or repayment terms.

11.	CURRENT PORTION – LONG TERM DEBT

Current portions of notes payable, debentures, and long-term debt consisted of the following as of September 30, 2016 and December 31, 2015:

	9/30/2016	12/31/2015
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016*	$9,288,719	$-
Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015*	14,993,897	15,406,658
BNP Paribas,
• Interest rate at 4.20% per annum due 12/20/2016	-	97,678
CIO,
• Interest rate at 4.20% per annum due 12/20/2016	-	137,733
Credit Agricole,
• Interest rate at 4.20% per annum due 12/20/2016	-	129,338
• Interest rate at 1.85% per annum due 1/25/2017	-	50,237
Banque Tarneud,
• Interest rate at 3.28% per annum due 12/2016	-	65,336
• Interest rate at 2.90% per annum due 12/2016	-	121,689
BPI France,
• Interest rate at 3.42% per annum due 12/20/2016	-	409,031
Société Générale,
• Interest rate at 2.90% per annum due 5/15/2016	-	17,142
LCL,
• Interest rate at 4.20% per annum due 12/20/2016	-	137,185
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 9/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 3/15/2016	1,875,000	1,875,000
	30,002,798	22,197,027

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

The Company began repaying its loan with DEG in semi-annual installments on September 15, 2012. As of September 30, 2016 and December 31, 2015, the Company has not repaid any principal. The loan was collateralized with the following terms:

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

(d.)	Undertake to provide a guarantee from Mr. Si Chen in form and substance satisfactory to DEG.

The Company is in default and in the process of negotiation with DEG to reschedule the three installment repayments, which are currently past due.

As result of the Company’s default, on September 7, 2016, DEG exercised its rights to transfer title of the 10,794,066 shares pledged by Mr. Si Chen.

12.	NOTES PAYABLE AND CONVERTIBLE PROMISSORY NOTE

Notes payable consisted of the following as of September 30, 2016 and December 31, 2015:

	9/30/2016	12/31/2015
Notes payable issued by Hankou Bank,
• Interest rate at 5.55% per annum due 3/24/2015	$-	$-
Notes payable issued by BNP Paribas,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	-	630,214

Notes payable issued by CIC Lorient Enterprises,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	-	929,562

Notes payable issued by Credit Agricole,
• Interest rate at EURIBOR + 1.7% per annum due within 3 months	-	443,203

Notes payable issued by LCL Banque et Assurance,
• Interest rate at EURIBOR + 1.7% per annum due within 1 months	-	516,773

Notes payable issued by Société Générale,
• Interest rate at EURIBOR + 1.7% per annum due within 1 months	-	445,995

	$-	$2,965,747

The notes payable are guaranteed by third party guarantors.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

13.	TAXES PAYABLES

Taxes payable consisted of the following as of September 30, 2016 and December 31, 2015:

	9/30/2016	12/31/2015
Value added tax payable	$478,447	$2,187,542
Corporate income tax payable	883,184	2,370,952
Employee payroll tax withholding	22,191	9,561
Property tax payable	119,342	87,619
Stamp tax payable	1,529	1,571
Business tax payable	145,602	149,610
Land use tax payable	241,499	159,923
Capital gain tax payable	872,465	896,483
	$2,764,259	$5,863,261

14.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following as of September 30, 2016 and December 31, 2015:

	9/30/2016	12/31/2015
Accrued salaries and wages	$43,809	$278
Accrued utility expenses	47,010	331,692
Accrued interest expenses	4,760,089	1,700,353
Accrued transportation expenses	855,702	1,029,973
Other accruals	354,937	983,857
Business and other taxes	609,253	377,957
Accrued staff welfare	394,361	316,788
	$7,065,161	$4,740,898

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

15.	LONG-TERM DEBT

Non-current portions of notes payable and debentures consisted of the following as of September 30, 2016 and December 31, 2015:

	9/30/2016	12/31/2015
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	-	9,544,425

	$-	$9,544,425

The Company is negotiating with the debenture holders to extend repayment terms.

16.	CAPITALIZATION

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

As detailed in the table below, the total number of outstanding shares at September 30, 2016 was 38,259,490 shares.

American Lorain Corporation
Capitalization Reconciliation Table

	Par value authorized	Issuance date	Shares outstanding
Common stock at 1/1/2009	200,000,000		25,172,640
New shares issued to employees and vendors during 2009		Various dates	56,393
New shares issued to PIPE investors		10/28/2009	5,011,169
New shares issued to service provider during 2010		2/10/2010	2,000
New shares issued to PIPE investors		9/10/2010	3,440,800
New shares issued to employee		9/23/2010	5,000
New shares issued as acquisition consideration		9/24/2010	731,707
New shares issued to service provider during 2011		5/5/2011	25,000
New shares issued to employees per stock incentive plan		7/20/2011	27,092
New shares issued to employees per stock incentive plan		11/21/2011	36,073
New shares issued to employees per stock incentive plan		10/5/2012	108,840
New shares issued to service provider during 2014		8/22/2014	300,000
New shares issued upon conversion of convertible debenture		4/20/2015	2,355,276
New shares issued to employees per stock incentive plan		6/12/2015	987,500
New shares issued to employee		8/22/2016	15,000
Common stock at 9/30/2016			38,274,490

17.	NON-CONTROLLING INTERESTS

The non-controlling interest represents the following:

(1)	19.8% equity of Shandong Lorain held by the Shandong Economic Development Investment Corporation, which is a state-owned interest.

18.	SALES BY PRODUCT TYPE

Sales by categories of product consisted of the following as of September 30, 2016 and 2015:

Category	9/30/2016	9/30/2015
Chestnut	$54,472,598	$53,703,400
Convenience food	27,487,919	40,190,053
Frozen food	22,582,991	26,893,360
Total	$104,543,508	$120,786,813

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

Revenue by geography consisted of the following as of September 30, 2016 and 2015:

Country	9/30/2016	9/30/2015
Australia	$76,629	$51,402
Austria	-	48,904
Azerbaijan	-	109,493
Belgium	30,451	1,379,934
Brazil	56,616	-
China	91,150,142	91,168,975
France	242,017	8,874,153
Georgia	-	88,594
Germany	108,657	185,806
Hong Kong	94,469	1,146,902
Israel	118,351	283,186
Italy	-	175,210
Japan	5,518,189	7,944,665
Malaysia	959,367	916,623
Morocco	-	3,872
Netherlands	1,975	10,090
Philippines	-	1,180,445
Portugal	336,404	300,564
Reunion	-	50,569
Saudi Arabia	94,206	-
Singapore	1,287,222	793,954
South Korea	3,648,654	2,911,142
Spain	-	264,384
Taiwan	251,265	317,590
Thailand	376,662	1,289,803
United Kingdom	-	35,521
United States	192,232	1,277,079
Total	$104,543,508	$120,786,813

19.	INCOME TAXES

All of the Company’s operations are in the PRC, and in accordance with the relevant tax laws and regulations. The corporate income tax rate for each country is as follows:

•	PRC tax rate is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the nine months ended September 30, 2016 and 2015:

	9/30/2016	9/30/2015
Income attributed to PRC & Europe	$103,788	$2,998,352
Loss attributed to US	(78,200)	(1,336,639)
Income before tax	25,588	1,661,713

PRC Statutory Tax at 25% Rate
Effect of tax exemption granted	2,269,315	2,255,036
Income tax	$2,269,315	$2,255,036

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

Per Share Effect of Tax Exemption

	9/30/2016	9/30/2015
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	38,261,641	36,727,504
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the three months ended September 30, 2016 and 2015:

	9/30/2016	9/30/2015
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Tax holiday for foreign investments	6,316%	110%
The Company’s effective tax rate	6,340%	135%

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

The Company’s detailed tax rates for its Chinese subsidiaries for 2016 and 2015 in the following table:

	China Income Tax Rate
Subsidiary	2016	2015
Junan Hongran	25%	25%
Luotian Lorain	25%	25%
Beijing Lorain	25%	25%
Shandong Lorain	25%	25%
Shandong Greenpia	25%	25%
Dongguan Lorain	25%	25%

20.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	For the nine months		For the three months ended
	ended September 30,		September 30,
	2016	2015	2016	2015
Basic Earnings Per Share Numerator
Net Income/(loss)	$(2,762,449)	1,318,452	$304,704	$2,263,262

Income Available to Common Stockholders	$(2,762,449)	$1,318,452$	304,704	$2,263,262

Diluted Earnings Per Share Numerator
Income Available to Common Stockholders	$(2,762,449)	$1,318,452$	304,704	$2,263,262

Income Available to Common Stockholders on
Converted Basis	$(2,762,449)	$1,318,452$	304,704	$2,263,262

Original Shares:	38,259,490	34,916,714	38,259,490	38,259,490
Additions from Actual Events
-Issuance of Common Stock	15,000	3,342,776	15,000	-
Basic Weighted Average Shares Outstanding	38,261,641	36,727,504	38,265,919	38,259,490

Dilutive Shares:
Additions from Potential Events
-Exercise of Investor Warrants & Placement Agent Warrants	-	-	-	-
- Exercise of Employee & Director Stock Options	-	-	-
Diluted Weighted Average Shares Outstanding:	38,261,641	36,727,504	38,265,919	38,259,490

Earnings/(Loss) Per Share
- Basic	(0.06)	0.04	$0.01	$0.06
- Diluted	(0.06)	0.04	$0.01	$0.06

Weighted Average Shares Outstanding
- Basic	38,261,641	36,727,504	38,265,910	38,259,490
- Diluted	38,261,641	36,727,504	38,265,910	38,259,490

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
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

For the nine month periods ended September 30, 2016 and 2015, the Company did not grant any stock options.

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

22.	LEASE COMMITMENTS

(a.)

On August 9, 2008, the Company entered into an operating lease agreement leasing a factory building located in Dongguan, China. The lease was signed by Shandong Lorain on behalf of Dongguan Lorain and expires on August 9, 2018.

The minimum future lease payments for this property at September 30, 2016 are shown in the following table:

Period	Lease payment
Year 1	$92,685
Year 2	65,652
Year 3	14,160
$172,497

The minimum future lease payments for this property at December 31, 2015 are shown in the following table:

Period	Lease payment
Year 1	$92,685
Year 2	92,685
Year 3	56,641
$242,011

The outstanding lease commitment as of September 30, 2016 and December 31, 2015 was $172,497 and $242,011.

(b.)

During the year ended December 31, 2013, the Company entered into three operating lease agreements leasing three plots of land where greenhouses are maintained to grow seasonal crops. The leases were signed by Junan Hongrun Foodstuff Co., Ltd. and expires on April 25, 2033, May 19, 2033, and June 19, 2033, respectively.

The minimum future lease payments for these properties at September 30, 2016 are shown in the following tables:

Period	Greenhouse 1	Greenhouse 2	Greenhouse 3
Year 1	$72,316	$88,038	$10,496
Year 2	72,316	88,038	10,496
Year 3	72,316	88,038	10,496
Year 4	72,316	88,038	10,496
Year 5	72,316	88,038	10,496
Year 5 and thereafter	875,879	1,124,117	137,100
	$1,237,457	$1,564,308	$189,579

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
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

The outstanding lease commitments for the three greenhouses as of September 30, 2016 and December 31, 2015 were $2,991,344 and $3,260,000, respectively.

23.	CAPITAL LEASE OBLIGATIONS

The Company leases certain machinery and equipment under leases classified as capital leases. For the three months ended September 30, 2016, the Company entered into the following capital leases:

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

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2016:

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

Year 1	573,306
Year 2	594,133
Year 3	-
Total minimum lease payments	1,167,439
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	(25,822)
Net minimum lease payments	1,141,617
Less: Amount representing interest	(71,640)
Present value of net minimum lease payments	1,069,677

Reflected in the balance sheet as current and noncurrent obligations under capital leases of $475,844 and $594,133, respectively.

As of December 31, 2015, the present value of minimum lease payments due within one year is $1,159,079.

24.	CONTINGENCIES AND LITIGATION

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

In September 2010, Shandong Lorain and Junan Hengji entered into a cooperative development agreement (the "Agreement") and in March 2011, Heng An Investment, an affiliated company of Junan Hengji, also entered into the Agreement with Shandong Lorain to jointly develop the project with Junan Hengji. Pursuant to the Agreement, Junan Henji and Heng An Investment are required to pay Shandong Lorain a total of RMB 20 million (approximately $3,225,806) fixed return according to the development status of the project developed by Junan Hengji and Heng An Investment. The payment was due but unpaid in [Month/Year]. In deciding to bring suit, Shandong Lorain and the Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out-of-pocket expenses paid by Junan Hengji, as well as the litigation fee that is required to be paid to the court based upon the amount claimed. Ultimately, Shandong Lorain decided to file the lawsuit with Linyi Court to claim a fixed return of RMB 10 million (approximately $1,499,390).

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

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(Stated in US Dollars)

25.	RISKS

A.	Credit risk

Since the Company’s inception, the age of account receivables has been less than one year indicating that the Company is subject to minimal risk borne from credit extended to customers.

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

Revenue achieved in the third quarter of 2016 is $40.8 million, which decreased $6.9 million compared to the same period of 2015. Domestic sales in the third quarter of 2016 decreased $1.9 million as compared to same period of last year. Revenue from three product segments all experienced decline. In the coming quarters, American Lorain anticipates that domestic market demand for its traditional chestnut product line will increase. Outside China, sales decreased $5.0 million compared to the same period of 2015. The decrease is mainly due to a decrease in our revenue from Europe as a result of questions raised by CTCPA regarding the origin of canned chestnuts sold by Conserverie Minerve in potential contravention of CTCPA policies.

Production Factors that Affect our Financial and Operating Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During the third quarter of 2016, the cost of our raw materials and external purchased finished goods decreased from $30.0 million to $28.2 million, as compared to the third quarter of 2015, for a decrease of approximately 6.0%. The decrease is mainly due to the decrease of total cost of sales. Cost of raw materials and external purchased finished goods normally accounts for over 81.9% of total cost of revenue, which fluctuates with the market supply conditions. We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time.

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

We funded approximately 30.0% of our working capital from the proceeds of short-term loans from Chinese and overseas banks in the third quarter of 2016, as compared to 40.0% over the same period last year. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and guarantees by third parties. Our balance of short-term bank loans as of September 30, 2016 was approximately $30.3 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing in 2010, the Chinese government began implementing more stringent credit policies to curb inflation and soaring property prices. These policies could negatively impact our ability to obtain or roll over these short term loans, and hence our possession of sufficient available funds to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

We anticipate that our existing capital resources and cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements for 2017. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include obtaining alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are extremely difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table summarizes the results of our operations during the three month periods ended September 30, 2016 and September 30, 2015, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015.

(All amounts, other than percentages, stated in U.S. dollar)

	Three months ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
(In Thousands of USD)	2016	2015	($)	(%)
Net revenues	40,815	47,682	(6,867)	(14.4%	)
Cost of revenues	34,487	39,392	(4,905)	(12.5%	)
Gross profit	6,328	8,290	(1,962)	(23.7%	)
Operating expenses
Selling and marketing expenses	1,216	1,876	(660)	(35.2%	)
General and administrative expenses	1,100	2,348	(1,248)	(53.2%	)
Operating Income	4,012	4,066	(54)	(1.3%	)
Government subsidy income	-	942	(942)	-
Interest and other income	38	203	(165)	(81.3%	)
Other expenses	-	348	(348)	-
Interest expense	2,807	2,018	789	39.1%
Earnings before tax	1,243	2,845	(1,602)	(56.3%	)
Income tax	687	967	(280)	(29.0%	)
Income before non-controlling interests	556	1,878	(1,322)	(70.4%	)
Non-controlling interest	251	(385)	636	165.2%
Net income of common stockholders	305	2,263	(1,958)	(86.5%	)

Net Revenues

Our net revenues for the three months ended September 30, 2016 amounted to $40.8 million, which represents a decrease of approximately $6.9 million, or 14.4%, from the three month period ended on September 30, 2015, in which our revenue was $47.7 million. The overall decrease was attributable to the decrease in sales of all of our product segments, as reflected in the following table:

	Three months ended		Increase/	Increase/
(In thousands of U.S. dollars)	9/30/2016	9/30/2015	(Decrease)	(Decrease)
Chestnut	21,402	22,396	(994)	(4.4%	)
Convenience food	10,205	13,640	(3,435)	(25.2%	)
Frozen food	9,208	11,646	(2,438)	(20.9%	)
Total	40,815	47,682	(6,867)	(14.4%	)

Cost of Revenues

During the three months ended September 30, 2016, we experienced a decrease in cost of revenue of $4.9 million, in comparison to the three months ended September 30, 2015, from approximately $39.4 million to $34.5 million, reflecting a decrease of approximately 12.5% .The decrease of cost of revenues is mainly due to the decline of net revenues.

Gross Profit

Our gross profit decreased $2.0 million, or 23.7%, to $6.3 million for the three months ended September 30, 2016 from $8.3 million for the same period in 2015 as a result of decreases of net revenue and cost of goods sold. Our gross margins decreased from 17.4% to 15.5% mainly due to the decrease of revenues from chestnuts products, which normally generated higher gross margin.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased $0.7 million, or 35.2%, to $1.2 million in the third quarter of 2016 from $1.9 million in the third quarter of 2015. The overall decrease was mainly due to the decrease of shipping and port costs from $0.4 million during the three months ending September 30, 2015 to $0.01 million in current reporting period.

The selling and marketing expense to revenue ratio for the three months ended September 30, 2016 and 2015 was 3.0% and 4.0%, respectively. Management actively worked to control sales related expenses in accordance with market and sales conditions.

General and Administrative Expenses

We experienced a decrease in general and administrative expenses of $1.3 million from approximately $2.4 million to approximately $1.1 million for the three months ended September 30, 2016, compared to the same period in 2015. The decrease was mainly due to the deconsolidation of Minerve as Minerve went into the bankruptcy liquidation process during the three months ended September 30, 2015. General and administrative expenses of Minerve were $0.9 million for the three months ended June 30, 2015. In addition, as our revenues decreased, we further strictly control our expenses incurred.

Income Before Taxation and Non-controlling Interest

Income before taxation and non-controlling interest decreased $1.6 million, or 56.3%, to $1.2 million for the three months ended September 30, 2016 from $2.8 million for the same period of 2015. The decrease was mainly attributable to the decrease of our net revenue and gross margin for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Income Taxes

Income taxes decreased $0.3 million or 29.0%, to $0.7 million in the third quarter of 2016, as compared to $1.0 million in the third quarter of 2015, primarily attributable to the decrease of earnings before tax.

Net Income

Net income decreased $1.3 million, or 70.4%, to $0.6 million for the three months ended September 30, 2016 from $1.9 million for the same period of 2015. The decrease was attributable to decrease of net revenue and gross profit in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table summarizes the results of our operations during the nine month periods ended September 30, 2016 and September 30, 2015, respectively and provides information regarding the dollar and percentage increase or (decrease) from the nine month period ended September 30, 2016 compared to the nine month period ended September 30, 2015.

(All amounts, other than percentages, stated in U.S. dollar)

	Nine months ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease )
(In Thousands of USD)	2016	2015	($)	(%)
Net revenues	104,544	120,787	(16,243)	(13.4%	)
Cost of revenues	86,405	101,073	(14,668)	(14.5%	)
Gross profit	18,139	19,714	(1,575)	(8.0%	)
Operating expenses
Selling and marketing expenses	4,803	5,038	(235)	(4.7%	)
General and administrative expenses	3,328	9,531	(6,203)	(65.1%	)
Operating Income	10,008	5,145	4,863	94.5%
Government subsidy income	858	1,948	(1,090)	(56.0%	)
Interest and other income	509	1,040	(531)	(51.1%	)
Other expenses	2,015	850	1,165	137.1%
Interest expense	4,726	5,621	(895)	(15.9%	)
Loss from investment	4,608	-	4,608	-
Earnings before tax	26	1,662	(1,636)	(98.4%	)
Income tax	2,269	2,255	14	0.6%
(Loss) before non-controlling interests	(2,243)	(593)	(1,650)	(278.2%	)
Non-controlling interest	519	(1,911)	2,430	127.2%
Net income/(Loss) of common stockholders	(2,762)	1,318	(4,080)	(309.6%	)

Net Revenues

Our net revenues for the nine months ended September 30, 2016 amounted to $104.6 million, which represents a decrease of approximately $16.2 million, or 13.4%, from the nine month period ended on September 30, 2015, in which our net revenue was $120.8 million. The overall decrease was attributable to the decrease in sales of certain product segments, as reflected in the following table:

	Nine months ended		Increase/	Increase/
(In thousands of U.S. dollars)	9/30/2016	9/30/2015	Decrease	Decrease
Chestnut	54,473	53,703	770	1.4%
Convenience food	27,488	40,190	(12,702)	(31.6%	)
Frozen food	22,583	26,894	(4,311)	(16.0%	)
Total	104,544	120,787	(16,243)	(13.4%	)

Cost of Revenues

During the nine months ended September 30, 2016, we experienced a decrease in cost of revenue of $14.7 million, in comparison to the nine months ended September 30, 2015, from approximately $101.1 million to $86.4 million, reflecting a decrease of approximately 14.5% . The decrease in cost of revenue is mainly attributable to the decrease of net revenues.

Gross Profit

Our gross profit decreased $1.6 million, or 8.0%, to $18.1 million for the nine months ended September 30, 2016 from $19.7 million for the same period in 2015 as a result of decrease of net revenues. Our gross margins increased from 16.3% to 17.4% . The increase is mainly due to the fact that the percentage of chestnut products in sales increased from 44.5% to 52.1%, whose gross margin is higher than that of convenience food and frozen food.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased $0.2 million during the nine months ending September 30, 2016, as compared to the same period last year. The overall decrease was mainly due to the decrease of shipping and port costs from $0.8 million during the nine months ending September 30, 2015 to $0.2 million in current reporting period.

The selling and marketing expense to revenue ratio for the nine months ended September 30, 2016 and 2015 was 4.6% and 4.2%, respectively. Management believes that the expense was reasonably incurred as revenue increased compared to the same period of last year.

General and Administrative Expenses

We experienced a decrease in general and administrative expense of $6.2 million from approximately $9.5 million to approximately $3.3 million for the nine months ended September 30, 2016, compared to the same period in 2015. The decrease was mainly due to the deconsolidation of Minerve as Minerve went into the bankruptcy liquidation process during the nine months ended September 30, 2015.  General and administrative expense of Minerve were $3.6 million for the nine months ended September 30, 2015. In addition, the Company issued 987,500 shares as stock compensation to employees and directors during nine months ended September 30, 2015, for which we recorded expense amounting to $1.3 million.

Income Before Taxation and Non-controlling Interest

Income before taxation and non-controlling interest decreased $1.6 million, or 98.4%, to $0.1 million for the nine months ended September 30, 2016 from $1.7 million for the same period of 2015. Although general and administrative expenses in the nine months ended September 30, 2016 decreased $6.2 million compared to the same period of 2015, we recognized a $4.6 million loss for our investments in French and Portugal subsidiaries due to our loss in control of Minerve.

Income Taxes

Income taxes remained stable in the nine months ended 2016 as compared to the same period of 2015.

Net Loss

Net loss increased $1.6 million, or 278.2%, to $2.2 million for the nine months ended September 30, 2016 from $0.6 million for the same period of 2015. The decrease was attributable to the recognition of a $4.6 million loss for our investments in French and Portugal subsidiaries.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents (including restricted cash) of $40.5 million. Our cash and cash equivalents increased by approximately $8.1 million from December 31, 2015 primarily due to cash provided by financing activities and investment activities, partially offset by cash used in operating activities. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Net cash (used in) / provided by operating activities	(13,270)	25,970
Net cash provided by / (used in) investing activities	14,639	(13,099)
Net cash provided by / (used in) financing activities	1,245	(12,453)
Net cash inflow	2,614	418

Operating Activities

Net cash used in operating activities was $13.3 million for the nine months period ended September 30, 2016, and net cash provided by operating activities was $26.0 million for the nine months period ended September 30, 2015. The decrease of approximately $39.3 million in net cash flows in the first three quarters of 2016 was due primarily to the decrease of accounts and other payables of $27.2 million.

Investing Activities

Net cash provided by investing activities for the nine months period ended September 30, 2016 was $14.6 million, representing an increase of $27.7 million from $13.1 million net cash used for the same period of 2015. The difference was primarily a result of increase in restricted cash of $19.2 million.

Financing Activities

Net cash provided by financing activities for the nine months period ended September 30, 2016 was $1.2 million, representing an increase of $13.7 million from $12.5 million net cash used in financing activities during the same period in 2015. The increase of net cash from financing activities was primarily a result of less repayment of long term borrowing and notes payable..

Loan Facilities

As of September 30, 2016, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $30.3 million as of September 30, 2016, compared with $36.3 million as of December 31, 2015. We believe that our currently available working capital and the further proceeds of the credit facilities, should be adequate to sustain our operations at our current levels through at least the next twelve months.

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

Method of Accounting We maintain the general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

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

As of September 30, 2016, the detailed identities of the consolidating subsidiaries are as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital
International Lorain Holding Inc.	Cayman Islands	100	$46,659,135
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	44,861,741
Shandong Lorain Co., Ltd.	PRC	80.2	12,123,985
Beijing Lorain Co., Ltd.	PRC	100	1,540,666
Luotian Lorain Co., Ltd.	PRC	100	3,797,774
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,303,063
Dongguan Lorain Co., Ltd.	PRC	100	149,939

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

As of September 30, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of September 30, 2016 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the nine months ended September 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Effective November 22, 2016, Shanhai Yang will resign as the Chief Financial Officer of the Company to pursue other professional interests and Sun Yunqiang will serve as Chief Financial Officer of the Company.

Sun Yunqiang has been an accounting manager of Shandong Lorain Co., Ltd. since 2014. From 2009 to 2014, Mr. Yunqiang served as the Chief Financial officer of Shandong Quanrixing Food Co., Ltd. From 2007 to 2009, he served as Account Manager of Shandong Linyi Kaijia Food Co., Ltd. From 1992 to 2007, he served as Chief Financial Officer of Shandong Chunyuan Food Co., Ltd. Mr. Yunqiang holds a degree in Economics from Linyi Trading College.

There are no arrangements or understandings between Mr. Yunqiang and any other persons pursuant to which Mr. Yunqiang was appointed as an officer of the Company. In addition, there are no family relationship between Mr. Yunqiang and any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer. Furthermore, since the inception of the Company, there have been no transactions in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which Mr. Yunqiang had or will have a direct or indirect material interest, and there are currently no such proposed transactions.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Report

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes(Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes(Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes(Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes(Oxley Act of 2002.**
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2016

AMERICAN LORAIN CORPORATION
/s/ Si Chen
Si Chen
Chief Executive Officer
(Principal Executive Officer)

/s/ Zhanhai Yang
Zhanhai Yang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)