Form 10-K
period 2016-12-31
American Lorain CORP
filed 2017-10-31
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

(86) 539-7317959
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NYSE American

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

Yes [  ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter were 19,259,570 and $7,318,636.6 respectively.

There were 38,274,490 shares of common stock outstanding as of September 29, 2017.

Documents Incorporated by Reference: Portions of the registrant's Proxy Statement related to its 2017 Annual Stockholders' Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of the report.

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

ITEM 1. BUSINESS

Overview of Our Business

We are an integrated food manufacturing company headquartered in Shandong Province, China. We develop, manufacture and sell the following types of food products:

•	Chestnut products;
•	Convenience foods (including ready-to-cook, or RTC, foods, ready-to-eat, or RTE, foods; and
•	Frozen food products.

We conduct our production activities in China. Our products are sold in Chinese domestic markets as well as exported to foreign countries and regions such as Japan, South Korea and Europe. We derive most of our revenues from sales in China, Japan and South Korea. In 2017, our primary strategy is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to develop new products and new sales channels. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there.

Recent Developments

The Company has discovered errors in the timing of revenues recognized during the year ended December 31, 2015. The Company recognizes revenue upon shipping of products to its customers where title of the goods passes upon departure from the Company’s facilities; however, in certain instances, contractual terms dictate that the customers are afforded seven days after the receipt of goods at their premises to inspect the goods for defects or spoilage and notify the Company. If the Company is not contacted within those seven days, the Company’s obligation to the customer are considered fully discharged and revenue should be recognized. Given the timing of these seven days, the Company believes that certain sales transactions have been erroneously recognized during the year ended December 31, 2015. The Company has rectified this error and the impact of the Company’s financial position and result of operations

On December 22, 2016, the Company entered into a Share Exchange Agreement with Shengrong Environmental Protection Holding Company Limited, a business company incorporated in the British Virgin Islands with limited liability (“Shengrong”), and each of Shengrong’s shareholders (collectively, the “Sellers”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company agreed to effect an acquisition of Shengrong and its subsidiaries, including Hubei Shengrong Environmental Protection Energy-Saving and Technology Co. Ltd., a registered company in Hubei China by acquiring from the Sellers all outstanding equity interests of Shengrong. However, such agreement was terminated and abandoned in June 2017.

Revenues from sales in the China domestic market decreased by approximately $79.2 million, or approximately 46.05%, in 2016. The reasons for the decrease in revenues in China decreased are:

o

Shandong Lorain was required to move its production lines to our factory in Junan Hongrun according to a new city zoning plan, so that Shandong Lorain’s land can be used for other urban use. Shandong Lorain started this relocation process in July 2016 and finished this process in December 2016. During the relocation process, we were unable to produce our products with full capacity. As a result, the revenue from sales of chestnuts food products by Shandong Lorain was $30.4 million and $54.3 million in 2016 and in 2015, respectively, decreasing by approximately 44%.

o

The domestic sale of our chestnuts has decreased due to increased prices of chestnut in Luotian, Hubei, our main chestnut supply region, because of flooding. As a result, the sales revenue of Luotian Lorain was deceased by 44.9% in 2016.

We liquidated our French operations in 2016 following an investigation with respect to the origin of canned chestnuts sold by Conserverie Minerve (“Minerve”, a former subsidiary of Athena) issued Centre Technique Conservation of Produits Agricoles (“CTCPA”), an industry trade association for canned, preserved and dehydrated food products in France. CTCPA stated that only chestnuts based on the European or Japanese cultivars can be used in canned chestnut products sold in France according to CTCPA policies and that canned chestnut products must also have received certification from the International Featured Standards (“IFS”), a qualified third party certification agency in Europe that certifies food products, especially for retail industry.

As a result of such liquidation, our exports have decreased substantially due to weak demand in the international market. Revenue from sales in international markets decreased by approximately $29.1 million, or approximately 67.12% . We mainly relied on Athena, our French subsidiary, to sell our products in European market. But since we suffered a significant loss from the result of investigation of CTCPA during 2015 and 2016, we decided to shut down the operation of Athena. As a result, the export amount of chestnuts to Europe markets decreased markedly by 95.40% in 2016.

Revenues from sales of convenience food decreased by approximately 65.0% in 2016 due to increasing market competition. Since 2015, more competitors entered the convenience food industry that develop more types of products. Our current products have not met customers’ demand in the most recent year due to our failure to invest in research and development. In addition, we have faced significant competition from Chinese online ordering platforms since 2015, which platforms offer convenient and efficient meals directly from restaurants. In addition, Dongguan Lorain ceased operations in October 2016 due to its high cost of environmental compliance, the overlap of products and market with Luotian Lorain, both of which focus on the southern market of China, and poor performance of sales revenue.

Revenues from sales of our frozen food products decreased by 10.9% compared with that in 2015. The decrease is mainly due to the fact that the sales amount declined, because of the relocation of Shandong Lorain, one of our frozen food producing and sales company, discussed above.

Our general and administrative expenses increased approximately $35.1 million, or 620.0%, to $ 40.8 million in 2016 from $5.7 million in 2015. The increase mainly due to the bad debt including $35,590,795 unrecovered trade receivables and other receivables that management determined cannot be recovered, which accounted for 87.2% of total general and administrative expenses in 2016, respectively. In 2016, the credit terms for many of our domestic customers was between 30 and 60 days; international customers are typically extended 90 days credit. Our cash flow suffered while waiting for such payments. Many of our direct clients, such as supermarkets and restaurants, did not make payments promptly due to poor sales. In addition, third party distributors’ ability to collect accounts receivable was worsened due to the bad sales performance and such distributors’ inability to collect receivables from their own clients. Other receivables that become bad debt include (i) raw materials we paid for but the suppliers did not provide the raw materials ordered by us and refused to refund the advance payment, or we did not agree on the quality of the raw materials and (ii) advance payments made by our procurement department for raw materials, and such salesmen left the company before we could confirm that the goods had been warehoused. Most of the aforementioned receivables were incurred after 2014, and under accounting principles we determined that 2016 was a suitable time to increase the ratio of provision for bad debts exceeding half a year to 50% and to 100% for over one year.

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

ALN owns 100% of ILH. ILH wholly owns two Chinese operating subsidiaries, Luotian Lorain and Junan Hongrun, directly. Junan Hongrun, in turn, owns 100% and 51% of Dongguan Lorain and Athena respectively. In addition, together with Junan Hongrun, ILH wholly owns Beijing Lorain, Shandong Greenpia, and owns approximately 80% of Shandong Lorain (Shandong Economic Development Investment Co. Ltd. owns approximately 20%). We sometimes refer to our six Chinese operating subsidiaries and the Athena Group throughout this annual report on Form 10-K as the Lorain Group Companies. Below is an organizational chart of ALN, ILH and the Lorain Group Companies:

* Athena is a holding company which holds majority of the capital and the voting shares of Conserverie Minerve, a company organized under French law. Conserverie Minerve specializes in the processing and sale of chestnut and prepared foods products in Europe. Conserverie Minerve operates its businesses through the following, direct and indirect, wholly owned subsidiaries:

•	Sojafrais, a company organized under French law;
•	SCI SIAM, a real estate company organized under French law;
•	SCI GIU LONG, a real estate company organized under French law; and
•	CACOVIN, a company organized under Portuguese law.

On June 6, 2015, Athena approved the merger of its wholly owned subsidiary Conserverie Minerve into Athena. Athena assumed all contracts, rights, assets and liabilities of Conserverie Minerve after the merger. Athena was a holding company with no operations and its only asset was the equity of Conserverie Minerve. On August 8, 2015, the merger was completed. In April 2016, Athena ceased operations as discussed above.

Products

Our products are categorized into the following three segments:

•	Chestnut products,
•	Convenience food products, and
•	Frozen food products.

We produced 214 products in 2016, including 1 new product in frozen food products. We also discontinued 25 products in 2016 in the convenience a foods products.

Chestnut Products

We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 18 years. We produced 60 high value-added processed chestnut products in 2016. In 2016 and 2015, this segment contributed 57% and 53.6% of our total revenues, respectively.

Our best selling products in 2016 included our frozen chestnuts. The majority of our chestnut products are natural and do not contain chemical additives.

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

RTCs can be served after a few easy cooking procedures. Typically, when preparing a RTC, customers need only to heat the food in a microwave or boil it for several minutes before eating. Our best-selling RTCs in 2016 were French fries.

RTEs can be served without any cooking. Our best-selling RTEs in 2016 were various bean products and various fried vegetables.

We produced 92 convenience food products in 2016. In 2016 and 2015, this segment contributed 20.3% and 25.3%, respectively, of our total revenues.

Frozen Food Products

We produce a variety of frozen foods, mostly frozen vegetables and frozen fruits. We produced 62 frozen food products in 2016. Our best-selling frozen food products in 2016 was sweet corn products.

Our frozen food business allows us to mitigate the significant production seasonality of chestnut products and to increase the utilization rate of our production capacity. Through our sales network, we are seeking to further penetrate into domestic and overseas market for our frozen food segment as it may not only raise our spare production capacity without additional heavy capital investment, but also boost our brand equity as we are selected to be the provider for international fast food giants. The frozen foods accounted for in our total revenue increased from 21.0% in 2016 to 22.7% in 2015. Gross margins in this segment are lower than the margins for chestnut products and convenience foods.

Our Manufacturing Facilities

General

We currently manufacture our products in four facilities in China, two of which are located in Junan County, Shandong Province, one in Luotian County, Hubei Province, and one in Miyun County, Beijing. As described above, in 2016, we ceased operations in France, Dongguang and Shandong.

The following table indicates the year that operations commenced at each of the facilities and the size of the facilities.

	Year Operations Facility Size
Facility	Commenced	(square meters)
Junan Hongrun	2002	38,865
Beijing Lorain	2003	21,000
Luotian Lorain	2003	9,558
Shandong Greenpia	2010	9,179

Production Lines

We currently manufacture our products using 29 production lines. Except Chinese doughnuts production lines, each production line is used to produce between 10 and 50 products. We currently run four types of product lines:

•	Deep-freezing lines, which are used to freeze raw materials for year-round production and to produce frozen food;
•	Canning lines, which are used to produce canned products, including chestnut products;
•	Convenience food lines, which are used for producing RTCs and RTEs, all of which have nitrogen preservation capacity; and
•	Chinese doughnuts lines, which are used to produce Chinese doughnut products.

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

The following table shows the number and types of production lines, the types of products produced and the production capacity at each facility:

Facilities	Production Lines	Product Portfolio	2016 Capacity
Junan Hongrun	3 Deep-freezing line 4 Convenience food lines 4 Canning lines 4 Chinese doughnut lines	Chestnut products, frozen foods, beans, bean paste	Multi-purpose production lines with 74,000 tons of production capacity Chinese doughnut lines with 2000 tons production capacity 24,900 tons of cold and frozen storage
Beijing Lorain	6 Convenience food lines 1 Deep-freezing line	Chestnut products, frozen foods	Multi-purpose production lines with 34,000 tons of production capacity 4,650 tons of cold and frozen storage
Luotian Lorain	3 Convenience food lines 2 Deep-freezing lines	Chestnut products, convenience foods, frozen foods	Multi-purpose production lines with 24,000 tons of production capacity 6,500 tons of cold and frozen storage
Shandong Greenpia	2 Convenience food lines	Chestnut products, convenience foods	Multi-purpose production lines with 9,000 tons of production capacity 1,500 tons of cold and frozen storage

* Shandong Lorain relocated its convenience food product line, completed in December 2016, to Junan Hongrun due to the local government land seizures requirement.

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

Our production lines and facilities have all been designed to meet the standards and requirements of our largest customers in South Korea and Japan, with Japan being our top overseas markets in value term.

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

We believe our facilities are adequate for our current levels of production. We anticipate, however, that we may require additional facilities and/or product lines as our business grows. We are exploring the possibility of alliances with one or more OEM partners for the production, in the short-term, of some of our convenience food products and frozen products should our facilities be inadequate to meet increasing demand. We are also exploring the possibility of leasing additional production lines to expand our production capacity. We did not lease any production facility during 2016. We may decide to lease additional facilities in 2017, should circumstances require and subject to acceptable costing. In the long-term, we plan to increase our own production capacity by acquiring or building new facilities, subject to the availability of adequate sources of funding.

Storage Capacity

Storage of our raw materials and inventory is a critical element of our business. Our raw materials and partially finished products need to be preserved in frozen storages (-18ºC to -20ºC) or constant temperature storages (-5ºC to 5ºC). Storage is particularly critical for our chestnut products because chestnuts are a seasonal fruit.

The following table illustrates on a facility by facility basis the type and capacity of our storage resources:

		Number of	Capacity
Facility	Storage Type	Storage Units	(metric tons)
Junan Hongrun	Frozen Storage	19	20,100
	Constant Temperature	11	5,300
Beijing Lorain	Frozen Storage	6	2,850
	Constant Temperature	3	1,800
Luotian Lorain	Frozen Storage	8	4,500
	Constant Temperature	4	2,000
Shandong Greenpia	Constant Temperature	4	1,500
TOTAL		60	41,050

* Shandong Lorain move its convenience food product line, completed in December 2016, to Junan Hongrun due to the local government land seizures requirement.

All of the listed storage facilities are owned by us. We did not add to our storage capacity during 2016.

Agricultural Operations

We grow or set up agricultural co-ops with local farmers to supply ourselves with a small portion of chestnut, fruit and vegetable products. For the year ended December 31, 2016, the supplies coming from agricultural operations is still a low proportion of the total. We believe that we will continue to develop more agricultural facilities in the long-term. We anticipate that self-grown agricultural products and agricultural products grown in cooperation with local farmers will enable us to assure adequacy of supply, promote quality and reduce cost, particularly for our high margin offerings. For example, by growing Korean cultivar chestnuts domestically, we expect to significantly reduce our supply costs for this premium product, while ensuring superior quality.

Lands in which we grow our agricultural products for such products are shown in the following table.

	Area	Location
Harvest	(acres)	(PRC)
Chestnut (South Korean, Japanese, Australian cultivar)	1,052	Shandong
Chestnut (Japanese cultivar)	165	Beijing
Sticky Corn	342	Beijing
Sweet Corn	118	Beijing
Green Pea	217	Beijing
Sweet Pea	167	Beijing
Organic Chestnut	165	Beijing
Mixed Vegetables	417	Shandong
Mixed Vegetables	83	Beijing
		Inner
Japanese Pumpkin	197	Mongolia
Black Beans	500	Shandong
Strawberry	392	Shandong
Broccoli	165	Beijing
Green Asparagus	591	Beijing
White Asparagus	263	Shandong
Sweet Potato	500	Shandong
Peach	329	Beijing
Apricot	411	Beijing
Pear	329	Beijing
Blackberry	165	Beijing

We began growing chestnuts in Shandong Province in 2003. Unlike most vegetables and fruits, chestnut trees have a 3-5 year growing phase before they can be harvested. Our current chestnut planting base has been self-supplying limited quantities of chestnuts to our production since 2007. In the end of 2016, we leased two woods in Junan County Shandong Province, China to plant more chestnuts trees, which we expect will expand the production of our self-supplied chestnuts in a near future. However, there is no guarantee that we will be successful in that regard.

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

Raw Materials

In 2015 and 2016, approximately 78% and 85% of our procured raw materials, respectively, consisted of agricultural products, including primarily chestnuts and vegetables, approximately 7% and 6%, respectively, consisted of packaging materials and approximately 15% and 9% consisted of condiments such as sugar, salt and flour.

Our Supply Sources

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, red meat, fish, eggs, rice and flour. Because of the diversity of available sources of these raw materials, we believe that our raw materials are currently in adequate supply and will continue to be so in the future.

We obtain our agricultural raw materials from three sources: domestic procurement (excluding self-supply), overseas markets, and self-supply. Domestic and overseas procurement accounted for 91% and 6.8%, respectively, of our total raw material costs in 2016, while self-supply accounted for 2.2% . We obtained substantially all of our agricultural raw materials from domestic sources during 2016.

In 2016 and 2015, respectively, we procured approximately 31,892 and 44,383 metric tons of chestnuts and approximately 32,487 and 53,106 metric tons of vegetables and other raw materials from a number of third party suppliers, domestic and overseas, and produced approximately 438 and 568 metric tons of chestnuts and other products from our own agricultural operations.

We select suppliers based on price and product quality. We typically rely on numerous domestic and international suppliers, including some with whom we have a long-term relationship. Our top 10 suppliers accounted for 13.4% and 13.6% of the total procurement in 2015 and 2016 in value terms respectively. We purchase from suppliers and farmers pursuant to supply contracts and underlying purchase orders. We have not entered into any long-term contracts with any of our suppliers.

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

Our Customers

Our products are sold in Chinese domestic markets as well as exported to foreign countries and regions such as Japan and South Korea. In 2015 and 2016, approximately 80.1% and 82.1%, respectively of our sales were made domestically in China and approximately 19.9% and 17.9% were to international customers, primarily Japan and South Korea. Our top ten customers contributed 12.3% and 12.1% of our total revenues in 2015 and 2016 respectively.

Domestic

In China, we sell our products through our own sales team and through third-party distributors. We have 26 sales offices in 31 provinces in China. In 2015 and 2016, we sold approximately 60.0% and 72.6%, respectively, of our products directly to our Chinese and overseas customers and approximately 40.0% and 27.4% through third-party distributors. In view of a significant decline in our sales volume in 2016, we decided to cut spending. By comparison, the performance of our third-party distributors is far from expected, and our direct-selling business is the main source of revenue. In addition, due to the low demand of the market, the third-party distributors need less the products, which result that our relationship not as close as the previous years, leading to the increase of bad debts. Therefore, we decided to reduce the proportion of third-party distributors and enhance our own sales team.

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

International

Our export sales destinations include:

•	Asia pacific, primarily Japan, South Korea and Malaysia, but also Singapore, Philippines, and Australia;
•	Europe, primarily France and Portugal, but also Belgium;
•	the Middle East, primarily Israel;
•	North America, including the United States

Outside China, sales in Europe decreased by 95.4% in 2016 as a result of a bad sales performance in France and Portugal and the shutdown of Athena Group. Sales in Asia countries also decreased by 19.2% due to weak demand in Asia countries.

We sell our products to international markets primarily through export and trading agents and companies in China, as well as our own sales team located in China and Japan. Our sales team sells directly to wholesalers, food processors and mass merchandisers. Many of our customers are well known in their local food market. We have established long-term relationships with many international customers, especially in Japan and South Korea.

Our Sales and Marketing Efforts

We seek to expand our customer base by:

•	Direct sales communications with our large customers;
•	Sales through distributors to new customer bases;
•	Referrals from existing customers; and
•	Participation in domestic and international food exhibitions and trade conferences.

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In 2016 our marketing and branding efforts included supermarket advertising and internet advertising.

We intend to increase our advertising and branding efforts given the consumer nature for many of our products. For the near future, our marketing efforts will continue to focus primarily on the domestic Chinese, Japan and South Korea markets for our chestnut and convenience food products.

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

We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 18 years. Our customers are willing to pay a premium for some of our chestnut products because of our brand equity. In addition, we believe that we have a strong distribution channel for our products in the markets in which we currently operate.

We believe that we are able to provide our customers with greater selection and a more reliable supply than many of our competitors, which is especially important for our supermarket chain and large wholesaler customers. We produced 60 chestnut products in 2016. We believe that we are the only provider of certain bottom-open chestnut and sweetheart chestnut products in China.

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

We are dedicated to innovation of our products. From 2012 to 2016, we were successfully granted 4 new patents. We applied for three patents to State Intellectual Property Office of the PRC during 2015. In addition, As of December 31, 2016, we possessed 16 patents for utility models and 15 patents for appearance design. See “Intellectual Property” below. We believe that our technology gives us an advantage over our Chinese and international competitors, allowing us to produce chestnut and convenience food products that are superior in quality and to offer more product varieties.

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

Our Employees

As of December 31, 2016, we had a total of 1,425 employees. Approximately 1,075 of our full-time employees are directly employed by our subsidiary companies and the remaining employees are employed by outsourcing agents that we use to meet our staffing needs. Compared to 2015, the total employees decreased by 54.8% due to our significant production capacity declining and bad operating performance. All of the departments were hit as a result of huge loss, especially the production department and domestic sales department, because (a) all the part-time employees belong to production department. Since our revenue from main business decreased significantly, we dismissed almost all of part-time workers, approximately 1,500 workers in 2016. (b) we shut down 12 sales offices in 2016 to reduce the personnel and administrative expenses. As required by Chinese law, all employees are party to a written employment contract. We compensate the employees outsourced from agents directly and pay agents a service fee. Agents are responsible for the pension and social insurance benefits of the leased employees, as described below.

The following table sets forth the allocation of employees, both direct and leased, by job function.

Number of
Department	Employees
Production	940
Quality Control	43
Domestic Sales	240
Human Resources	31
Research and Development	32
International Sales	30
Finance	40
Procurement	24
Administration	40
Strategic planning	5
Total	1,425

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

We have research and development staffs at each of our facilities. In total, 32 employees are dedicated to research and development.

We rely heavily on customer feedback to assist us in the modification and development of our products. We also utilize customer feedback to assist us in the development of new products. In 2016, we added 1 new product in our frozen foods segments.

The amount we spent on research and development activities during the years ended December 31, 2016 and 2015 was not a material portion of our total expenses for those years.

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

ITEM 1A. RISK FACTORS

RISK FACTORS

Business Risks

We may be forced to delisting from NYSE Exchange if we are failure to satisfy a continued listing rule or standard.

On April 18, 2017, we received a letter from NYSE MKT LLC (the “Exchange”) stating that the Exchange has determined that we are not in compliance with Sections 134 and 1101 of the NYSE MKT Company Guide (the “Company Guide”) due to we are failure to timely file with the SEC its Annual Report on Form 10-K for the year ended December 31, 2016. The letter also states that the failure to timely file its Annual Report on Form 10-K is a material violation of its listing agreement with the Exchange and, therefore, pursuant to Section 1003(d) of the Company Guide, the Exchange is authorized to suspend and, unless prompt corrective action is taken, remove the Company’s securities from the Exchange. The Exchange has informed us that, in order to maintain its listing on the Exchange, we must, by May 18, 2017, submit a plan of compliance (the “Plan”) advising the Exchange of actions it has taken or will take to regain compliance with Sections 134 and 1101 of the Company Guide by October 18, 2017 (the “Plan Period”). The Plan was submitted and accepted by the Exchange, allowing us to be able to continue listing during the Plan Period. However, based on recent discussions with the Exchange, the Exchange staff may initiate delisting proceedings. Because we have not filed all of our required SEC reports as of the close of the Plan Period, among other concerns.

Our operating results may have been material adverse effected during the year ended December 31, 2015 due to the restatement of prior financial statements

We have discovered errors in the timing of revenues recognized during the year ended December 31, 2015. We recognize revenue upon shipping of products to its customers where title of the goods passes upon departure from our facilities; however, in certain instances, contractual terms dictate that the customers are afforded seven days after the receipt of goods at their premises to inspect the goods for defects or spoilage and notify us. If we are not contacted within those seven days, our obligation to the customer are considered fully discharged and revenue should be recognized. Given the timing of these seven days, we believe that certain sales transactions have been erroneously recognized during the year ended December 31, 2015. We have rectified this error and the impact of our financial position and result of operations during the year ended December 31, 2015, which may result in material adverse effect.

We lack the ability to sustain our operations if our cash flow continues to decline and cannot be replenished through financing

Our financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. Our ability to continue as a going concern is greatly dependent on our ability to realize its non-cash current assets such as receivables and inventory into cash in order to settle its current obligations. For the year ended December 31, 2016, we incurred a substantial loss of $136,361,080. As of December 31, 2016, we had a working capital deficit of approximately $21,271,226. These conditions raise substantial doubt as to whether we may continue as a going concern. To improve our solvency, we are working to obtain new working capital through private placements of our common stock or convertible debt securities to qualified investors. But we cannot assure the financing succeed.

We may not be able to obtain an adequate supply of high quality raw materials.

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2016, the cost of our raw materials decreased from $143,226,607 to $85,249,363, a decrease of approximately 40.48% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The prices that we have paid for our raw materials recently have experienced significant fluctuation. If these price fluctuations continue, our profit margins may be materially adversely affected.

The average price that we paid for chestnuts in China in 2015 and 2016 was approximately $1,600 per metric ton and $1,765 per metric ton, respectively, excluding value added taxes. We do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further, and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

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

A significant portion of our revenues has historically been derived from a limited number of customers, particularly in our chestnut products segment. Sales to our ten largest customers accounted for approximately 12.3% and 12.1% of our total revenues in 2015 and 2016, respectively. The loss of any one of these customers, or a material decrease in purchases by any one of these customers, could adversely impact our revenues.

We rely primarily on distributors to sell our products. Any delays in delivery or poor handling by our distributors or third-party transport operators may affect our sales and damage our reputation.

In 2016, we sold our products through over 130 distribution service providers. The services provided could be suspended and could cause interruption to the supply of our products to domestic or overseas customers. Delivery disruptions may occur for various reasons beyond our control, including poor handling by service providers or third party transport operators, transportation bottlenecks, natural disasters and labor strikes, and could lead to delayed, damaged or lost deliveries. If our products are not delivered in a timely manner, our reputation could be harmed. If our products are damaged in the process of being delivered, we may be liable to pay for such damages incurred.

Failure of the market to accept our new products, or failure to obtain regulatory approval for our new products, may cause us to lose our competitive position in the food industry.

We introduced 7 new products in 2012, 6 new products in 2013, 3 new products in 2014, 6 new products in 2015 and 1 new product in 2016. We plan to introduce approximately 5 new products in 2017. The success of the new products we introduce depends on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their preferences. We intend to introduce new products as well as alternative flavors, sizes and packaging for our existing products. We may not be able to gain market acceptance for our new products. Consumer preferences change, and any new products that we introduce may fail to meet the particular tastes or requirements of consumers, or may be unable to replace their existing preferences. Our failure to anticipate, identify or react to these particular tastes or changes could result in reduced demand for our products, which could in turn cause us to be unable to recover our development, production and marketing costs.

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

Although energy costs were stable in 2016, we might experience significant increases in energy costs in the future, which would result in higher distribution, freight and other operating costs. Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases.

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

We may have liquidity risk in relating to the decrease of cash flow and the bad debt loss.

We have a markedly decrease on our revenue from sales in 2016. At December 31, 2016 and 2015, cash and cash equivalents (including restricted cash) were $1.4 million and $25.5 million, respectively. The decrease of cash and cash equivalents (including restricted cash) are by $18.7 million, or by 36.5% due to the bad debt loss. If we cannot increase the quantity of our products sales, we may not be available to manage cash flow.

We may no longer be able to compete in Europe and have suffered significant losses in China.

We terminated the French operation due to its operational loss. We suffered from the investigation with respect to the origin of canned chestnuts sold by Conserverie Minerve (“Minerve”, a former subsidiary of Athena) issued Centre Technique Conservation of Produits Agricoles (“CTCPA”), an industry trade association for canned, preserved and dehydrated food products in France. CTCPA stated that only chestnuts based on the European or Japanese cultivars can be used in canned chestnut products sold in France according to CTCPA policies and that canned chestnut products must also have received certification from the International Featured Standards (“IFS”), a qualified third party certification agency in Europe that certifies food products, especially for retail industry. Although, a proceeding from local court provided Minerve (now Athena) protection from creditors initiating any actions against Athena until March 2016, Athena still cost a lot to recycle market products, seal the finished products, and thousands of tons of chestnuts during 2016.

Since the sales of revenue from Chinese market decreased by 46.05% in 2016 and we may lose our Europe market due to the termination of our French company, our competition advantage has been greatly weakened.

Chinese chestnut sales declined due to natural hazard and fierce market competition.

Chinese Domestic sales of chestnuts has decreased due to competition from the market and the raw material expense increased. In 2016, Luotian, Hubei, our main chestnuts supply area, has been hit by flooding, cutting chestnuts production by about 50% and the purchase price increased by 20% to 30%. As in previous years, the annual chestnuts output was 40,000 tons in Luotian, accounted for 8% of the Chinese chestnut production. About 50% chestnuts in Luotian supplied to Luotian market to further processing, and about 20% of which supplied to Wuhan market. But, due to the rise in price in 2016, less than 20% will be supplied to Luotian market. However, other main chestnuts producing area in China were harvest in China which result in a much lower price compared with that in Luotian. Our chestnuts purchased in Luotian much increased by 20% and the sales revenue in Luotian Lorain was deceased by 44.9 % in 2016.

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

Chinese government forcing relocation may require us to incur significant costs.

Shandong Lorain was demanded to move its production lines to the factory of Junan Hongrun according to a new city zoning plan where Shandong Lorain resident, so that the land can be used for other urban use. Shandong Lorain has started this relocation process in July 2016 and finished this process in December,2016. During the relocation process, we were not allowed to produce our products with full capacity. As a result, the revenue from sales of chestnuts food products was $ 30.4 million and $54.3 million in 2016 and in 2015, respectively, decreasing by approximately 44%.

We cannot predict when the compensation for relocation will be received and whether the amount of compensation for land requisition can make up for our loss during the relocation period. If we cannot receive sufficient compensation next year, the relocation will cost us a significant loss.

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

We also fund approximately 30.2% of our working capital requirements from the proceeds of short-term loans from Chinese and overseas banks. Our average loan balance from short-term bank loans in 2016 was approximately $30.7 million. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, we may not be able to roll over such loans in the future or may not have sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency.

Management anticipates that our existing capital resources and cash flows from operations and current and expected short-term bank loans will be adequate to satisfy our liquidity requirements through 2017. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

We are subject to credit risk in respect of accounts receivables.

In 2008 and 2009, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. Starting in 2008 and through 2016, we gradually shortened credit terms for many of our domestic customers from between 30 and 180 days to between 30 and 60 days; international customers are typically extended 90 days credit. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

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

We defaulted on debt relating to our bad operation performance and lack of finance from funding activities.

Pursuant to a Share Pledge Agreement, dated October 19, 2010 (the “Share Pledge Agreement”), Mr. Si Chen, our chief executive officer and chairman, has pledged 5,313,574 shares of Common Stock (the “Pledged Shares”) for the benefit of DEG-Deutsche Investitions- und Entwicklungsgesellshaft mbH (“DEG”) in order to secure the obligations of the Company and its subsidiary Junan Hongrun Foodstuff Co., Ltd. (“Junan Hongrun”) under a Loan Agreement, dated May 31, 2010, among the Company, DEG and Mr. Si Chen (the “Loan Agreement”). In the event that the value of the pledged assets is less than 150% of the amounts made available to the Junan Hongrun under the Loan Agreement, DEG has the right to require additional security in the form of fixed assets or shares under the Loan Agreement and Share Pledge Agreement. Pursuant to a letter agreement, dated November 15, 2012, Mr. Si Chen has pledged an additional 5,480,492 shares of Common Stock to DEG under the Pledge Agreement in order to secure the obligations of the Borrower under the Loan Agreement. The total number of shares pledged under the Pledge Agreement is now 10,794,066 shares of Common Stock. For so long as no event of default under the Loan Agreement has occurred, Mr. Si Chen continues to retain all voting rights with respect to the Pledged Shares.

On September 7, 2016, DEG acquired beneficial ownership of 10,794,066 shares of Common Stock upon foreclosure of the pledge from Mr. Si Chen. Such shares constitute approximately 28.2% of the total number of shares of Common Stock of the Issuer outstanding as of September 30, 2016.

If we were unable to pay off the loan on time to DEG due to the bad performance of our operation and decrease of our revenue in the near future, DEG has right to acquired more shares of Common Stock pledged by Mr. Si Chen.

We may suffer other defaults on our debt due to our poor performance.

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

We may encounter credit risks from our suppliers in China.

Our Procurement staff left before goods were verified and received into inventory. We did not place significant new orders or make additional payments to vendors and suppliers, especially, peasant suppliers whom do not abide by contract law and have not fulfilled their obligations.

Risks Related To the Market For Our Stock

Certain of our stockholders have the ability to delay or prevent adoption of important business decisions based on their ownership of a significant percentage of our outstanding voting securities.

DEG is the record owner of approximately 28.2% of our outstanding voting securities. As a result, DEG possesses significant influence over our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our primary facilities, which are owned except where otherwise indicated, are as follows:

Facility	Location	Approximate Size	Owned or Leased
		(Square Meters)
Junan Hongrun	Junan County, Shandong Province, PRC	197,637	Owned
Beijing Lorain	Miyun County, Beijing Province, PRC	22,677	Owned
Luotian Lorain	Luotian County, Hubei Province, PRC	54,251	Owned
Shandong Greenpia	Junan County, Shandong Province, PRC	33,332	Owned

As described above, in 2016, we ceased operations in France, Dongguan and Shandong.

In the aggregate, we currently have land use rights to, or lease, 70 properties with approximately 307,897 square meters, consisting of manufacturing facilities, office buildings and land reserved for future expansion. We believe our current facilities provide adequate capacity for our current and projected needs.

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

In January 2014, the Linyi Court had its first trial session. During the trial, Heng An Investment filed a counterclaim against Shandong Lorain for repayment of out of pocket expenses which would off-set the entire fixed return plus additional unpaid expenses of RMB 4,746,927 (approximately $765,633). Shandong Lorain responded that Heng An Investment does not have standing to file the counter-claim because the out of pocket payments was made by Junan Hengji. In November 2014, the court had a second trial session and completed its discovery process. On March 21, 2015, Shandong Lorain received Linyi Court's decision that rejected Shandong Lorain's claim for RMB 10,000,000 against Junan Hengji and Heng An Investment. On April 3, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province. In November 2015, Supreme Court of Shandong Province vacated the decision of the Linyi Court and remanded the case back to the Linyi Court for a retrial. The retrial took place on April 25, 2016, at the Linyi City Intermediate People’s Court, and the decision thereon is currently pending. The Company anticipates that Shandong Lorain will prevail on retrial.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Our common stock is quoted on the NYSE American (formerly known as the American Stock Exchange, the NYSE Amex Equities Exchange and the NYSE MKT) under the symbol “ALN”. As of October 14, 2017 the closing price for our common stock was $0.37 per share.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
	Market Prices
	High	Low
Fiscal Year Ended December 31, 2016
First Quarter	$1.22	$1.07
Second Quarter	$1.30	$1.06
Third Quarter	$1.15	$0.62
Fourth Quarter Fiscal Year Ended December 31, 2015	$0.72	$0.50
First Quarter	$1.37	$0.91
Second Quarter	$1.88	$1.20
Third Quarter	$1.88	$0.89
Fourth Quarter	$1.24	$0. 92

Approximate Number of Holders of Our Common Stock

As of September 30, 2017, there were 311 stockholders of record of our common stock. This does not include the holders whose shares are held in a depository trust in “street” name.

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

On February 19, 2014, the Company’s board of directors approved the 2014 Equity Incentive Plan (“2014 Plan”), which was approved at the annual stockholders meeting on June 9, 2014. Subject to adjustment as provided in the 2014 Plan, the total number of shares of Common Stock reserved and available for delivery in connection with awards under the 2014 Plan is 3,000,000. In 2015, 987,500 shares were issued to employees as stock awards under the 2014 plan.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an integrated food manufacturing company headquartered in Shandong Province, China. We develop, manufacture and sell the following types of food products:

•	Chestnut products,
•	Convenience foods (including ready-to-cook, or RTC, foods, ready-to-eat, or RTE, foods); and
•	Frozen food products.

We conduct our production activities in China. Our products are sold in the Chinese domestic markets as well as exported to foreign countries and regions such as Japan and South Korea. We have developed brand equity for our chestnut products in China, Japan and South Korea over the past 18 years. We produced 214 products in 2016. We derive most of our revenues from sales in China, South Korea and Japan. In 2017, our primary strategy is to continue building our brand recognition in China through consistent marketing efforts towards supermarkets, wholesalers, and significant customers, enhancing the cooperation with other manufacturers and factories, and enhancing the turnover for our existing chestnut, convenience and frozen food products. In addition, we are working to expand our marketing efforts in Asia and Europe. We currently have limited sales and marketing activity in the United States, although our long-term plan is to significantly expand our activities there. In addition, we are working to developing new products and developing new sales channels.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2016, the cost of our raw materials decreased from $143,226,607 to $85,249,363.35 for a decrease of approximately 40.48% . We may have to increase the number of our suppliers of raw materials and expand our own agricultural operations in the future to meet growing production demands. Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. In addition, if we have to increase the number of our suppliers of raw materials in the future to meet growing production demands, we may not be able to locate new suppliers who could provide us with sufficient materials to meet our needs. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The average price that we paid for chestnuts in the China domestic market in 2016 and 2015 was approximately $1,765 metric ton and $1,600 per metric ton, respectively, excluding value added taxes. In the past few years, increasing inflation pressures weighed on the Chinese economy which reflected on agricultural product prices. We do not have effective means and do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

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

We also funded approximately 37.7% and 30.2% of our working capital requirements in 2015 and 2016, respectively, from the proceeds of short-term loans from Chinese and foreign banks. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our average loan balance from short-term bank loans in 2016 and 2015were approximately $30.7 million and $39.0 million, respectively. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, in recent years, the Chinese government has implemented more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. We obtained long term loans, private placement financing and a convertible promissory note during the period 2011 to 2014. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

We anticipate that our existing capital resources, including cash flows from operations, current and expected short-term bank loans will be adequate to satisfy our liquidity requirements through 2017. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

In 2008 and 2009, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. Starting in 2008 and through 2016 we gradually shortened credit terms for many of our domestic customers from between 30 and 180 days to between 30 and 60 days; international customers are typically extended 90 days credit. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

Restatement of prior financial statements

We have discovered errors in the timing of revenues recognized during the year ended December 31, 2015. We recognize revenue upon shipping of products to its customers where title of the goods passes upon departure from our facilities; however, in certain instances, contractual terms dictate that the customers are afforded seven days after the receipt of goods at their premises to inspect the goods for defects or spoilage and notify us. If we are not contacted within those seven days, our obligation to the customer are considered fully discharged and revenue should be recognized. Given the timing of these seven days, we believe that certain sales transactions have been erroneously recognized during the year ended December 31, 2015. We have rectified this error and the impact of our financial position and result of operations during the year ended December 31, 2015.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, and the differences between the two periods expressed in dollars and percentages.

	Year Ended
	December 31,		Increase/(Decrease)	Increase/(Decrease)
(In thousands of U.S. dollars)	2016 ($)	2015 ($)	($)	(%)
Net Revenue	79,667	140,712	(61,045)	(43.4%	)
Cost of Revenue	69,165	114,730	(45,565)	(39.7%	)
Gross profit	10,502	25,982	(15,480)	(59.6%	)
Operating Expenses:
Selling and Marketing	6,126	6,859	(733)	(10.7%	)
General and administrative	40,797	5,666	35,131	620.0%
Income from continuing operations	(87,173)	6,923	(94,096)	(1359.2%	)
Non-operating Income (Expenses):
Government grant	1,232	1,999	(767)	(38.4%	)
Interest income	47	117	(70)	(59.8%	)
Other income	348	350	(2)	(0.6%	)
Other expense	(45,911)	(393)	45,518	11582.2%
Interest Expense	(4,569)	(5,245)	(676)	(12.9%	)
Income before taxes	(85,275)	10,286	(95,561)	(929.0%	)
Income Taxes	(1,899)	(3,363)	(1,464)	(43.5%	)
Net Loss	(85,173)	6,923	(90,299)	(1304.3%	)
Non-Controlling Interest	(49,188)	(9,609)	(58,797)	(611.0%	)
Income of common stockholders	(87,173)	6,923	(94,096)	(1359.2%	)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

Net Revenues. Net revenues decreased by $61.0 million, or approximately 43.4%, to $79.7 million in 2016 from $140.7 million in 2015.

Since 2015, more competitors entered the convenience food industry that develop more types of products. Our current products have not met customers’ demand in the most recent year due to our failure to invest in research and development. In addition, we have faced significant competition from Chinese online ordering platforms since 2015, which platforms offer convenient and efficient meals directly from restaurants. In addition, Dongguan Lorain ceased operations in October 2016 due to its high cost of environmental compliance cost, the overlap of products and market with Luotian Lorain, both of which focus on the southern market of China, and poor performance of sales revenue.

Cost of Revenues. Our cost of revenues decreased $45.6 million, or approximately 39.7%, to $69.2 million in 2016 from $114.7 million in 2015, as a result of decrease of net revenue.

Gross Profit. Our gross profit decreased $15.5 million, or 59.6%, to $10.5 million in 2016 from $26.0 million in 2015, mainly attributed to the fact that revenues decreased by $79.2 million. The gross profit ratio decreased from 12.6% to 7.1% in 2016, it is mainly attributes to the reason that we ceased to sell convenience foods products since 2016, shut Athena Group and Dongguan Lorain, the cost of chestnuts slightly increased and the sales of chestnuts in China declined.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased approximately $0.7 million, or 10.7%, to $6.1 million in 2016 from $6.9 million in 2015. The decrease is attributable to decreases of employee salary, travel expense, entertainment expense and storage charge by 19.03%, 52.23%, 71.27% and 60.05%, respectively, in 2016.

General and Administrative Expenses. Our general and administrative expenses increased approximately $35.1 million, or 620.0%, to $ 40.8 million in 2016 from $5.7 million in 2015. The increase mainly due to the bad debt including unrecovered trade receivables and other receivables $ 35,590,795 that management determined cannot be recovered, which accounted for 87.2% of total general and administrative expenses in 2016, respectively. In 2016, the credit terms for many of our domestic customers was between 30 and 60 days; international customers are typically extended 90 days credit. Our cash flow suffered while waiting for such payments. Many of our direct clients, such as supermarkets and restaurants, did not make payments promptly due to poor sales. In addition, third party distributors’ ability to collect accounts receivable was worsened due to the bad sales performance and such distributors’ inability to collect receivables from their own clients. Other receivables that become bad debt include (i) raw materials we paid for but the suppliers did not provide the raw materials ordered by us and refused to refund the advance payment, or we did not agree on the quality of the raw materials and (ii) advance payments made by our salesmen for raw materials, and such salesmen left the company before we could confirm that the goods had been warehoused. Most of the aforementioned receivables were incurred after 2014, and under accounting principles we determined that 2016 was a suitable time to increase the ratio of provision for bad debts exceeding half a year to 50% and to 100% for over one year.

Government Subsidy Income

Government subsidy income decreased from approximately $1.9 million in 2015 to $1.2 million in 2016, representing grants received mostly from the Junan County, Beijing and Luotian government to assist us in our research and business development.

Income Before Taxation and Non-Controlling Interest

Income before taxation and non-controlling interest decreased $90.6 million, or 1820%, to negative $85.6 million in 2016 from $4.9 million in 2015, mainly due to provision for $45.6 million cost of revenue in 2016. In addition, decrease of gross profit and increase of general and administrative expense also leads to the decrease of income before taxation and non-controlling interest.

On December 1, 2016, we entered into two contracts of Transfer of Land Contract Right with village committee of Lanling County Jinling Town Qiaoshangou Village and village committee of Junan County Zhubian Town Huanheya Village, respectively, according to which, we contracted about 515 acres and 208 acres woods respectively to plant chestnut trees. The valid period of both of the contracts are 30 years. The consideration of contract is $543,809 (RMB3,750,000) and $200,992 (RMB1,386,000), respectively.

On November 6, 2016, we entered in to a nursery stock purchase agreement with Linyi Lingang Development District Runfa Nursery Stock Cooperation, according to which we purchased 812,500 chestnut seedlings in a consideration of $12,470,634 (RMB85,995,000). We paid to the seller $1,247,063 (RMB8,559,500) upon the execution of the agreement and agreed to pay the rest purchase fee when over 95% of the chestnut seedlings survived.

On December 1, 2016, we entered in to a nursery stock purchase agreement with Linyi Lingang Development District Runfa Nursery Stock Cooperation, according to which we purchased 327,600 chestnut seedlings in a consideration of $5,027,843 (RMB34,671,000). We paid to the seller $502,784 (RMB3,467,100) upon the execution of the agreement and agreed to pay the rest purchase fee when over 95% of the chestnut seedlings survived.

Income Taxes

Income taxes decreased approximately $1.5 million, or 43.5%, to $1.9 million in 2016, as compared to $3.4 million in 2015. This decrease was attributable to the lower income (excluding impairment) earned in 2016 as compared to 2015.

Non-Controlling Interest

Shandong Economic Development Investment holds 19.8% of the equity of our subsidiary Shandong Lorain, and Biobranco II, Alcides Branco, and Nuno Branco hold 49% of the equity of the Athena Group, which is reflected in the non-controlling interest of $7.3million in 2016 and $7.7million in 2015.

Loss attributable to common stockholders

Loss attributable to common stockholders decreased $138.6 million, or 5,290.7%, to negative $135.9 million in 2016 from $2.6 million in 2015. As our 51% controlled overseas subsidiaries suffered loss in 2016, its minority shareholders bore their proportion of loss.

Liquidity and Capital Resources General

The financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. Our ability to continue as a going concern is greatly dependent on our ability to realize its non-cash current assets such as receivables and inventory into cash in order to settle its current obligations. For the year ended December 31, 2016, we incurred a substantial loss of $136,361,080. As of December 31, 2016, we had a working capital deficit of approximately $21,271,226. These conditions raise substantial doubt as to whether we may continue as a going concern.

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth, adding new products and expanding our facilities. In the past, our primary sources of financing have been cash generated from operations and short-term loans from banks in China. In addition, we obtained long term loans, private placement financing and convertible promissory note during the period 2011 to 2015.

At December 31, 2016 and 2015, cash and cash equivalents (including restricted cash) were $1.4 million and $25.5 million, respectively. The debt to assets ratio was 55.4% and 31.3% as of December 31, 2016 and 2015, respectively. We expect to continue to finance our operations and working capital needs in 2017 from cash generated from operations, short-term bank loans. As such, we are in discussions regarding potential financing transactions. If available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide liquidity, if needed. Currently, the capital markets for small capitalization companies are difficult. Accordingly, we cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:	For year ended December 31,
(In thousands of U.S. dollars)	2016	2015
Net cash flows provided by operating activities	(29,785)	18,290
Net cash flows (used in) investing activities	8,906	(9,097)
Net cash flows (used in) financing activities	3,043	(14,682)

Operating Activities

Net cash provided by operating activities for 2016 and 2015 was $29.7 million and $18.3 million respectively. The decrease of approximately $48.0 million in net cash flows provided by operating activities resulted primarily from the increase in trade and other receivables of approximately $13.0 million in 2016.

Investing Activities

Net cash used in investing activities for 2016 and 2015 were $8.9 million and $9.1 million, respectively, with the increase of approximately $18.0 million cash provided in investing activities primarily from a decrease in restricted cash of $7.1 million and disposition of an investment for $1.9 million in 2016.

Financing Activities

Net cash used in financing activities for 2016 and 2015 were $3.0 million and $14.7 million, respectively, with the increase of $17.7 million cash provided in financing activities from loan proceeds from bank borrowings and debentures for approximately $3.1 million and no repayment long-term borrowings and notes payable in 2016.

Loan Facilities

As of December 31, 2016 and 2015, we carried $22.7 million and $21.4 million short term bank loans from foreign and Chinese domestic banks.

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

Restatement of prior financial statements -- The Company has discovered errors in the timing of revenues recognized during the year ended December 31, 2015. The Company recognizes revenue upon shipping of products to its customers where title of the goods passes upon departure from the Company’s facilities; however, in certain instances, contractual terms dictate that the customers are afforded seven days after the receipt of goods at their premises to inspect the goods for defects or spoilage and notify the Company. If the Company is not contacted within those seven days, the Company’s obligation to the customer are considered fully discharged and revenue should be recognized. Given the timing of these seven days, the Company believes that certain sales transactions have been erroneously recognized during the year ended December 31, 2015. The Company has rectified this error and the impact of the Company’s financial position and result of operations.

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

The use of estimates is critical to the carrying value of asset accounts such as accounts receivable, inventory, fixed assets, and intangible assets. We use estimates to account for the related bad debt allowance, inventory impairment charges, depreciation and amortization of our assets. In the food processing industry, these accounts have a significant impact on the valuation of our balance sheet and the results of our operations.

Principles of consolidation -- The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its commonly controlled entity. All significant inter-company balances and transactions are eliminated in combination.

As of December 31, 2016, the particulars of the commonly controlled entities are as follows:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest	capital
		%	$
International Lorain Holding Inc.	Cayman Islands	100	46,659,135
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	44,861,741
Shandong Lorain Co., Ltd.	PRC	80.2	12,123,985
Beijing Lorain Co., Ltd.	PRC	100	1,540,666
Luotian Lorain Co., Ltd.	PRC	100	3,797,774
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,303,063
Dongguan Lorain Co., Ltd.	PRC	100	149,939

In 2014, the Company invested $2,100,000 in Athena/Minerve Group whereby the Company controlling shareholder of Minerve. Minerve conducted operations in manufacturing, packaging and sales activities in France and import and storage operations in Portugal. During the years ended December 31, 2015, the financial position and results of operations of Minerve were accounted for as subsidiaries in the Company’s financial statements; however, during the year ended December 31, 2016, Minerve became insolvent and compelled into bankruptcy by creditors, and, ultimately liquidation. Accordingly, the Company lost control of Minerve and written of the value of its investment in Minerve. All receivables due by Minerve to subsidiaries still controlled by the Company have been written off. The Company’s consolidated financial statements at December 31, 2015 have been recast to provide improved comparability for the Company’s continuing operations.

Management has eliminated all significant inter-company balances and transactions in preparing the accompanying consolidated financial statements. Ownership interests of subsidiaries that the Company does not wholly-own are accounted for as non-controlling interests.

Shandong Economic Development Investment Corporation, which is a PRC state-owned entity, holds 19.8% equity interest in Shandong Lorain.

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

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recognized impairment losses on certain long-lived assets during 2016.

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815. As of December 31, 2016 and 2015, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

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

As of December 31, 2016, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Correction of Error

The Company discovered errors in the timing of revenues recognized during the year ended December 31, 2015. The Company recognizes revenue upon shipping of products to its customers where title of the goods passes upon departure from the Company’s facilities; however, in certain instances, contractual terms dictate that the customers are afforded seven days inspection period after the receipt of goods at their premises to inspect the goods for defects or spoilage and notify the Company. If the Company is not contacted within those seven days, the Company’s obligation to the customer are considered fully discharged and revenue should be recognized. Given the timing of these seven days inspection period, the Company believes that certain sales transactions have been erroneously recognized during the year ended December 31, 2015. The Company has corrected this error and adjusted for the impact upon the Company’s financial position and result of operations as detailed below, which include the regrouping of amounts attributable to Discontinued Operations.

The effect of correction of these errors on results of operations for the above mentioned financial statements is as follows for 2015.

	As previously reported	Adjustment	Restated

Sales	$215,315,437	$(8,571,793)	$206,743,644
Cost of sales	179,197,430	(7,076,892)	172,120,538
Gross profit	36,118,006	(1,494,900)	34,623,106
Operating income	14,052,920	(1,494,900)	12,558,020
Total other expense	(10,728,224)	-	(10,728,224)
Loss before tax	3,324,696	(1,494,900)	1,829,796
Net loss	$(1,191,239)	$(1,494,900)	$(2,686,139)

The effect of correction of these errors on retained earnings and significant asset and liability accounts is as follows:

	As previously reported	Adjustment	Restated

Accounts receivable	62,532,017	(9,269,327)	53,262,690
Inventory	43,712,048	6,779,018	50,491,066
Total current asset	191,049,927	(2,449,159)	188,600,768
Total asset	309,537,530	(2,449,159)	307,088,371
Taxes payable	5,863,261	(1,017,181)	4,846,080
Total current liabilities	97,003,426	(1,017,181)	95,986,245
Total liabilities	107,569,431	(1,017,181)	106,552,250
Retained earnings	101,389,920	(1,370,586)	100,019,334
Total stockholders’ equity	201,968,099	(1,431,978)	200,536,121
Total liabilities andstockholders’ equity	309,537,531	(2,449,160)	307,088,371

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements As of December 31, 2016 begins on page F-1 of this Annual Report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures As of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that As of December 31, 2016, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, As of December 31, 2016, our internal controls over financial reporting are not effective.

The material weakness and significant deficiency identified by our management As of December 31, 2016 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

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

Changes in Internal Controls over Financial Reporting.

Other than as described above, during the fiscal year ended December 31, 2016, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Restatement of prior financial statements

The Company has discovered errors in the timing of revenues recognized during the year ended December 31, 2015. The Company recognizes revenue upon shipping of products to its customers where title of the goods passes upon departure from the Company’s facilities; however, in certain instances, contractual terms dictate that the customers are afforded seven days after the receipt of goods at their premises to inspect the goods for defects or spoilage and notify the Company. If the Company is not contacted within those seven days, the Company’s obligation to the customer are considered fully discharged and revenue should be recognized. Given the timing of these seven days, the Company believes that certain sales transactions have been erroneously recognized during the year ended December 31, 2015. The Company has rectified this error and the impact of the Company’s financial position and result of operations.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the name, age and position of each of our current directors as well as the date that each officer began their service as a director.

Name	Age	Position	Director Since
Si Chen	48	Chairman, Chief Executive Officer, President and Director	2007
Yundong Lu	36	Chief Operating Officer and Director	2008
Yunqiang Sun	44	Chief Financial Officer	2016
Dekai Yin	58	Director	2009
Maoquan Wei	64	Director	2008
Hongxiang Yu	37	Director	2016

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

MR. YUNQIANG SUN. Mr. Sun has been an accounting manager of Shandong Lorain Co., Ltd. since 2014. From 2009 to 2014, Mr. Yunqiang Sun served as the Chief Financial officer of Shandong Quanrixing Food Co., Ltd. From 2007 to 2009, he served as Account Manager of Shandong Linyi Kaijia Food Co., Ltd. From 1992 to 2007, he served as Chief Financial Officer of Shandong Chunyuan Food Co., Ltd. Mr. Yunqiang holds a degree in Economics from Linyi Trading College.

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

MR. HONGXIANG YU. Hongxiang Yu, age 37, has served as the head of the internal auditing department of Hongrun Construction Group Co., Ltd., a company listed on the Shenzhen Stock Exchange, and as general manager for Hongrun’s foundation engineering subsidiary from August 2006. In September 2015, Mr. Yu established and has been the Chairman of Shanghai Highlights Asset Management Co., Ltd., a company engaged in assets management and private equity investment in China. Since April 1, 2016, Mr. Yu has also served as the Vice Chairman of Tianjin Dragon Film Limited, a company engaged in investment in film industry including the both upstream and downstream chain of film production business in China. Mr. Yu received his Bachelor degree in International Trade in 2004 from University of Portsmouth and his Master degree in International Human Resources Management in 2006 from University of Portsmouth in U.K.

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

Name	Age	Position	Executive Officer Since
Si Chen	48	Chairman, Chief Executive Officer, President and Director	2007
Yunqiang Sun	44	Chief Financial Officer	2016
Yundong Lu	36	Chief Operating Officer and Director	2008

See “Directors” on page 1 above for information on Messrs. Chen, Lu and Sun.

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

Dekai Yin, Hongxiang Yu, and Maoquan Wei, all of whom are independent directors under SEC rules and the rules of NYSE Amex, are currently serving as members of the Audit Committee. Mr. Yu is the chairman of the Audit Committee and is our audit committee financial expert.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, which we also refer to throughout this report as the SEC. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers, directors and such beneficial owners, we believe that all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year ended December 31, 2016

Code of Ethics

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the fiscal years ended December 31, 2015 and 2016 for services provided to us and our subsidiaries. None of our current executive officers earned compensation that exceeded $100,000 during the fiscal years ended December 31, 2015 or 2016.

Name and Principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Si Chen,	2016	$66,000	$-0-	$-0-	$-0-	$-0-	$66,000
Chairman of Board of Directors, and Chief Executive Officer	2015	$66,000	$-0-	$-0-	$-0-	$-0-	$66,000
Yundong Lu, Chief	2016	$16,154	$-0-	$-0-	$-0-	$-0-	$16,154
Operating Officer and Director	2015	$16,154	$-0-	$-0-	$-0-	$-0-	$16,154
Yunqiang Sun, Chief Financial Officer	2016	$27,096	$-0-	$-0-	$-0-	$-0-	$27,096

Pursuant to Mr. Chen’s employment agreement, we paid Mr. Chen a base salary of $66,000 in cash during fiscal years ended December 31, 2016 and 2015. Mr. Chen’s employment agreement does not provide any change in control or severance benefits and we do not have any separate change-in-control agreements with Mr. Chen or any of our other executive officers.

Pursuant to Mr. Sun’s employment agreement, we are obligated to pay Mr. Zhou a base salary of RMB 15,000 per month ($2,258 at then current exchange rate).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of September 29, 2016 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Except as otherwise indicated, the persons listed below have advised us that they have direct sole voting and investment power with respect to the shares listed as owned by them.

Unless otherwise specified, the address of each of the persons set forth below is c/o American Lorain Corporation, Beihuan Zhong Road, Junan County, Shandong, China 276600.

In the table below, percentage ownership is based on 38,259,490 shares of our common stock outstanding as of September 29, 2016.

	Amount and nature	Percent of
	of	class
Name and title of beneficial owner	beneficial ownership

Mr. Si Chen, Chairman, CEO and President (1)	3,978,988	10.4%
DEG-Deutsche Investitions- und Entwicklungsgesellshaft mbH(2)	10,794,066	28.2%
Tongley Investments Ltd. (3)	4,183,234	10.9%
Jade Lane Group Limited (4)	2,355,276	6.2%
Mr. Yundong Lu, COO and Director	727	*
Mr. Dekai Yin, Director	-	*
Mr. Maoquan Wei, Director	174	*
Mr. Hongxiang Yu, Director(5)	-	*
Mr. Yunqiang Sun(6)	-	*
All officers and directors as a group (6 persons)	3,979,889	10.4%

* Less than 1%

(1)

10,794,066 shares of common stock that has been pledged under the Share Pledge Agreement, dated October 19, 2010, for the benefit of DEG-Deutsche Investitions- und Entwicklungsgesellshaft mbH (“DEG”) in order to secure the obligations of the Company and its subsidiary Junan Hongrun Foodstuff Co., Ltd. under a Loan Agreement, dated May 31, 2010, among the Company, DEG and Mr. Si Chen (the “Loan Agreement”) transferred to DEG on September 7, 2016 by DEG notifing the Agent under the Pledge Agreement that the Company was in default under the Loan Agreement.

(2)	On September 7, 2016, DEG acquired beneficial ownership of 10,794,066 shares of Common Stock upon foreclosure of the pledge from Mr. Si Chen.
(3)

Based on information supplied by Tongley Investment Ltd. in a Schedule 13G/A filed with the SEC on February 18, 2014. The address of Tongley Investment Ltd. is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands

(4)

On March 13, 2014 in exchange for US$3.5 million, the Company issued a Convertible Promissory Note (“Note”) in the principal amount of US$ 3.5 million (the “Principal Amount”) to Jade Lane Group Limited, a company incorporated under the laws of British Virgin Islands (the “Holder”). The Maturity Date for the Note was March 13, 2015. For details, please see the Form 8-K filed by the Company on March 20, 2014. Based on information supplied by Jade Lane Group Limited in a Schedule 13D filed with the SEC on July 17, 2014 and Notification and Confirmation Letter between the Company and Jade Lane Group Limited (Jade Lane) dated March 12, 2015, Jade Lane will redeem $791,433 principle and covert the remaining principle $2,708,567 to 2,355,276 shares of common stock of the Company at $1.15 per share. The 2,355,276 shares were issued on April 20, 2015. Jade Lane is the sole general partner of Jade Lane I, L.P. (“JLI”). Ms. Chen Wenxuan is the sole director of Jade Lane and has voting and dispositive power over the shares held by JLI; however, Jade Lane and Ms. Chen Wenxuan each disclaim beneficial ownership of shares held by JLI, except to the extent of their pecuniary interests therein.Jade Lane is a corporation organized under the laws of the British Virgin Islands with a principal business involving investments. The principal office for Jade Lane is located at Unit 1109-1116, HSBC Building, Shanghai IFC, 8 Century Avenue, Pudong District, Shanghai 200120, China. JLI is a corporation organized under the laws of the British Virgin Islands with a principal business involving investments. The principal office for JLI is located at Unit 1109- 1116, HSBC Building, Shanghai IFC, 8 Century Avenue, Pudong District, Shanghai 200120, China. Ms. Chen’s business address is Unit 1109-1116, HSBC Building, Shanghai IFC, 8 Century Avenue, Pudong District, Shanghai 200120, China. Ms. Chen’s present principal occupation is Managing partner of HFG CHINA, but she is also a director of Jade Lane.

(5)

On August 25, 2016, the Board appointed Hongxiang Yu as a member of the Board, the Chairman of the Corporate Governance and Nominating Committee, a member of the Audit Committee and the Compensation Committee of the Board, to serve until him successor has been duly elected and qualified.

(6)	Mr. Sun was appointed CFO on November 22, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE~~.~~

Related Party Transactions

Pursuant to a Share Pledge Agreement, dated October 19, 2010 (the “Share Pledge Agreement”), the Mr. Si Chen, our chief executive officer and chairman, has pledged 5,313,574 shares of Common Stock (the “Pledged Shares”) for the benefit of DEG-Deutsche Investitions- und Entwicklungsgesellshaft mbH (“DEG”) in order to secure the obligations of the Company and its subsidiary Junan Hongrun Foodstuff Co., Ltd. (“Junan Hongrun”) under a Loan Agreement, dated May 31, 2010, among the Company, DEG and Mr. Si Chen (the “Loan Agreement”). In the event that the value of the pledged assets is less than 150% of the amounts made available to the Junan Hongrun under the Loan Agreement, DEG has the right to require additional security in the form of fixed assets or shares under the Loan Agreement and Share Pledge Agreement. Pursuant to a letter agreement, dated November 15, 2012, Mr. Si Chen has pledged an additional 5,480,492 shares of Common Stock to DEG under the Pledge Agreement in order to secure the obligations of the Borrower under the Loan Agreement. The total number of shares pledged under the Pledge Agreement is now 10,794,066 shares of Common Stock. For so long as no event of default under the Loan Agreement has occurred, Mr. Si Chen continues to retain all voting rights with respect to the Pledged Shares.

On March 13, 2014, Mr. Si Chen, our chief executive officer and chairman, provided a personal guaranty of the March 13, 2014 Convertible Promissory Note issued by the Company to an investor in the principal amount of $3.5 million.

On September 7, 2016, DEG acquired beneficial ownership of 10,794,066 shares of Common Stock upon foreclosure of the pledge from Mr. Si Chen. Such shares constitute approximately 28.2% of the total number of shares of Common Stock of the Issuer outstanding as of September 30, 2015.

Policy for Approval of Related Party Transactions

Our Audit Committee Charter provides that all related party transactions required to be disclosed under SEC rules are to be reviewed by the Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES~~.~~

WWC., P.C. is the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2016 and the accounting fees is $170,000.

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

4.1

Certificate of Designation of Series A Voting Convertible Preferred Stock of the registrant as filed with the Secretary of State of Delaware on April 9, 2007. Incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-KSB filed on April 9, 2007.

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

10.4

Loan Agreement, dated May 31, 2010, between Junan Hongrun Foodstuff Co. Ltd. and DEG-Deutsche Investitions- Und Entwicklungsgesellschaft MBH. Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 11, 2010.

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

10.8	American Lorain Corporation 2014 Equity Incentive Plan Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2014. †

10.9

Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and Haitong Securities, Inc. dated August 28, 2013 Incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-K/A filed on February 23, 2015.

10.10

Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and Everbright Securities Assets Management Co., Ltd. dated August 28, 2013 Incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-K/A filed on February 23, 2015.

10.11

Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and SWS MU Fund Management Co., Ltd. dated August 28, 2013 Incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K/A filed on February 23, 2015.

10.12

Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and Essence Securities, Inc. dated August 28, 2013 Incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K/A filed on February 23, 2015.

10.13

Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and Guoyuan Securities, Inc. dated August 28, 2013 Incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K/A filed on February 23, 2015.

10.14

Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Junan Hongrun Foodstuff Co., Ltd. and Harfor Fund Management Co., Ltd. dated October 18, 2013 Incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-K/A filed on February 23, 2015.

10.15

Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Junan Hongrun Foodstuff Co., Ltd. and Opple Lighting Corporation. dated November 6, 2013 Incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K/A filed on February 23, 2015.

14.1	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.

21.1	List of subsidiaries of the registrant . Incorporated by reference to Exhibit 21.1 to the registrant’s current report on Form 10-K filed on April 14, 2016.

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

† Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LORAIN
CORPORATION
Date: October 30, 2017	By:/s/ Si Chen
Si Chen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
	President, Director and Chief	October 30, 2017
Executive Officer
/s/ Si Chen	(Principal Executive Officer)
Si Chen
Chief Financial Officer
(Principal Financial Officer and
Principal
/s/ Yunqiang Sun	Accounting Officer)	October 30, 2017
Yunqiang Sun
/s/ Yundong Lu	Chief Operating Officer and Director	October 30, 2017
Yundong Lu
/s/ Dekai Yin	Director	October 30, 2017
Dekai Yin
/s/ Maoquan Wei	Director	October 30, 2017
Maoquan Wei
/s/ Hongxiang Yu	Director	October 30, 2017
Hongxiang Yu

American Lorain Corporation
Audited Consolidated Financial Statements
December 31, 2016 and 2015

American Lorain Corporation
Audited Consolidated Financial Statements
December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have audited the accompanying balance sheets of American Lorain Corporation and its subsidiaries (collectively the “Company”) as of December 31, 2016 and 2015, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The Company identified an error in its financial statements as of December 31, 2015 and for the year then ended. It has rectified the error in the accompanying financial statements. For further details, refer to Note 22. We do not qualify our opinion on the accompanying financial statements in regards to this matter.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the year and had working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.
October 30, 2017	Certified Public Accountants

American Lorain Corporation
Consolidated Balance Sheets
As of December 31, 2016 and 2015

	2016	2015
Assets		(Restated)
Current assets
Cash and cash equivalents	$426,054	$17,142,234
Restricted cash	971,471	8,309,971
Trade receivables, net	3,253,333	36,707,352
Inventories	11,840,748	28,251,212
Advances and prepayments to suppliers	29,873,479	25,972,384
Other receivables and other current assets	708,892	1,646,762
Discontinued operations – assets held for sale	19,745,847	70,570,853
Total current assets	$66,819,824	$188,600,768

Non-current assets
Investment	118,471	-
Plant and equipment, net	51,897,283	58,754,754
Intangible assets, net	12,586,515	13,808,576
Construction in progress, net	468,501	13,873,227
Discontinued operations – long term assets held for sale	16,362,855	32,051,046

Total Assets	$148,253,449	$307,088,371

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$22,667,482	$21,446,069
Long-term debt – current portion	28,948,300	21,031,659
Capital lease – current portion	1,007,185	464,090
Accounts payable	5,514,477	4,367,605
Taxes payable	248,807	2,527,899
Accrued liabilities and other payables	8,611,816	2,746,569
Customers deposits	1,347,136	237,311
Discontinued operations - liabilities	13,811,908	43,165,043
Total current liabilities	$82,157,111	$95,986,245

Long-term liabilities
Notes payable and debenture	-	9,544,425
Capital lease – long term portion	-	694,989
Discontinued operations – long-term liabilities	-	326,591
Total Liabilities	$82,157,111	$106,552,250
Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 38,274,490 and 38,260,000 shares issued and outstanding as of December 31, 2016 and 2015, respectively	38,275	38,260
Additional paid-in capital	57,852,249	57,842,064
Statutory reserves	25,103,354	24,660,666
(Accumulated deficit)/ retained earnings	(36,396,455)	100,019,334
Accumulated other comprehensive income	12,171,006	10,259,909
Non-controlling interests	7,327,909	7,715,888
Total Stockholders’ Equity	$66,096,338	$200,536,121

Total Liabilities and Stockholders’ Equity	$148,253,449	$307,088,371

American Lorain Corporation
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2016 and 2015

	2016	2015
		(Restated)
Net revenues	$79,666,740	$140,711,561
Cost of revenues	69,164,801	114,729,666
Gross profit	10,501,939	25,981,895

Operating expenses:
Selling and marketing expenses	6,125,771	6,859,449
General and administrative expenses	40,797,058	5,665,793
Total operating expenses	46,922,829	12,525,242

Operating (loss) income	(36,420,890)	13,456,653

Other income (expenses):
Government subsidy	1,231,521	1,999,480
Interest income	47,188	117,103
Interest expense	(4,569,019)	(5,244,766)
Other income	348,138	350,127
Other expenses	(45,911,455)	(392,683)
	(48,853,627)	(3,170,738)

(Loss)/income before taxes from continuing operations	(85,274,517)	10,285,915

Provision for income taxes	1,898,616	3,362,784

(Loss)/income from continuing operations	(87,173,133)	6,923,130

Discontinued operations:
(Loss) income from discontinued operations	(48,733,531)	(8,456,119)
Provision for income taxes	(454,416)	(1,153,150)
Loss from discontinued operations, net of taxes	(49,187,947)	(9,609,269)

Net loss	$(136,361,080)	$(2,686,139)

Net loss attributable to:
- Common shareholders	(135,973,101)	2,619,528
- Non-controlling interests	(387,979)	(5,305,667)

Other comprehensive income:
Foreign currency translation loss	1,911,097	(10,536,511)
Comprehensive loss	$(134,449,983)	$(13,222,650)
(Loss) income per share from continuing operations
- Basic and diluted	(2.28)	0.19

Loss per share from discontinued operations
- Basic and diluted	(1.28)	(0.12)

Loss per share
- Basic and diluted	(3.55)	0.07

Basic and diluted weighted average shares outstanding	38,264,874	37,108,688

American Lorain Corporation
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2016 and 2015

					(Accumulated	Accumulated
	Number		Additional		Deficit)/	Other	Non-
	of	Common	Paid-in	Statutory	Retained	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Earnings	Income	Interests	Total

Balance, January 1, 2015	34,916,714	34,917	53,853,089	23,038,917	99,021,555	20,796,420	13,021,555	209,766,453
Net loss	-	-	-	-	(2,686,139)	-	-	(2,686,139)
Conversion of loan debenture to common stock	2,355,276	2,355	2,706,213	-	-	-	-	2,708,568
Issuance of share based compensation	987,500	988	1,282,762	-	-	-	-	1,283,750
Appropriations to statutory reserve	-	-	-	1,621,749	(1,621,749)	-	-	-
Allocation to non-controlling interests	-	-	-	-	5,305,667	-	(5,307,667)	-
Foreign currency translation adjustment	-	-	-	-	-	(10,536,511)	-	(10,536,511)
Balance, December 31, 2015 (RESTATED)	38,259,490	38,260	57,842,064	24,660,666	100,019,334	10,259,909	7,715,888	200,536,121

Balance, January 1, 2016	38,259,490	38,260	57,842,064	24,660,666	100,019,334	10,259,909	7,715,888	200,536,121
Net loss					(136,361,080)			(136,361,080)
Issuance of share based compensation	15,000	15	10,185	-	-	-	-	10,200
Appropriations to statutory reserve	-	-	-	442,688	(442,688)	-	-	-
Allocation to non-controlling interests	-	-	-	-	387,979	-	(387,979)	-
Foreign currency translation adjustment	-	-	-	-	-	1,911,097	-	1,911,097
Balance, December 31, 2016	38,274,490	38,275	57,852,249	25,103,354	(36,396,455)	12,171,006	7,327,909	66,096,338

American Lorain Corporation
Consolidated Statements of Cash Flows
For the years ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities
Net (loss) income from continuing operations	$(87,173,133)	$6,923,130
Impairment of construction in progress	13,207,563	-
Impairment of leased plant and equipment	1,184,309	-
Impairment of inventory - raw materials	20,383,366	-
Write off trade receivables, other receivables, advances to suppliers, and other current assets	35,590,795	-
Stock compensation expense	10,200	3,994,673
Depreciation of fixed assets	1,934,411	2,075,599
Amortization of intangible assets	299,177	682,391
Increase in trade and other receivables	(12,996,841)	(1,027,370)
Increase in inventories	(5,156,603)	(2,426,131)
(Increase)/decrease in advances to suppliers and prepayments	(5,848,784)	4,129,003
Decrease in deferred tax asset	132,058	-
Increase in accounts and other payables	9,681,273	2,645,878
(Decrease)/increase in taxes payable	(2,209,871)	1,105,731
Increase in customer deposits	1,176,244	187,091
Net cash (used in)/provided by operating activities	(29,785,836)	18,289,995

Cash flows from investing activities
Decrease/(increase) in restricted cash	7,103,997	(6,142,420)
Purchase of plant and equipment	-	(1,919,600)
Payment of construction in progress	(142,126)	(330,454)
Payments for the purchase of intangible assets	-	(329,217)
Disposal of investments	1,944,420	-
Increase in deposits	-	(375,252)
Net cash provided by/(used in) investing activities	8,906,291	(9,096,943)

Cash flows from financing activities
Repayment of bank borrowings and notes	-	(15,892,196)
Proceeds from bank borrowings and debentures	3,122,729	-
Proceeds from lease obligations	-	1,210,009
Repayment of capital lease	(79,729)	-
Net cash provided by/(used in) financing activities	$3,043,000	$(14,682,187)

Net decrease in cash and cash equivalents	(17,836,545)	(5,489,135)

Effect of foreign currency translation on cash and cash equivalents	1,120,365	(1,054,102)

Cash and cash equivalents–beginning of year	17,142,234	23,685,471

Cash and cash equivalents–end of year	$426,054	$17,142,234

Supplementary cash flow information:
Interest received	$47,188	$117,103
Interest paid	$1,137,063	$2,889,304
Income taxes paid	$3,408,119	$2,324,179

American Lorain Corporation
Notes to Financial Statements

1.	Organization and Principal Activities

American Lorain Corporation (the “Company” or “ALN”) is registered as a corporation in the state of Nevada. The Company conducts its primary business activities through its subsidiaries located in the People’s Republic of China. Those subsidiaries develop, manufacture, and market convenience foods, chestnut products, and frozen foods; these products are sold to both domestic markets and international markets.

2.	Summary of Significant Accounting Policies

Method of accounting

Management has prepared the accompanying financial statements and these notes in accordance to generally accepted accounting principles in the United States of America; the Company maintains its general ledger and journals with the accrual method accounting.

Restatement of prior financial statements

The Company has discovered errors in the timing of revenues recognized during the year ended December 31, 2015. The Company recognizes revenue upon shipping of products to its customers where title of the goods passes upon departure from the Company’s facilities; however, in certain instances, contractual terms dictate that the customers are afforded seven days after the receipt of goods at their premises to inspect the goods for defects or spoilage and notify the Company. If the Company is not contacted within those seven days, the Company’s obligation to the customer are considered fully discharged and revenue should be recognized. Given the timing of these seven days, the Company believes that certain sales transactions have been erroneously recognized during the year ended December 31, 2015. The Company has rectified this error and the impact of the Company’s financial position and result of operations are detailed below.

Principles of consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Company, and its subsidiaries, which are listed below:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
International Lorain Holding Inc.	Cayman Islands	100.0	$46,659,135
Junan Hongrun Foodstuff Co., Ltd.	PRC	100.0	44,861,741
Shandong Lorain Co., Ltd.	PRC	80.2	12,123,985
Beijing Lorain Co., Ltd.	PRC	100.0	1,540,666
Luotian Lorain Co., Ltd.	PRC	100.0	3,797,774
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100.0	2,303,063
Dongguan Lorain Co., Ltd.	PRC	100.0	149,939

In 2014, the Company invested $2,100,000 in Athena/Minerve Group whereby the Company controlling shareholder of Minerve. Minerve conducted operations in manufacturing, packaging and sales activities in France and import and storage operations in Portugal. During the years ended December 31, 2015, the financial position and results of operations of Minerve were accounted for as subsidiaries in the Company’s financial statements; however, during the year ended December 31, 2016, Minerve became insolvent and compelled into bankruptcy by creditors, and, ultimately liquidation. Accordingly, the Company lost control of Minerve and written of the value of its investment in Minerve. All receivables due by Minerve to subsidiaries still controlled by the Company have been written off. The Company’s consolidated financial statements at December 31, 2015 have been recast to provide improved comparability for the Company’s continuing operations.

Management has eliminated all significant inter-company balances and transactions in preparing the accompanying consolidated financial statements. Ownership interests of subsidiaries that the Company does not wholly-own are accounted for as non-controlling interests.

American Lorain Corporation
Notes to Financial Statements

Shandong Economic Development Investment Corporation, which is a PRC state-owned entity, holds 19.8% equity interest in Shandong Lorain.

Use of estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

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

Inventories

Inventories consist of raw materials and finished goods which are stated at the lower of cost or market value. Finished goods are comprised of direct materials, direct labor, inbound shipping costs, and allocated overhead. The Company applies the weighted average cost method to its inventory.

American Lorain Corporation
Notes to Financial Statements

Advances and prepayments to suppliers

The Company makes advance payment to suppliers and vendors for the procurement of raw materials. Upon physical receipt and inspection of the raw materials from suppliers the applicable amount is reclassified from advances and prepayments to suppliers to inventory.

Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. The Company’s typically applies a salvage value of 0% to 10%. The estimated useful lives of the plant and equipment are as follows:

Buildings	20-40 years
Landscaping, plant and tree	30 years
Machinery and equipment	1-10 years
Motor vehicles	10 years
Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss are included in the Company’s results of operations. The costs of maintenance and repairs are recognized to expenses as incurred; significant renewals and betterments are capitalized.

Construction in progress and prepayments for equipment

Construction in progress and prepayments for equipment represent direct and indirect acquisition and construction costs for plants, and costs of acquisition and installation of related equipment. Amounts classified as construction in progress and prepayments for equipment are transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Depreciation is not provided for assets classified in this account.

Land use rights

Land use rights are carried at cost and amortized on a straight-line basis over a specified period. Amortization is provided using the straight-line method over 40-50 years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. The Company conducts an annual assessment of its goodwill for impairment. If the carrying value of its goodwill exceeds its fair value, then impairment has incurred; accordingly, a charge to the Company’s results of operations will be recognized during the period. Fair value is generally determined using a discounted expected future cash flow analysis.

Accounting for the impairment of long-lived assets

The Company annually reviews its long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Impairment may be the result of becoming obsolete from a change in the industry, introduction of new technologies, or if the Company has inadequate working capital to utilize the long-lived assets to generate the adequate profits. Impairment is present if the carrying amount of an asset is less than its expected future undiscounted cash flows.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

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

American Lorain Corporation
Notes to Financial Statements

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are the Renminbi (RMB) and the Euro (EUR). The Company’s assets and liabilities are translated into United States dollars from RMB and EUR at year-end exchange rates, and its revenues and expenses are translated at the average exchange rate during the period. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	12/31/2016	12/31/2015
Period/year end RMB: US$ exchange rate	6.9437	6.4907
Period/annual average RMB: US$ exchange rate	6.6430	6.2175
Period/year end EUR: US$ exchange rate	0.8919	0.9168
Period/annual average EUR: US$ exchange rate	0.8960	0.9011

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions must be conducted through authorized financial institutions.

Revenue recognition

The Company recognizes revenue in accordance to guidance found in Staff Accounting Bulletin (SAB) 104, where persuasive evidence of arrangement exists, the price has been fixed or is determinable, the delivery has been completed and no other significant obligations of the Company exists, and collectability of payment is reasonably assured. Payments received prior to all of the foregoing criteria are recorded as customer deposits. Recorded revenue is derived from the value of goods invoiced less value-added tax (VAT).

Advertising

All advertising costs are expensed as incurred.

Shipping and handling

All outbound shipping and handling costs are expensed as incurred.

Research and development

All research and development costs are expensed as incurred.

Retirement benefits

Retirement benefits in the form of mandatory government sponsored defined contribution plans are charged to the either expenses as incurred or allocated to inventory as part of overhead.

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

Comprehensive income

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis from the potential conversion of convertible securities or the exercise of options and or warrants; the dilutive effects of potentially convertible securities are calculated using the as-if method; the potentially dilutive effect of options or warrants are calculated using the treasury stock method. Securities that are potentially an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Financial instruments

The Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 - inputs to the valuation methodology used quoted prices for identical assets or liabilities in active markets.
•

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Recent accounting pronouncements

In January 2017, the FASB issued guidance which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. The Company is currently evaluating the impact on the financial statements of this guidance.

In January 2017, the FASB amended the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company is currently evaluating the impact on the financial statements of this guidance.

American Lorain Corporation
Notes to Financial Statements

In November 2016, the FASB issued guidance, which addresses the presentation of restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

In October 2016, the FASB issued guidance, which amends the existing accounting for Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

In August 2016, the FASB issued guidance, which amends the existing accounting standards for the classification of certain cash receipts and cash payments on the statement of cash flows. The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

In June 2016, the FASB issued guidance, which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

In February 2016, the FASB issued guidance, which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than twelve months. The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

In January 2016, the FASB issued guidance, which amends the existing accounting standards for the recognition and measurement of financial assets and financial liabilities. The updated guidance primarily addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

3.	Going Concern

The accompanying financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. The Company’s ability to continue as a going concern is greatly dependent on the Company’s ability to realize its non-cash current assets such as receivables and inventory into cash in order to settle its current obligations. For the year ended December 31, 2016, the Company incurred a substantial loss of $136,361,080. As of December 31, 2016, the Company had a working capital deficit of approximately $21,086,641. These conditions raise substantial doubt as to whether the Company may continue as a going concern.

To improve its solvency, the Company is working to obtain new working capital through private placements of its common stock or convertible debt securities to qualified investors.

4.	Restricted Cash

Restricted cash represents interest bearing deposits placed with banks to secure banking facilities in the form of loans and notes payable. The funds are restricted from immediate use and are designated for settlement of loans or notes when they become due.

American Lorain Corporation
Notes to Financial Statements

5.	Trade Receivables

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets and wholesalers; international customers are typically extended 90 days credit.

	2016	2015
Trade accounts receivable	$3,948,880	$37,127,548
Less: Allowance for doubtful accounts	(695,547)	(420,196)
	$3,253,333	$36,707,352

Allowance for bad debt:
Beginning balance	$(5,901,811)	$(421,464)
Additions to allowance	-	-
Bad debt written-off against allowance	5,206,263	1,268
Ending balance	$(695,547)	$(420,196)

6.	Inventories

	2016	2015
Raw materials	$-	$16,562,185
Finished goods	11,840,748	11,689,027
	$11,840,748	$28,251,212

7.	Plant and Equipment

	2016	2015
At Cost:
Buildings	$58,866,129	$62,883,574
Machinery and equipment	6,917,774	8,484,858
Office equipment	418,048	430,317
Motor vehicles	154,687	165,483
	$66,356,368	$71,964,232

Less: Accumulated depreciation	(14,459,355)	(13,209,478)

	$51,897,283	$58,754,754

Depreciation expense for the years ended December 31, 2016 and 2015 was $1,934,411 and $2,075,599, respectively.

8.	Intangible Assets

	2016	2015
At Cost:
Land use rights	14,208,013	15,356,397
Utilities rights	4,800	47,926
	$14,252,813	$15,404,323
Less: Accumulated amortization	(1,666,298)	(1,595,747)
	$12,586,515	$13,808,576

American Lorain Corporation
Notes to Financial Statements

All land is owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. Amortization expense for the years ended December 31, 2016 and 2015 were $299,177 and $682,391, respectively.

9.	Goodwill

On August 8, 2015, the Company re-organized its French operations by merging the operations of Conserverie Minerve into its immediate parent Athena, and concurrently, Athena wound up and dissolved Conserverie Minerve. Athena subsequently changed its own legal name to Conserverie Minerve and to continue its business. At the date of acquisition, the net liability of Conserverie Minerve was $3,255,911(EUR 2,968,089); the purchase consideration paid for the Athena (aka Conserverie Minerve) was $2,100,000. The acquisition of Athena and its then subsidiaries gave rise to goodwill in the amount of $6,786,928. As of December 31, 2015, the surviving business entity, Conserverie Minerve, on a post merged basis, recognized net operating losses during the year ended December 31, 2015. As of December 31, 2015, the Company was unable to determine if the Conserverie Minerve would be able to generate future profit and positive operating cash flows to justify the carrying value of goodwill in the amount of $6,786,928; accordingly, the Company elected to write-off the goodwill that it had recognized during its acquisition of Conserverie Minerve. Conserverie Minerve had a goodwill of its own that had accumulated over the years as result of its acquisition of subsidiaries; at December 31, 2015, the outstanding balance was $3,219,172. As mentioned in “Note 2 - Summary of Significant Accounting Policies-Principles of Consolidation”, Conserverie Minerve has been liquidated and the Company no longer has any interest in Conserverie Minerve; accordingly, all remaining goodwill has been de- recognized.

10.	Bank Loans

Bank loans include bank overdrafts and short-term bank loans for continuing operations consisted of the following:

Short-term Bank Loans	12/31/2016	12/31/2015

Loan from Industrial and Commercial Bank of China,
• Interest rate at 6.305% per annum; due 1/4/2016	-	1,016,839
• Interest rate at 6.955% per annum; due 4/20/2016*	3,596,461	3,851,665
• Interest rate at 6.02% per annum; due 12/26/2016	-	-
• Interest rate at 4.30% per annum; due 4/30/2017	1,080,116	-
• Interest rate at 4.30% per annum; due 6/29/2017	1,134,842	-
• Interest rate at 4.30% per annum; due 6/29/2017	1,080,116	-
• Interest rate at 4.30% per annum; due 8/2/2017	950,502	-

Loan from China Minsheng Bank Corporation, Linyi Branch
•Interest rate at 5.98% per annum due 9/22/2016*	1,440,154	1,540,666

Loan from Agricultural Bank of China, Junan Branch
• Interest rate at 5.52% per annum due 9/5/2016*	-	3,081,332
• Interest rate at 5.655% per annum due 1/31/2017	-	-

Loan from Agricultural Bank of China, Luotian Branch
• Interest rate at 5.65% per annum due 4/22/2017	1,440,154	-

China Agricultural Development Bank,
•Interest rate at 5.6% per annum due 1/6/2016	-	770,333

Luotian Sanliqiao Credit Union,
• Interest rate at 9.72% per annum due 1/14/2017	1,440,154	2,002,866
• Interest rate at 9.72% per annum due 2/4/2017	432,046	-
• Interest rate at 9.72% per annum due 9/7/2017	432,046	-

Bank of Ningbo,
• Interest rate at 7.80% per annum due 10/27/2016*	1,152,124	1,232,533

Hankou Bank, Guanggu Branch,
• Interest rate at 6.85% per annum due 10/24/2016*	1,347,047	1,540,666

Postal Savings Bank of China,
• Interest rate at 9.72% per annum due 7/27/2016*	374,440	400,573

Bank of Rizhao,
• Interest rate at 7.28% per annum due 1/19/2016	-	1,540,666

China Construction Bank,
• Interest rate at 6.18% per annum due 11/29/2016*	720,077	770,333

Luotian County Ministry of Finance,
• Interest rate at 6.18% per annum due 11/29/2016	-	616,266

Huaxia Bank,
• Interest rate at 5.66% per annum due 5/19/2017	1,440,154	1,540,666

City of Linyi Commercial Bank, Junan Branch,
• Interest rate at 8.4% per annum due 2/16/2016*	1,438,707	1,540,666
• Interest rate at 8.4% per annum due 11/24/2016*	2,880,310	-

Hubei Jincai Credit and Financial Services Co. Ltd.
• Interest rate at 9.00% per annum due 1/12/2017	288,032	-
	$22,667,482	$21,446,069

American Lorain Corporation
Notes to Financial Statements

The short-term loans, which are denominated in Renminbi and Euros, were primarily obtained for general working capital. If not otherwise specifically indicated above, short-term bank loans are guaranteed either by other companies within the group, or by personnel in senior management positions within the group.

* Note: As of December 31, 2016, these loans have not been repaid and are considered in default. The Company is in negotiations to renew these loans or modify the repayment terms.

11.	Current Portion – Long Term Debt

Current portions of notes payable, debentures, and long-term debt for continuing operations consisted of the following:

	2016	2015
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	$8,921,756	$-

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	14,401,544	15,406,658

Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 9/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 3/15/2016	1,875,000	1,875,000

	$28,948,300	$$21,031,659

American Lorain Corporation
Notes to Financial Statements

The Company began repaying its loan with DEG in semi-annual installments on December 15, 2012. As of December 31, 2016, and 2015, the Company had not repaid any principal. The loan was collateralized with the following terms:

(a.)	A first ranking mortgage in the amount of about USD $12,000,000 on the Company’s land and building in favor of DEG.
(b.)	A share pledge, by Mr. Si Chen (a major shareholder, and Chairman and CEO of the Company) as the sponsor of the loan, to secure approximately USD $12,000,000 of the loan.
(c.)

The total amount of the first ranking mortgage as indicated in the Loan Agreement (Article 12(1)(a)) and the value of the pledged shares by Mr. Si Chen (Loan Agreement (Article 12(1)(a))) should be at least USD 24,000,000 in aggregate.

(d.)	A personal guarantee by Mr. Si Chen in form and substance satisfactory to DEG.

The Company defaulted on its loan with DEG; accordingly, on December 7, 2016, DEG exercised its rights to foreclose on 10,794,066 shares pledged by Mr. Si Chen.

The Company is in default of the debentures that were issued by Guoyuan Securities and Daiwa SSC Securities and negotiating with the debenture holders to extend repayment terms.

12.	Taxes Payable

Taxes payable consisted of the following:

	2016	2015
Value added tax	$10,562	$731,080
Corporate income tax	16,151	1,678,568
Employee payroll tax withholdings	13,684	5,046
Property tax	72,245	40,058
Stamp duty	161	172
Land use tax	134,827	72,974
Local tax	1,176	-
	$248,807	$2,527,899

13.	Long Term Debt

Non-current portions of notes payable and debentures for continuing operations consisted of the following:

	2016	2015
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	-	9,544,425

	$-	$9,544,425

14.	Equity

For the year ended December 31, 2015, the Company issued 987,500 shares as stock compensation to employees and 2,355,276 shares upon conversion of the convertible promissory note to Jade Lane.

American Lorain Corporation
Notes to Financial Statements

For the year ended December 31, 2016, the Company issued 15,000 shares as stock compensation to employees.

15.	Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the years ended December 31, 2016 and 2015:

	2016	2015
(Loss) income attributed to PRC continuing operations	$(84,936,317)	$11,806,807
Loss attributed to U.S. operations	(338,200)	(1,520,892)
(Loss) income before tax	(85,274,517)	10,285,915

PRC Statutory Tax at 25% Rate	1,898,616	3,362,784
Effect of tax exemption granted	-	-

Income tax	$1,898,616	$3,362,784

Per Share Effect of Tax Exemption

	2016	2015
Effect of tax exemption granted	$-	$-
Weighted-average shares outstanding basic	38,264,874	37,108,688
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the years ended December 31, 2016 and 2015:

	2016	2015
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Non-deductible GAAP expenses in the PRC	-27.22%	-27.23%
The Company’s effective tax rate	-2.22%	-2.23%

16.	(Loss) Earnings Per Share

Components of basic and diluted (loss) earnings per share were as follows:

	2016	2015
Basic and diluted (loss) earnings per share numerator

(Loss attributable) income available to common stockholders	$(135,973,101)	$2,619,528

Original Shares:	38,259,490	34,916,714
Additions from Actual Events
-Issuance of common stock	15,000	3,342,776
Basic weighted average shares outstanding	38,264,874	37,108,688

Dilutive Shares:
Additions from Potential Events
- Exercise of warrants	-	-
Diluted weighted average shares outstanding:	38,264,874	37,108,688

(Loss) earnings per share from continuing operations
- Basic and diluted	(2.28)	0.19

Loss per share from discontinued operations
- Basic and diluted	(1.28)	(0.12)

Loss per share
- Basic and diluted	(3.55)	(0.07)

Weighted average shares outstanding
- Basic and diluted	38,264,874	37,108,688

American Lorain Corporation
Notes to Financial Statements

17.	Lease Commitments

During the year ended December 31, 2013, the Company entered into three operating lease agreements leasing three plots of land where greenhouses are maintained to grow seasonal crops. The leases were signed by Junan Hongrun Foodstuff Co., Ltd. and they expire on April 25, 2033, May 19, 2033, and June 19, 2033.

The minimum future lease payments for these properties at December 31, 2016 are as follows:

Period	Greenhouse 1	Greenhouse 2	Greenhouse 3
Year 1	$74,420	$89,258	$10,711
Year 2	74,420	89,258	10,711
Year 3	74,420	89,258	10,711
Year 4	74,420	89,258	10,711
Year 5	74,420	89,258	10,711
Year 6 and thereafter	843,427	1,019,029	123,177
	$1,215,527	$1,465,319	$176,732

The outstanding lease commitments for the three greenhouses as of December 31, 2016 was $2,857,577.

18.	Capital Lease Obligations

The Company leases certain machinery and equipment under leases classified as capital leases. For the year ended December 31, 2015, the Company entered into the following capital leases:

American Lorain Corporation
Notes to Financial Statements

(a.)

On July 1, 2015, the Company entered into a capital lease agreement in the amount of RMB 1,057,571, which was approximately USD 166,447, with Lessor A leasing: five production machines, two packaging machines, one assembly line, and ten vending machines with an interest rate of 7% for a period of 36 months with an expiration date of June 30, 2018 with an option to buy the leased assets following the lease expiration for RMB 1.

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

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2016:

Year 1	$1,007,185
Year 2	-
Year 3	-
Total minimum lease payments	1,007,185
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	-
Net minimum lease payments	1,007,185
Less: Amount representing interest
Present value of net minimum lease payments	$1,007,185

As of December 31, 2016, the present value of minimum lease payments due within one year is $1,007,185. The Company recorded impairment on the leased assets that underlie these lease obligations; the Company’s management believes it is appropriate to account for all remaining lease obligations as current given that these leased assets are no longer generating long term benefits to the Company.

19.	Contingencies and Litigation

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

In December 2010, Shandong Lorain and Junan Hengji entered into a cooperative development agreement (the "Agreement") and in March 2011, Heng An Investment, an affiliated company of Junan Hengji, also entered into the Agreement with Shandong Lorain to jointly develop the project with Junan Hengji. Pursuant to the Agreement, Junan Henji and Heng An Investment are required to pay Shandong Lorain a total of RMB 20 million (approximately $3,225,806) fixed return according to the development status of the project developed by Junan Hengji and Heng An Investment. The payment was due but unpaid in Year. In deciding to bring suit, Shandong Lorain and the Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out-of-pocket expenses paid by Junan Hengji, as well as the litigation fee that is required to be paid to the court based upon the amount claimed. Ultimately, Shandong Lorain decided to file the lawsuit with Linyi Court to claim a fixed return of RMB 10 million (approximately $1,499,390).

American Lorain Corporation
Notes to Financial Statements

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

20.	Other Expenses

Other expense consisted of the following:

	2016	2015
Impairment of investment	$8,833,130	$-
Impairment of inventory	20,838,366	-
Impairment of property and equipment	1,184,309	-
Impairment of construction in progress	13,207,563
Other	1,848,087	392,683
	$45,911,455	$392,683

21.	Discontinued Operations

The Company has reclassified the results of operations and the financial position of Shandong Lorain, Dongguan Lorain, the Minerve Group as discontinued operations. Selected details regarding those discontinued operations are provided below.

Results of Operations For the years ended December 31,	2016	2015
Sales	$35,178,846	$66,032,083
Cost of sales	29,629,863	57,390,872
Gross profit	5,548,982	8,641,211

Operating expenses	24,576,521	9,539,844

Other income (expenses)	(29,705,992)	(7,557,485)

Loss before taxes	(48,733,531)	(8,456,119)

Taxes	454,416	1,153,151

Net loss	$(49,187,947)	$(9,609,269)

American Lorain Corporation
Notes to Financial Statements

Other income (expenses)	2016	2015
Other income	$245,778	1,077,521
Impairment of investment	(1,505,342)	-
Impairment of inventory	(8,578,662)	-
Impairment of property and equipment	(19,284,481)	-
Impairment of goodwill	-	(6,786,928)
Other	(583,285)	(1,848,078	)-
	$(29,705,992)	$(7,557,485)

Financial Position
At December 31,	2016	2015
Current Assets	$19,745,847	$70,570,853
Non-Current Assets	16,362,855	32,051,046
Total Assets	$36,108,702	$102,621,899

Current Liabilities	$13,811,908	$43,165,043
Total Long-Term Liabilities	-	326,591
Total Liabilities	$13,811,908	$43,491,634

Net Assets	$22,296,795	$59,130,265

Total Liabilities & Net Assets	$36,108,702	$102,621,899

	2016	2015
Trade receivables	$1,966,135	$22,036,952
Less: Allowance for doubtful accounts	-	(5,481,615)
	$1,966,135	$16,555,337

Inventories	2016	2015
Raw materials	4,503,460	13,488,996
Finished goods	-	8,750,858
	$4,503,460	$22,239,854

Plant and equipment	2016	2015
At Cost:
Buildings	$12,603,279	$19,794,637
Land	-	209,010
Landscaping, plant and tree	-	10,331,020
Machinery and equipment	6,201,595	13,703,772
Office equipment	2,170	628,952
Motor vehicles	377,456	426,562
	$19,184,500	$45,093,953

Less: Accumulated depreciation	(6,566,417)	(21,738,392)

	$12,618,083	$23,355,561

Intangible assets	2016	2015
At Cost:
Land use rights	1,134,128	1,213,281
Utilities rights	-	-
Software	102,761	463,246
Patent	1,358	1,419,428
	$1,238,247	$3,095,955

Less: Accumulated amortization	(373,784)	(718,017)
	$864,463	$2,377,938

American Lorain Corporation
Notes to Financial Statements

22.	Correction of Error

The Company discovered errors in the timing of revenues recognized during the year ended December 31, 2015. The Company recognizes revenue upon shipping of products to its customers where title of the goods passes upon departure from the Company’s facilities; however, in certain instances, contractual terms dictate that the customers are afforded seven days inspection period after the receipt of goods at their premises to inspect the goods for defects or spoilage and notify the Company. If the Company is not contacted within those seven days, the Company’s obligation to the customer are considered fully discharged and revenue should be recognized. Given the timing of these seven days inspection period, the Company believes that certain sales transactions have been erroneously recognized during the year ended December 31, 2015. The Company has corrected this error and adjusted for the impact upon the Company’s financial position and result of operations as detailed below, which include the regrouping of amounts attributable to Discontinued Operations as discussed in Note 21 above.

The effect of correction of these errors on results of operations for the above mentioned financial statements is as follows for 2015.

	As previously reported	Adjustment	Restated

Sales	$215,315,437	$(8,571,793)	$206,743,644
Cost of sales	179,197,430	(7,076,892)	172,120,538
Gross profit	36,118,006	(1,494,900)	34,623,106
Operating income	14,052,920	(1,494,900)	12,558,020
Total other expense	(10,728,224)	-	(10,728,224)
Loss before tax	3,324,696	(1,494,900)	1,829,796
Net loss	$(1,191,239)	$(1,494,900)	$(2,686,139)

The effect of correction of these errors on retained earnings and significant asset and liability accounts is as follows:

	As previously reported	Adjustment	Restated

Accounts receivable	62,532,017	(9,269,327)	53,262,690
Inventory	43,712,048	6,779,018	50,491,066
Total current asset	191,049,927	(2,449,159)	188,600,768
Total asset	309,537,530	(2,449,159)	307,088,371

Taxes payable	5,863,261	(1,017,181)	4,846,080
Total current liabilities	97,003,426	(1,017,181)	95,986,245
Total liabilities	107,569,431	(1,017,181)	106,552,250

Retained earnings	101,389,920	(1,370,586)	100,019,334
Total stockholders’ equity	201,968,099	(1,431,978)	200,536,121
Total liabilities and stockholders’ equity	309,537,531	(2,449,160)	307,088,371

American Lorain Corporation
Notes to Financial Statements

23.	Risks

A.	Credit risk

The Company’s deposits are made with banks located in the PRC. They do not carry federal deposit insurance and may be subject to loss of the banks become insolvent.

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

Management monitors changes in prices levels. Historically inflation has not materially impacted the company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed to the Company’s customers could adversely impact the Company’s results of operations.