Form 10-Q
period 2017-03-31
American Lorain CORP
filed 2017-12-11
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

FORM 10-Q
For the Quarterly Period Ended March 31, 2017

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.

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

ITEM 1. Financial Statements

AMERICAN LORAIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

Report of Independent Registered Public Accounting Firm

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (“the Company”) as of March 31, 2017 and December 31, 2016, and the related statements of income and cash flows for the three months ended March 31, 2017 and 2016. These interim consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheets of American Lorain Corporation as of December 31, 2016, and the related statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated October 30, 2017, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

San Mateo, California	WWC, P.C.
December 11, 2017	Certified Public Accountants

AERICAN LORAIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2017 AND DECEMBER 31, 2016
(Stated in US Dollars)

	2017	2016
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$418,416	$426,054
Restricted cash	803,074	971,471
Trade receivables, net	1,341,009	3,253,333
Inventories	20,229,226	11,840,748
Advances and prepayments to suppliers	14,138,387	29,873,479
Other receivables and other current assets	54,463	708,892
Discontinued operations – assets held for sale	16,709,496	19,745,847
Total current assets	$53,694,071	$66,819,824

Non-current assets
Investment	-	118,471
Plant and equipment, net	53,849,928	51,897,283
Intangible assets, net	12,616,581	12,586,515
Construction in progress, net	7,813,542	468,501
Other assets and goodwill	631,103	-
Discontinued operations – long term assets held for sale	14,210,506	16,362,855
Total Assets	$142,815,731	$148,253,449

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$22,804,612	$22,667,482
Long-term debt – current portion	29,495,170	28,948,300
Capital lease – current portion	1,014,957	1,007,185
Accounts payable	5,049,942	5,514,477
Taxes payable	231,266	248,807
Accrued liabilities and other payables	14,385,802	8,611,816
Customers deposits	1,668,654	1,347,136
Discontinued operations - liabilities	15,508,099	13,811,908
Total current liabilities	$90,158,502	$82,157,111

Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 38,274,490 and 38,274,490 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	38,275	38,275
Additional paid-in capital	57,852,249	57,852,249
Statutory reserves	25,103,354	25,103,354
Retained earnings	(52,165,673)	(36,396,455)
Accumulated other comprehensive income	15,674,786	12,171,006
Non-controlling interests	6,154,238	7,327,909
Total Stockholders’ Equity	$52,657,229	$66,096,338

Total Liabilities and Stockholders’ Equity	$142,815,731	$148,253,449

See Accompanying Notes to the Financial Statements

AMERICAN LORAIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Stated in US Dollars)

	2017	2016
Net revenues	$1,906,473	$22,275,087
Cost of revenues	1,661,245	17,872,557
Gross profit	245,228	4,402,530

Operating expenses:
Selling and marketing expenses	2,785,069	1,212,020
General and administrative expenses	5,915,206	752,589
Total operating expenses	8,700,275	1,964,609

Operating (loss) income	(8,455,047)	2,437,921

Other income (expenses):
Government subsidy	580,705	528,692
Interest income	39	13,019
Interest expense	(722,195)	(1,080,149)
Other income	211,390	266,525
Other expenses	(1,869,115)	(558)
Loss from investments	-	(4,608,692)
	(1,799,176)	(4,881,163)

Loss before taxes from continuing operations	(10,254,223)	(2,443,242)

Provision for income taxes	-	675,909

Loss from continuing operations	(10,254,223)	(3,119,151)

Discontinued operations:
(Loss) income from discontinued operations	(5,514,995)	267,409
Provision for income taxes	-	91,353
(Loss) income from discontinued operations, net of taxes	(5,514,995)	176,056

Net loss	$(15,769,218)	$(2,943,095)

Net (loss) income attributable to:
- Common shareholders	(14,595,547)	(3,074,969)
- Non-controlling interests	(1,173,671)	131,874

Other comprehensive income:
Foreign currency translation gain	3,503,780	12,997,373
Comprehensive (loss) income	$(12,265,438)	$10,054,278

Loss per share from continuing operations
- Basic and diluted	(0.27)	(0.08)

Loss (income) per share from discontinued operations
- Basic and diluted	(0.11)	0.00

Loss per share
- Basic and diluted	(0.38)	(0.08)

Basic and diluted weighted average shares outstanding	38,274,490	38,259,490

See Accompanying Notes to the Financial Statements

AMERICAN LORAIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(STATED IN US DOLLARS)

	For the three months ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income	$(10,254,223)	$(2,943,095)
Depreciation of fixed assets	682,580	913,784
Amortization of intangible assets	647,110	91,550
Write down of assets from investment loss from deconsolidation	-	(13,279,242)
Decrease in accounts and other receivables	2,550,685	33,941,047
Increase in inventories	(8,606,263)	(6,858,543)
Decrease/(increase) in advance to suppliers	17,452,547	(2,047,730)
Increase in prepayment	(892,058)	(795,869)
Increase in deferred tax asset	-	(176,298)
Increase/(decrease) in accounts and other payables	5,720,730	(19,423,372)
Decrease in taxes payable	(20,186)	-
Increase in customer deposits	322,714	-
Decrease in related party payable	-	(1,755,216)
Net cash provided by (used in) operating activities	7,603,636	(12,332,984)

Cash flows from investing activities
Decrease in restricted cash	-	114,032
Purchase of plant and equipment	-	(121,617)
Payment of construction in progress	(7,614,969)	-
Increase in capital lease	-	7,694
Increase in deposits	-	3,194,337
Net cash (used in) provided by investing activities	(7,614,969)	3,194,446

Cash flows from financing activities
Repayment of bank borrowings	-	(2,319,287)
Proceeds from bank borrowings and debentures	-	8,242,258
Net cash provided by financing activities	$-	$5,922,971

Net decrease of Cash and Cash Equivalents	(11,333)	(3,215,567)

Effect of foreign currency translation on cash and cash equivalents	3,695	12,997,373

Cash and cash equivalents–beginning of year	426,054	20,664,487

Cash and cash equivalents–end of year	$418,416	$30,446,293

Supplementary cash flow information:
Interest received	$39	$13,166
Interest paid	$224,370	$548,087
Income taxes paid	$305,690	$2,099,560

See Accompanying Notes to the Financial Statements

AMERICAN LORAIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND DECEMBER 31, 2016
(Stated in US Dollars)

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

Principles of consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Company, and its subsidiaries, which are listed below:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
International Lorain Holding Inc.	Cayman Islands	100.0	$ 46,659,135
Junan Hongrun Foodstuff Co., Ltd.	PRC	100.0	44,861,741
Shandong Lorain Co., Ltd.	PRC	80.2	12,123,985
Beijing Lorain Co., Ltd.	PRC	100.0	1,540,666
Luotian Lorain Co., Ltd.	PRC	100.0	3,797,774
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100.0	2,303,063
Dongguan Lorain Co., Ltd.	PRC	100.0	149,939

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

Discontinued operations

In 2017, the Company discontinued the operations in Shandong Lorain and Dongguan Lorain. As a result, the financial results of these two subsidiaries are presented as discontinued operations.

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

American Lorain Corporation
Notes to Financial Statements

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

Foreign currency translation

American Lorain Corporation
Notes to Financial Statements

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

	3/31/2017	12/31/2016	3/31/2016
Period/year end RMB: US$ exchange rate	6.8905	6.9437	6.4479
Period/annual average RMB: US$ exchange rate	6.8882	6.6430	6.5395

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
Notes to Financial Statements

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

Unaudited interim financial information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

The consolidated balance sheets and certain comparative information as of December 31, 2016 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2016 (“2016 Annual Financial Statements”), included in the Company’s 2016 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2016 Annual Financial Statements.

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

The accompanying financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. The Company’s ability to continue as a going concern is greatly dependent on the Company’s ability to realize its non-cash current assets such as receivables and inventory into cash in order to settle its current obligations. For the three months ended March 31, 2017, the Company incurred a substantial loss of $15,769,218. As of March 31, 2017, the Company had a working capital deficit of approximately $36,464,432. These conditions raise substantial doubt as to whether the Company may continue as a going concern.

To improve its solvency, the Company is working to obtain new working capital through private placements of its common stock or convertible debt securities to qualified investors.

American Lorain Corporation
Notes to Financial Statements

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

	3/31/2017	12/31/2016
Trade accounts receivable	$1,549,087	$3,948,880
Less: Allowance for doubtful accounts	(208,078)	(695,547)
	$1,341,009	$3,253,333

Allowance for doubtful accounts:
Beginning balance	$(695,547)	$(5,901,810)
Additions to allowance		-
Bad debt written-off	487,469	5,206,263
Ending balance	$(208,078)	$(695,547)

6.	Inventories

Inventories consisted of the following as of March 31, 2017 and December 31, 2016

	3/31/2017	12/31/2016
Raw materials	$7,552,040	$-
Packing material	36,796	-
Inventory of supplies	9,209	-
Finished goods	12,631,181	11,840,748
	$20,229,226	$11,840,748

7.	Plant and Equipment

Property, plant, and equipment consisted of the following as of March 31, 2017 and December 31, 2016:

	3/31/2017	12/31/2016
At Cost:
Buildings	$59,916,127	$58,866,129
Machinery and equipment	8,183,431	6,917,774
Office equipment	392,382	418,048
Motor vehicles	155,881	154,687
	$68,647,821	$66,356,638

Less: Accumulated depreciation	(14,797,893)	(14,459,355)

	$53,849,928	$51,897,283

Depreciation expense for the three months ended March 31, 2017 and 2016 was $682,580 and $913,784, respectively.

American Lorain Corporation
Notes to Financial Statements

8.	Intangible Assets

	3/31/2017	12/31/2016
At Cost:
Land use rights	14,993,760	14,208,013
Utilities rights	45,145	44,800
	$15,038,905	$14,252,813

Less: Accumulated amortization	(2,422,324)	(1,666,298)
	$12,616,581	$12,586,515

All land is owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. Amortization expense for the three months ended March 31, 2017 and 2016 was $647,110 and $91,550, respectively.

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

Bank loans include bank overdrafts, short-term bank loans, and current portion of long-term loan, which consisted of the following as of March 31, 2017 and December 31, 2016:

Short-term Bank Loans	3/31/2017	12/31/2016

Loan from Industrial and Commercial Bank of China,
• Interest rate at 6.955% per annum; due 4/20/2016*	3,616,957	3,596,461
• Interest rate at 4.30% per annum; due 4/30/2017	1,088,450	1,080,116
• Interest rate at 4.30% per annum; due 6/29/2017	1,143,599	1,134,842
• Interest rate at 4.30% per annum; due 6/29/2017	1,088,450	1,080,116
• Interest rate at 4.30% per annum; due 8/2/2017	957,836	950,502

Loan from China Minsheng Bank Corporation, Linyi Branch
•Interest rate at 5.98% per annum due 9/22/2016*	1,451,267	1,440,154

Loan from Agricultural Bank of China, Luotian Branch
• Interest rate at 5.65% per annum due 4/22/2017	1,451,267	1,440,154

Luotian Sanliqiao Credit Union,
• Interest rate at 9.72% per annum due 1/14/2017*	1,451,267	1,440,154
• Interest rate at 9.72% per annum due 2/4/2017*	435,380	432,046
• Interest rate at 9.72% per annum due 9/7/2017	435,380	432,046

American Lorain Corporation
Notes to Financial Statements

Bank of Ningbo,
• Interest rate at 7.80% per annum due 10/27/2016*	1,161,014	1,152,124

Hankou Bank, Guanggu Branch,
• Interest rate at 6.85% per annum due 10/24/2016*	1,326,919	1,347,047

Postal Savings Bank of China,
• Interest rate at 9.72% per annum due 7/27/2016*	377,329	374,440

China Construction Bank,
• Interest rate at 6.18% per annum due 11/29/2016*	725,634	720,077

Huaxia Bank,
• Interest rate at 5.66% per annum due 5/19/2017	1,451,267	1,440,154

City of Linyi Commercial Bank, Junan Branch,
• Interest rate at 8.4% per annum due 2/16/2016*	1,449,809	1,438,707
• Interest rate at 8.4% per annum due 11/24/2016*	2,902,534	2,880,310

Hubei Jincai Credit and Financial Services Co. Ltd.
• Interest rate at 9.00% per annum due 1/12/2017*	290,253	288,032
	$22,804,612	$22,667,482

The short-term loans, which are denominated in Renminbi and Euros, were primarily obtained for general working capital. If not otherwise specifically indicated above, short-term bank loans are guaranteed either by other companies within the group, or by personnel in senior management positions within the group.

* Note: As of March 31, 2017, these loans have not been repaid and are considered in default. The Company is in negotiations to renew these loans or modify the repayment terms.

11.	Current Portion – Long Term Debt

Current portions of notes payable, debentures, and long-term debt consisted of the following as of March 31, 2017 and December 31, 2016:

	3/31/2017	12/31/2016
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	$8,987,698	$8,921,756

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	14,882,472	14,401,544

Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 9/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 3/15/2016	1,875,000	1,875,000

	$29,495,170	$$28,948,300

The Company began repaying its loan with DEG in semi-annual installments on December 15, 2012. As of March 31, 2017 and December 31, 2016, the Company had not repaid any principal. The loan was collateralized with the following terms:

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

12.	Taxes Payable

Taxes payable consisted of the following as of March 31, 2017 and December 31, 2016:

		3/31/2017	12/31/2016
Value added tax	$		$10,563
Corporate income tax		16,276	16,151
Employee payroll tax withholdings		14,420	13,684
Property tax		70,603	72,245
Stamp duty		162	161
Land use tax		128,620	134,827
Local tax		1,185	1,176
		$231,266	$248,807

13.	Equity

For the three months ended March 31, 2017, the Company had not issued shares as stock compensation to employees. There were 38,259,490 shares of common stock outstanding as of December 11, 2017.

For the year ended December 31, 2016, the Company issued 15,000 shares as stock compensation to employees.

14.	Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses following as of March 31, 2017 and 2016:

	3/31/2017	3/31/2016
Loss attributed to PRC continuing operations	$(8,704,260)	$(2,428,502)
Loss attributed to U.S. operations	(1,549,963)	(20,000)
Income before tax	(10,254,223)	(2,448,502)

PRC Statutory Tax at 25% Rate	-	767,262
Effect of tax exemption granted	-	-
Income tax	$-	$767,262

American Lorain Corporation
Notes to Financial Statements

Per Share Effect of Tax Exemption
	3/31/2017	3/31/2016
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	38,274,490	38,259,490
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows of March 31, 2017 and 2016:

	3/31/2017	3/31/2016
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Non-deductible GAAP expenses in the PRC	-25%	-56.33%
The Company’s effective tax rate	0%	-31.33%

15.	Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the three months ended
	March 31,
	2017	2016
Basic and diluted (loss) earnings per share numerator:
(Loss) income from continuing operations (attributable) available to common stockholders	$(10,254,223)	(3,119,155)
(Loss) income from discontinued operations (attributable) available to common stockholders	(4,341,324)	44,182
(Loss) income (attributable) available to common stockholders	(14,595,547)	(3,074,973)

Basic and diluted (loss) earnings per share denominator:
Original Shares:	38,274,490	38,259,490
Additions from Actual Events
-Issuance of Common Stock
Basic Weighted Average Shares Outstanding	38,274,490	38,259,490

(Loss) income per share from continuing operations
- Basic and diluted	(0.27)	(0.08)

Loss per share from discontinued operations
- Basic and diluted	(0.11)	0.00

Loss per share
- Basic and diluted	(0.38)	(0.08)

Weighted Average Shares Outstanding
- Basic and diluted	38,274,490	38,259,490

American Lorain Corporation
Notes to Financial Statements

16.	Lease Commitments

During the year ended December 31, 2013, the Company entered into three operating lease agreements leasing three plots of land where greenhouses are maintained to grow seasonal crops. The leases were signed by Junan Hongrun Foodstuff Co., Ltd. and they expire on April 25, 2033, May 19, 2033, and June 19, 2033.

The minimum future lease payments for these properties at March 31, 2017 are as follows:

Period	Greenhouse 1	Greenhouse 2	Greenhouse 3
Year 1	$74,420	$89,258	$10,711
Year 2	74,420	89,258	10,711
Year 3	74,420	89,258	10,711
Year 4	74,420	89,258	10,711
Year 5	74,420	89,258	10,711
Year 5 and thereafter	843,427	1,019,029	123,177
	$1,215,527	$1,465,319	$176,732

The outstanding lease commitments for the three greenhouses as of March 31, 2017 was $2,857,577.

17.	Capital Lease Obligations

The Company leases certain machinery and equipment under leases classified as capital leases. For the three months ended March 31, 2017, the Company entered into the following capital leases:

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

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2017:

Year 1	$1,014,957
Year 2	-
Year 3	-
Total minimum lease payments	1,014,957
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total
minimum lease payments	-
Net minimum lease payments	1,014,957
Less: Amount representing interest
Present value of net minimum lease payments	$1,014,957

American Lorain Corporation
Notes to Financial Statements

As of March 31, 2017, the present value of minimum lease payments due within one year is $1,014,957. The Company recorded impairment on the leased assets that underlie these lease obligations; the Company’s management believes it is appropriate to account for all remaining lease obligations as current given that these leased assets are no longer generating long term benefits to the Company.

18.	Contingencies and Litigation

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

In December 2010, Shandong Lorain and Junan Hengji entered into a cooperative development agreement (the "Agreement") and in March 2011, Heng An Investment, an affiliated company of Junan Hengji, also entered into the Agreement with Shandong Lorain to jointly develop the project with Junan Hengji. Pursuant to the Agreement, Junan Henji and Heng An Investment are required to pay Shandong Lorain a total of RMB 20 million (approximately $3,225,806) fixed return according to the development status of the project developed by Junan Hengji and Heng An Investment. The payment was due but unpaid in the year. In deciding to bring suit, Shandong Lorain and the Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out-of-pocket expenses paid by Junan Hengji, as well as the litigation fee that is required to be paid to the court based upon the amount claimed. Ultimately, Shandong Lorain decided to file the lawsuit with Linyi Court to claim a fixed return of RMB 10 million (approximately $1,499,390).

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

19.	Discontinued Operations

The Company has reclassified the results of operations and the financial position of Shandong Lorain and Dongguan Lorain as discontinued operations. Selected details regarding those discontinued operations are provided below.

Results of Operations
	For the three	For the three
	months ended	months ended
	3/31/2017	3/31/2016
Sales	$178,300	$9,430,837
Cost of Sales	185,605	7,697,186
Gross Profit	(7,305)	1,733,651

Operating Expenses	1,601,615	1,410,170

Other Income (Expenses)	(3,906,075)	40,079

Earnings before Taxes	(5,514,995)	363,560

Taxes	-	90,890

Net Income	$(5,514,995)	$272,670

American Lorain Corporation
Notes to Financial Statements

Financial Position
	At	At
	3/31/2017	12/31/2016
Current Assets	$16,709,495	$19,745,847
Non-Current Assets	14,210,506	16,362,855
Total Assets	$30,920,001	$36,108,702

Current Liabilities	$15,508,099	$13,811,908
Total Long Term Liabilities	-	-
Total Liabilities	$15,508,099	$13,811,908

Net Assets	$15,411,902	$22,296,794

Total Liabilities & Net Assets	$30,920,001	$36,108,702

20.	Risks

	A.	Credit risk

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

American Lorain Corporation
Notes to Financial Statements

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

Overview

We are an integrated food manufacturing company headquartered in Shandong Province, China. We develop, manufacture and sell the following types of food products:

  Chestnut products;
  Convenience foods (including ready-to-cook, or RTC, foods, and, ready-to-eat, or RTE, foods); and
  Frozen food products.

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

Recent Developments

Domestic sales in the first quarter of 2017 and 2016 was $1.2 million and $28.0 million, respectively, accounting for 57.66% of our sales in this reporting period in 2017 as compared to 88.2% over the same period of last year. The reasons for the decrease in revenues in China decreased are:

o

Shandong Lorain was required to move its production lines to our factory in Junan Hongrun according to a new city zoning plan, so that Shandong Lorain’s land can be used for other urban use. Shandong Lorain started this relocation process in July 2016 and finished this process in December 2016. During the relocation process, we were unable to produce our products with full capacity. As a result, the revenue from sales of chestnuts food products by Shandong Lorain was $0 million and $30.4 million, respectively, in March 31, 2017 and in 2016, respectively, decreasing by approximately 100%.

o

The domestic sale of our chestnuts has decreased due to increased prices of chestnut in Luotian, Hubei, our main chestnut supply region, because of flooding. As a result, the sales revenue of Luotian Lorain was deceased by 44.9% in 2016.

Outside China, sales decreased by $2.8 million. We liquidated our French operations in 2016 following an investigation with respect to the origin of canned chestnuts sold by Conserverie Minerve (“Minerve”, a former subsidiary of Athena) issued Centre Technique Conservation of Produits Agricoles (“CTCPA”), an industry trade association for canned, preserved and dehydrated food products in France. CTCPA stated that only chestnuts based on the European or Japanese cultivars can be used in canned chestnut products sold in France according to CTCPA policies and that canned chestnut products must also have received certification from the International Featured Standards (“IFS”), a qualified third party certification agency in Europe that certifies food products, especially for retail industry.

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

Frozen foods are sold primarily to selected export markets in Europe and supermarkets and wholesale customers in China. Those sales contributed approximately 35% in revenues for the quarter compared to 32% in the first quarter of 2017.

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

We funded approximately 22.0% of our working capital from the proceeds of short-term loans from Chinese and overseas banks in the first quarter of 2017, as compared to 22.9% over the same period last year. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our balance of short-term bank loans as of March 31, 2017 was approximately $22.8 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing 2010, the Chinese government is implementing more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. We obtained long term loans, private placement financing and a convertible promissory note during the period 2011 to 2014. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

The financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. Our ability to continue as a going concern is greatly dependent on our ability to realize its non-cash current assets such as receivables and inventory into cash in order to settle its current obligations. For the three months ended March 31, 2017, the Company incurred a substantial loss of $15,769,218. These conditions raise substantial doubt as to whether the Company may continue as a going concern.

Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth and loans. In addition, we obtained long term loans, private placement financing and convertible promissory note during the period 2011 to 2015. In 2016 and the reporting period in 2017, our primary sources of financing have been cash generated from operations and short-term loans from banks in China. However, if available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include obtaining alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are extremely difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third party financing.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table summarizes the results of our operations during the three-month periods ended March 31, 2017 and March 31, 2016, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2017 compared to the three-month period ended March 31, 2016.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended March 31,		Increase /	Increase /
			(Decrease)	(Decrease)
(In Thousands of USD)	2017	2016	($)	(%)
Net revenues	1,906	22,276	(20,370)	(91.4%)
Cost of revenues	1,661	17,873	(16,212)	(90.7)%
Gross profit	245	4,403	(4,158)	(94.4)%
Operating expenses
Selling and marketing expenses	2,785	1,212	1,573	129.8%
General and administrative expenses	5,915	753	5,162	685.5%
Total Operating expenses	8,700	1,965	6,735	324.7%
Government subsidy income	581	529	52	9.8%
Interest and other income	211	280	(69)	(24.6%)
Other expenses	(1,869)	(0.6)	(1,869)	(334,867%)
Interest expense	(722)	(1,081)	(358)	(33.1%)
Loss before tax from continuing operations	(10,254)	(2,443)	7,811	319.7%
Income tax	-	91	(91)	(100.0%)
Net loss from continuing operations	(10,254)	(3,119)	7,135	228.8%
(loss) income from discontinued operations	(5,515)	267	(5,782)	(2,165.5%)
Income tax	-	91	(91)	(100%)
Net loss	(15,769)	(2,943)	12,826	435.8%
Non-controlling interests	(1,174)	132	(1,306)	(989.4%)
Net income of common stockholders	(14,596)	(3,075)	11,521	374.7%

Revenue

Net Revenues. Our net revenue for the three months ended March 31, 2017 amounted to $1.9 million, which represents a decrease of approximately $20.4 million, or 91.4%, from the three-month period ended on March 31, 2016, in which our net revenue was $22.3 million. The overall decrease was attributable to the decrease in sales of each of our product segments, as reflected in the following table:

	Three
	months
	ended
	3/31/2017	3/31/2016
Category	($)	($)	($)	(%)
Chestnut	1,163,306	11,131,516	(9, 689, 210)	(89.5%)
Convenience food	278,687	5,572,146	(5,293,459)	(95.0%)
Frozen food	464,479	5,572,146	(5,107,667)	(91.7%)
Total	1,906, 472	22,275,807	(20,369,335)	(91.4%)

Cost of Revenues. During the three months ended March 31, 2017, we experienced a decrease in cost of revenue of $16.2 million, in comparison to the three months ended March 31, 2016, from approximately $17.9 million to $1.7 million, reflecting a decrease of 90.7%. Approximately a decrease of $4.9 million was attributable to decreasing costs of raw material and external purchased finished products, which decreased from $20.7 million during the three months ended March 31, 2016 to $15.8 million, or approximately 23.7%, during the three months ended March 31, 2017.

Gross Profit. Our gross profit decreased $4 million, or 94.4%, to $0.2 million for the three months ended March 31, 2017 from $4.4 million for the same period in 2016, it is mainly attributes to the reason that we ceased to sell convenience foods products since 2016, shut Athena Group and Dongguan Lorain, the cost of chestnuts slightly increased and the sales of chestnuts in China declined.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased $1.6 million, or 129.8%, to $2.8 million during the first quarter of 2017, as compared to $1.2 million at the same period over last year. The following table reflects the main expense items:

Selling and Marketing Expense in the Three
Months Ended March 31, 2017

(In U.S. dollars)
Transportation expense	42,058
Salaries and wages	79,923
Bad debt loss	2,663,088

The selling and marketing expense to net revenue ratio for the three months ended March 31, 2017 and 2016 was 146.1% and 5.4%, respectively. All of the bad debt loss incurred from Beijing Lorain, the reason of which are mainly due to other receivables that become bad debt include (i) raw materials we paid for but the suppliers did not provide the raw materials ordered by us and refused to refund the advance payment, or we did not agree on the quality of the raw materials and (ii) advance payments made by our procurement department for raw materials, and such salesmen left the company before we could confirm that the goods had been warehoused.

General and Administrative Expenses. We experienced a increase in general and administrative expense of $5.1 million from $0.8million to approximately $5.9million for the three months ended March 31, 2017, compared to the same period in 2016. It was noted that the general and administrative expenses incurred by PRC subsidiaries to maintain our operation in China.

Government Subsidy Income

Government subsidy income increased from approximately $0.53 million for the three months ended March 31, 2016 to $0.58 million for the three months ended March 31, 2017. It represents grants received mostly from the Junan County, Beijing and Luotian government to assist us in our research and business development.

Loss Before Taxation from continuing operations

Loss before taxation from continuing oprations increased $7.8 million to $10.3 million for the three months ended March 31, 2017 from $2.4 million for the same period of 2016. The increase was mainly attributable to the fact that we provided loss for our investment in French and Portugal subsidiaries due to loss in control of Athena Group which is going bankrupt after failing to legally reorganize and reach a consensus with non-controlling shareholders for a reorganization plan.

Loss Before Taxation from discontinued operations

Loss before taxation from discontinued operation increased $5.8 million to $5.5 million for the three months ended March 31, 2017 from $0.3 million income for the same period of 2016. The increase was mainly attributable to the fact that we provided loss for our investment in French and Portugal subsidiaries due to loss in control of Athena Group which is going bankrupt after failing to legally reorganize and reach a consensus with non-controlling shareholders for a reorganization plan.

Income Taxes

There is no income tax due to no profit loss for the three months ended March 31, 2017.

Net Loss

Net loss increased $12.8 million to $15.8 million for the three months ended March 31, 2017 from $2.9 million for the same period of 2016. The main reason for the increase of loss was mainly due to the ceased operation of our French company, Dongguan  Lorain and the production lines move of Shandong Lorain.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents (including restricted cash) of $4.28 million. Our cash and cash equivalents increased by approximately $2.89 million from December 31, 2016. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow (In thousands)

	Three Months Ended
	March 31,
	2017	2016
Net cash (used in)/provided by operating activities	7,604	(12,333)
Net cash provided by/ (used in) investing activities	(7,615)	3,194
Net cash provided by/ (used in) financing activities	-	5,923
Net cash flow	(11)	(3,216)

Operating Activities

Net cash provided by operating activities was $7.6 million and used in $12.3 million for the three month periods ended March 31, 2017 and 2016, respectively. The increase of approximately $19.9 million in net cash flows provided by operating activities in the first three months of 2017 was primarily due to a decrease of $19.4 million in advance to suppliers during the current reporting period.

Investing Activities

Net cash used in investing activities for the three months period ended March 31, 2017 was $7.6 million, representing an decrease of $10.7 million in net cash provided by investing activities from $3.2 million net cash used in investing activities for the same period of 2016. The difference was primarily a result of increase in payment of construction in progress of $7.6 million.

Financing Activities

Net cash provided by financing activities for the three months period ended March 31, 2017 was $0 million, representing a decrease of $5.9 million from $5.9 million net cash used in financing activities during the same period in 2016. The decrease of the net cash provided by financing activities was primarily a result of no bank borrowing repayment and proceeds in current reporting period.

Loan Facilities

As of March 31, 2017, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $22.8 million as of March 31, 2017, compared with $22.7 million as of December 31, 2016.

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

Restatement of prior financial statements -- The Company has discovered errors in the timing of revenues recognized during the year ended December 31, 2016. The Company recognizes revenue upon shipping of products to its customers where title of the goods passes upon departure from the Company’s facilities; however, in certain instances, contractual terms dictate that the customers are afforded seven days after the receipt of goods at their premises to inspect the goods for defects or spoilage and notify the Company. If the Company is not contacted within those seven days, the Company’s obligation to the customer are considered fully discharged and revenue should be recognized. Given the timing of these seven days, the Company believes that certain sales transactions have been erroneously recognized during the year ended December 31, 2015. The Company has rectified this error and the impact of the Company’s financial position and result of operations are detailed below.

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

As of March 31, 2017, the details pertaining to our subsidiaries were as follows:

	Place of	Attributable	Registered
Name of Company	incorporation	equity interest %	capital
International Lorain Holding Inc.	Cayman Islands	100	$ 46,659,135
Junan Hongrun Foodstuff Co., Ltd.	PRC	100	44,861,741
Shandong Lorain Co., Ltd.	PRC	80.2	12,123,985
Beijing Lorain Co., Ltd.	PRC	100	1,540,666
Luotian Lorain Co., Ltd.	PRC	100	3,797,774
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100	2,303,063
Dongguan Lorain Co., Ltd.	PRC	100	149,939

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of March 31, 2017 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2010, Shandong Lorain and Junan Hengji entered into a cooperative development agreement (the "Agreement") and in March 2011, Heng An Investment, an affiliated company of Junan Hengji also entered into the Agreement with Shandong Lorain to jointly develop the project with Junan Hengji. Pursuant to the Agreement, Junan Henji and Heng An Investment are required to pay Shandong Lorain a total RMB 20 million (approximately $3,225,806) fixed return according to the development status of the project developed by Junan Hengji and Heng An Investment. The payment was due and unpaid to Shandong Lorain. Shandong Lorain and the Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out of pocket expenses paid by Junan Hengji, as well as the litigation fee that is required to be paid to the court based upon the amount claimed. Ultimately, Shandong Lorain decided to file the lawsuit with Linyi Court to claim a fixed return of RMB 10 million (approximately $1,499,390) first.

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

Date: December 11, 2017

AMERICAN LORAIN CORPORATION

/s/ Si Chen
Si Chen
Chief Executive Officer
(Principal Executive Officer)

/s/ Yunqiang Sun
Yunqiang Sun
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)