Form 10-Q
period 2017-06-30
American Lorain CORP
filed 2017-12-11
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

FORM 10-Q
For the Quarterly Period Ended June 30, 2017

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

JUNE 30, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

Report of Independent Registered Public Accounting Firm

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (“the Company”) as of June 30, 2017 and December 31, 2016, and the related statements of income and cash flows for the six months ended June 30, 2017 and 2016. These interim consolidated financial statements are the responsibility of the Company's management.

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

AERICAN LORAIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2017 AND DECEMBER 31, 2016
(Stated in US Dollars)

	6/30/2017	12/31/2016
		(Audited)
Assets
Current assets
Cash and cash equivalents	$203,778	$426,054
Restricted cash	829,623	971,471
Trade receivables, net	1,370,835	3,253,333
Inventories	23,596,047	11,840,748
Advances and prepayments to suppliers	12,476,063	29,873,479
Other receivables and other current assets	81,949	708,892
Discontinued operations – assets held for sale	15,663,385	19,745,847
Total current assets	$54,221,680	$66,819,824

Non-current assets
Investment	-	118,471
Plant and equipment, net	54,135,431	51,897,283
Intangible assets, net	12,700,888	12,586,515
Construction in progress, net	9,626,834	468,501
Other assets and goodwill	651,323	-
Discontinued operations – long term assets held for sale	13,365,560	16,362,855
Total Assets	$144,701,716	$148,253,449

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$23,238,372	$22,667,482
Long-term debt – current portion	29,895,631	28,948,300
Capital lease – current portion	1,031,990	1,007,185
Accounts payable	4,871,248	5,514,477
Taxes payable	522,779	248,807
Accrued liabilities and other payables	13,708,499	8,611,816
Customers deposits	6,139,865	1,347,136
Discontinued operations - liabilities	14,118,477	13,811,908
Total current liabilities	$93,526,861	$82,157,111

Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 38,274,490 and 38,274,490 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	38,275	38,275
Additional paid-in capital	57,852,249	57,852,249
Statutory reserves	25,103,354	25,103,354
Retained earnings	(54,195,627)	(36,396,455)
Accumulated other comprehensive income	16,488,544	12,171,006
Non-controlling interests	5,888,060	7,327,909
Total Stockholders’ Equity	$51,174,855	$66,096,338

Total Liabilities and Stockholders’ Equity	$144,701,716	$148,253,449

See Accompanying Notes to the Financial Statements

AMERICAN LORAIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Stated in US Dollars)

	Three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net revenues	$1,278,053	$23,425,239	$3,184,525	$45,713,821
Cost of revenues	1,567,246	19,003,705	3,228,490	37,134,871
Gross (loss) profit	(289,193)	4,421,534	(43,965)	8,578,950

Operating expenses:
Selling and marketing expenses	-	1,019,343	2,224,717	2,228,725
General and administrative expenses	262,072	629,746	6,177,278	1,221,057
Total operating expenses	262,072	1,649,089	8,401,995	3,449,782

Operating (loss) income	(551,265)	2,772,445	(8,445,960)	5,129,168
Other income (expenses):
Government subsidy	-	359,399	580,705	864,106
Interest income	32	5,165	70	18,184
Interest expense	(920,970)	(828,245)	(1,643,164)	(1,909,107)
Other income	777,542	374,958	428,580	744,749
Other expenses	(135,120)	(2,894,596)	(2,004,235)	(6,900,419)
	(278,516)	(2,983,319)	(2,638,044)	(7,182,487)

(Loss) income before taxes from continuing operations	(829,781)	(210,874)	(11,084,004)	(2,053,319)

Provision for income taxes	-	-	-	1,373,320

Loss from continuing operations	(829,781)	(210,874)	(11,084,004)	(3,426,639)

Discontinued operations:
(Loss) income from discontinued operations	(1,200,173)	354,271	(6,715,168)	836,068
Provision for income taxes	-	-	-	209,127
(Loss) income from discontinued operations, net of taxes	(1,200,173)	354,271	(6,715,168)	626,941

Net (loss) income	$(2,029,954)	$143,397	$(17,799,172)	$(2,799,698)

Net (loss attributable) income available to:
- Common shareholders	(1,763,776)	7,816	(16,359,323)	(3,067,153)
- Non-controlling interests	(266,178)	135,581	(1,439,849)	267,455

Other comprehensive income:
Foreign currency translation gain (loss)	739,838	(6,663,309)	3,069,946	6,334,063
Comprehensive (loss) income	$(1,290,116)	$(6,519,912)	$(14,729,226)	$3,534,365

Loss per share from continuing operations
- Basic and diluted	(0.02)	(0.01)	(0.29)	(0.09)

(Loss) income per share from discontinued operations
- Basic and diluted	(0.02)	0.01	(0.14)	0.01

(Loss) income per share
- Basic and diluted	(0.05)	0.00	(0.43)	(0.07)

Basic and diluted weighted average shares outstanding	38,274,490	38,259,490	38,274,490	38,259,490

See Accompanying Notes to the Financial Statements

F-4

AMERICAN LORAIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Stated in US Dollars)

	For the six months ended June
	30,
	2017	2016
Cash flows from operating activities
Net income	$(11,084,004)	$(2,799,697)
Depreciation of fixed assets	1,390,539	1,848,602
Amortization of intangible assets	775,799	183,662
Write down of assets from investment loss from deconsolidation	-	(13,279,243)
Increase in accounts and other receivables	2,015,742	36,360,661
Increase in inventories	(11,642,795)	(10,147,552)
Decrease (increase) in advance to suppliers	19,710,592	(1,342,812)
Increase in prepayment	(1,110,935)	(606,312)
Increase in deferred tax asset	-	(171,261)
Increase (decrease) in accounts and other payables	6,421,792	(18,520,860)
Increase in taxes payable	273,241	-
Increase in customer deposits	4,808,727	-
Decrease in related party payable	-	(1,755,216)
Net cash provided by (used in) operating activities	11,558,698	(10,230,028)

Cash flows from investing activities
Increase in restricted cash	182,447	6,835,147
Purchase of plant and equipment	(2,292,600)	(190,027)
Payment of construction in progress	(9,306,821)	-
Purchase of intangible assets	(561,114)	-
Increase in deposits	-	6,119,983
Net cash (used in) provided by investing activities	(11,978,088)	12,765,103

Cash flows from financing activities
Repayment of bank borrowings	-	(6,256,305)
Proceeds from bank borrowings and debentures	162,874	9,777,579
Repayment of capital lease	-	(58,993)
Net cash provided by financing activities	$162,874	$3,462,281

Net (decrease) increase of Cash and Cash Equivalents	(256,516)	5,997,356

Effect of foreign currency translation on cash and cash equivalents	34,239	11,862,397

Cash and cash equivalents–beginning of year	426,054	20,664,487

Cash and cash equivalents–end of year	$203,777	$38,524,240

Supplementary cash flow information:
Interest received	$70	$18,519
Interest paid	$513,825	$914,911
Income taxes paid	$310,820	$2,857,667

See Accompanying Notes to the Financial Statements

AMERICAN LORAIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND DECEMBER 31, 2016
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

American Lorain Corporation
Notes to Financial Statements

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

American Lorain Corporation
Notes to Financial Statements

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

	6/30/2017	12/31/2016	6/30/2016
Period/year end RMB: US$ exchange rate	6.7768	6.9437	6.4479
Period/annual average RMB: US$ exchange rate	6.8743	6.6430	6.5395

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

American Lorain Corporation
Notes to Financial Statements

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

The accompanying financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. The Company’s ability to continue as a going concern is greatly dependent on the Company’s ability to realize its non-cash current assets such as receivables and inventory into cash in order to settle its current obligations. For the six months ended June 30, 2017, the Company incurred a substantial loss of $17,799,172. As of June 30, 2017, the Company had a working capital deficit of approximately $39,305,182. These conditions raise substantial doubt as to whether the Company may continue as a going concern.

American Lorain Corporation
Notes to Financial Statements

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

	6/30/2017	12/31/2016
Trade accounts receivable	$2,091,580	$3,948,880
Less: Allowance for doubtful accounts	(720,745)	(695,547)
	$1,370,835	$3,253,333

Allowance for doubtful accounts:
Beginning balance	$(695,547)	$(5,901,810)
Additions to allowance	(25,198)	-
Bad debt written-off	-	5,206,263
Ending balance	$(720,745)	$(695,547)

6.	Inventories

Inventories consisted of the following as of June 30, 2017 and December 31, 2016

	6/30/2017	12/31/2016
Raw materials	$11,277,890	$-
Packing material	49,669	-
Inventory of supplies	19,129	-
Finished goods	12,249,359	11,840,748
	$23,596,047	$11,840,748

7.	Plant and Equipment

Property, plant, and equipment consisted of the following as of June 30, 2017 and December 31, 2016:

	6/30/2017	12/31/2016
At Cost:
Buildings	$61,019,750	$58,866,129
Machinery and equipment	8,567,024	6,917,774
Office equipment	399,591	418,048
Motor vehicles	158,926	154,687
	$70,145,291	$66,356,368

Less: Accumulated depreciation	(16,009,860)	(14,459,355)

	$54,135,431	$51,897,283

Depreciation expense for the six months ended June 30, 2017 and 2016 was $1,390,539 and $1,848,602, respectively.

American Lorain Corporation
Notes to Financial Statements

8.	Intangible Assets

	6/30/2017	12/31/2016
At Cost:
Land use rights	15,246,440	14,208,013
Utilities rights	45,903	44,800
	$15,292,343	$14,252,813

Less: Accumulated amortization	(2,591,455)	(1,666,298)
	$12,700,888	$12,586,515

All land is owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. Amortization expense for the six months ended June 30, 2017 and 2016 was $775,799 and $183,662, respectively.

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

Bank loans include bank overdrafts, short-term bank loans, and current portion of long-term loan, which consisted of the following as of June 30, 2017 and 2016:

Short-term Bank Loans	6/30/2017	6/30/2016

Loan from Industrial and Commercial Bank of China,
• Interest rate at 6.955% per annum; due 4/20/2016*	3,685,036	3,596,461
• Interest rate at 4.30% per annum; due 4/30/2017*	1,106,717	1,080,116
• Interest rate at 4.30% per annum; due 6/29/2017*	1,162,791	1,134,842
• Interest rate at 4.30% per annum; due 6/29/2017*	1,106,717	1,080,116
• Interest rate at 4.30% per annum; due 8/2/2017	973,911	950,502

Loan from China Minsheng Bank Corporation, Linyi Branch
•Interest rate at 5.98% per annum due 9/22/2016*	1,474,147	1,440,154

Loan from Agricultural Bank of China, Luotian Branch
• Interest rate at 5.65% per annum due 4/22/2017*	1,499,390	1,440,154

Luotian Sanliqiao Credit Union,
• Interest rate at 9.72% per annum due 1/14/2017*	1,499,390	1,440,154
• Interest rate at 9.72% per annum due 2/4/2017*	449,817	432,046
• Interest rate at 9.72% per annum due 9/7/2017	449,817	432,046

American Lorain Corporation
Notes to Financial Statements

• Interest rate at 9.72% per annum due 12/7/2017	89,963	-

Bank of Ningbo,
• Interest rate at 7.80% per annum due 10/27/2016*	1,180,498	1,152,124

Hankou Bank, Guanggu Branch,
• Interest rate at 6.85% per annum due 10/24/2016*	1,537,797	1,347,047

Postal Savings Bank of China,
• Interest rate at 9.72% per annum due 7/27/2016*	383,662	374,440

China Construction Bank,
• Interest rate at 6.18% per annum due 11/29/2016*	737,811	720,077

Huaxia Bank,
• Interest rate at 5.66% per annum due 5/19/2017*	1,475,623	1,440,154

City of Linyi Commercial Bank, Junan Branch,
• Interest rate at 8.4% per annum due 2/16/2016*	1,474,140	1,438,707
• Interest rate at 8.4% per annum due 11/24/2016*	2,951,245	2,880,310

Hubei Jincai Credit and Financial Services Co. Ltd.
• Interest rate at 9.00% per annum due 1/12/2017*	-	288,032
	$23,238,472	$22,667,482

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

11.	Current Portion – Long Term Debt

Current portions of notes payable, debentures, and long-term debt consisted of the following as of June 30, 2017 and December 31, 2016:

	6/30/2017	12/31/2016
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	$9,138,531	$8,921,756

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	15,132,100	14,401,544

Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 9/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 3/15/2016	1,875,000	1,875,000

	$29,895,631	$$28,948,300

The Company began repaying its loan with DEG in semi-annual installments on December 15, 2012. As of December 31, 2016, and 2015, the Company had not repaid any principal. The loan was collateralized with the following terms:

American Lorain Corporation
Notes to Financial Statements

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

12.	Taxes Payable

Taxes payable consisted of the following as of June 30, 2017 and December 31, 2016:

	6/30/2017	12/31/2016
Value added tax	$242,866	$10,562
Corporate income tax	16,549	16,151
Employee payroll tax withholdings	14,597	13,684
Property tax	88,638	72,245
Stamp duty	165	161
Land use tax	158,761	134,827
Local tax	1,203	1,176
	$522,779	$248,807

13.	Equity

For the six months ended June 30, 2017, the Company had not issued shares as stock compensation to employees. There were 38,259,490 shares of common stock outstanding as of December 11, 2017.

For the year ended December 31, 2016, the Company issued 15,000 shares as stock compensation to employees.

14.	Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses following as of June 30, 2017 and 2016:

		6/30/2017	6/30/2016
Loss attributed to PRC continuing operations		$(9,251,090)	$(1,805,155)
Loss attributed to U.S. operations		(1,832,914)	(48,000)
Income before tax		(11,084,004)	(1,853,155)

PRC Statutory Tax at 25% Rate		-	558,135
Effect of tax exemption granted		-	-
Income tax		$-	$558,135

Per Share Effect of Tax Exemption
		6/30/2017	6/30/2016
Effect of tax exemption granted	$		$-
Weighted-Average Shares Outstanding Basic		38,274,490	38,259,490
Per share effect	$		$-

American Lorain Corporation
Notes to Financial Statements

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows of June 30, 2017 and 2016:

	6/30/2017	6/30/2016
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Non-deductible GAAP expenses in the PRC	-27.22%	-55%
The Company’s effective tax rate	-2.22%	-30%

15.	Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the six months ended
	June 30,
	2017	2016
Basic and diluted (loss) earnings per share numerator:
(Loss) income from continuing operations (attributable) available to common stockholders	$(11,084,004)	(3,119,155)
(Loss) income from discontinued operations (attributable) available to common stockholders	(5,275,319)	176,056
(Loss) income (attributable) available to common stockholders	(16,359,323)	(2,943,095)

Basic and diluted (loss) earnings per share denominator:
Original Shares:	38,274,490	38,259,490
Additions from Actual Events
-Issuance of Common Stock
Basic Weighted Average Shares Outstanding	38,274,490	38,259,490

(Loss) income per share from continuing operations - Basic and diluted	(0.29)	(0.09)

Loss per share from discontinued operations - Basic and diluted	(0.14)	0.01

Loss per share - Basic and diluted	(0.43)	(0.07)

Weighted Average Shares Outstanding - Basic and diluted	38,274,490	38,259,490

16.	Lease Commitments

During the year ended December 31, 2013, the Company entered into three operating lease agreements leasing three plots of land where greenhouses are maintained to grow seasonal crops. The leases were signed by Junan Hongrun Foodstuff Co., Ltd. and they expire on April 25, 2033, May 19, 2033, and June 19, 2033.

The minimum future lease payments for these properties at June 30, 2017 are as follows:

American Lorain Corporation
Notes to Financial Statements

Period	Greenhouse 1	Greenhouse 2	Greenhouse 3
Year 1	$74,420	$89,258	$10,711
Year 2	74,420	89,258	10,711
Year 3	74,420	89,258	10,711
Year 4	74,420	89,258	10,711
Year 5	74,420	89,258	10,711
Year 5 and thereafter	843,427	1,019,029	123,177
	$1,215,527	$1,465,319	$176,732

The outstanding lease commitments for the three greenhouses as of December 31, 2017 was $2,857,577.

17.	Capital Lease Obligations

The Company leases certain machinery and equipment under leases classified as capital leases. For the six months ended June 30, 2017, the Company entered into the following capital leases:

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

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2017:

Year 1	$1,031,990
Year 2	-
Year 3	-

Total minimum lease payments	1,031,990
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	-
Net minimum lease payments	1,031,990
Less: Amount representing interest
Present value of net minimum lease payments	$1,031,990

As of December 31, 2016, the present value of minimum lease payments due within one year is $1,031,990. The Company recorded impairment on the leased assets that underlie these lease obligations; the Company’s management believes it is appropriate to account for all remaining lease obligations as current given that these leased assets are no longer generating long term benefits to the Company.

American Lorain Corporation
Notes to Financial Statements

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

In December 2010, Shandong Lorain and Junan Hengji entered into a cooperative development agreement (the "Agreement") and in March 2011, Heng An Investment, an affiliated company of Junan Hengji, also entered into the Agreement with Shandong Lorain to jointly develop the project with Junan Hengji. Pursuant to the Agreement, Junan Henji and Heng An Investment are required to pay Shandong Lorain a total of RMB 20 million (approximately $3,225,806) fixed return according to the development status of the project developed by Junan Hengji and Heng An Investment. The payment was due but unpaid. In deciding to bring suit, Shandong Lorain and the Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out-of-pocket expenses paid by Junan Hengji, as well as the litigation fee that is required to be paid to the court based upon the amount claimed. Ultimately, Shandong Lorain decided to file the lawsuit with Linyi Court to claim a fixed return of RMB 10 million (approximately $1,499,390).

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

The Company has reclassified the results of operations and the financial position of Shandong Lorain, Dongguan Lorain, and the Minerve Group as discontinued operations. Selected details regarding those discontinued operations are provided below.

Results of Operations
	For the six	For the six
	months ended	months ended
	6/30/2017	6/30/2016
Sales	$35,178,846	$66,032,083
Cost of Sales	29,629,863	57,390,872
Gross Profit	5,548,982	8,641,211

Operating Expenses	24,576,521	9,539,844

Other Income (Expenses)	(29,705,992)	(7,557,485)

Earnings before Taxes	(48,733,531)	(8,456,119)

Taxes	454,416	1,153,151

Net Income	$(49,187,947)	$(9,609,269)

American Lorain Corporation
Notes to Financial Statements

Financial Position
	At	At
	6/30/2017	12/31/2016
Current Assets	$19,745,847	$70,570,853
Non-Current Assets	16,362,855	32,051,046
Total Assets	$36,108,702	$102,621,899

Current Liabilities	$13,811,908	$43,165,043
Total Long Term Liabilities	-	326,591
Total Liabilities	$13,811,908	$43,491,634

Net Assets	$22,296,795	$59,130,265

Total Liabilities & Net Assets	$36,108,702	$102,621,899

20.	Risks

	A.	Credit risk

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

Overview

We are an integrated food manufacturing company headquartered in Shandong Province, China. We develop, manufacture and sell the following types of food products:

  Chestnut products;

  Convenience foods (including ready-to-cook, or RTC, foods, and ready-to-eat, or RTE, foods meals); and

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

Recent Development

Domestic sales in the second quarter of 2017 and 2016 was $2.6 million and $40.3 million respectively, accounting for 74.98% of our sales in this reporting period in 2017 as compared to 88.2% over the same period of last year. The reasons for the decrease in revenues in China decreased are:

o

Shandong Lorain was required to move its production lines to our factory in Junan Hongrun according to a new city zoning plan, so that Shandong Lorain’s land can be used for other urban use. Shandong Lorain started this relocation process in July 2016 and finished this process in December 2016. Shandong Lorain stopped production since the beginning of 2017.

o	Dongguan Lorain also ceased running since the end of 2016 due to the loss of sales.

Outside China, sales decreased by approximately $4.5 million. We liquidated our French operations in 2016 following an investigation with respect to the origin of canned chestnuts sold by Conserverie Minerve (“Minerve”, a former subsidiary of Athena) issued Centre Technique Conservation of Produits Agricoles (“CTCPA”), an industry trade association for canned, preserved and dehydrated food products in France. CTCPA stated that only chestnuts based on the European or Japanese cultivars can be used in canned chestnut products sold in France according to CTCPA policies and that canned chestnut products must also have received certification from the International Featured Standards (“IFS”), a qualified third party certification agency in Europe that certifies food products, especially for retail industry.

As a result of such liquidation, our exports have decreased substantially due to weak demand in the international market. Revenue from sales in international markets decreased by approximately $29.1 million, or approximately 67.12% . We mainly relied on Athena, our French subsidiary, to sell our products in European market. But since we suffered a significant loss from the result of investigation of CTCPA during 2015 and 2016, we decided to shut down the operation of Athena. As a result, the export amount of chestnuts to Europe markets decreased markedly by 95.40% in the second quarter of 2017.

Frozen foods are sold primarily to selected export markets in Europe and supermarkets and wholesale customers in China. Those sales contributed approximately 35.2% in revenues for the quarter compared to 31.6% in the second quarter of 2017.

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

We funded approximately 60% of our working capital from the proceeds of short-term loans from Chinese banks in the second quarter of 2017, as compared to 45.6% over the same period last year. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our balance of short-term bank loans as of June 30, 2017 was approximately $23.2 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing in 2010, the Chinese government began implementing more stringent credit policies to curb inflation and soaring property prices. These new policies could negatively impact our ability to obtain or roll over these short term loans, and hence our possession of sufficient available funds to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

The financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. Our ability to continue as a going concern is greatly dependent on our ability to realize its non-cash current assets such as receivables and inventory into cash in order to settle its current obligations. For the six months ended June 30, 2017, the Company incurred a substantial loss of $17,799,172. As of June 30, 2017, the Company had a working capital deficit of approximately $39,305,182. These conditions raise substantial doubt as to whether the Company may continue as a going concern.

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

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table summarizes the results of our operations during the three month periods ended June 30, 2017 and June 30, 2016, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016.

(All amounts, other than percentages, stated in U.S. dollar)

	Three months ended June 30,		Increase/	Increase/
			(Decrease)	(Decrease)
(In Thousands of U.S. Dollars)	2017	2016	($)	(%)
Net revenues	1,278	23,425	(22,147)	(94.5%	)
Cost of revenues	1,567	19,004	(17,437)	(91.9%	)
Gross profit	(289)	4,422	(4,711)	(106.5%	)
Operating expenses
Selling and marketing expenses	-	1,019	(1,019)	(100.0%	)
General and administrative expenses	262	630	(368)	(58.4%	)
Operating expense	262	1,649	(1,387).	(84.1%	)

Government subsidy income	-	359	(359)	(100.0%	)
Interest and other income	778	380	398	104.7%
Other expenses	(135)	(2,895)	(2,760)	(96.5%	)
Interest expense	(921)	(828)	93	11.2%
Income/(Loss) before taxation from continuing operations	(830)	(211)	619	293.3%
Income taxes	-	-	-	-
Income/(Loss) before taxation from discontinued operations	(1,200)	354	(1,554)	(439.0%	)
Income taxes	-	-	-	-
Loss from discontinued operations, net of taxes	(1,200)	354	(1,554)	(439.0%	)
Net loss	(2,030)	143	(2,173)	(1,519.6)
Non-controlling interests	(266)	136	(402)	(295.6%	)
				-
Net loss of common stockholders	(1,764)	8	(1,772)	(2,215,00%	)

Revenue

Net Revenues. Our net revenue for the three months ended June 30, 2017 amounted to $1.3 million, which represents a decrease of approximately $22 million, or 94.5%, from the three month period ended on June 30, 2016, in which our net revenue was $23.4 million. The overall decrease was primarily attributable to the decrease in sales in the convenience and frozen food segments, as reflected in the following table:

	Three months ended		Increase/	Increase/
(In thousands of U.S. Dollars)	6/30/2017	6/30/2016	(Decrease)	(Decrease)
Chestnut	584	11,713	(11,129)	(95.0%	)
Convenience food	252	4,685	(4,433)	(94.6%	)
Frozen food	442	7,028	(6,586)	(93.7%	)
Total	1,278	23,425	(22,147)	(94.5%	)

Cost of Revenues. During the three months ended June 30, 2017, we experienced a decrease in cost of revenue of $17.4 million, in comparison to the three months ended June 30, 2016, from approximately $19.0 million to $1.6 million, reflecting a decrease of approximately 91.9% . The decrease of cost of revenues was due to the decrease of net revenue.

Gross Profit. Our gross profit decreased $4.7 million, or 106.5%, to $0.3 million loss for the three months ended June 30, 2017 from $4.4 million for the same period in 2016, it is mainly attributes to the reason that we ceased to sell convenience foods products since 2016, shut Athena Group and Dongguan Lorain, the cost of chestnuts slightly increased and the sales of chestnuts in China declined.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased 100% during the second quarter of 2017, as compared to the same period in 2016. The following table shows the main expense items:

Main Items Selling and Marketing Expenses in the Three
Months Ended June 30, 2017

(In thousands of U.S. Dollars)
Transportation expense	$-
Salaries and wages	$-

The selling and marketing expense to net revenue ratio for the three months ended March 31, 2017 and 2016 was 0% and 4.35%, respectively. We suspended to pay our employees during the second quart of 2017 due to our materially loss in our operation.

General and Administrative Expenses. We experienced a decrease in general and administrative expenses of $0.3 million, from approximately $0.6 million for the three months ended June 30, 2016, to $0.3 million for the three months ended June 30, 2017. It was noted that the general and administrative expenses incurred by PRC subsidiaries was remain stable as compared to the same period of 2016, while that incurred by our French subsidiaries decreased due to our expense decreased for the shut-down of Athena Group..

Government Subsidy Income

Government subsidy income decreased from approximately $0.3 million for the three months ended June 30, 2016 to $0 million for the three months ended June 30, 2017. The decease of government subsidy income due to (i) a later subsidy application to the related government authorities in the second quarter of 2017, and (ii) the reasons for subsidy application are less than those in the first quarter of 2016.

Loss Before Taxation

Loss before taxation increased $2.1 million to $2.0 million for the three months ended March 31, 2017 from $0.1 million income for the same period of 2016, it is mainly attributes to the reason that we ceased to sell convenience foods products since 2016, shut Athena Group and Dongguan Lorain, the cost of chestnuts slightly increased and the sales of chestnuts in China declined.

Income Taxes

There is income tax due to no profit loss for the three months ended June 30, 2017.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table summarizes the results of our operations during the six month periods ended June 30, 2017 and June 30, 2016, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the six month period ended June 30, 2017 compared to the six month period ended June 30, 2016.

(All amounts, other than percentages, stated in U.S. dollar)

	Six months ended June 30,		Increase/	Increase/
			(Decrease)	(Decrease)
(In Thousands of U.S. Dollars)	2017	2016	($)	(%)
Net revenues	3,185	45,714	(42, 409)	(92.8%	)
Cost of revenues	3,228	37,135	(33,907)	(91.3%	)
Gross profit	(44)	8,579	(8,563)	(99.8%	)
Operating expenses	8,402	3,450	4,952	143.5%
Selling and marketing expenses	2,225	2,229	(4)	(0.2%	)
General and administrative expenses	6,177	1,221-	4,956	405.9%
Total operating expenses	8,402	3,450	4,952	143.5%
Government subsidy income	581	864	(283)	(32.8%	)
Interest and other income	429	763	(334)	(43.8%	)
Other expenses	2,004	6,900	(4,896)	(71.0%	)
Interest expense	1,643	1,909	(266)	(13.9%	)
(Loss)/ income before taxation from continuing operations	(11,084)	(2,053)	9,031	433.9%
Income taxes	-	1,5373-	(1,373)	(100%	)
(Loss)/ income before taxation from discontinued operations	(6,715)	836	(7,551)	(903.2)
Income taxes	-	209	(209)	(100%	)
Net (loss) income	(17,799)	(2,800)	14,999	535.7%
Non-controlling interests	(1,440)	267	(1,707)	(639.3%	)
Net loss to common shareholders	(16,359)	(3,067)	13,292	433.4%

Revenue

Net revenues. Our net revenues for the six months ended June 30, 2017 totaled $3.2 million, which represents a decrease of approximately $42.4 million, or 92.8%, from the six month period ended on June 30, 2016, in which our net revenue was $45.7 million. The overall decrease was mainly attributable to the decrease in sales in our convenience food and frozen food segments, as reflected in the following table:

	Six months ended		Increase/	Increase/
(In thousands of U.S. dollars)	6/30/2017	6/30/2016	(Decrease)	(Decrease)
Chestnut	1,748	22,857	21,109	(92.4%	)
Convenience food	531	10,257	(9,726)	(94.8%	)
Frozen food	906	12,560	(11,693)	(93.1%	)
Total	3,185	45,714	(42, 409)	(92.8%	)

Net revenue decreased in the six months ended June 30, 2017, is mainly attributable to the fact (i) the sales of our chestnuts products significantly decreasing due to intense market competition and lower market demand; (ii) we stop providing meals ready- to-eat, or MRE since the end of 2016; and (iii) the main markets of our frozen food are Japan, Korea and Europe which are suffered sharply sales decreasing for lower market demand and Athena wound up.

Cost of Revenues. During the six months ended June 30, 2017, we experienced a decrease in cost of revenue of $33.9 million, in comparison to the six months ended June 30, 2016, from approximately $37.1 million to $3.2 million, reflecting a decrease of 91.3% . The decrease of cost of revenues was mainly due to the decrease of raw materials and third party products cost.

Gross Profit. Our gross profit decreased $8.6 million, or 99.8%, to $0.4 million loss for the six months ended June 30, 2017 from $8.6 million for the same period in 2016, it is mainly attributes to the reason that we ceased to sell convenience foods products since 2016, shut Athena Group and Dongguan Lorain, the cost of chestnuts slightly increased and the sales of chestnuts in China declined.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased $0.04 million during the six months ended June 30, 2017, as compared to the same period over last year. The following table reflects the main expense items:

Main Items in Selling and Marketing Expense in the Six
Months Ended June 30, 2017

(In thousands of U.S. dollars)
Transportation expense	$1
Salaries and wages	$1
Bad debt loss	$2

The selling and marketing expense to net revenue ratio for the six months ended June 30, 2017 and 2016 was 69.9% and 4.9%, respectively. All of the bad debt loss incurred from Beijing Lorain, the reason of which are mainly due to other receivables that become bad debt include (i) raw materials we paid for but the suppliers did not provide the raw materials ordered by us and refused to refund the advance payment, or we did not agree on the quality of the raw materials and (ii) advance payments made by our procurement department for raw materials, and such salesmen left the company before we could confirm that the goods had been warehoused.

General and Administrative Expenses. We experienced a increase in general and administrative expense of $5 million from approximately $1.2 million to $6.2 million for the six months ended June 30, 2017, compared to the same period in 2016. It was noted that the general and administrative expenses incurred by PRC subsidiaries was increased as compared to the same period of 2016 due to the cost to maintain our operation.

Government Subsidy Income

Government subsidy income decreased from approximately $0.9 million for the six months ended June 30, 2016 to $0.6 million for the three months ended June 30, 2017. It represents grants received mostly from the Junan County, Beijing and Luotian government to assist us in our research and business development.

Loss Before Taxation

Loss before taxation increased $15 million to $3 million for the six months ended March 31, 2017 from $18 million income before taxation for the same period of 2016. The increase was mainly attributable to the fact that the sales of our domestic companies has a significate decrease due to intense market competition and lower market demand.

Income Taxes

There is income tax due to no profit loss for the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents (including restricted cash) of $1.0 million. Our cash and cash equivalents decreased by approximately $0.4million from December 31, 2016 primarily due to cash less provided by financing activities and investment activities, partially offset by cash used in operating activities. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	Six Months Ended
	June 30,

(In Thousands of U.S. Dollars)	2017	2016
Net cash provided by/(used in) operating activities	11,559	(10,230)
Net cash provided by/(used in) investing activities	(11,978)	12,765
Net cash provided by (used in) financing activities	163	3,462
Net cash flow	(257)	5,997

Operating Activities

Net cash provided by operating activities was $11.6 million for the six months ended June 30, 2017 and net cash used in operating activities for the six months ended June 30, 2016 was approximately $10.2 million. The increase was primarily due to the increase of customer deposits increase of $4.8 million and no write down of assets from investment loss from deconsolidation.

Investing Activities

Net cash used in investing activities for the six months period ended June 30, 2017 was approximately $12.0 million, representing a decrease of $24.8 million from $12.8 million provided by investment activities for the same period of 2016. The difference was primarily a result of no increase in deposits and increase payment of construction in progress and purchase of intangible assets of $9.3 million and $0.6 million, respectively.

Financing Activities

Net cash provided by financing activities for the six months period ended June 30, 2017 was $0.2 million, representing a decrease of $3.3 million from $3.5 million provided by financing activities during the same period in 2016. The decrease of the net cash generated from financing activities was primarily a result of lower proceeds from bank borrowings and debentures and no repayment of capital lease.

Loan Facilities

As of June 30, 2017, the amounts and maturity dates for our short-term bank loans are as set forth in the Note 10 to the Financial Statements included herein. The total amounts outstanding under such loans were $23.2 million as of June 30, 2017, compared with $22.7 million as of December 31, 2016.

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

As of June 30, 2017, the details pertaining to our subsidiaries were as follows:

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of June 30, 2017 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended June 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2010, Shandong Lorain and Junan Hengji entered into a cooperative development agreement (the "Agreement") and in March 2011, Heng An Investment, an affiliated company of Junan Hengji, also entered into the Agreement with Shandong Lorain to jointly develop the project with Junan Hengji. Pursuant to the Agreement, Junan Henji and Heng An Investment are required to pay Shandong Lorain a total of RMB 20 million (approximately $3,225,806) fixed return according to the development status of the project developed by Junan Hengji and Heng An Investment. The payment was due but unpaid. In deciding to bring suit, Shandong Lorain and the Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out-of-pocket expenses paid by Junan Hengji, as well as the litigation fee that is required to be paid to the court based upon the amount claimed. Ultimately, Shandong Lorain decided to file the lawsuit with Linyi Court to claim a fixed return of RMB 10 million (approximately $1,499,390).

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