Form 10-Q
period 2017-09-30
American Lorain CORP
filed 2017-12-11
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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
Yes [_]        No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of November 30, 2017 was 38,274,347.

AMERICAN LORAIN CORPORATION

FORM 10-Q
For the Quarterly Period Ended September 30, 2017

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

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

Report of Independent Registered Public Accounting Firm

To:	The Board of Directors and Stockholders of
American Lorain Corporation

We have reviewed the accompanying interim consolidated balance sheets of American Lorain Corporation (“the Company”) as of September 30, 2017 and December 31, 2016, and the related statements of income and cash flows for the nine months ended September 30, 2017 and 2016. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	WC, P.C.
December 11, 2017	Certified Public Accountants

AERICAN LORAIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(Stated in US Dollars)

	9/30/2017	12/31/2016
	(Unaudited )
Assets
Current assets
Cash and cash equivalents	$103,239	$426,054
Restricted cash	831,558	971,471
Trade receivables, net	1,677,093	3,253,333
Inventories	23,059,928	11,840,748
Advances and prepayments to suppliers	9,845,563	29,873,479
Other receivables and other current assets	379,952	708,892
Discontinued operations – assets held for sale	14,613,750	19,745,847
Total current assets	$50,511,083	$66,819,824

Non-current assets
Investment	-	118,471
Plant and equipment, net	54,772,257	51,897,283
Intangible assets, net	12,842,705	12,586,515
Construction in progress, net	9,824,995	468,501
Other assets and goodwill	653,488
Discontinued operations – long term assets held for sale	12,812,006	16,362,855
Total Assets	$141,416,534	$148,253,449

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$23,245,751	$22,667,482
Long-term debt – current portion	30,341,827	28,948,300
Capital lease – current portion	1,050,956	1,007,185
Accounts payable	4,010,698	5,514,477
Taxes payable	348,349	248,807
Accrued liabilities and other payables	10,005,792	8,611,816
Customers deposits	3,172,223	1,347,136
Discontinued operations - liabilities	12,257,993	13,811,908
Total current liabilities	$84,433,589	$82,157,111

Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 38,274,490 and 38,274,490 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	38,275	38,275
Additional paid-in capital	57,852,249	57,852,249
Statutory reserves	25,103,354	25,103,354
Accumulated deficits	(49,891,138)	(36,396,455)
Accumulated other comprehensive income	18,187,043	12,171,006
Non-controlling interests	5,693,162	7,327,909
Total Stockholders’ Equity	$56,982,945	$66,096,338

Total Liabilities and Stockholders’ Equity	$141,416,534	$148,253,449

See Accompanying Notes to the Financial Statements

AMERICAN LORAIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Stated in US Dollars)

	Three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net revenues	$875,574	$27,567,975	$4,060,100	$73,281,796
Cost of revenues	252,268	23,077,988	3,480,759	60,212,859
Gross profit	623,306	4,489,987	579,341	13,068,937

Operating expenses:
Selling and marketing expenses	34,330	970,517	4,491,272	3,199,242
General and administrative expenses	2,232,225	716,182	2,514,175	1,937,239
Total operating expenses	2,266,555	1,686,699	7,005,447	5,136,481

Operating (loss) income	(1,643,249)	2,803,288	(6,426,106)	7,932,456

Other income (expenses):
Government subsidy	7,037	(43,185)	587,743	820,919
Interest income	214,185	7,389	1,308	25,573
Interest expense	-	(2,272,910)	(1,430,217)	(4,182,017)
Other income	6,280,690	(401,299)	2,956,428	343,450
Other expenses	-	288,322	(1,914,496)	(6,612,016)
Gain (loss) from investment		1		(4,607,691)
	6,501,912	(2,421,683)	200,766	(9,604,091)

Income (loss) before taxes from continuing operations	4,858,663	381,605	(6,225,340)	(1,671,635)

Provision for income taxes	156,635	471,560	156,636	1,844,959

Income (loss) from continuing operations	4,702,028	(89,955)	(6,381,976)	(3,516,594)

Discontinued operations:
(Loss) income from discontinued operations	(397,539)	861,234	(7,112,707)	1,697,222
Provision for income taxes	-	215,308	-	424,355
(Loss) income from discontinued operations, net of taxes	(397,539)	645,926	(7,112,707)	1,272,867

Net income (loss)	$4,304,489	$555,971	$(13,494,683)	$(2,243,727)

Net income available (loss attributable) to:
- Common shareholders	4,570,667	304,704	(11,859,936)	(2,762,450)
- Non-controlling interests	(266,178)	251,267	(1,634,747)	518,723

Other comprehensive income:
Foreign currency translation gain (loss)	1,315,392	(830,568)	4,381,290	5,503,495
Comprehensive income (loss)	$5,619,881	$(274,597)	$(9,113,393)	$3,259,768

(Loss) income per share from continuing operations
- Basic and diluted	0.12	(0.00)	(0.17)	(0.09)

Income (loss) per share from continuing operations
- Basic and diluted	(0.00)	0.01	(0.14)	0.02

Income (loss) per share
- Basic and diluted	0.12	0.01	(0.31)	(0.07)

Basic and diluted weighted average shares outstanding	38,274,490	38,261,641	38,274,490	38,261,641

See Accompanying Notes to the Financial Statements

AMERICAN LORAIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(STATED IN US DOLLARS)

	For the nine months ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income	$(6,381,976)	$(2,243,727)
Stock compensation expense	-	10,200
Depreciation of fixed assets	1,497,637	2,737,649
Amortization of intangible assets	796,811	272,680
Write down of assets from investment loss from deconsolidation	-	(13,279,243
Increase in accounts and other receivables	1,937,550	23,565,341
Increase in inventories	(10,723,104)	(2,052,732)
Decrease (increase) in advance to suppliers	21,898,311	(6,525,030)
(Increase) decrease in prepayment	(535,226)	488,702
(Increase) decrease in deferred tax asset	-	(170,612)
Decrease in accounts and other payables	(1,081,393)	(14,317,967)
Increase in taxes payable	88,883
Increase in customer deposits	1,769,595
Decrease in related party payable	-	(1,755,216)
Net cash provided by (used in) operating activities	9,267,088	(13,269,955)

Cash flows from investing activities
Decrease in restricted cash	-	8,718,244
Purchase of plant and equipment	-	(202,765)
Payment of construction in progress	(9,352,282)	-
Increase in deposits	-	6,123,266
Net cash (used in) provided by investing activities	(9,352,282)	14,638,745

Cash flows from financing activities
Repayment of bank borrowings	(271,859)	(12,888,655)
Proceeds from bank borrowings and debentures	-	14,222,777
Repayment of capital lease	-	-89,100
Net cash (used in) provided by financing activities	$(271,859)	$1,245,022

Net (decrease) increase of Cash and Cash Equivalents	(357,053)	2,613,812

Effect of foreign currency translation on cash and cash equivalents	34,238	5,266,724

Cash and cash equivalents–beginning of year	426,054	20,664,487

Cash and cash equivalents–end of year	$103,239	$28,545,023

Supplementary cash flow information:
Interest received	$70	$13,166
Interest paid	$513,825	$548,087
Income taxes paid	$310,820	$2,099,560

See Accompanying Notes to the Financial Statements

AMERICAN LORAIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
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

American Lorain Corporation
Notes to Financial Statements

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

	9/30/2017	12/31/2016	9/30/2016
Period/year end RMB: US$ exchange rate	6.6545	6.9437	6.4479
Period/annual average RMB: US$ exchange rate	6.8057	6.6430	6.5395

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

In June 2016, the FASB issued guidance, which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available- for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

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

The accompanying financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. The Company’s ability to continue as a going concern is greatly dependent on the Company’s ability to realize its non-cash current assets such as receivables and inventory into cash in order to settle its current obligations. For the nine months ended September 30, 2017, the Company incurred a substantial loss of $ 49,891,138. As of September 30, 2017, the Company had accumulated deficit of $49,891,138 and working capital deficit of approximately $33,922,506. These conditions raise substantial doubt as to whether the Company may continue as a going concern.

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

	9/30/2017	12/31/2016
Trade accounts receivable	$1,892,551	$3,948,880
Less: Allowance for doubtful accounts	(215,458)	(695,547)
	$1,677,093	$3,253,333

Allowance for doubtful accounts:
Beginning balance	$(695,547)	$(5,901,810)
Additions to allowance	-	-
Bad debt written-off	480,089	5,206,263
Ending balance	$(215,458)	$(695,547)

6.	Inventories

Inventories consisted of the following as of September 30, 2017 and December 31, 2016

	9/30/2017	12/31/2016
Raw materials	$8,989,270	$-
Packing material	50,732	-
Inventory of supplies	25,826	-
Finished goods	13,994,100	11,840,748
	$23,059,928	$11,840,748

7.	Plant and Equipment

Property, plant, and equipment consisted of the following as of September 30, 2017 and December 31, 2016:

	9/30/2017	12/31/2016
At Cost:
Buildings	$62,041,307	$58,866,129
Machinery and equipment	8,473,691	6,917,774
Office equipment	406,300	418,048
Motor vehicles	161,410	154,687
	$71,082,708	$66,356,638

Less: Accumulated depreciation	(16,310,451)	(14,459,355)

	$54,772,257	$51,897,283

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $1,497,637 and $2,737,649, respectively.

American Lorain Corporation
Notes to Financial Statements

8.	Intangible Assets

	9/30/2017	12/31/2016
At Cost:
Land use rights	15,456,016	14,208,013
Utilities rights	46,747	44,800
	$15,502,763	$14,252,813

Less: Accumulated amortization	(2,660,058)	(1,666,298)
	$12,842,705	$12,586,515

All land is owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. Amortization expense for the nine months ended September 30, 2017 and 2016 was $796,811 and $272,680, respectively.

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

Bank loans include bank overdrafts, short-term bank loans, and current portion of long-term loan, which consisted of the following as of September 30, 2017 and December 31, 2016:

Short-term Bank Loans	9/30/2017	12/31/2016

Loan from Industrial and Commercial Bank of China,
• Interest rate at 6.955% per annum; due 4/20/2016*	3,752,761	3,596,461
• Interest rate at 4.30% per annum; due 4/30/2017*	1,127,057	1,080,116
• Interest rate at 4.30% per annum; due 5/30/2017*	1,184,161	1,134,842
• Interest rate at 4.30% per annum; due 6/29/2017*	1,127,057	1,080,116
• Interest rate at 4.30% per annum; due 8/2/2017*	991,810	950,502

Loan from China Minsheng Bank Corporation, Linyi Branch
•Interest rate at 5.98% per annum due 9/22/2016*	1,501,743	1,440,154

Loan from Agricultural Bank of China, Luotian Branch
• Interest rate at 5.65% per annum due 4/22/2017*	1,502,743	1,440,154

American Lorain Corporation
Notes to Financial Statements

Luotian Sanliqiao Credit Union,
• Interest rate at 9.72% per annum due 1/14/2017*	1,502,743	1,440,154
• Interest rate at 9.72% per annum due 2/4/2017*	450,823	432,046
• Interest rate at 9.72% per annum due 9/7/2017*	90,165	432,046

Bank of Ningbo,
• Interest rate at 7.80% per annum due 10/27/2016*	1,202,194	1,152,124

Hankou Bank, Guanggu Branch,
• Interest rate at 6.85% per annum due 10/24/2016*	1,360,907	1,347,047

Postal Savings Bank of China,
• Interest rate at 9.72% per annum due 7/27/2016*	390,713	374,440

China Construction Bank,
• Interest rate at 6.18% per annum due 11/29/2016*	751,371	720,077

Huaxia Bank,
• Interest rate at 5.66% per annum due 5/19/2017*	1,502,743	1,440,154

City of Linyi Commercial Bank, Junan Branch,
• Interest rate at 8.4% per annum due 2/16/2016*	1,501,232	1,438,707
• Interest rate at 8.4% per annum due 11/24/2016*	3,005,485	2,880,310

Hubei Jincai Credit and Financial Services Co. Ltd.
• Interest rate at 9.00% per annum due 1/12/2017*	300,043	288,032
	$23,245,751	$22,667,482

The short-term loans, which are denominated in Renminbi and Euros, were primarily obtained for general working capital. If not otherwise specifically indicated above, short-term bank loans are guaranteed either by other companies within the group, or by personnel in senior management positions within the group.

* Note: As of September 30, 2017, these loans have not been repaid and are considered in default. The Company is in negotiations to renew these loans or modify the repayment terms.

11.	Current Portion – Long Term Debt

Current portions of notes payable, debentures, and long-term debt consisted of the following as of September 30, 2017 and December 31, 2016:

	9/30/2017	12/31/2016
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	$9,306,484	$8,921,756

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	15,410,343	14,401,544

Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 9/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 3/15/2016	1,875,000	1,875,000

	$30,341,827	$$28,948,300

American Lorain Corporation
Notes to Financial Statements

The Company began repaying its loan with DEG in semi-annual installments on December 15, 2012. As of September 30, 2017 and December 31, 2016 the Company had not repaid any principal. The loan was collateralized with the following terms:

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

12.	Taxes Payable

Taxes payable consisted of the following as of September 30, 2017 and December 31, 2016:

	9/30/2017	12/31/2016
Value added tax	$122,527	$10,563
Corporate income tax	16,853	16,151
Employee payroll tax withholdings	12,934	13,684
Property tax	73,739	72,245
Stamp duty	-	161
Land use tax	122,296	134,827
Local tax	-	1,176
	$348,349	$248,807

13.	Equity

For the nine months ended September 30, 2017, the Company had not issued shares as stock compensation to employees. There were 38,259,490 shares of common stock outstanding as of September 29, 2017.

For the year ended December 31, 2016, the Company issued 15,000 shares as stock compensation to employees.

14.	Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses following as of September 30, 2017 and 2016:

American Lorain Corporation
Notes to Financial Statements

	9/30/2017	9/30/2016
Loss attributed to PRC continuing operations	$(6,163,091)	$(84,936,317)
Loss attributed to U.S. operations	(62,250)	(338,200)
Loss before tax	(6,225,341)	(85,274,517)

PRC Statutory Tax at 25% Rate	156,636	1,898,616
Effect of tax exemption granted	-	-

Income tax	$156,636	$1,898,616

Per Share Effect of Tax Exemption
	9/30/2017	9/30/2016

Effect of tax exemption granted	$-	$-

Weighted-Average Shares Outstanding Basic	38,259,490	38,264,874

Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows of September 30, 2017 and 2016:

	9/30/2017	9/30/2016
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Non-deductible GAAP expenses in the PRC	-27.54%	-27.22%
The Company’s effective tax rate	-2.54%	-2.22%

15.	Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the nine months ended
	September 30,
	2017	2016
Basic and diluted (loss) earnings per share numerator:
(Loss) income from continuing operations (attributable) available to common stockholders	$(6,381,976)	(3,516,594)
(Loss) income from discontinued operations (attributable) available to common stockholders	(5,477,960)	754,144
(Loss) income (attributable) available to common stockholders	(11,859,936)	(2,762,450)

Basic and diluted (loss) earnings per share denominator:

Original Shares:	38,274,490	38,259,490
Additions from Actual Events
-Issuance of Common Stock		15,000
Basic Weighted Average Shares Outstanding	38,274,490	38,261,141

Dilutive Shares:
Additions from Potential Events
-Exercise of Investor Warrants & Placement Agent Warrants
- Exercise of Employee & Director Stock Options
Diluted Weighted Average Shares Outstanding:	38,274,490	38,261,141

Loss per share from continuing operations - Basic and diluted	(0.17)	(0.09)

(Loss) income per share from discontinued operations - Basic and diluted	(0.14)	0.02

Loss per share - Basic and diluted	(0.31)	(0.07)

Weighted Average Shares Outstanding - Basic and diluted	38,274,490	38,261,141

American Lorain Corporation
Notes to Financial Statements

16.	Lease Commitments

During the year ended December 31, 2013, the Company entered into three operating lease agreements leasing three plots of land where greenhouses are maintained to grow seasonal crops. The leases were signed by Junan Hongrun Foodstuff Co., Ltd. and they expire on April 25, 2033, May 19, 2033, and June 19, 2033.

The minimum future lease payments for these properties at September 30, 2017 are as follows:

Period	Greenhouse 1	Greenhouse 2	Greenhouse 3
Year 1	$74,420	$89,258	$10,711
Year 2	74,420	89,258	10,711
Year 3	74,420	89,258	10,711
Year 4	74,420	89,258	10,711
Year 5	74,420	89,258	10,711
Year 5 and thereafter	787,612	952,085	115,144
	$1,159,712	$1,398,375	$168,699

The outstanding lease commitments for the three greenhouses as of December 31, 2017 was $2,726,786.

17.	Capital Lease Obligations

The Company leases certain machinery and equipment under leases classified as capital leases. For the nine months ended September 30, 2017, the Company entered into the following capital leases:

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

American Lorain Corporation
Notes to Financial Statements

(f.)

On August 25, 2015, the Company entered into a capital lease agreement in the amount of RMB 1,647,563, which was approximately USD 259,304, with Lessor B leasing one freezing unit with an interest rate of 7% for a period of 30 months with an expiration date of February 25, 2018 with an option to buy the leased assets following the lease expiration for RMB 100.

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2017:

Year 1	$1,050,957
Year 2	-
Year 3	-
Total minimum lease payments	1, 050,957
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	-
Net minimum lease payments	1,050,957
Less: Amount representing interest
Present value of net minimum lease payments	$1,050,957

As of December 31, 2016, the present value of minimum lease payments due within one year is $1,050,957. The Company recorded impairment on the leased assets that underlie these lease obligations; the Company’s management believes it is appropriate to account for all remaining lease obligations as current given that these leased assets are no longer generating long term benefits to the Company.

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
Notes to Financial Statements

19.	Discontinued Operations

The Company has reclassified the results of operations and the financial position of Shandong Lorain and Dongguan Lorain as discontinued operations. Selected details regarding those discontinued operations are provided below.

Results of Operations
	For the nine	For the nine
	months ended	months ended
	9/30/2017	9/30/2016
Sales	$319,597	$66,032,083
Cost of Sales	370,800	57,390,872
Gross Profit	(51,203)	8,641,211

Operating Expenses	3,000,403	9,539,844

Other Income (Expenses)	(4,061,101)	(7,557,485)

Earnings before Taxes	(7,112,707)	(8,456,118)

Taxes	-	1,153,151

Net Income	$(7,112,707)	$(9,609,269)

Financial Position
	At	At
	9/30/2017	12/31/2016
Current Assets	$14,613,750	$70,570,853
Non-Current Assets	12,812,006	32,051,046
Total Assets	$27,425,756	$102,621,899

Current Liabilities	$12,257,993	$43,165,043
Total Long Term Liabilities	-	326,591
Total Liabilities	$12,257,993	$43,491,634

Net Assets	$15,167,763	$59,130,265

Total Liabilities & Net Assets	$27,425,756	$102,621,899

20.	Risks

	A.	Credit risk

The Company’s deposits are made with banks located in the PRC. They do not carry federal deposit insurance and may be subject to loss of the banks become insolvent.

Since the Company’s inception, the age of account receivables has been less than one year indicating that the Company is subject to minimal risk borne from credit extended to customers.

	B.	Interest risk

American Lorain Corporation
Notes to Financial Statements

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

Overview

We are an integrated food manufacturing company headquartered in Shandong Province, China. We develop, manufacture and sell the following types of food products:

  Chestnut products;

  Convenience foods (including ready-to-cook, or RTC, foods, ready-to-eat, or RTE, foods); and

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

Recent Development

Domestic sales in the third quarter of 2017 and 2016 was $4.1 million and $62.6million respectively, accounting for 100% of our sales in this reporting period in 2017 as compared to 85.39% over the same period of last year. The reasons for the decrease in revenues in China decreased are:

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

Outside China, sales decreased by approximately $10.7 million. We liquidated our French operations in 2016 following an investigation with respect to the origin of canned chestnuts sold by Conserverie Minerve (“Minerve”, a former subsidiary of Athena) issued Centre Technique Conservation of Produits Agricoles (“CTCPA”), an industry trade association for canned, preserved and dehydrated food products in France. CTCPA stated that only chestnuts based on the European or Japanese cultivars can be used in canned chestnut products sold in France according to CTCPA policies and that canned chestnut products must also have received certification from the International Featured Standards (“IFS”), a qualified third party certification agency in Europe that certifies food products, especially for retail industry.

As a result of such liquidation, our exports have decreased substantially due to weak demand in the international market. Revenue from sales in international markets decreased by approximately $10.7 million, or approximately 100%. We mainly relied on Athena, our French subsidiary, to sell our products in European market. But since we suffered a significant loss from the result of investigation of CTCPA during 2015 and 2016, we decided to shut down the operation of Athena. As a result, the export amount of chestnuts to Europe markets decreased markedly by 100% in the third quarter of 2017.

Frozen foods are sold primarily to selected export markets in Europe and supermarkets and wholesale customers in China. Those sales contributed approximately 35% in revenues in the third quarter of 2017.

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

We funded approximately70% of our working capital from the proceeds of short-term loans from Chinese banks in the third quarter of 2017, as compared to 59.62% over the same period last year. We expect to continue to fund our working capital requirements with such loans in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our balance of short-term bank loans as of September 30, 2017 was approximately $23.2 million. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, commencing in 2010, the Chinese government began implementing more stringent credit policies to curb inflation and soaring property prices. These new policies could negatively impact our ability to obtain or roll over these short term loans, and hence our possession of sufficient available funds to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

The financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. Our ability to continue as a going concern is greatly dependent on our ability to realize its non-cash current assets such as receivables and inventory into cash in order to settle its current obligations. For the year ended December 31, 2016, we incurred a substantial loss of $136,361,080. As of December 31, 2016, we had a working capital deficit of approximately $21,271,226. These conditions raise substantial doubt as to whether we may continue as a going concern.Our primary capital needs have been to fund the working capital requirements necessitated by our sales growth and loans. In addition, we obtained long term loans, private placement financing and convertible promissory note during the period 2011 to 2015. In 2016 and the reporting period in 2017, our primary sources of financing have been cash generated from operations and short-term loans from banks in China. However, if our available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include obtaining alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. There is no assurance that, if required, we will be able to raise additional capital on favorable terms or reduce discretionary spending to provide the required liquidity. Currently, the capital markets for small capitalization companies are extremely difficult and banking institutions have become stringent in their lending requirements. Accordingly, we cannot be sure of the availability or terms of any third-party financing.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table summarizes the results of our operations during the three month periods ended September 30, 2017 and September 30, 2016, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016.

(All amounts, other than percentages, stated in U.S. dollar)

	Three months ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)
(In Thousands of USD)	2017	2016	($)	(%)
Net revenues	876	27,568	(26,692)	(96.82)
Cost of revenues	252	23,078	(22,826)	(98.91)
Gross profit	623	4,490	(3,867)	(86.12)
Operating expenses	2,267	1,687	580	34.38
Selling and marketing expenses	2,267	971	1,296	133.47
General and administrative expenses	-	716	(716)	(100.00)
Operating Income (loss)	(1,643)	2,803	(4,446)	(158.62)
Government subsidy income	7	(43)	50	(116.28)
Interest and other income	6,495	(394)	6,889	(1,748.48)
Other expenses	-	288	(288)	(100.00)
Interest expense	-	(2,273)	2,273	(100.00)
Earnings before tax	4,461	1,243	3,218	258.89
Income tax	157	687	(530)	(77.15)
Income before non-controlling interests	4,304	556	3,748	674.10
Non-controlling interest	(226)	251	(477)	(190.04)
Net income of common stockholders	(1,764)	305	(2,069)	(678.36)

Net Revenues

Our net revenues for the three months ended September 30, 2017 amounted to $0.876 million, which represents a decrease of approximately $26.7million, or 96.8%, from the three month period ended on September 30, 2016, in which our revenue was $27.6 million. The overall decrease was attributable to the decrease in sales of all of our product segments, as reflected in the following table:

	Three months ended		Increase/	Increase/
(In thousands of U.S. dollars)	9/30/2017	9/30/2016	(Decrease)	(Decrease)
Chestnut	394	12,406	(12,011)	(97)%
Convenience food	175	5,514	(5,338)	(97)%
Frozen food	307	9,649	(9,342)	(97)%
Total	876	27,568	(26,692)	(97)%

The decrease of sales is mainly due to lack of operating capitals, drop in raw material purchase and processing amount, low market share caused by fierce competition.

Cost of Revenues

During the three months ended September 30, 2017, we experienced a decrease in cost of revenue of $22.8 million, in comparison to the three months ended September 30, 2016, from approximately $23.1 million to $0.25 million, reflecting a decrease of approximately 98.1% .The decrease of cost of revenues is mainly due to the decline of raw materials and third party products cost from $24.2million in the third quarter of 2016 to $2million in the same period of 2017.

Gross Profit

Our gross profit decreased $3.86 million, or 86.12%, to $0.62 million for the three months ended September 30, 2017 from $4.49 million for the same period in 2016, it is mainly due to the reason that we ceased to sell convenience foods products(only rice, other leisure food like fried food and chips are still in production) since 2016, shut Athena Group and Dongguan Lorain, the cost of chestnuts slightly increased and the sales of chestnuts in China declined.

Selling and Marketing Expenses

Our selling and marketing expenses increased $1.3 million, to $2.2 million in the third quarter of 2017 from $0.97 million in the third quarter of 2016. The main reason is that the eagerness to promote sales.

The selling and marketing expense to revenue ratio for the three months ended September 30, 2017 and 2016 was 258.8% and 3.52%, respectively. Management actively worked to control sales related expenses in accordance with market and sales conditions.

General and Administrative Expenses

We experienced a decrease in general and administrative expenses of $0.72million from approximately $0.72 million to approximately $0 million for the three months ended September 30, 2017, compared to the same period in 2016. The decrease was mainly due to the lockout of Shandong Lorain Co., Ltd. and Dongguan Lorain Co., Ltd..

Operating Income (loss)

We experienced a decrease in operating income of $4.4 million from approximately $2.80 million to approximately -$1.6million for the three months ended September 30, 2017, compared to the same period in 2016.The decrease is mainly due to the decrease of revenues and the volume of business as well as the stable amount of fixed expenses and interest expenses.

Other expenses

We experienced a decrease in other expenses of $0.3 million from approximately $0.3million to approximately -$0million for the three months ended September 30, 2017, compared to the same period in 2016. The overall decrease was mainly due to the decrease of revenues and the lockout of Shandong Lorain Co., Ltd. and Dongguan Lorain Co., Ltd..

Earnings before tax

We experienced an increase in earnings before tax of $3.2million from approximately $1.2million to $4.5 million for the three months ended September 30, 2017, compared to the same period in 2016. The main reason is the increase of interest and other income.

Income Taxes

Income taxes decreased $0.53 million to $0.16 million in the third quarter of 2017, as compared to $0.69 million in the third quarter of 2016, primarily attributable to the decrease of income from discontinued operations before tax.

Income before non-controlling interests

Income before non-controlling interests increased $3.7million to $4.3million in the third quarter of 2017, as compared to $0.56 million in the third quarter of 2016, mainly due to the increase of earnings before tax.

Non-controlling interest

Non-controlling interests decreased $0.48 million to -$0.23 million in the third quarter of 2017, as compared to $0.25 million in the third quarter of 2016, mainly due to the decrease of income from discontinued operations.

Net income of common stockholders

Net income of common stockholders decreased $2.1 million to -$1.8million in the third quarter of 2017, as compared to $0.31 million in the third quarter of 2016, mainly due to the decrease of income from discontinued operations.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table summarizes the results of our operations during the nine month periods ended September 30, 2017 and September 30, 2016, respectively and provides information regarding the dollar and percentage increase or (decrease) from the nine month period ended September 30, 2017 compared to the nine month period ended September 30, 2016.

(All amounts, other than percentages, stated in U.S. dollar)

	Nine months ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease )
(In Thousands of USD)	2017	2016	($)	(%)
Net revenues	4,060	73,282	(69,222.00)	(94)
Cost of revenues	3,481	60,213	(56,732.00)	(94)
Gross profit	579	13,069	(12,490.00)	(96)
Operating expenses			0.00	0
Selling and marketing expenses	4,491	3,199	1,292.00	40
General and administrative expenses	2,514	1,937	577.00	30
Operating Income	(6,426)	7,932	(14,358.00)	(181)
Government subsidy income	588	821	(233.00)	(28)
Interest and other income	2,958	369	2,589.00	702
Other expenses	(1,914)	(6,622)	4,708.00	(71)
Interest expense	(1,430)	(4,182)	2,752.00	(66)
Earnings before tax	(13,338)	26	(13,364.00)	(51,400)
Income tax	157	2,269	(2,112.00)	(93)
(Loss) before non-controlling interests	(13,495)	(2,244)	(11,251.00)	501
Non-controlling interest	(1,635)	(519)	(1,116.00)	215
Net income/(Loss) of common stockholders	(11,860)	(2,762)	(9,098.00)	329

Net Revenues

Our net revenues for the nine months ended September 30, 2017 amounted to $4.1 million, which represents a decrease of approximately $69.2 million, from the nine month period ended on September 30, 2016, in which our net revenue was $73.28 million. The overall decrease was attributable to the decrease in sales of certain product segments, as reflected in the following table:

	Nine months ended		Increase/	Increase/
(In thousands of U.S. dollars)	9/30/2017	9/30/2016	Decrease	Decrease
Chestnut	2,285	35,262	(32,977)	(94)%
Convenience food	546	15,773	(15,227)	(97)%
Frozen food	1,230	22,248	(21,018)	(94)%
Total	4,060	73,282	(69,222)	(94)%

The decrease of sales is mainly due to lack of operating capitals, drop in raw material purchase and processing amount, low market share caused by fierce competition.

Cost of Revenues

During the nine months ended September 30, 2017, we experienced a decrease in cost of revenue of $56.7 million, in comparison to the nine months ended September 30, 2016, from approximately $60.21 million to $3.48 million. The decrease in cost of revenue is mainly attributable to the decline of raw materials and third party products cost

Gross Profit

Our gross profit decreased $12.5 million, to $0.57 million for the nine months ended September 30, 2017from $13.07 million for the same period in 2016 as a result of decrease of net revenues. It is mainly due to the reason that we ceased to sell convenience foods products(only rice, other leisure food like fried food and chips are still in production) since 2016, shut Athena Group and Dongguan Lorain, the cost of chestnuts slightly increased and the sales of chestnuts in China declined.

Operating Income

Operating income decreased $14.36 million, to -$6.43 million for the nine months ended September 30, 2017 from $7.93 million for the same period in 2016. The decrease is mainly due to the decrease of revenues and the volume of business as well as the stable amount of fixed expenses and interest expenses.

Interest and other income

Interest and other income increased $2.6 million, to $2.96 million for the nine months ended September 30, 2017from $0.37 million for the same period in 2016, mainly due to the increase of other income.

Earnings before tax

Earnings before tax decreased $13.4 million, to -$13.3 million for the nine months ended September 30, 2017from $0.026 million for the same period in 2016. The decrease is mainly due to the decrease of revenues.

Income Taxes

Income taxes decreased $2.11 million, to $0.157 million for the nine months ended September 30, 2017from $2.27 million for the same period in 2016. The decrease is mainly due to the decrease of earnings before tax.

Net income (loss) before non-controlling interests

Net income before non-controlling interests decreased $11.3 million, to -$13.5 million for the nine months ended September 30, 2017 from -$2.24 million for the same period in 2016. The decrease is mainly due to the decrease of earnings before tax.

Non-controlling interest

Non-controlling interest decreased $1.1 million, to -$1.6 million for the nine months ended September 30, 2017from -$0.52 million for the same period in 2016. The decrease is mainly due to the decrease of net income before non-controlling interests.

Net income/(Loss) of common stockholders

Net income/(Loss) of common stockholders decreased $9.1 million, to -$11.9 million for the nine months ended September 30, 2017from -$2.76 million for the same period in 2016. The decrease is mainly due to the decrease of net income before non-controlling interests.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents (including restricted cash) of $0.96 million. Our cash and cash equivalents decreased by approximately $0.44million from December 31, 2016 primarily due to cash provided by investment activities and financing activities, partially offset by cash used in operating activities. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Net cash (used in) / provided by operating activities	9,773	(13,270)
Net cash provided by / (used in) investing activities	(9,857)	3,194
Net cash provided by / (used in) financing activities	(272)	1,245
Net cash inflow	(357)	2,614

Operating Activities

Net cash provided by operating activities was $9 million for the nine months period ended September 30, 2017, and net cash used in operating activities was $13 million for the nine months period ended September 30, 2016, mainly due to the decrease of cost of revenues.

Investing Activities

Net cash used in investing activities for the nine months period ended September 30, 2017 was $9.9 million, in comparison to $3.1million net cash provided for the same period of 2017. The difference was primarily a result of decrease in restricted cash and deposit.

Financing Activities

Net cash use in financing activities for the nine months period ended September 30, 2017 was $0.27 million, in comparison to $1.25 million net cash provided by financing activities during the same period in 2016. The decrease of net cash from financing activities was primarily a result of less repayment of long term borrowing and notes payable.

Loan Facilities

As of September 30, 2017, the amounts and maturity dates for our short-term bank loans are as set forth in the balance sheet herein. The total amounts outstanding under such loans were $23.4 million as of September 30, 2017, compared with $22.7 million as of December 31, 2016.

We believe that our currently available working capital, after receiving the aggregate proceeds of the credit facilities referred to above, should be adequate to sustain our operations at our current levels for 2017.

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

As of September 30, 2017, the detailed identities of the consolidating subsidiaries are as follows:

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of September 30, 2017 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the nine months ended September 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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