Form 10-K
period 2017-12-31
American Lorain CORP
filed 2018-04-17
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Yes [ ]      No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [ ]      No [X]

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter were 26,759,570 and $5,351,914 respectively.

There were 45,774,490 shares of common stock outstanding as of March 31, 2018.

Documents Incorporated by Reference: None.

FORM 10-K INDEX

PART I

Use of Certain Defined Terms

In this annual report on Form 10-K:

•	“We,” “us” and “our” refer to ALN, and except where the context requires otherwise, our wholly-owned and majority-owned direct and indirect operating subsidiaries.
•	“ALN” refers to American Lorain Corporation, a Nevada corporation (formerly known as Millennium Quest, Inc.).
•	“Athena” refers to Athena, a limited liability company organized under the laws of France that is majority- owned by Junan Hongrun.
•	“ILH” refers to International Lorain Holding, Inc., a Cayman Islands company that is wholly - owned by ALN.
•	“Junan Hongrun” refers to Junan Hongrun Foodstuff Co., Ltd.
•	“Luotian Lorain” refers to Luotian Green Foodstuff Co., Ltd.
•	“Beijing Lorain” refers to Beijing Green Foodstuff Co., Ltd.
•	“Shandong Lorain” refers to Shandong Green Foodstuff Co., Ltd.
•	“Dongguan Lorain” refers to Dongguan Green Foodstuff Co., Ltd.
•	“Shandong Greenpia” refers to Shandong Greenpia Foodstuff Co., Ltd.
•	“Shenzhen Lorain” refers to Lorain Food (Shenzhen) Co., Ltd.
•	“RMB” refers to Renminbi, the legal currency of China.
•	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.
•	“China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong and Macau).

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

ITEM 1. BUSINESS

Overview of Our Business

We are an integrated food manufacturing company headquartered in Shandong Province, China. We develop, manufacture and sell the following types of food products:

•	Chestnut products;
•	Convenience foods (including ready-to-cook, or RTC, foods, and ready-to-eat, or RTE, foods); and
•	Frozen food products.

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

ALN owns 100% of ILH. ILH wholly owns two Chinese operating subsidiaries, Luotian Lorain and Junan Hongrun, directly. Junan Hongrun, in turn, owns 100% of Dongguan Lorain. In addition, together with Junan Hongrun, ILH wholly owns Beijing Lorain, Shandong Greenpia, and owns approximately 80% of Shandong Lorain (Shandong Economic Development Investment Co. Ltd. owns approximately 20%). Shenzhen Lorain is a variable interest entity (the “VIE entity”), which entered in to a series of agreements ( the “VIE Agreements”) with Shandong Greenpia in December 2017. We sometimes refer to our six Chinese operating subsidiaries, the VIE Entity and the Athena Group throughout this annual report on Form 10-K as the Lorain Group Companies. Below is an organizational chart of ALN, ILH and the Lorain Group Companies:

American Lorain Corporation
(Nevada)
100%
International Lorain Holdings, Inc.
(Cayman)
Athena*
(France)
51%
Offshore
China
25%
100%
50%
30%
100%
State
Ownership
100%
55.2%
Junan
Hongrun
70%
100%
50%
Shandong
Economic
Development
Investment
Shandong Lorain
(PRC)
Dongguan Lorain
(PRC)
Shandong
Greenpia
(PRC)
Beijing
Lorain
(PRC)
Luotian
Lorain
(PRC)
19.8%
VIE
Shenzhen
Lorain
(PRC)

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

We produced 143 products in 2017. We produced 56 frozen food products in 2017. We also discontinued 71 products in 2017.

Chestnut Products

We produced 55 high value-added processed chestnut products in 2017. In 2017 and 2016, this segment contributed 41% and 57% of our total revenues, respectively.

Our best selling products in 2016 and 2017 included our frozen chestnuts. The majority of our chestnut products are natural and do not contain chemical additives.

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

Convenience Foods

Our convenience food products are characterized as follows:

•	Ready-to-cook, or RTC, food products, and
•	Ready-to-eat, or RTE, food products.

These products are intended to meet the current demands of our customers for safe, wholesome and tasty foods that are easily prepared.

RTCs can be served after a few easy cooking procedures. Typically, when preparing a RTC, customers need only to heat the food in a microwave or boil it for several minutes before eating. Our best-selling RTCs in 2016 and 2017 were French fries.

RTEs can be served without any cooking. Our best-selling RTEs in 2016 and 2017 were various bean products and various fried vegetables.

We produced 92 convenience food products in 2016 and 42 convenience food products in 2017. In 2017 and 2016, this segment contributed 20.1% and 20.3%, respectively, of our total revenues.

Frozen Food Products

We produce a variety of frozen foods, mostly frozen vegetables and frozen fruits. We produced 62 frozen food products in 2016 and 56 frozen food products in 2017. Our best-selling frozen food products in 2016 and 2017 was sweet corn products.

Our frozen food business allows us to mitigate the significant production seasonality of chestnut products and to increase the utilization rate of our production capacity. The frozen foods accounted for in our total revenue increased from 22.7% in 2016 to 38.9% in 2017. Gross margins in this segment are lower than the margins for chestnut products and convenience foods.

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

The following table shows the number and types of production lines, the types of products produced and the production capacity at each facility:

Facilities	Production Lines	Product Portfolio	2017 Capacity
Junan Hongrun	3 Deep-freezing line 4 Convenience food lines 4 Canning lines 4 Chinese doughnut lines	Chestnut products, frozen foods, beans, bean paste	Multi-purpose production lines with 74,000 tons of production capacity Chinese doughnut lines with 2000 tons production capacity 24,900 tons of cold and frozen storage
Beijing Lorain	6 Convenience food lines 1 Deep-freezing line	Chestnut products, frozen foods	Multi-purpose production lines with 34,000 tons of production capacity 4,650 tons of cold and frozen storage
Luotian Lorain	3 Convenience food lines 2 Deep-freezing lines	Chestnut products, convenience foods, frozen foods	Multi-purpose production lines with 24,000 tons of production capacity 6,500 tons of cold and frozen storage
Shandong Greenpia	2 Convenience food lines	Chestnut products, convenience foods	Multi-purpose production lines with 9,000 tons of production capacity 1,500 tons of cold and frozen storage

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

All of the listed storage facilities are owned by us. We did not add to our storage capacity during 2017.

Agricultural Operations

We grow or set up agricultural co-ops with local farmers to supply ourselves with a small portion of chestnut, fruit and vegetable products. For the year ended December 31, 2017, the supplies coming from agricultural operations were still a low proportion of the total.

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

We began growing chestnuts in Shandong Province in 2003. Unlike most vegetables and fruits, chestnut trees have a 3-5 year growing phase before they can be harvested. Our current chestnut planting base has been self-supplying limited quantities of chestnuts to our production since 2007. In the end of 2016, we leased two woods in Junan County Shandong Province, China to plant more chestnuts trees.

In 2017, we grew strawberries in Shandong, which is used in our frozen fruit products.

Raw Materials

In 2017 and 2016, approximately 65% and 85% of our procured raw materials, respectively, consisted of agricultural products, including primarily chestnuts and vegetables, approximately 26% and 6%, respectively, consisted of packaging materials and approximately 9% and 9% consisted of condiments such as sugar, salt and flour.

Our Supply Sources

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, red meat, fish, eggs, rice and flour. Because of the diversity of available sources of these raw materials, we believe that our raw materials are currently in adequate supply and will continue to be so in the future.

We obtain our agricultural raw materials from three sources: domestic procurement (excluding self-supply), overseas markets, and self-supply. Domestic and overseas procurement accounted for 93.2% and 4.8%, respectively, of our total raw material costs in 2017, while self-supply accounted for 2%. Domestic and overseas procurement accounted for 91% and 6.8%, respectively, of our total raw material costs in 2016, while self-supply accounted for 2.2% . We obtained substantially all of our agricultural raw materials from domestic sources during 2016 and 2017.

In 2017 and 2016, respectively, we procured approximately 1,670 and 31,892 metric tons of chestnuts and approximately 457 and 32,487 metric tons of vegetables and other raw materials from a number of third party suppliers, domestic and overseas, and produced approximately 959 and 438 metric tons of chestnuts and other products from our own agricultural operations.

We select suppliers based on price and product quality. We typically rely on numerous domestic and international suppliers, including some with whom we have a long-term relationship. Our top 10 suppliers accounted for 12.1% and 13.6% of the total procurement in 2017 and 2016 in value terms respectively. We purchase from suppliers and farmers pursuant to supply contracts and underlying purchase orders. We have not entered into any long-term contracts with any of our suppliers.

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

Our Customers

Our products are sold in Chinese domestic markets as well as exported to foreign countries and regions such as Japan and South Korea. In 2017 and 2016, approximately 84.1% and 82.1%, respectively of our sales were made domestically in China and approximately 15.9% and 17.9% were to international customers, primarily Japan and South Korea. Our top ten customers contributed 12% and 12.1% of our total revenues in 2017 and 2016 respectively.

Domestic

In China, we sell our products through our own sales team and through third-party distributors. We have 18 sales offices in 12 provinces in China. In 2017 and 2016, we sold approximately 75.6% and 72.6%, respectively, of our products directly to our Chinese and overseas customers and approximately 24.4% and 27.4% through third-party distributors. In view of a significant decline in our sales volume in 2017, we decided to cut spending. The performance of our third-party distributors was significantly lower than expected, and our direct-selling business is the main source of revenue. In addition, due to the low demand of the market, the third-party distributors needed fewer products, which result that our relationship not as close as the previous years, leading to the increase of bad debts. Therefore, we decided to reduce the proportion of third-party distributors and enhance our own sales team.

We sell our products in first-tier cities in China, including Beijing, Shanghai, Tianjin and Guangzhou. Our sales team sells our products directly to supermarket chains, mass merchandisers, large wholesalers and others in these markets. In second-tier and third-tier cities, we currently sell our products to third-party distributors, such as food companies or trading companies with established distribution channels in such regions, rather than through our own sales team, in order to enable us to penetrate such markets more quickly without spending significant capital. We also sell to small customers through independent sales representatives.

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

International

Our export sales destinations include Asia Pacific, primarily Japan and South Korea. Outside China, sales in Europe decreased by 100% in 2017 as a result of a bad sales performance in France and Portugal and the shutdown of Athena Group. Sales in Asia countries also decreased by 93.6% due to weak demand in Asia countries.

We sell our products to international markets primarily through export and trading agents and companies in China, as well as our own sales team located in China and Japan. Our sales team sells directly to wholesalers, food processors and mass merchandisers.

Our Sales and Marketing Efforts

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In 2017 our marketing and branding efforts included supermarket advertising and internet advertising.

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

Our Employees

As of December 31, 2017, we had a total of 1,067 employees. Approximately 717 of our full-time employees are directly employed by our subsidiary companies and the remaining employees are employed by outsourcing agents that we use to meet our staffing needs. Compared to 2016, the total employees decreased by 25.1% due to our significant production capacity declining and bad operating performance.

All of the departments were hit as a result of huge losses in 2017, especially the production department and domestic sales department. Since our revenue from main business decreased significantly, 358 full-time employees were dismissed. We shut down 8 sales offices in 2017 to reduce the personnel and administrative expenses. As required by Chinese law, all employees are party to a written employment contract. We compensate the employees outsourced from agents directly and pay agents a service fee. Agents are responsible for the pension and social insurance benefits of the leased employees, as described below.

The following table sets forth the allocation of employees, both direct and leased, by job function.

Number of
Department	Employees
Production	810
Quality Control	38
Domestic Sales	100
Human Resources	20
Research and Development	21
International Sales	15
Finance	20
Procurement	18
Administration	20
Strategic Planning	5
Total	1,067

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

Our Research and Development Activities

We have research and development staffs at each of our facilities. In total, 21 employees are dedicated to research and development.

We rely heavily on customer feedback to assist us in the modification and development of our products. We also utilize customer feedback to assist us in the development of new products.

The amount we spent on research and development activities during the years ended December 31, 2017 and 2016 was not a material portion of our total expenses for those years.

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

ITEM 1A. RISK FACTORS

Business Risks

We lack the ability to sustain our operations if our cash flow continues to decline and cannot be replenished through financings.

Our financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. Our ability to continue as a going concern is greatly dependent on our ability to realize our non-cash current assets such as receivables and inventory into cash in order to settle its current obligations. For the year ended December 31, 2017, we incurred a loss of $78,305,354. As of December 31, 2017, we had a working capital deficit of approximately $53,517,412. For the year ended December 31, 2016, we incurred a substantial loss of $136,361,080. As of December 31, 2016, we had a working capital deficit of approximately $21,271,226. In addition, as described herein, we have defaulted on all of our outstanding loans. These conditions raise substantial doubt as to whether we may continue as a going concern. If we are unable to raise additional financing when needed, upon terms that are favorable to us, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

We may no longer be able to compete in Europe and have suffered significant losses in China.

We terminated the French operation due to its operational loss. We suffered from the investigation with respect to the origin of canned chestnuts sold by Conserverie Minerve (“Minerve”, a former subsidiary of Athena) issued Centre Technique Conservation of Produits Agricoles (“CTCPA”), an industry trade association for canned, preserved and dehydrated food products in France. CTCPA stated that only chestnuts based on the European or Japanese cultivars can be used in canned chestnut products sold in France according to CTCPA policies and that canned chestnut products must also have received certification from the International Featured Standards (“IFS”), a qualified third party certification agency in Europe that certifies food products, especially for retail industry. Although, a proceeding from local court provided Minerve (now Athena) protection from creditors initiating any actions against Athena until March 2016, Athena still cost a lot to recycle market products, seal the finished products, and thousands of tons of chestnuts during 2016. We did not have our business in European market due to the non-operating of our French company, Athena during 2017.

Since the sales of revenue from Chinese market decreased by 100% in 2017 and we have lost our Europe market due to the termination of our French company, our competition advantage has been greatly weakened.

Chinese chestnut sales declined due to natural hazard and fierce market competition.

Chinese Domestic sales of chestnuts has decreased due to competition from the market and the raw material expense increased. Our chestnuts mainly relied on the raw materials purchased from Luotian, Hubei, our main chestnuts supply area accounted for 8% of the Chinese chestnut production. If the production area hit by flooding, the chestnuts production would be cut significantly and the purchase price would be increased remarkably.

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

The average price that we paid for chestnuts in China in 2017 and 2016 was approximately $1,846 per metric ton and $1,765 per metric ton, respectively, excluding value added taxes. We do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further, and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

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

A significant amount of our revenues is dependent on a limited number of customers and the loss of any one of our major customers could materially and adversely affect our revenues.

A significant portion of our revenues has historically been derived from a limited number of customers, particularly in our chestnut products segment. Sales to our ten largest customers accounted for approximately 12% and 12.1% of our total revenues in 2017 and 2016, respectively. The loss of any one of these customers, or a material decrease in purchases by any one of these customers, could adversely impact our revenues.

We rely primarily on distributors to sell our products. Any delays in delivery or poor handling by our distributors or third-party transport operators may affect our sales and damage our reputation.

In 2017, we sold our products through over 92 distribution service providers. The services provided could be suspended and could cause interruption to the supply of our products to domestic or overseas customers. Delivery disruptions may occur for various reasons beyond our control, including poor handling by service providers or third party transport operators, transportation bottlenecks, natural disasters and labor strikes, and could lead to delayed, damaged or lost deliveries. If our products are not delivered in a timely manner, our reputation could be harmed. If our products are damaged in the process of being delivered, we may be liable to pay for such damages incurred.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our research and development, operations and revenue.

The Lorain Group Companies were founded in 1994 by Si Chen, our chairman and chief executive officer. Mr. Chen, together with other senior management, has been a key driver of our strategy and has been fundamental to our achievements to date. The management of our business is, to a considerable extent, dependent on the services of Mr. Chen and other senior management. We compete for qualified personnel with other food processing companies, food retailers and research institutions. Consequently, we may either lose key employees to our competitors or we may need to significantly increase the compensation of such employees in order to retain them. The loss of the services of any key management employee or failure to recruit a suitable or comparable replacement could have a significant impact upon our ability to manage our business effectively, and our business may be adversely affected.

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

We have a markedly decrease on our revenue from sales in 2017. At December 31, 2017 and 2016, cash and cash equivalents (including restricted cash) were $0.09 million and $0.4 million, respectively. The decrease of cash and cash equivalents (including restricted cash) are by $0.31 million, or by 77.5% due to the bad debt loss. If we cannot increase the quantity of our products sales, we may not be able to manage cash flow.

Regulatory Risks

We are subject to extensive regulations by the Chinese government.

The food industry is subject to extensive regulations by Chinese government agencies. Among other things, these regulations govern the manufacturing, importation, processing, packaging, storage, exportation, distribution and labeling of our products. New or amended statutes and regulations may require us to obtain new licenses and permits and could require us to change our methods of operations at costs that could be substantial.

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

Shandong Lorain was demanded to move its production lines to the factory of Junan Hongrun according to a new city zoning plan where Shandong Lorain resident, so that the land can be used for other urban use. Shandong Lorain has started this relocation process in July 2016 and finished this process in December 2016. During the relocation process, we were not allowed to produce our products with full capacity. Shandong Lorain was barely operating during 2017 to reduce the cost of our business, because it is relocated to Junan Hongrun’s site, where the main business is almost the same. As a result, the revenue from sales of chestnuts food products was $ 0.4 million and $30.4 million in 2017 and in 2016, respectively, decreasing by approximately 98.7% ..

We cannot predict when the compensation for relocation will be received and whether the amount of compensation for land requisition can make up for our loss during the relocation period. If we cannot receive sufficient compensation next year, the relocation will cost us a significant loss.

Financial Risks

We have defaulted on all of our outstanding debt due to our poor operation performance and lack of finance from funding activities.

As of December 31, 2017, the balance of our short-term loans was approximately $23.8 million, all of which have been in default and have not been repaid. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. We are in negotiations to renew these loans or modify the repayment terms. If we fail to satisfy our creditors’ demands, our creditors may apply for enforcement to sell our encumbered assets, which would result in a material adverse effect on our operations.

We are also in default of the debentures for $9.5 million and $15.4 that were issued by Guoyuan Securities Co., Ltd. and Daiwa SSC Securities Co. Ltd., respectively, and negotiating with the debenture holders to extend repayment terms. If we fail to repay, a third party guarantor would be required to repay these the debenture holders. However, the outcome of any discussions among the parties is unknown and our operations may be adversely impacted if such obligations are not repaid.

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

We also funded approximately 40.1% of our working capital requirements from the proceeds of short-term loans from Chinese banks in 2017. Our average loan balance from short-term bank loans in 2016 was approximately $30.7 million and in 2017 was approximately $23.8. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, we may not be able to roll over such loans in the future or may not have sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency.

Management anticipates that our existing capital resources and cash flows from operations and current and expected short-term bank loans are not adequate to satisfy our liquidity requirements through 2018. Our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements, as well as pursuing acquisitions using our publicly traded equity as consideration. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending, or successfully consummate acquisitions, to provide the required liquidity. Accordingly, we cannot be sure of the availability or terms of any third party financing or our ability to continue operating.

We are subject to credit risk in respect of accounts receivables.

In 2008 and 2009, some of our customers, including some of our large supermarket customers, delayed their payments for up to 60 to 90 days beyond their term. Our cash flow suffered while waiting for such payments. Consequently, at times we had to delay payments to our suppliers and to postpone business expansion as a result of these delayed payments. Starting in 2008 and through 2016, we gradually shortened credit terms for many of our domestic customers from between 30 and 180 days to between 30 and 60 days; international customers are typically extended 90 days credit. In 2017, we took the same credit terms policy for our customers. Our large customers may fail to meet these shortened credit terms, in which case we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

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

Risks Related To the Market For Our Stock

We may be forced to delisting from the NYSE American if we fail to satisfy their continued listing standards.

On April 18, 2017, we received a letter from NYSE American (the “Exchange”) stating that the Exchange has determined that we are not in compliance with their continued listing standards due to our failure to timely file with the SEC our Annual Report on Form 10-K for the year ended December 31, 2016. Although we believe that we are now in compliance with the Exchange’s continued listing standards, there is no guarantee that we will continue to be in compliance with such standards and that our shares of common stock will continue to be listed on the Exchange. In the event that our shares of common stock are delisted by the Exchange, and our shares are listed on an over-the-counter market, the price of our shares may decline and you may be forced to sell your shares at a loss, if at all.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our primary facilities, which are owned except where otherwise indicated, are as follows:

Facility	Location	Approximate Size	Owned or Leased
		(Square Meters)
Junan Hongrun	Junan County,	197,637	Owned
	Shandong
	Province, PRC
Beijing Lorain	Miyun County,	22,677	Owned
	Beijing
	Province, PRC
Luotian Lorain	Luotian County,	54,251	Owned
	Hubei
	Province, PRC
Shandong Greenpia	Junan County,	33,332	Owned
	Shandong
	Province, PRC

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

ITEM 3. LEGAL PROCEEDINGS

There is a lawsuit currently pending in the Supreme Court of Shandong Province, which was initially filed by Shandong Lorain, a subsidiary of the Company, against Junan Hengji Real Estate Development Co., Ltd. ("Junan Hengji") in November 2013 at Linyi City Intermediate People’s Court of Shandong Province (the "Linyi Court").

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

In January 2014, the Linyi Court had its first trial session. During the trial, Heng An Investment filed a counterclaim against Shandong Lorain for repayment of out of pocket expenses which would off-set the entire fixed return plus additional unpaid expenses of RMB 4,746,927 (approximately $765,633). Shandong Lorain responded that Heng An Investment does not have standing to file the counter-claim because the out of pocket payments was made by Junan Hengji. In November 2014, the court had a second trial session and completed its discovery process. On March 21, 2015, Shandong Lorain received Linyi Court’s decision that rejected Shandong Lorain’s claim for RMB 10,000,000 against Junan Hengji and Heng An Investment. On April 3, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province. In November 2015, Supreme Court of Shandong Province vacated the decision of the Linyi Court and remanded the case back to the Linyi Court for a retrial. The retrial took place on April 25, 2016, at the Linyi City Intermediate People’s Court, and the decision thereon is currently pending. The Company anticipates that Shandong Lorain will prevail on retrial.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Our common stock is quoted on the NYSE American (formerly known as the American Stock Exchange, the NYSE Amex Equities Exchange and the NYSE MKT) under the symbol “ALN”. At April 9, 2018, the closing price for our common stock was $0.19 per share.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

		Common Stock
		Market Prices
		High		Low
Fiscal Year Ended December 31, 2017
First Quarter		$0.60		$0.58
Second Quarter		$0.57		$0.44
Third Quarter		$0.50		$0.36
Fourth Quarter		0.37		0.17
Fiscal Year Ended December 31, 2016	$		$
First Quarter		$1.22		$0.07
Second Quarter		$1.30		$1.06
Third Quarter		$1.15		$0.62
Fourth Quarter		$0.72		$0.50

Approximate Number of Holders of Our Common Stock

As of March 31, 2018, there were 307 stockholders of record of our common stock. This does not include the holders whose shares are held in a depository trust in “street” name.

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

Issuances of Unregistered Securities

On December 28, 2017, we entered into a securities purchase agreement, pursuant to which Yi Li and Beili Zhu, each an individual residing in the People’s Republic of China, agreed to invest an aggregate of $1.275 million in the Company in exchange for an aggregate of 7,500,000 shares of our common stock, representing a purchase price of $0.17 per Share. The transaction closed on January 23, 2018.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an integrated food manufacturing company headquartered in Shandong Province, China. We develop, manufacture and sell the following types of food products:

•	Chestnut products,
•	Convenience foods (including ready-to-cook, or RTC, foods, and ready-to-eat, or RTE, foods); and
•	Frozen food products.

We conduct our production activities in China. Our products are sold in the Chinese domestic markets as well as exported to foreign countries and regions such as Japan and South Korea. We produced 143 products in 2017. We derive most of our revenues from sales in China, South Korea and Japan.

Production Factors that Affect our Financial and Operational Condition

Our business depends on obtaining a reliable supply of various agricultural products, including chestnuts, vegetables, fruits, red meat, fish, eggs, rice, flour and packaging products. During 2017, the cost of our raw materials decreased from $143,226,607 to $6,848,930 for a decrease of approximately 95.2% . Despite our efforts to control our supply of raw materials and maintain good relationships with our suppliers, we could lose one or more of our suppliers at any time. The loss of several suppliers may be difficult to replace and could increase our reliance on higher cost or lower quality suppliers, which could negatively affect our profitability. Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business and financial condition and financial prospects.

The average price that we paid for chestnuts in the China domestic market in 2017 and 2016 was approximately $1,846 metric ton and $1,765 per metric ton, respectively, excluding value added taxes. In the past few years, increasing inflation pressures weighed on the Chinese economy which reflected on agricultural product prices. We do not have effective means and do not currently hedge against changes in our raw material prices. Consequently, if the costs of our raw materials increase further and we are unable to offset these increases by raising the prices of our products, our profit margins and financial condition could be adversely affected.

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

We also funded approximately 40.1% and 30.2% of our working capital requirements in 2017 and 2016, respectively, from the proceeds of short-term loans from Chinese banks. We expect to continue to do so in the future. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. Our average loan balance from short-term bank loans in 2017 and 2016 were approximately $23.8 million and $30.7 million, respectively. The term of almost all such loans is one year or less. Historically, we have rolled over such loans on an annual basis. However, in recent years, the Chinese government has implemented more stringent credit policies to curb inflation and soaring property prices, which could negatively impact our ability to obtain or roll over these short term loans, and hence not having sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to service our debt could result in the imposition of penalties, including increases in rates of interest, legal actions against us by our creditors, or even insolvency. We obtained long term loans, private placement financing and a convertible promissory note during the period 2011 to 2017. We can provide no assurances that we will be able to enter into any future financing or refinancing agreements on terms favorable to us, especially considering the current instability of the capital markets.

Management anticipates that our existing capital resources and cash flows from operations and current and expected short-term bank loans are not adequate to satisfy our liquidity requirements through 2018. Our plans include considering pursuing alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements, as well as pursuing acquisitions using our publicly traded equity as consideration. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending, or successfully consummate acquisitions, to provide the required liquidity. Accordingly, we cannot be sure of the availability or terms of any third party financing or our ability to continue operating.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, and the differences between the two periods expressed in dollars and percentages.

	Year Ended
	December 31,		Increase/(Decrease)	Increase/(Decrease)
(In thousands of U.S. dollars)	2017 ($)	2016 ($)	($)	(%)
Net Revenue	5,110	79,667	(74,557)	(93.6%	)
Cost of Revenue	5,465	69,165	(63,700)	(92.1%	)
Gross profit	(355)	10,502	(10,857)	(103.4%	)
Operating Expenses:
Selling and Marketing	432	6,126	(5,694)	(92.9%	)
General and administrative	40,566	40,797	(231)	(0.6%	)
(Loss)/Income from continuing operations	(47,191)	(85,275)	38,084	(44.7%	)
Non-operating Income (Expenses):
Government grant	-	1,232	(1,232)	(100%	)
Interest income	-	47	(47)	(100%	)
Other income	740	348	392	112.6%
Other expense	(2,501)	(45,911)	43,410	94.6%
Interest Expense	(4,076)	(4,569)	493	(10.8%	)
(Loss)/Income before taxes	(78,144)	(85,274)	(7,130)	(8.4%	)
Income Taxes	161	1,899	(1,738)	(91.5%	)
Net Loss	(78,305)	(85,173)	(6,868)	(8.1%	)
Non-Controlling Interest	(15,073)	(49,188)	34,115	(69.4%	)
Net Loss of common stockholders	(63,232)	(87,173)	(23,941)	(27.5%	)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

Net Revenues. Net revenues decreased by $74.6 million, or approximately 93.6%, to $5.1 million in 2017 from $79.7 million in 2016.

Over the last several years, more competitors entered the convenience food industry that develop more types of products. Our current products have not met customers’ demand during this time period due to our failure to invest in research and development. In addition, we have faced significant competition from Chinese online ordering platforms since 2015, which platforms offer convenient and efficient meals directly from restaurants. In addition, Dongguan Lorain ceased operations in October 2016 due to its high cost of environmental compliance cost, the overlap of products and market with Luotian Lorain, both of which focus on the southern market of China, and poor performance of sales revenue. During the year ended December 31, 2015, the financial position and results of operations of Minerve were accounted for as subsidiaries in the Company’s financial statements; however, during the year ended December 31, 2016, Minerve became insolvent and was compelled by its creditors into bankruptcy, and, ultimately, liquidation. Accordingly, the Company lost control of Minerve and recognized a complete write off its investment in Minerve. Balances owed by Minerve to other subsidiaries of the Company have been written off. During 2017, we don’t have any revenues received from Athena due to the non-operation of the company.

Cost of Revenues. Our cost of revenues decreased $63.7 million, or approximately 92.1%, to $5.5 million in 2017 from $69.2 million in 2016, as a result of decrease of net revenue.

Gross Profit. Our gross profit decreased $10.9 million, or 103.8%, to negative $0.4 million in 2017 from $10.5 million in 2016, mainly attributed to the fact that revenues decreased by $74.6 million. The gross profit ratio decreased from 13.2% to negative 6.9% in 2017, mainly because of our ceasing to sell many of our convenience food products, non-operation of Athena Group, Shandong Lorain and Dongguan Lorain, the cost of chestnuts increased and the sales of chestnuts in China and outside China declined significantly.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased approximately $5.7 million, or 92.9%, to $0.4 million in 2017 from $6.1 million in 2016. The decrease is attributable to decreases of employee salary, travel expense, entertainment expense, transportation fee and storage charge by 22%, 80%, 90%, 90% and 90%, respectively, in 2017.

General and Administrative Expenses. Our general and administrative expenses decreased approximately $0.2 million, or 0.6%, to $ 40.6 million in 2017 from $40.8 million in 2016. The decrease mainly due to bad debt including unrecovered trade receivables and other receivables $ 46,825,557 that management determined cannot be recovered, which accounted for 53.0% of total general and administrative expenses in 2017. In 2017, the credit terms for many of our domestic customers was between 30 and 60 days; international customers are typically extended 90 days credit. Our cash flow suffered while waiting for such payments.

Government Subsidy Income

Government subsidy income decreased to $0 in 2017 from approximately $1.2 million in 2016 due to bad performance of operation.

Income Before Taxation and Non-Controlling Interest

Loss before taxation and non-controlling interest decreased $55.8 million, or 8.1%, to $78.1 million in 2017 from $85.3 million in 2016, mainly due to cost of revenue decreased $63.7 million to $5.5 million in 2017 from $69.2 million in 2016 . In addition, decrease of gross profit also led to the decrease of income before taxation and non-controlling interest.

Income Taxes

Income taxes decreased approximately $1.7 million, or 91.5%, to $0.2 million in 2017, as compared to $1.9 million in 2016. This decrease was attributable to the lower income (excluding impairment) earned in 2017 as compared to 2016.

Non-Controlling Interest

Shandong Economic Development Investment holds 19.8% of the equity of our subsidiary Shandong Lorain, which is reflected in the non-controlling interest of negative $7.7 million in 2017 and $7.3 million in 2016.

Loss attributable to common stockholders

Loss attributable to common stockholders increased approximately $23.9 million, or 27.5%, to negative $63.2 million in 2017 from negative $87.2 million in 2016.

Liquidity and Capital Resources General

The financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. Our ability to continue as a going concern is greatly dependent on our ability to realize our non-cash current assets such as receivables and inventory into cash in order to settle its current obligations. For the year ended December 31, 2017, we incurred a substantial loss of $78,305,354. As of December 31, 2017, we had a working capital deficit of approximately $53,517,412. These conditions raise substantial doubt as to whether we may continue as a going concern. However, subsequent to December 31, 2017, we closed a private placement transaction in which we issued 7,500,000 shares of common stock for $1.275 million as consideration. Management has designated the funds for use in general corporate purposes.

Our primary capital needs have been to fund our working capital requirements. In the past, our primary sources of financing have been cash generated from operations and short-term loans from banks in China. In addition, we obtained long term loans, private placement financing and convertible promissory notes.

As of December 31, 2017, the balance of our short-term loans was approximately $23.8 million, all of which have been in default and have not been repaid. Such loans are generally secured by our fixed assets, receivables and/or guarantees by third parties. We are in negotiations to renew these loans or modify the repayment terms. If we fail to satisfy our creditors’ demands, our creditors may apply for enforcement to sell our encumbered assets, which would result in a material adverse effect on our operations.

We are also in default of the debentures for $9.5 million and $15.4 that were issued by Guoyuan Securities Co., Ltd. and Daiwa SSC Securities Co. Ltd., respectively, and negotiating with the debenture holders to extend repayment terms. If we fail to repay, a third party guarantor would be required to repay these the debenture holders. However, the outcome of any discussions among the parties is unknown and our operations may be adversely impacted if such obligations are not repaid.

As of December 31, 2017 and 2016, cash and cash equivalents (including restricted cash) were $0.09 million and $0.4 million, respectively. The debt to assets ratio was 113.3% and 55.4% as of December 31, 2017 and 2016, respectively. We expect to continue to finance our operations and working capital needs in 2018 from cash generated from private financings. As such, we are in discussions regarding potential financing and acquisition transactions. If available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide liquidity, if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:	For year ended December 31,
(In thousands of U.S. dollars)	2017	2016
Net cash flows (used in)/provided by operating activities	(360)	(29,786)
Net cash flows used in investing activities	751	8,906
Net cash flows (used in)/provided by financing activities	(754)	3,043

Operating Activities

Net cash used in operating activities for 2017 and 2016 was approximately $0.4 million and $29.8 million respectively. The decrease of approximately $29.4 million in net cash flows used in operating activities resulted primarily from net loss of approximately $47.4 million, the decrease in advance to suppliers of approximately $29 million and in accounts and other payables of approximately $1.6 million in 2017.

Investing Activities

Net cash used in investing activities for 2017 and 2016 were $0.8 million and $8.9 million, respectively, with the decrease of approximately $8.1 million cash provided in investing activities primarily from a decrease in restricted cash of $6.1 million and payment of construction in progress, the purchase of land use rights and the purchase of intangible assets all for $0 million in 2017.

Financing Activities

Net cash provided by (used in) financing activities for 2017 and 2016 were approximately ($0.8 million) and $3.0 million, respectively, with the decrease of $3.8 million cash provided by financing activities from proceeds from bank borrowings and debentures for approximately $0.8 million in 2017.

Loan Facilities

As of December 31, 2017 and 2016, we carried $23.8 million and $22.7 million short term bank loans from foreign and Chinese domestic banks. In 2017, the repayment of bank borrowing was $30,242 and $23.8 million was in default.

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

As of December 31, 2017, the particulars of the commonly controlled entities are as follows:

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

Accounting for the Impairment of Long-Lived Assets -- The Company annually reviews its long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Impairment may be the result of becoming obsolete from a change in the industry, introduction of new technologies, or if the Company has inadequate working capital to utilize the long-lived assets to generate the adequate profits. Impairment is present if the carrying amount of an asset is less than its expected future undiscounted cash flows.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recognized impairment losses on certain long-lived assets during 2017.

Revenue recognition -- The Company recognizes revenue when all the following criteria have been met: it has negotiated the terms of the transaction with the customer which includes setting a fixed sales price, it has transferred of possession of the product to the customer, the customer does not have the right to return the product, the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company, and the Company is reasonably assured that funds have been or will be collected from the customer. The Company’s the amount of revenue recognized to the books reflects the value of goods invoiced, net of any value-added tax (VAT) or excise tax.

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815. As of December 31, 2017 and 2016, the Company did not identify any assets and liabilities whose carrying amounts were required to be adjusted in order to present them at fair value.

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

As of December 31, 2017, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements As of December 31, 2017 begins on page F-1 of this Annual Report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures As of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that As of December 31, 2017, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, As of December 31, 2017, our internal controls over financial reporting are not effective.

The material weakness and significant deficiency identified by our management As of December 31, 2017 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

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

Changes in Internal Controls over Financial Reporting.

Other than as described above, during the fiscal year ended December 31, 2017, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Director Since
Si Chen	48	Chairman, Chief Executive Officer, President and Director	2007
Yimin Jin	46	Chief Strategy Officer and Director	2017
Yuguo Zhang	60	Director	2017
Maoquan Wei	64	Director	2008
Hongxiang Yu	37	Director	2016

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

MR. YIMIN JIN. Mr. Jin became our chief strategy officer and a director in November 2017. From 1995 to 2001, Mr. Jin served as the General Manager in Shanghai Pudong Development Bank, and from 2001-2017, Mr. Jin served as the Managing Director of Shanghai Xiefeng Science and Technology Investment Co., Ltd. Mr. Jin received his college diploma from Shanghai Shanda College in 1993 and received his Bachelor of Finance degree from Shanghai Television University in 1998. Mr. Jin obtained his MSBA degree from Madonna University in 2001.

MR. YUGUO ZHANG. Mr. Zhang was appointed as one of our directors of the Board and as a member of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee on November 8, 2017. He has served as the president of Jiangsu Siyuan Port Co, Ltd. from 2014 to 2016. From 2012 to 2014, Mr. Zhang served as the president of Jiangsu Xinmin Port Co., Ltd., and from 2008 to 2012, Mr. Zhang served as the president of Rugao Port Group. Mr. Zhang received his Bachelor of Chinese Language degree from Huadong Normal University in 1991 and obtained his MSBA degree from Madonna University in 1999.

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

Name	Age	Position	Executive Officer Since
Si Chen	48	Chairman, Chief Executive Officer President and Director	2007
Yunqiang Sun	44	Chief Financial Officer	2016
Yimin Jin	46	Chief Strategy Officer and Director	2017

See “Directors” on page 1 above for information on Messrs. Chen.

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

Board of Directors

Our board met on two occasions during fiscal year 2017 and acted by unanimous written consent on two occasions. Each of the members of our board attended more than 75% of the total number of meetings held by our board and the committees on which each director served during fiscal year 2017.

Committees of the Board

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

Yuguo Zhang, Hongxiang Yu, and Maoquan Wei, all of whom are independent directors under SEC rules and the rules of NYSE American, are currently serving as members of the Audit Committee. Mr. Yu is the chairman of the Audit Committee and is our audit committee financial expert.

The Audit Committee has adopted a written charter, a copy of which is available on our website on the Corporate Governance page under the Investor link at http://www.usalr.cn/, and a printed copy of which is available to any shareholder requesting a copy by writing to: American Lorain Corporation, c/o Board of Director Office, Beihuan Zhong Road, Junan County, Shandong, People’s Republic of China, 276600. During the fiscal year 2017, our Audit Committee held two meetings.

Compensation Committee

The functions of the Compensation Committee are as follows:

•      to assist our board in discharging its responsibilities with respect to compensation of our executive officers and directors;

•       to evaluate the performance of our executive officers;

•       to assist our board in developing succession plans for executive officers; and

•       to administer our stock and incentive compensation plans and recommend changes in such plans to our board as needed.

The current members of the Compensation Committee are Messrs. Zhang, Yu and Wei. Mr. Zhang is the chairman of the Compensation Committee. All current members of the Compensation Committee are independent directors, and all past members were independent directors at all times during their service on such Committee. None of the past or present members of our Compensation Committee are present or past employees or officers of the Company or any of our subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or Compensation Committee.

The Compensation Committee may not delegate its responsibilities to another committee, individual director or member of management.

The Compensation Committee meets on an annual basis and holds special meetings as needed. The Compensation Committee meetings may be called by the Committee chairman, the Chairman of the Board of Directors or a majority of Committee members. The Chief Executive Officer and Chief Financial Officer also provide recommendations to the Compensation Committee relating to compensation of other executive officers. The Compensation Committee held two meetings in fiscal year 2017.

Nominating and Corporate Governance

The Nominating and Corporate Governance assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board of Directors and its committees. The Nominating and Corporate Governance is responsible for, among other things:

•       to make recommendations to the Board of Directors with respect to the size and composition of the Board of Directors;

•       to make recommendations to the Board of Directors on the minimum qualifications and standards for director nominees and the selection criteria for the Board members;

•       to review the qualifications of potential candidates for the Board of Directors;

•       to make recommendations to the Board of Directors on nominees to be elected at the Annual Meeting of Stockholders; and

•       to seek and identify a qualified director nominee, in the event that a director vacancy occurs, to be recommended to the Board of Directors for either appointment by the Board of Directors to serve the remainder of the term of a director position that is vacant or election at the Annual Meeting of the Stockholders.

The current members of the Nominating and Corporate Governance are Messrs. Zhang, Yu and Wei. Mr. Wei is the chairman of the Compensation Committee.

During the fiscal year 2017, our Nominating and Corporate Governance Committee held two meetings.

Shareholder Nominations for Director

Shareholders may propose candidates for board membership by writing to American Lorain Corporation, c/o Board of Director Office, Beihuan Zhong Road, Junan County, Shandong, People’s Republic of China, 276600. Any such proposal shall contain the name, holdings of our securities and contact information of the person making the nomination; the candidate’s name, address and other contact information; any direct or indirect holdings of our securities by the nominee; any information required to be disclosed about directors under applicable securities laws and/or stock exchange requirements; information regarding related party transactions with our company and/or the stockholder submitting the nomination; any actual or potential conflicts of interest; the nominee’s biographical data, current public and private company affiliations, employment history and qualifications and status as "independent" under applicable securities laws and stock exchange requirements. Nominees proposed by stockholders will receive the same consideration as other nominees.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, which we also refer to throughout this report as the SEC. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers, directors and such beneficial owners, we believe that all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year ended December 31, 2017.

Code of Ethics

Our Board adopted a Code of Ethics that applies to all of our directors, executive officers, including our principal executive officer, principal financial officer and principal accounting officer, and employees. The Code of Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. The Code of Ethics is available on the Corporate Governance page of our website under the Investor link at http://www.usalr.cn/, and a copy of the Code of Ethics is available to any shareholder requesting a copy by writing to: American Lorain Corporation, c/o Board of Director Office, Beihuan Zhong Road, Junan County, Shandong, China 276600. We intend to disclose on our website, in accordance with all applicable laws and regulations, amendments to, or waivers from, our Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the fiscal years ended December 31, 2016 and 2017 for services provided to us and our subsidiaries. None of our current executive officers earned compensation that exceeded $100,000 during the fiscal years ended December 31, 2016 or 2017.

Name and Principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Si Chen,	2017	$66,000	$-0-	$-0-	$-0-	$-0-	$66,000
Chairman of Board of Directors,	2016	$66,000	$-0-	$-0-	$-0-	$-0-	$66,000
and Chief Executive Officer
Yundong Lu,	2017	$16,154	$-0-	$-0-	$-0-	$-0-	$16,154
Former Chief Operating Officer and Former Director	2016	$0	$-0-	$-0-	$-0-	$-0-	$-0-
Yunqiang Sun,	2017	$27,096	$-0-	$-0-	$-0-	$-0-	$27,096
Chief Financial Officer	2016	$27,096	$-0-	$-0-	$-0-	$-0-	$27,096
Yimin Jin,	2017	$16,154	$-0-	$-0-	$-0-	$-0-	$16,154
Chief Strategic Officer and Director	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Pursuant to Mr. Chen’s employment agreement, we paid Mr. Chen a base salary of $66,000 in cash during fiscal years ended December 31, 2017 and 2016. Mr. Chen’s employment agreement does not provide any change in control or severance benefits and we do not have any separate change-in-control agreements with Mr. Chen or any of our other executive officers.

Pursuant to Mr. Sun’s employment agreement, we are obligated to pay Mr. Sun a base salary of RMB 15,000 per month ($2,258 at then current exchange rate).

On November 8, 2017, the Board appointed Yimin Jin as a member of the Board and the Chief strategic officer. Pursuant to Mr. Jin’s engagement letter, we are obligated to pay Mr. Jin a compensation of $16,154 per year.

On November 8, 2017, the Board of the Company received a resignation letter from Yundong Lu, the Chief Operating Office (the “COO”) and a member of the Board, effective immediately.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of April 6, 2018 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Except as otherwise indicated, the persons listed below have advised us that they have direct sole voting and investment power with respect to the shares listed as owned by them.

Unless otherwise specified, the address of each of the persons set forth below is c/o American Lorain Corporation, Beihuan Zhong Road, Junan County, Shandong, China 276600.

In the table below, percentage ownership is based on 45,759,490 shares of our common stock outstanding as of April 6, 2017.

	Amount and nature	Percent o
	of	class
Name and title of beneficial owner	beneficial ownership

Mr. Si Chen, Chairman, CEO and President (1)	3,978,988	8.69%
DEG-Deutsche Investitions- und Entwicklungsgesellshaft mbH (2)	10,794,066	23.58%
Tongley Investments Ltd. (3)	4,183,234	9.14%
Yi Li (4)	3,750,000	8.19%
Beili Zhu (4)	3,750,000	8.19%
Mr. Yimin Jin, CSO and Director	-
Mr. Yuguo Zhang, Director	-
Mr. Maoquan Wei, Director	174
Mr. Hongxiang Yu, Director(5)	-
Mr. Yunqiang Sun	-
All officers and directors as a group (6 persons)	3,979,162	8.69%

* Less than 1%

(1)

10,794,066 shares of common stock that has been pledged under the Share Pledge Agreement, dated October 19, 2010, for the benefit of DEG-Deutsche Investitions- und Entwicklungsgesellshaft mbH (“DEG”) in order to secure the obligations of the Company and its subsidiary Junan Hongrun Foodstuff Co., Ltd. under a Loan Agreement, dated May 31, 2010, among the Company, DEG and Mr. Si Chen (the “Loan Agreement”) transferred to DEG on September 7, 2016 by DEG notifying the Agent under the Pledge Agreement that the Company was in default under the Loan Agreement.

(2)	On September 7, 2016, DEG acquired beneficial ownership of 10,794,066 shares of Common Stock upon foreclosure of the pledge from Mr. Si Chen.
(3)

Based on information supplied by Tongley Investment Ltd. in a Schedule 13G/A filed with the SEC on February 18, 2014. The address of Tongley Investment Ltd. is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands

(4)

On December 28, 2017, we entered into a securities purchase agreement, pursuant to which Yi Li and Beili Zhu, each an individual residing in the People’s Republic of China, agreed to invest an aggregate of $1.275 million in the Company in exchange for an aggregate of 7,500,000 shares of our common stock, representing a purchase price of $0.17 per Share. The transaction closed on January 23, 2018.

(5)

On August 25, 2016, the Board appointed Hongxiang Yu as a member of the Board, the Chairman of the Corporate Governance and Nominating Committee, a member of the Audit Committee and the Compensation Committee of the Board, to serve until him successor has been duly elected and qualified.

Changes in Control

N/A

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

Director Independence

NYSE American listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Zhei, Wang and Yu are “independent directors” as defined in the NYSE American listing standards and applicable SEC rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

WWC, P.C. is the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2016 and 2017 and the accounting fees in each such period were $170,000. Such fees related to audit services provided by WWC, P.C. No audit-related or tax services were provided by WWC, P.C. during such periods.

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

10.1

Share Purchase Agreement dated February 7, 2014 by and between Junan Hongrun Foodstuff Co., Ltd. and Intiraimi. Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on February 13, 2014.

10.2

Reiterative Share Purchase Agreement dated February 7, 2014 by and between Junan Hongrun Foodstuff Co., Ltd. and Biobranco II. Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on February 13, 2014.

10.3	American Lorain Corporation 2014 Equity Incentive Plan Incorporated by reference from Appendix A to the Company’s Definitive Schedule 14A filed on April 30, 2014. †

10.4

Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and Haitong Securities, Inc. dated August 28, 2013 Incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-K/A filed on February 23, 2015.

10.5

Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and Everbright Securities Assets Management Co., Ltd. dated August 28, 2013 Incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-K/A filed on February 23, 2015.

10.6

Small and Medium Size Enterprise Private Placement Notes Subscription Agreement of 2013 between Beijing Lorain Co., Ltd. and SWS MU Fund Management Co., Ltd. dated August 28, 2013 Incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K/A filed on February 23, 2015.

10.7

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

14.1	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.

21.1	List of subsidiaries of the registrant. Incorporated by reference to Exhibit 21.1 to the registrant’s current report on Form 10-K filed on April 14, 2016.

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

†	Management contract, compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LORAIN
CORPORATION
Date: April 17, 2018	By:/s/ Si Chen
Si Chen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
	President, Director and Chief	April 17, 2018
Executive Officer
/s/ Si Chen	(Principal Executive Officer)
Si Chen
Chief Financial Officer
(Principal Financial Officer and
Principal
/s/ Yunqiang Sun	Accounting Officer)	April 17, 2018
Yunqiang Sun

/s/ Yimin Jin	Chief Strategy Officer and Director	April 17, 2018
Yimin Jin

/s/ Yuguo Zhang	Director	April 17, 2018
Yuguo Zhang

/s/ Maoquan Wei	Director	April 17, 2018
Maoquan Wei

/s/ Hongxiang Yu	Director	April 17, 2018
Hongxiang Yu

American Lorain Corporation
Audited Consolidated Financial Statements
December 31, 2017 and 2016

To:	The Board of Directors and Stockholders of American Lorain Corporation

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Lorain Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity/(deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the years ended December 31, 2017 and 2016, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

WWC, P.C.
Certified Public Accountants

San Mateo, California
April 17, 2018

We have served as the Company’s auditor since 2007

American Lorain Corporation
Consolidated Balance Sheets
As of December 31, 2017 and 2016

	2017	2016
Assets
Current assets
Cash and cash equivalents	$85,493	$426,054
Restricted cash	-	971,471
Trade receivables, net	729,919	3,253,333
Inventories	10,593,403	11,840,748
Advances and prepayments to suppliers	3,129,835	29,873,479
Other receivables and other current assets	1,612,282	708,892
Discontinued operations – assets held for sale	790,550	19,745,847
Total current assets	$16,941,482	$66,819,824

Non-current assets
Investment	-	118,471
Plant and equipment, net	36,663,290	51,897,283
Intangible assets, net	13,167,870	12,586,515
Construction in progress, net	819,301	468,501
Discontinued operations – long term assets held for sale	896,099	16,362,855
Total Assets	$68,488,042	$148,253,449

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$23,773,780	$22,667,482
Long-term debt – current portion	30,511,656	28,948,300
Capital lease – current portion	1,074,829	1,007,185
Accounts payable	4,150,604	5,514,477
Taxes payable	355,142	248,807
Accrued liabilities and other payables	9,317,038	8,611,816
Customers deposits	485,295	1,347,136
Discontinued operations - liabilities	9,610,994	13,811,908
Total current liabilities	$79,279,338	$81,972,526

Total Liabilities	$79,279,338	$82,157,111

Stockholders’ Equity/(Deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2017 and 2016	$-	$-
Common stock, $0.001 par value, 200,000,000 shares authorized; 38,274,490 shares issued and outstanding as of December 31, 2017 and 2016	38,275	38,275
Additional paid-in capital	57,852,249	57,852,249
Statutory reserves	25,103,354	25,103,354
Retained earnings	(99,628,547)	(36,396,455)
Accumulated other comprehensive income	13,588,726	12,171,006
Total stockholders’ equity	(3,045,943)	58,768,429
Non-controlling interests	(7,745,353)	7,327,909
Total Equity/(Deficit)	$(10,791,296)	$66,096,338

Total Liabilities and Equity	$68,488,042	$148,253,449

See Accompanying Notes to the Financial Statements

American Lorain Corporation
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2017 and 2016

	For the years ended
	December 31, 2017	December 31, 2016
Net revenues	$5,109,998	$79,666,740
Cost of revenues	5,464,979	69,164,801
Gross (loss)/profit	(354,981)	10,501,939

Operating expenses:
Selling and marketing expenses	431,921	6,125,771
General and administrative expenses	40,566,439	40,797,058
Total operating expenses	40,998,360	46,922,829

Operating loss	(41,353,341)	(36,420,890)

Other income (expenses):
Government subsidy	-	1,231,521
Interest income	-	47,188
Interest expense	(4,076,495)	(4,569,019)
Other income	739,725	348,138
Other expenses	(2,500,799)	(45,911,455)
Total other income and (expenses)	(5,837,569)	(48,853,627)

Loss before taxes from continuing operations	(47,190,910)	(85,274,517)

Provision for income taxes	161,192	1,898,616

Loss from continuing operations	(47,352,102)	(87,173,133)

Discontinued operations:
Loss from discontinued operations	(30,953,252)	(48,733,531)
Provision for income taxes	-	454,416
Loss from discontinued operations, net of taxes	(30,953,252)	(49,187,947)

Net loss	$(78,305,354)	$(136,361,080)

Net loss attributable to:
- Common shareholders	(63,232,092)	(135,973,101)
- Non-controlling interests	(15,073,262)	(387,979)

Other comprehensive income:
Foreign currency translation income	1,417,720	1,911,097
Comprehensive loss	$(76,887,634)	$(134,449,983)

Loss per share from continuing operations - Basic and diluted	(2.05)	(2.28)

Loss per share from discontinued operations - Basic and diluted	(3.56)	(1.28)

Loss per share - Basic and diluted	(5.61)	(3.55)

Basic and diluted weighted average shares outstanding	38,274,490	38,264,874

See Accompanying Notes to the Financial Statements

American Lorain Corporation
Consolidated Statements of Stockholders’ Equity/(Deficiency)
For the years ended December 31, 2017 and 2016

					Retained	Accumulated
	Number		Additional		Earnings	Other	Non-
	of	Common	Paid-in	Statutory	(Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Deficit)	Income	Interests	Total
Balance, January 1, 2016	38,259,490	38,260	57,842,064	24,660,666	100,019,334	10,259,909	7,715,888	200,536,121
Net loss					(136,361,080)			(136,361,080)
Issuance of share-based compensation	15,000	15	10,185	-	-	-	-	10,200
Appropriations to statutory reserve	-	-	-	442,688	(442,688)	-	-	-
Allocation to non-controlling interests	-	-	-	-	387,979	-	(387,979)	-
Foreign currency translation adjustment	-	-	-	-	-	1,911,097	-	1,911,097
Balance, December 31, 2016	38,274,490	38,275	57,852,249	25,103,354	(36,396,455)	12,171,006	7,327,909	66,096,338

Balance, January 1, 2017	38,274,490	38,275	57,852,249	25,103,354	(36,396,455)	12,171,006	7,327,909	66,096,338
Net loss	-	-	-	-	(78,305,354)	-	-	(78,305,354)
Appropriations to statutory reserve	-	-	-	-	-	-	-	-
Allocation to non-controlling interests	-	-	-	-	15,073,262	-	(15,073,262)	-
Foreign currency translation adjustment	-	-	-	-	-	1,417,720	-	1,417,720
Balance, December 31, 2017	38,274,490	38,275	57,852,249	25,103,354	(99,628,547)	13,588,726	(7,745,353)	(10,791,296)

See Accompanying Notes to the Financial Statements

American Lorain Corporation
Consolidated Statements of Cash Flows
For the years ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities

Net loss	$(47,352,102)	$(87,173,133)
Impairment of construction in progress		13,207,563
Impairment of leased plant and equipment	-	1,184,309
Impairment of inventory – raw materials	-	20,383,366
Write-off of trade receivables, other receivables, advances to suppliers, and other current assets	-	35,590,795
Write-off of fixed assets	16,567,001	-
Foreign exchange loss from disposal of assets	-	1,453,553
Stock compensation expense	-	10,200
Depreciation of fixed assets	1,850,685	1,934,411
Amortization of intangible assets	259,718	299,177
Decrease/(increase) in accounts and other receivables	421,806	(12,996,841)
Decrease/(increase) in inventories	2,009,657	(5,156,603)
Decrease/(increase) in advance to suppliers	28,986,637	(5,848,784)
Increase in prepayment	(699,779)	-
Decrease in deferred tax asset	-	132,058
(Decrease)/increase in accounts and other payables	(1,554,979)	9,681,273
Increase/(decrease) in taxes payable	88,179	(2,209,871)
(Decrease)/increase in customer deposits	(936,964)	1,176,244
Net cash used in by operating activities	(360,141)	(29,785,836)

Cash flows from investing activities
Decrease in restricted cash	1,020,002	7,103,997
Purchase of plant and equipment	(314,187)	-
Payment of construction in progress	-	(142,126)
Disposal of investments	-	1,944,420
Increase in deposits	4,957	-
Net cash provided by investing activities	750,772	8,906,291

Cash flows from financing activities
Repayment of bank borrowings	(784,093)	-
Proceeds from bank borrowings and debentures	30,242	3,122,729
Repayment of capital lease	-	(79,729)
Net cash (used in)/provided by financing activities	$(753,851)	$3,043,000

Net Increase/(decrease) of Cash and Cash Equivalents	(363,220)	(17,836,545)

Effect of foreign currency translation on cash and cash equivalents	22,659	(1,120,365)

Cash and cash equivalents–beginning of year	426,054	17,142,234

Cash and cash equivalents–end of year	$85,493	$426,054

Supplementary cash flow information:
Interest received	$-	$47,188
Interest paid	$1,160,864	$1,137,063
Income taxes paid	$563,453	$3,408,119

See Accompanying Notes to the Financial Statements

American Lorain Corporation
Notes to Financial Statements

1.	Organization and Principal Activities

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

The Company incorporated Lorain Foodstuff (Shenzhen) Co., Ltd. (“Shenzhen Lorain”), a limited company formed under the laws of the People’s Republic of China, on December 11, 2017. Shenzhen Lorain is a variable interest entity (the “VIE entity”), which entered in to a series of agreements with Shandong Greenpia in December 2017.

Subsequent to December 31, 2017, the Company entered into a private placement where it issued 7,500,000 new shares of its common stock for $1.275 million as consideration. Management has designated the funds for use in general corporate purposes.

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

Principles of consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Company, and its subsidiaries, which are listed below:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
International Lorain Holding Inc.	Cayman Islands	100.0	$ 46,659,135
Junan Hongrun Foodstuff Co., Ltd.	PRC	100.0	44,861,741
Shandong Lorain Co., Ltd.	PRC	80.2	12,123,985
Beijing Lorain Co., Ltd.	PRC	100.0	1,540,666
Luotian Lorain Co., Ltd.	PRC	100.0	3,797,774
Shandong Greenpia Foodstuff Co., Ltd.	PRC	100.0	2,303,063
Dongguan Lorain Co., Ltd.	PRC	100.0	149,939
Lorain Foodstuff (Shenzhen) Co., Ltd.	PRC	VIE	500,000

In 2014, the Company invested $2,100,000 in Athena/Minerve Group whereby the Company controlling shareholder of Minerve. Minerve conducted operations in manufacturing, packaging and sales activities in France and import and storage operations in Portugal. During the years ended December 31, 2015, the financial position and results of operations of Minerve were accounted for as subsidiaries in the Company’s financial statements; however, during the year ended December 31, 2016, Minerve became insolvent and was compelled by its creditors into bankruptcy, and, ultimately, liquidation. Accordingly, the Company lost control of Minerve and recognized a complete write off its investment in Minerve. Balances owed by Minerve to other subsidiaries of the Company have been written off.

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

Consolidation of Variable Interest Entity

VIEs are entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. Any VIE with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. Management makes ongoing reassessments of whether the Company is the primary beneficiary of Shenzhen Lorain.

On December 14, 2017, the Company formed Shenzhen Lorain as a limited company under the laws of the PRC. Through Shandong Greenpia, the Company entered into exclusive arrangements with Shenzhen Lorain and its shareholders that give the Company the ability to substantially influence Shenzhen Lorain’s daily operations and financial affairs and appoint its senior executives. The Company is considered the primary beneficiary of Shenzhen Lorain and it consolidates its accounts as a VIE. The Company’s arrangements with Shenzhen Lorain consist of the following agreements:

1.	Consultation and Service Agreement, dated December 14, 2017. Under this agreement entered into between Shandong Greenpia Foodstuff Co., Ltd. and Lorain Foodstuff (Shenzhen) Co., Ltd.

2.	Business Cooperation Agreement, dated December 14, 2017. Under this agreement entered into between Shandong Greenpia Foodstuff Co., Ltd. and Lorain Foodstuff (Shenzhen) Co., Ltd.

3.	Equity Pledge Agreement, dated December 14, 2017. Under this agreement entered into between Mingyue Cai, Shandong Greenpia Foodstuff Co., Ltd., and Lorain Foodstuff (Shenzhen) Co., Ltd.

4.	Equity Option Agreement, dated December 14, 2017. Under this agreement entered into between Mingyue Cai, Shandong Greenpia Foodstuff Co., Ltd., and Lorain Foodstuff (Shenzhen) Co., Ltd.

5.	Voting Rights Proxy and Financial Supporting Agreement dated December 14, 2017. Under this agreement entered into between Mingyue Cai, Shandong Greenpia Foodstuff Co., Ltd., and Lorain Foodstuff (Shenzhen) Co., Ltd.

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

American Lorain Corporation
Notes to Financial Statements

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less, and unencumbered bank deposits to be cash equivalents.

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

Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off against allowances.

Inventories

Inventories consist of raw materials and finished goods are stated at the lower of cost or market value. Finished goods costs include: materials, direct labor, inbound shipping costs, and allocated overhead. The Company applies the weighted average cost method to its inventory.

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

American Lorain Corporation
Notes to Financial Statements

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

	12/31/2017	12/31/2016
Year end RMB: US$ exchange rate	6.5067	6.9437
Annual average RMB: US$ exchange rate	6.6133	6.6430
Year end EUR: US$ exchange rate	0.8347	0.8919
Annual average EUR: US$ exchange rate	0.8867	0.8960

American Lorain Corporation
Notes to Financial Statements

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions must be conducted through authorized financial institutions.

Revenue recognition

The Company recognizes revenue when all the following criteria have been met: it has negotiated the terms of the transaction with the customer which includes setting a fixed sales price, it has transferred of possession of the product to the customer, the customer does not have the right to return the product, the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company, and the Company is reasonably assured that funds have been or will be collected from the customer. The Company’s the amount of revenue recognized to the books reflects the value of goods invoiced, net of any value-added tax (VAT) or excise tax.

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

American Lorain Corporation
Notes to Financial Statements

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

The accompanying financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized, and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. The Company’s ability to continue as a going concern is greatly dependent on the Company’s ability to realize its non-cash current assets such as receivables and inventory into cash in order to settle its current obligations. For the years ended December 31, 2017 and 2016, the Company incurred substantial losses of $78,305,354 and $136,361,080. As of December 31, 2017 and 2016, the Company had working capital deficits of $62,996,661 and $15,152,702. These conditions raise substantial doubt as to whether the Company may continue as a going concern. There was substantial doubt regarding the Company’s ability to continue as going concern at December 31, 2016, during the years its results of operations did not improve, and the Company did not raise additional capital; however, subsequent to December 31, 2017, the Company entered into a private placement where it issued 7,500,000 new shares of its common stock for $1.275 million as consideration. Management has designated the funds for use in general corporate purposes.

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

	2017	2016
Trade receivables	$1,534,856	$3,948,880
Less: Allowance for doubtful accounts	(804,937)	(695,547)
	$729,919	$3,253,333

Allowance for bad debt:
Beginning balance	$(695,547)	$(5,901,811)
Additions to allowance	109,390	-
Bad debt written-off	-	5,206,263
Ending balance	$(804,937)	$(695,547)

American Lorain Corporation
Notes to Financial Statements

6.	Inventories

	2017	2016
Raw materials	$2,846,507	$-
Finished goods	7,746,896	11,840,748
	$10,593,403	$11,840,748

7.	Plant and Equipment

	2017	2016
At Cost:
Buildings	$47,004,352	$58,866,129
Machinery and equipment	6,096,099	6,917,774
Office equipment	433,451	418,048
Motor vehicles	162,426	154,687
	$53,696,232	$66,356,368

Less: Accumulated depreciation	(17,032,942)	(14,459,355)

	$36,663,290	$51,897,283

Depreciation expense for the years ended December 31, 2017 and 2016 was $1,850,685 and $1,934,411, respectively.

8.	Intangible Assets

	2017	2016
At Cost:
Land use rights	$15,366,444	$14,208,013
Utilities rights	-	4,800
	15,366,444	14,252,813

Less: Accumulated amortization	(2,198,574)	(1,666,298)
	$13,167,870	$12,586,515

All land is owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. Amortization expense for the years ended December 31, 2017 and 2016 were $259,718 and $299,177, respectively.

9.	Goodwill

On August 8, 2015, the Company re-organized its French operations by merging the operations of Conserverie Minerve into its immediate parent Athena, and concurrently, Athena wound up and dissolved Conserverie Minerve. Athena subsequently changed its own legal name to Conserverie Minerve and to continue its business. At the date of acquisition, the net liability of Conserverie Minerve was $3,255,911(EUR 2,968,089); the purchase consideration paid for the Athena (aka Conserverie Minerve) was $2,100,000. The acquisition of Athena and its then subsidiaries gave rise to goodwill in the amount of $6,786,928. As of December 31, 2015, the surviving business entity, Conserverie Minerve, on a post merged basis, recognized net operating losses during the year ended December 31, 2015. As of December 31, 2015, the Company was unable to determine if the Conserverie Minerve would be able to generate future profit and positive operating cash flows to justify the carrying value of goodwill in the amount of $6,786,928; accordingly, the Company elected to write-off the goodwill that it had recognized during its acquisition of Conserverie Minerve. Conserverie Minerve had a goodwill of its own that had accumulated over the years as result of its acquisition of subsidiaries; at December 31, 2015, the outstanding balance was $3,219,172. As mentioned in “Note 2 - Summary of Significant Accounting Policies-Principles of Consolidation”, Conserverie Minerve has been liquidated and the Company no longer has any interest in Conserverie Minerve; accordingly, all remaining goodwill wriiten off during the year ended December 31, 2016.

American Lorain Corporation
Notes to Financial Statements

10.	Bank Loans

Bank loans include bank overdrafts and short-term bank loans for continuing operations consisted of the following:

Short-term Bank Loans	2017	2016

Loan from Industrial and Commercial Bank of China,
• Interest rate at 6.955% per annum; due 4/20/2016	3,868,005	3,596,461
• Interest rate at 4.30% per annum; due 4/30/2017	1,152,658	1,080,116
• Interest rate at 4.30% per annum; due 5/30//2017	1,211,059	1,134,842
• Interest rate at 4.30% per annum; due 6/29/2017	1,152,658	1,080,116
• Interest rate at 4.30% per annum; due 8/2/2017	1,014,339	950,502

Loan from China Minsheng Bank Corporation, Linyi Branch
•Interest rate at 5.98% per annum due 9/22/2016	1,535,340	1,440,154

Loan from Agricultural Bank of China, Luotian Branch
• Interest rate at 5.65% per annum due 4/22/2017	1,536,877	1,440,154

• Interest rate at 9.72% per annum due 1/14/2017	1,536,877	1,440,154
• Interest rate at 9.72% per annum due 2/4/2017	461,063	432,046
• Interest rate at 9.72% per annum due 9/7/2017	92,213	432,046

Bank of Ningbo,
• Interest rate at 7.80% per annum due 10/27/2016	1,229,502	1,152,124

Hankou Bank, Guanggu Branch,
• Interest rate at 6.85% per annum due 10/24/2016	1,391,820	1,347,047

Postal Savings Bank of China,
• Interest rate at 9.72% per annum due 7/27/2016	399,588	374,440

China Construction Bank,
• Interest rate at 6.18% per annum due 11/29/2016	768,439	720,077

Huaxia Bank,
• Interest rate at 5.66% per annum due 5/19/2017	1,536,877	1,440,154

City of Linyi Commercial Bank, Junan Branch,
• Interest rate at 8.4% per annum due 2/16/2016	1,535,333	1,438,707
• Interest rate at 8.4% per annum due 11/24/2016	3,073,755	2,880,310

Hubei Jincai Credit and Financial Services Co. Ltd.
• Interest rate at 9.00% per annum due 1/12/2017	307,375	288,032
	$23,773,780	$22,667,482

American Lorain Corporation
Notes to Financial Statements

The short-term loans, which are denominated in Renminbi and Euros, were primarily obtained for general working capital. If not otherwise specifically indicated above, short-term bank loans are guaranteed either by other companies within the group, or by personnel in senior management positions within the group.

As of December 31, 2017, all short-term loans have been in default and have not been repaid. The Company is in negotiations to renew these loans or modify the repayment terms and principal amount due.

11.	Current Portion – Long Term Debt

Current portions of notes payable, debentures, and long-term debt for continuing operations consisted of the following:

	2017	2016
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	$9,517,882	$8,921,756

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	15,368,774	14,401,544

Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 9/15/2015	1,875,000	1,875,000
• Interest rate at 5.510% per annum due 3/15/2016	1,875,000	1,875,000

	$30,511,656	$$28,948,300

The Company began repaying its loan with DEG in semi-annual installments on December 15, 2012. As of December 31, 2017 and 2016, the Company had not repaid any principal. The loan was collateralized with the following terms:

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

12.	Equity

For the year ended December 31, 2016, the Company issued 15,000 shares as stock compensation to employees.

American Lorain Corporation
Notes to Financial Statements

13.	Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the years ended December 31, 2017 and 2016:

	2017	2016
Loss attributed to PRC continuing operations	$(46,791,320)	$(84,936,317)
Loss attributed to U.S. operations	(399,590)	(338,200)
Income before tax	(47,190,910)	(85,274,517)

PRC Statutory Tax at 25% Rate	-	-
Non-deductible GAAP expenses in the PRC	161,192	1,898,616
Effect of tax exemption granted	-	-

Income tax	$161,192	$1,898,616

Per Share Effect of Tax Exemption
	2017	2016
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	38,274,490	38,264,874
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the years ended December 31, 2017 and 2016:

	2017	2016
U.S. federal statutory income tax rate	35%	35%
Lower rates in PRC, net	-10%	-10%
Non-deductible GAAP expenses in the PRC	-25.21%	-27.22%
The Company’s effective tax rate	-0.21%	-2.22%

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended December 31, 2017 including a reduction in the corporate tax rate from 34% to 21% among other changes.

14.	Loss Per Share

Components of basic and diluted loss per share were as follows:

	2017	2016
Basic Loss Per Share Numerator
Net loss	$(63,232,092)	$(135,973,101)

Loss attributable to common stockholders	$(63,232,092)	$(135,973,101)

Diluted Loss Per Share Numerator
Loss attributable to Common Stockholders	$(63,232,092)	$(135,973,101)
Loss attributable to Common Stockholders on Converted Basis	$(63,232,092)	$(135,973,101)

Original Shares:	38,274,490	38,259,490
Additions from Actual Events -Issuance of Common Stock	-	15,000
Basic Weighted Average Shares Outstanding	38,274,490	38,264,874

Dilutive Shares:
Additions from Potential Events
-Exercise of Investor Warrants & Placement
Agent Warrants	-	-
- Exercise of Employee & Director Stock Options	-	-
Diluted Weighted Average Shares Outstanding:	38,274,490	38,264,874

Loss per share from continuing operations - Basic and diluted	(2.05)	(2.27)

Loss per share from discontinued operations - Basic and diluted	(3.56)	(0.99)

Loss per share - Basic and diluted	(5.61)	(3.56)

Weighted Average Shares Outstanding - Basic and diluted	38,274,490	38,264,874

American Lorain Corporation
Notes to Financial Statements

15.	Lease Commitments

During the year ended December 31, 2013, the Company entered into three operating lease agreements leasing three plots of land where greenhouses are maintained to grow seasonal crops. The leases were signed by Junan Hongrun Foodstuff Co., Ltd. and they expire on April 25, 2033, May 19, 2033, and June 19, 2033.

The minimum future lease payments for these properties at December 31, 2017 are as follows:

Period	Greenhouse 1	Greenhouse 2	Greenhouse 3
Year 1	$74,420	$89,258	$10,711
Year 2	74,420	89,258	10,711
Year 3	74,420	89,258	10,711
Year 4	74,420	89,258	10,711
Year 5	74,420	89,258	10,711
Year 5 and thereafter	769,007	929,771	112,466
	$1,141,107	$1,376,061	$166,021

The outstanding lease commitments for the three greenhouses as of December 31, 2017 was $2,683,188.

The minimum future lease payments for these properties at December 31, 2016 are as follows:

Period	Greenhouse 1	Greenhouse 2	Greenhouse 3
Year 1	$74,420	$89,258	$10,711
Year 2	74,420	89,258	10,711
Year 3	74,420	89,258	10,711
Year 4	74,420	89,258	10,711
Year 5	74,420	89,258	10,711
Year 5 and thereafter	843,427	1,019,029	123,177
	$1,215,527	$1,465,319	$176,732

The outstanding lease commitments for the three greenhouses as of December 31, 2016 was $2,857,577.

American Lorain Corporation
Notes to Financial Statements

16.	Capital Lease Obligations

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

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2017:

Year 1	$1,074,829
Year 2	-
Year 3	-
Total minimum lease payments	1,074,829
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	-
Net minimum lease payments	1,074,829
Less: Amount representing interest Present value of net minimum lease payments	$1,074,829

Reflected in the balance sheet as current and noncurrent obligations under capital leases of $1,074,829 and $0, respectively.

As of December 31, 2017, the present value of minimum lease payments due within one year is $1,074,829.

American Lorain Corporation
Notes to Financial Statements

17.	Contingencies and Litigation

There is a lawsuit currently pending in the Linyi City Intermediate People’s Court of Shandong Province, which was initially filed by Shandong Lorain, a subsidiary of the Company, against Junan Hengji Real Estate Development Co., Ltd. ("Junan Hengji") in November 2013 at Linyi City Intermediate People’s Court of Shandong Province (the "Linyi Court"). Shandong Lorain added Jiangsu Hengan Industrial Investment Group Co., Ltd. ("Heng An Investment") as a co-defendant after the case was first filed at the Linyi Court.

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

In January 2014, the Linyi Court held its first trial session. During the trial, Heng An Investment filed a counterclaim against Shandong Lorain for repayment of out-of-pocket expenses which would offset the entire fixed return plus additional unpaid expenses of RMB 4,746,927 (approximately $765,633). Shandong Lorain responded that Heng An Investment does not have standing to file the counter-claim because the out-of-pocket payments were made by Junan Hengji. In November 2014, the court held a second trial session and completed its discovery process. On March 21, 2015, Shandong Lorain received the Linyi Court’s decision that rejected Shandong Lorain’s claim for RMB 10,000,000 against Junan Hengji and Heng An Investment. On April 3, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province.

In November 2015, the Supreme Court of Shandong Province vacated the decision of the Linyi Court and remanded the case back to the Linyi Court for a retrial. The retrial took place on April 25, 2016, at the Linyi City Intermediate People’s Court, and the decision thereon is currently pending. The Company is confident that Shandong Lorain will prevail on retrial.

18.	Other Expenses

Other expense consisted of the following:

	2017	2016
Impairment of investment	$-	$8,833,130
Impairment of inventory	-	20,838,366
Impairment of property and equipment	2,229,451	1,184,309
Impairment of construction in progress	-	13,207,563
Other	271,348	1,848,087
	$2,500,799	$45,911,455

19.	Discontinued Operations

The Company has reclassified the results of operations and the financial position of Shandong Lorain, Dongguan Lorain, the Minerve Group as discontinued operations. Selected details regarding those discontinued operations are provided below.

American Lorain Corporation
Notes to Financial Statements

Results of Operations For the years ended December 31,	2017	2016
Sales	$331,050	$35,178,846
Cost of Sales	382,788	29,629,863
Gross Profit	(51,738)	5,548,982

Operating Expenses	28,829,757	24,576,521

Other Income (Expenses)	(2,071,757)	(29,705,992)

Earnings before Taxes	(30,953,252)	(48,733,531)

Taxes	-	454,416

Net Income	$(30,953,252)	$(49,187,947)

Other Income (Expenses)	2017	2016
Other income	$608,198	$245,778
Impairment of investment	-	(1,505,342)
Impairment of inventory	-	(8,578,662)
Impairment of property and equipment	(2,127,694)	(19,284,481)
Impairment of goodwill	-	-
Other	(552,261)	(583,285)
	$(2,071,757)	$(29,705,992)

Financial Position At December 31,	2017	2016
Current Assets	$790,550	$19,745,847
Non-Current Assets	896,099	16,362,855
Total Assets	$1,686,649	$36,108,702

Current Liabilities	$9,610,994	$13,811,908
Total Long-Term Liabilities	-	-
Total Liabilities	$9,610,994	$13,811,908

Net Assets	$(7,924,345)	$22,296,795

Total Liabilities & Net Assets	$1,686,649	$36,108,702

	2017	2016
Trade receivables	$-	$1,966,135
Less: Allowance for doubtful accounts	-	-
	$-	$1,966,135

Inventories	2017	2016
Raw materials	-	4,503,460
Finished goods	-	-
	$-	$4,503,460

Plant and equipment	2017	2016
At Cost:
Buildings	$2,537,134	$12,603,279
Machinery and equipment	4,721,021	6,201,595
Office equipment	-	2,170
Motor vehicles	300,916	377,456
	$7,559,071	$19,184,500

Less: Accumulated depreciation	(7,559,071)	(6,566,417)

	$-	$12,618,083

American Lorain Corporation
Notes to Financial Statements

Intangible assets	2017	2016
At Cost:
Land use rights	1,210,297	1,134,128
Software	109,664	102,761
Patent	1,449	1,358
	$1,321,410	$1,238,247

Less: Accumulated amortization	(425,311)	(373,784)
	$896,099	$864,463

20.	Risks

A.	Credit risk

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

21.	Subsequent Events

On December 28, 2017, the Company entered into a securities purchase agreement, pursuant to which Yi Li and Beili Zhu, each an individual residing in the People’s Republic of China, agreed to invest an aggregate of $1.275 million in the Company in exchange for an aggregate of 7,500,000 shares of the Company’s common stock, representing a purchase price of $0.17 per share. The transaction closed on January 23, 2018.