Form 10-Q
period 2018-03-31
American Lorain CORP
filed 2018-05-21
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes [   ]     No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of May 19, 2018 was 64,824,490.

FORM 10-Q
For the Quarterly Period Ended March 31, 2018

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission.

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

4.     “ILH” refers to International Lorain Holding, Inc., a Cayman Islands company that is wholly - owned by ALN.

5.     “Junan Hongrun” refers to Junan Hongrun Foodstuff Co., Ltd.

6.     “Luotian Lorain” refers to Luotian Lorain Co., Ltd.

7.     “Beijing Lorain” refers to Beijing Lorain Co., Ltd.

8.     “Shandong Lorain” refers to Shandong Lorain Co., Ltd.

9.     “Dongguan Lorain” refers to Dongguan Lorain Co., Ltd.

10.     “Shandong Greenpia” refers to Shandong Greenpia Foodstuff Co., Ltd.

11.    “Shenzhen Lorain**” refers to Lorain Foodstuff (Shenzhen) Co., Ltd.

12.    “RMB” refers to Renminbi, the legal currency of China.

13.     “U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

14.     “China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong and Macau).

*On August 8, 2015, the Company re-organized its French operations by merging the operations of Conserverie Minerve into its immediate parent and 100% shareholder Athena, and concurrently, Athena wound up and dissolved Conserverie Minerve. Athena subsequently changed its own legal name to Conservie Minerve to continue its business.

**On December 14, 2017, the Company formed Shenzhen Lorain as a limited company under the laws of the PRC. Through Shandong Greenpia, the Company entered into exclusive arrangements with Shenzhen Lorain and its shareholders that give the Company the ability to substantially influence Shenzhen Lorain’s daily operations and financial affairs and appoint its senior executives. The Company is considered the primary beneficiary of Shenzhen Lorain and it consolidates its accounts as a VIE.

ITEM 1. Financial Statements

AMERICAN LORAIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND DECEMBER 31, 2017

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2018 AND DECEMBER 31, 2017
(Stated in US Dollars)

	2018	2017
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$299,877	$85,493
Trade receivables, net	1,214,161	729,919
Inventories	10,461,017	10,593,403
Advances and prepayments to suppliers	1,429,320	3,129,435
Other receivables and other current assets	1,369,662	1,612,682
Prepaid taxes	70,263	-
Discontinued operations – current assets held for sale	4,052,878	790,550
Total current assets	$18,897,178	$16,941,482

Non-current assets
Plant and equipment, net	17,678,999	36,663,290
Intangible assets, net	11,997,829	13,167,870
Construction in progress, net	847,783	819,301
Discontinued operations – long term assets held for sale	23,346,047	896,099
Total Assets	$72,767,836	$68,488,042

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$12,757,256	$23,773,780
Long-term debt – current portion	9,848,762	30,511,656
Capital lease – current portion	1,112,195	1,074,829
Accounts payable	1,037,302	4,150,604
Taxes payable	-	355,142
Accrued liabilities and other payables	5,318,616	9,317,038
Customers deposits	502,961	485,295
Discontinued operations - liabilities	52,210,609	9,610,994
Total current liabilities	$82,787,701	$79,279,338

Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 45,774,490 and 38,274,490 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	45,775	38,275
Additional paid-in capital	59,119,749	57,852,249
Statutory reserves	25,103,354	25,103,354
Retained earnings	(99,688,647)	(99,628,547)
Accumulated other comprehensive income	13,142,674	13,588,726
Non-controlling interests	(7,742,770)	(7,745,353)
Total Stockholders’ Equity	$(10,019,865)	$(10,791,296)
Total Liabilities and Stockholders’ Equity	$72,767,836	$68,488,042

See Accompanying Notes to the Financial Statements

AMERICAN LORAIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Stated in US Dollars)

	2018	2017
Net revenues	$1,017,528	$1,780,263
Cost of revenues	901,491	1,504,665
Gross profit	116,037	275,598

Operating expenses:
Selling and marketing expenses	21,947	2,714,705
General and administrative expenses	162,387	5,823,499
Total operating expenses	184,334	8,538,204

Operating (loss) income	(68,297)	(8,262,606)

Other income (expenses):
Government subsidy	-	580,705
Interest income	486	1
Interest expense	-	(423,263)
Other income	730	160,577
Other expenses	(3,482)	(1,869,078)
Loss from investments	-	-
	(2,266)	(1,551,058)

Loss before taxes from continuing operations	(70,563)	(9,813,664)

Provision for income taxes	-	-

Loss from continuing operations	(70,563)	(9,813,664)

Discontinued operations:
Income (loss) from discontinued operations	13,046	(5,955,554)
Provision for income taxes	-	-
Income (loss) from discontinued operations, net of taxes	13,046	(5,955,554)

Net loss	$(57,517)	$(15,769,218)

Net (loss) income attributable to:
- Common shareholders	(60,100)	(14,595,547)
- Non-controlling interests	2,583	(1,173,671)

Other comprehensive income:
Foreign currency translation gain (loss)	(446,052)	3,503,780
Comprehensive (loss) income	$(503,569)	$(12,265,438)

Loss per share from continuing operations
- Basic and diluted	(0.00)	(0.26)
Income (loss) per share from discontinued operations
- Basic and diluted	0.00	(0.15)

Loss per share
- Basic and diluted	(0.00)	(0.41)

Basic and diluted weighted average shares outstanding	43,857,823	38,274,490

See Accompanying Notes to the Financial Statements

AMERICAN LORAIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(STATED IN US DOLLARS)

	For the three months ended
	March 31,
	2018	2017
Cash flows from operating activities
Loss from continuing operations	$(70,563)	$(9,813,664)
Depreciation of fixed assets	152,379	369,895
Amortization of intangible assets	88,204	640,242
Decrease in accounts and other receivables	1,485,391	(1,407,184)
Decrease /(increase) in inventories	517,677	(3,858,498)
Decrease/(increase) in advance to suppliers	(40,950)	17,451,641
Decrease/(increase) in prepayment	308,598	(892,058)
Increase/(decrease) in accounts and other payables	(3,739,511)	3,884,058
Increase/(decrease) in taxes payable	(193,615)	334,704
Increase in customer deposits	17,666	322,714
Net cash provided by (used in) operating activities	(1,474,724)	7,031,851

Cash flows from investing activities
Purchase of plant and equipment	$(2,799)	$-
Payment of construction in progress	-	(7,614,969)
Net cash (used in) provided by investing activities	(2,799)	(7,614,969)

Cash flows from financing activities
Proceeds from issuance of common stock	1,275,000	-
Net cash provided by financing activities	$1,275,000	$-

Net decrease in cash and cash equivalents	(202,523)	(583,118)

Effect of foreign currency translation on cash and cash equivalents	416,907	575,477

Cash and cash equivalents–beginning of year	85,493	407,062

Cash and cash equivalents–end of year	$299,877	$399,421

Supplementary cash flow information:
Interest received	$486	$39
Interest paid	$-	$224,370
Income taxes paid	$-	$305,690

See Accompanying Notes to the Financial Statements

AMERICAN LORAIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND DECEMBER 31, 2017
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

In 2014, the Company invested $2,100,000 in Athena/Minerve Group whereby the Company controlling shareholder of Minerve. Minerve conducted operations in manufacturing, packaging and sales activities in France and import and storage operations in Portugal. During the years ended December 31, 2015, the financial position and results of operations of Minerve were accounted for as subsidiaries in the Company’s financial statements; however, during the year ended December 31, 2016, Minerve became insolvent and compelled into bankruptcy by creditors, and, ultimately liquidation. Accordingly, the Company lost control of Minerve and wrote off the value of its investment in Minerve. All receivables due by Minerve to subsidiaries still controlled by the Company have been written-off.

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

Discontinued operations

In 2017, the Company discontinued the operations in Shandong Lorain Co. Ltd. and Dongguan Lorain Co., Ltd. As a result, the financial results of these two subsidiaries are presented as discontinued operations.

In the first quarter of 2018, the Company’s board of directors resolved to discontinue the operations of Junan Hongrun Foodstuff Co. Ltd.

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

	3/31/2018	12/31/2017	3/31/2017
Period/year end RMB: US$ exchange rate	6.2881	6.5067	6.8905
Period/annual average RMB: US$ exchange rate	6.3171	6.6133	6.8882

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions must be conducted through authorized financial institutions.

Revenue recognition

The Company recognizes revenue when persuasive evidence of arrangement exists, the price has been fixed or is determinable, the delivery has been completed and no other significant obligations of the Company exists, and collectability of payment is reasonably assured. Payments received prior to all of the foregoing criteria are recorded as customer deposits. Recorded revenue is derived from the value of goods invoiced less value-added tax (VAT).

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

Unaudited interim financial information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

The consolidated balance sheets and certain comparative information as of December 31, 2017 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2017 (“2017 Annual Financial Statements”), included in the Company’s 2017 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2017 Annual Financial Statements.

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

In October 2016, the FASB issued guidance, which amends the existing accounting for Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs.

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

The Company is evaluated the timing and the impact of the aforesaid guidance on the financial statements.

3.	Going Concern

The accompanying financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. The Company’s ability to continue as a going concern is greatly dependent on the Company’s ability to realize its non-cash current assets such as receivables and inventory into cash in order to settle its current obligations. For the three months ended March 31, 2018, the Company incurred a loss of $57,517. As of March 31, 2018, the Company had a working capital deficit of approximately $63,890,523. These conditions raised substantial doubt as to whether the Company may continue as a going concern.  Management believes the actions taken below provide resources to the Company to continue as going concern and remedy the above substantial doubt.

To improve its solvency, the Company has obtained new working capital through private placements of its common stock to qualified investors. During the three months ended March 31, 2018, the Company entered into a private placement with certain investors where it issued 7,500,000 new shares of its common stock for $1.275 million of proceeds. Management has designated the funds for use in general corporate purposes.

During the quarter ended March 31, 2018, the Company’s board resolved to discontinue the operations of Junan Hongrun Foodstuff Co., Ltd in order to minimize losses and focus the Company’s resources on certain operations that will generate profits and positive cash flows to the Company.

On April 14, 2018, the Company entered into a securities purchase agreement with certain investors who agreed to invest an aggregate of $1.6 million in the Company in exchange for an aggregate of 9,050,000 shares of the Company’s common stock, representing a purchase price of $0.18 per share.

On April 24, 2018, the company entered into a securities purchase agreement with Xiuping Cai, who agreed to invest an aggregate of $1.8 million in the Company in exchange for an aggregate of 10,000,000 shares of the Company’s common stock, representing a purchase price of $0.18 per share.

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

	3/31/2018	12/31/2017
Trade accounts receivable	$1,816,557	$1,534,856
Less: Allowance for doubtful accounts	(602,396)	(804,937)
	$1,214,161	$729,919

Allowance for doubtful accounts:
Beginning balance	$(804,937)	$(695,547)
Additions to allowance	-	109,390
Bad debt written-off	202,541	-
Ending balance	$(602,396)	$(804,937)

6.	Inventories

Inventories consisted of the following as of March 31, 2018 and December 31, 2017

	3/31/2018	12/31/2017
Raw materials	$3,045,097	$2,846,507
Finished goods	7,415,920	7,746,896
	$10,461,017	$10,593,403

7.	Plant and Equipment

Property, plant, and equipment consisted of the following as of March 31, 2018 and December 31, 2017:

	3/31/2018	12/31/2017
At Cost:
Buildings	$21,934,897	$47,004,352
Machinery and equipment	3,542,620	6,096,099
Office equipment	271,338	433,451
Motor vehicles	74,951	162,330
	$25,823,806	$53,696,232

Less: Accumulated depreciation	(8,144,807)	(17,032,942)

	$17,678,999	$36,663,290

Depreciation expense for the three months ended March 31, 2018 and 2017 was $152,379 and $682,580, respectively.

American Lorain Corporation
Notes to Financial Statements

8.	Intangible Assets

	3/31/2018	12/31/2017
At Cost:
Land use rights	14,112,640	15,366,444
Utilities rights	-	-
	$14,112,640	$15,366,444

Less: Accumulated amortization	(2,114,811)	(2,198,574)
	$11,997,829	$13,167,870

All land is owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. Amortization expense for the three months ended March 31, 2018 and 2017 was $ 88,204 and $647,110, respectively.

9.	Goodwill

On August 8, 2015, the Company re-organized its French operations by merging the operations of Conserverie Minerve into its immediate parent Athena, and concurrently, Athena wound up and dissolved Conserverie Minerve. Athena subsequently changed its own legal name to Conserverie Minerve and to continue its business. At the date of acquisition, the net liability of Conserverie Minerve was $3,255,911(EUR 2,968,089); the purchase consideration paid for the Athena (aka Conserverie Minerve) was $2,100,000. The acquisition of Athena and its then subsidiaries gave rise to goodwill in the amount of $6,786,928. As of December 31, 2015, the surviving business entity, Conserverie Minerve, on a post merged basis, recognized net operating losses during the year ended December 31, 2015. As of December 31, 2015, the Company was unable to determine if the Conserverie Minerve would be able to generate future profit and positive operating cash flows to justify the carrying value of goodwill in the amount of $6,786,928; accordingly, the Company elected to write-off the goodwill that it had recognized during its acquisition of Conserverie Minerve. Conserverie Minerve had a goodwill of its own that had accumulated over the years as result of its acquisition of subsidiaries; at December 31, 2015, the outstanding balance was $3,219,172. As mentioned in “Note 2 - Summary of Significant Accounting Policies-Principles of Consolidation”, Conserverie Minerve has been liquidated and the Company no longer has any interest in Conserverie Minerve; accordingly, all remaining goodwill was written off during the year ended December 31, 2017.

10.	Bank Loans

Bank loans include bank overdrafts, short-term bank loans, and current portion of long-term loan, which consisted of the following as of March 31, 2018 and December 31, 2017:

Short-term Bank Loans	3/31/2018	12/31/2017

Loan from Industrial and Commercial Bank of China,
• Interest rate at 6.955% per annum; due 4/20/2016	4,002,473	3,838,005
• Interest rate at 4.30% per annum; due 4/30/2017	-	1,152,658
• Interest rate at 4.30% per annum; due 5/30//2017	-	1,211,059
• Interest rate at 4.30% per annum; due 6/29/2017	-	1,152,658
• Interest rate at 4.30% per annum; due 8/2/2017	-	1,014,339

Loan from China Minsheng Bank Corporation, Linyi Branch
•Interest rate at 5.98% per annum due 9/22/2016	1,577,674	1,535,340

Loan from Agricultural Bank of China, Luotian Branch
• Interest rate at 5.65% per annum due 4/22/2017	1,580,305	1,536,877

• Interest rate at 9.72% per annum due 1/14/2017	1,580,305	1,536,877
• Interest rate at 9.72% per annum due 2/4/2017	477,091	461,063
• Interest rate at 9.72% per annum due 9/7/2017	95,419	92,213

Bank of Ningbo,
• Interest rate at 7.80% per annum due 10/27/2016	1,272,245	1,229,502

Hankou Bank, Guanggu Branch,
• Interest rate at 6.85% per annum due 10/24/2016	1,440,205	1,391,820

Postal Savings Bank of China,
• Interest rate at 9.72% per annum due 7/27/2016	413,479	399,588

China Construction Bank,
• Interest rate at 6.18% per annum due 11/29/2016	-	768,439

Huaxia Bank,
• Interest rate at 5.66% per annum due 5/19/2017	-	1,536,877

City of Linyi Commercial Bank, Junan Branch,
• Interest rate at 8.4% per annum due 2/16/2016	-	1,535,334
• Interest rate at 8.4% per annum due 11/24/2016	-	3,073,756

Hubei Jincai Credit and Financial Services Co. Ltd.
• Interest rate at 9.00% per annum due 1/12/2017	318,060	307,375
	$12,757,256	$23,773,780

American Lorain Corporation
Notes to Financial Statements

The short-term loans, which are denominated in Renminbi and Euros, were primarily obtained for general working capital. If not otherwise specifically indicated above, short-term bank loans are guaranteed either by other companies within the group, or by personnel in senior management positions within the group. As of March 31, 2018, all short-term loans have been in default and have not been repaid. The Company is in negotiations to renew these loans or modify the repayment terms and principal amount due. The short-term loans, which are denominated in Renminbi and Euros, were primarily obtained for general working capital. If not otherwise specifically indicated above, short-term bank loans are guaranteed either by other companies within the group, or by personnel in senior management positions within the group.

11.	Current Portion – Long Term Debt

Current portions of notes payable, debentures, and long-term debt consisted of the following as of March 31, 2018 and December 31, 2017:

	3/31/2018	12/31/2017
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	$9,848,762	$9,517,882

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	-	15,368,774

Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2015	-	1,875,000
• Interest rate at 5.510% per annum due 9/15/2015	-	1,875,000
• Interest rate at 5.510% per annum due 3/15/2016	-	1,875,000

	$9,848,762	$30,511,656

The Company began repaying principal and interest on the loan with DEG in semi-annual installments on December 15, 2012. As of March 31, 2018 and December 31, 2017, the Company had not repaid any principal nor interest. The loan was collateralized with the following terms:

(a.)	A first ranking mortgage in the amount of about USD $12,000,000 on the Company’s land and building in favor of DEG.
(b.)
A share pledge, by Mr. Si Chen (a major shareholder, and Chairman and CEO of the Company) as the sponsor of the loan, to secure approximately USD $12,000,000 of the loan. The Company defaulted on its loan with DEG; accordingly, on December 7, 2016, DEG exercised its rights to foreclose on 10,794,066 shares pledged by Mr. Si Chen. The loan remains outstanding.

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

For the three months ended March 31, 2017 and 2018, the Company had not issued shares as stock compensation to employees.

13.	Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses following as of March 31, 2018 and 2017:

	3/31/2018	3/31/2017
Loss attributed to PRC continuing operations	$(70,563)	$(8,263,701)
Loss attributed to U.S. operations	-	(1,549,963)
Income before tax	(70,563)	(9,813,664)

PRC Statutory Tax at 25% Rate	-	-
Effect of tax exemption granted	-	-
Income tax	$-	$-

Per Share Effect of Tax Exemption
	3/31/2018	3/31/2017
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	43,857,823	38,274,490
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows of March 31, 2018 and 2017:

	3/31/2018	3/31/2017
U.S. federal statutory income tax rate	21%	35%
Higher (lower) rates in PRC, net	4%	-10%
Non recognized deferred tax benefits in the PRC	-25%	-25%
The Company’s effective tax rate	0%	0%

14.	Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the three months ended
	March 31,
	2018	2017
Basic and diluted (loss) earnings per share numerator:
(Loss) income from continuing operations (attributable) available to common stockholders	$(70,563)	(9,813,664)
(Loss) income from discontinued operations (attributable) available to common stockholders	13,046	(5,955,554)
(Loss) income (attributable) available to common stockholders	(60,100)	(14,595,547)

Basic and diluted (loss) earnings per share denominator:
Original Shares:	38,274,490	38,274,490
Additions from Actual Events -Issuance of Common Stock	7,500,000
Basic Weighted Average Shares Outstanding	43,857,823	38,274,490

Loss per share from continuing operations - Basic and diluted	(0.00)	(0.26)

Income (loss) per share from discontinued operations - Basic and diluted	0.00	(0.15)

Loss per share - Basic and diluted	(0.00)	(0.41)

Weighted Average Shares Outstanding - Basic and diluted	43,857,823	38,274,490

American Lorain Corporation
Notes to Financial Statements

15.	Lease Commitments

During the year ended December 31, 2013, the Company entered into three operating lease agreements leasing three plots of land where greenhouses are maintained to grow seasonal crops. The leases were signed by Junan Hongrun Foodstuff Co., Ltd. and they expire on April 25, 2033, May 19, 2033, and June 19, 2033.

The minimum future lease payments for these properties at March 31, 2018 are as follows:

Period	Greenhouse 1	Greenhouse 2	Greenhouse 3
Year 1	$74,420	$89,258	$10,711
Year 2	74,420	89,258	10,711
Year 3	74,420	89,258	10,711
Year 4	74,420	89,258	10,711
Year 5	74,420	89,258	10,711
Year 5 and thereafter	769,007	929,771	112,466
	$1,141,107	$1,376,061	$166,021

The outstanding lease commitments for the three greenhouses as of March 31, 2018 was $2,683,189.

16.	Capital Lease Obligations

The Company leases certain machinery and equipment under leases classified as capital leases. The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2018:

Year 1	$1,112,195
Year 2	-
Year 3	-
Total minimum lease payments	1,112,195
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	-
Net minimum lease payments	1,112,195
Less: Amount representing interest
Present value of net minimum lease payments	$1,112,195

American Lorain Corporation
Notes to Financial Statements

Reflected in the balance sheet as current and noncurrent obligations under capital leases of $1,112,195 and $0, respectively.

As of March 31, 2018, the present value of minimum lease payments due within one year is $1,112,195.

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

18.	Discontinued Operations

The Company has reclassified the results of operations and the financial position of Shandong Lorain Dongguan Lorain and Junan Hongrun as discontinued operations. Selected details regarding those discontinued operations are provided below.

Results of Operations
	For the three	For the three
	months ended	months ended
	3/31/2018	3/31/2017
Sales	$14,583	$304,510
Cost of Sales	-	342,185
Gross Profit	14,583	(37,675)
Operating Expenses	1,536	1,763,681
Other Income (Expenses)	-	(4,154,192)
Earnings before Taxes	13,046	(5,955,554)
Taxes	-	-
Net Income	$13,046	$(5,955,554)

American Lorain Corporation
Notes to Financial Statements

Financial Position
	At	At
	3/31/2018	12/31/2017
Current Assets	$4,052,878	$790,550
Non-Current Assets	23,346,047	896,099
Total Assets	$27,398,925	$1,686,649

Current Liabilities	$52,210,609	$9,610,994
Total Long Term Liabilities	-	-
Total Liabilities	$52,210,609	$9,610,994

Net Assets	$(24,811,684)	$(7,924,345)

Total Liabilities & Net Assets	$27,398,925	$1,686,649

19.	Risks

A.	Credit risk

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

On April 14, 2018, the company entered into a securities purchase agreement with certain investors whom  agreed to invest an aggregate of $1.6 million in the Company in exchange for an aggregate of 9,050,000 shares of the Company’s common stock, representing a purchase price of $0.18 per share.

On April 24, 2018, the company entered into a securities purchase agreement with Xiuping Cai, who agreed to invest an aggregate of $1.8 million in the Company in exchange for an aggregate of 10,000,000 shares of the Company’s common stock, representing a purchase price of $0.18 per share.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

Overview

We are an integrated food manufacturing company headquartered in Shandong Province, China. We develop, manufacture and sell the following types of food products:

•	Chestnut products;
•	Convenience foods (including ready-to-cook, or RTC, foods, and, ready-to-eat, or RTE, foods); and
•	Frozen food products.

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

The financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. Our ability to continue as a going concern is greatly dependent on our ability to realize its non-cash current assets such as receivables and inventory into cash in order to settle its current obligations. For the three months ended March 31, 2018, the Company incurred a net loss of $57,517. As of March 31, 2018, the Company had a working capital deficit of approximately $63,890,523. These conditions raise substantial doubt as to whether the Company may continue as a going concern.

Our business, operating results or financial condition will be adversely affected in the event of unfavorable economic conditions. For example, we may experience declines in revenues, profitability and cash flows as a result of reduced orders, delays in receiving orders, delays or defaults in payment or other factors caused by the economic problems of our customers and prospective customers. We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. In addition, changes and volatility in the equity, credit and foreign exchange markets and in the competitive landscape make it increasingly difficult for us to predict our revenues and earnings into the future.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table summarizes the results of our operations during the three-month periods ended March 31, 2018 and March 31, 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended March 31,		Increase /	Increase /
			Decrease	Decrease
(In Thousands of USD)	2018	2017	($)	(%)
Net revenues	1,018	1,780	(762)	(42.8)%
Cost of revenues	901	1,505	(604)	(40.1)%
Gross profit	116	276	(160)	(58.0)%
Operating expenses
Selling and marketing expenses	22	2,715	(2,693)	(99.2)%
General and administrative expenses	162	5,823	(5,661)	(97.2)%
Operating (loss) Income	(68)	(8,263)	(8,195)	(99.2)%
Government subsidy income	-	581	(581)	(100)%
Interest and other income	1	161	(160)	(99.4)%
Other expenses	(3)	(1,869)	(1,866)	(99.8)%
Interest expense	-	(423)	(423)	(100)%
Loss on investment	-	-	-	-
Loss before tax from continuing operations	(71)	(9,814)	(9,743)	(99.3)%
Income tax	-	-	--	--
Net loss from continuing operations	(71)	(9,814)	(9,814)	(99.3)%
Net (loss) income from discontinued operations	13	(5,956)	5,969	100.2%
Net loss	(58)	(15,769)	(15,711)	(99.6)%
Non-controlling interests	3	(1,174)	1,177	100.3%
Net income of common stockholders	(60)	(14,596)	(14,536)	(99.6)%

Revenue

Net Revenues. Our net revenue for the three months ended March 31, 2018 amounted to $1.0 million, which represents a decrease of approximately $0.8 million, or 44.4%, from the three-month period ended on March 31, 2017, in which our net revenue was $1.8 million. This decrease was attributable to the intense competition in the market and the discontinued operations of our French company, Dongguan Lorain and Shandong Lorain. The overall decrease was attributable to the decrease in sales of each of our product segments, as reflected in the following table:

	Three
	months
	ended
	3/31/2018	3/31/2017
Category	($)	($)	($) Change	(%) Change
Chestnut	588,132	1,037,096	(448,964)	(43.3%	)
Convenience food	122,103	278,687	(156,584)	(56.2%	)
Frozen food	307,293	464,479	(157,186)	(33.8%	)
Total	1,017,528	1,780,263	(762,735)	(42.8%	)

Cost of Revenues. During the three months ended March 31, 2018, we experienced a decrease in cost of revenue of $0.5 million, in comparison to the three months ended March 31, 2017, from approximately $1.5 million to $1.0 million, reflecting a decrease of 33.3%. This decrease was attributable to the decrease in sales.

Gross Profit. Our gross profit decreased $0.2 million, or 66.7%, to $0.1 million for the three months ended March 31, 2018 from $0.3 million for the same period in 2017, attributable to lower revenue.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased $2.68 million, or 99.3%, to $0.02 million during the first quarter of 2018, as compared to $2.7 million during the same period last year. Our selling and marketing expenses during such period in 2017 consisted primarily of bad debt loss of approximately $2.7 million.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $5.6 million from $5.8 million to approximately $0.2 million for the three months ended March 31, 2018, compared to the same period in 2017. General and administrative expenses incurred by PRC subsidiaries to maintain our operation in China decreased during such periods due to the discontinued operations of our French company, Junan Hongrun, Dongguan Lorain, and Shandong Lorain.

Government Subsidy Income

Government subsidy income was $0 million for the three months ended March 31, 2018 compared to $0.6 million during the same period in 2017. Due to poor performance of our operations, we were ineligible to receive subsidies during such period.

Interest Expense

Interest expense, consisting of interest payments with respect to our outstanding loans, was $0 million for the three months ended March 31, 2018, compared to $0.4 million during the same period in 2017. Such reductions were attributable to our failure to repay interest owed and loan default.

Net Loss

Net loss decreased by $15.7 million to $0.06 million for the three months ended March 31, 2018 from $15.8 million for the same period of 2017. The main reasons for the decrease of loss were the decreases in our operating expenses as described above.

Liquidity and Capital Resources

In 2017 and the reporting period in 2018, our primary sources of financing have been cash generated from operations, short-term loans from banks in China and a private placement. We also raised funds in two private placements in April 2018. On April 14, 2018, the company entered into a securities purchase agreement with the investors name therein, who agreed to invest an aggregate of $1.6 million in the Company in exchange for an aggregate of 9,050,000 shares of the Company’s common stock, representing a purchase price of $0.18 per share. On April 24, 2018, the company entered into a securities purchase agreement with Xiuping Cai, who agreed to invest an aggregate of $1.8 million in the Company in exchange for an aggregate of 10,000,000 shares of the Company’s common stock, representing a purchase price of $0.18 per share.

Many of our bank loans have been in default. Such loans were guaranteed by non-related third parties. We are negotiating with these banks. However, we cannot guarantee that we will reach a satisfying settlement with the banks. If we fail, we would expect that the banks would exercise their rights to collect from guarantors or take possession of the assets underlying the business that was part to such loans.

Over the next 12 months, we need significant capital to maintain our normal business operations. If we fail to raise the working capital needed, we may cease to sell more products, shut down our sales offices and terminate employment agreements with most of our employees. As a result, the Company’s financial condition would be worse, which may have a material adverse effect on our listing status. If available liquidity is insufficient to meet our operating and loan obligations as they come due, our plans include obtaining alternative financing arrangements or further reducing expenditures as necessary to meet our cash requirements. There is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity. We cannot be sure of the availability or terms of any third party financing.

To improve our operation and financial conditions, we are taking several measures: (i) reorganizing our corporate structure by disposing non-performing assets; (ii) financing through private financing in China; (iii) negotiating with the creditors to settle loans outstanding; and (iv) looking for new viable business opportunities.

As of March 31, 2018, we had cash and cash equivalents (including restricted cash) of $0.3 million. Our cash and cash equivalents increased by approximately $0.2 million from December 31, 2017. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow (In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net cash (used in)/provided by operating activities	(1,475)	7,032
Net cash provided by/ (used in) investing activities	(3)	(7,615)
Net cash provided by/ (used in) financing activities	1,275	-
Net cash flow	(199,727)	(583,118)

Operating Activities

Net cash used in operating activities was $1.5 million and provided by operating activities was $7.0 million for the three month periods ended March 31, 2018 and 2017, respectively. The decrease of approximately $8.5 million in net cash flows used in operating activities in the first three months of 2018 was primarily due to a decrease of $9.7 million in net loss, $2.9 million in accounts and other receivables, $4.4 million in inventories, and $7.6 in accounts and other payables and an increase of $17.5 in advance to suppliers during the current reporting period.

Investing Activities

Net cash used in investing activities for the three months period ended March 31, 2018 was $0.003 million, representing adecrease of $7.6 million in net cash used in investing activities from $7.6 million for the same period of 2017. The difference was primarily a result of decrease in payment of construction in progress of $7.6 million.

Financing Activities

Net cash provided by financing activities for the three months period ended March 31, 2018 was $1.3 million, representing an increase of $1.3 million in net cash provided by financing activities from $0 for the same period of 2017. The difference was primarily a result of proceeds raised from private placement of $1.3 million.

Loan Facilities

As of March 31, 2018, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $12.8 million as of March 31, 2018, compared with $22.8 million as of December 31, 2017.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make assumptions, estimates and judgments that affect the amounts reported in our financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require significant judgments and estimates in the preparation of financial statements, including those set forth in Note 2 to the financial statements included herein.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of March 31, 2018 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2015, the Supreme Court of Shandong Province vacated the decision of the Linyi Court and remanded the case back to the Linyi Court for a retrial. The retrial took place on April 25, 2016, at the Linyi City Intermediate People’s Court, and the decision thereon is currently pending. As of March 31, 2018, the court has not reached a final outcome.

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

On April 14, 2018, the company entered into a securities purchase agreement with the investors named therein, who agreed to invest an aggregate of $1.6 million in the Company in exchange for an aggregate of 9,050,000 shares of the Company’s common stock, representing a purchase price of $0.18 per share.

On April 24, 2018, the company entered into a securities purchase agreement with Xiuping Cai, who agreed to invest an aggregate of $1.8 million in the Company in exchange for an aggregate of 10,000,000 shares of the Company’s common stock, representing a purchase price of $0.18 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description

10.1	Securities Purchase Agreement, dated December 28, 2017, by and among American Lorain Corporation and Yi Li and Beili Zhu.*

10.2	Securities Purchase Agreement, dated April 14, 2018, by and among American Lorain Corporation and the investors named therein.*

10.3	Securities Purchase Agreement, dated April 24, 2018, by and between American Lorain Corporation and Xiuping Cai.*

10.4	Consultation and Service Agreement, dated December 14, 2017. ,by and between Shandong Greenpia Foodstuff Co., Ltd. and Lorain Foodstuff (Shenzhen) Co., Ltd.*

10.5	Business Cooperation Agreement, dated December 14, 2017. by and between Shandong Greenpia Foodstuff Co., Ltd. and Lorain Foodstuff (Shenzhen) Co., Ltd.*

10.6	Equity Pledge Agreement, dated December 14, 2017. by and between Mingyue Cai, Shandong Greenpia Foodstuff Co., Ltd., and Lorain Foodstuff (Shenzhen) Co., Ltd.*

10.7	Equity Option Agreement, dated December 14, 2017. by and between Mingyue Cai, Shandong Greenpia Foodstuff Co., Ltd., and Lorain Foodstuff (Shenzhen) Co., Ltd.*

10.8	Voting Rights Proxy and Financial Supporting Agreement dated December 14, 2017. by and between Mingyue Cai, Shandong Greenpia Foodstuff Co., Ltd., and Lorain Foodstuff (Shenzhen) Co., Ltd.*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes(Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes(Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes(Oxley Act of 2002.**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2018

AMERICAN LORAIN CORPORATION
/s/ Si Chen
Si Chen
Chief Executive Officer
(Chief Executive Officer)

/s/ Yunqiang Sun
Yunqiang Sun
Chief Financial Officer
(Chief Financial Officer)