Form 10-Q
period 2018-06-30
American Lorain CORP
filed 2018-08-14
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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
Yes [   ]        No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of June 30, 2018 was 64,824,490.

FORM 10-Q
For the Quarterly Period Ended June 30, 2018

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

i

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

ii

ITEM 1. Financial Statements

AMERICAN LORAIN CORPORATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND DECEMBER 31, 2017

(Stated in US Dollars)

AMERICAN LORAIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2018 AND DECEMBER 31, 2017
(Stated in US Dollars)

	2018	2017
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$385,324	$85,493
Trade receivables, net	1,254,877	729,919
Inventories	10,499,705	10,593,403
Advances and prepayments to suppliers	1,700,587	3,129,435
Other receivables and other current assets	1,777,732	1,612,682
Discontinued operations – current assets held for sale	3,871,313	790,550
Total current assets	$19,489,538	$16,941,482
Non-current assets
Plant and equipment, net	16,640,921	36,663,290
Intangible assets, net	11,275,408	13,167,870
Construction in progress, net	805,693	819,301
Discontinued operations – long term assets held for sale	21,572,848	896,099
Total Assets	$69,784,408	$68,488,042
Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$12,123,886	$23,773,780
Long-term debt – current portion	9,359,792	30,511,656
Capital lease – current portion	1,056,976	1,074,829
Accounts payable	1,444,353	4,150,604
Taxes payable	-	355,142
Accrued liabilities and other payables	4,543,503	9,317,038
Customers deposits	477,234	485,295
Discontinued operations - liabilities	49,637,739	9,610,994
Total current liabilities	$78,643,483	$79,279,338
Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 64,824,490 and 38,274,490 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	64,825	38,275
Subscription receivable	(2,142,000)	-
Additional paid-in capital	62,529,699	57,852,249
Statutory reserves	25,103,354	25,103,354
Accumulated deficit	(100,397,924)	(99,628,547)
Accumulated other comprehensive income	13,727,898	13,588,726
Non-controlling interests	(7,744,927)	(7,745,353)
Total Stockholders’ Equity	$(8,859,075)	$(10,791,296)
Total Liabilities and Stockholders’ Equity	$69,784,408	$68,488,042

See Accompanying Notes to the Financial Statements

AMERICAN LORAIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Stated in US Dollars)

	Three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Net revenues	$636,387	$1,176,709	$1,653,915	$2,956,972
Cost of revenues	70,918	1,474,231	972,409	2,978,896
Gross profit (loss)	565,469	(297,522)	681,506	(21,924)

Operating expenses:
Selling and marketing expenses	31,045	91,113	52,992	2,005,818
General and administrative expenses	578,216	156,555	740,603	5,980,054
Total operating expenses	609,261	247,668	793,595	7,985,872

Operating (loss) income	(43,792)	(545,190)	(112,089)	(8,007,796)

Other income (expenses):
Government subsidy	-			580,705
		-	-
Interest income	(238)	31	248	32
Interest expense	-	(740,001)		(1,163,264)
			-
Other income	77,053	213,880	77,783	374,457
Other expenses	(83,764)	(135,119)	(87,246)	(2,004,197)
Loss from investment	4,965	-	4,965	-
	(1,984)	(661,209)	(4,250)	(2,212,267)

(Loss)/income before taxes from continuing operations	(45,776)	(1,206,399)	(116,339)	(10,220,063)

Provision for income taxes	-	-	-	-

(Loss)/income from continuing operations	(45,776)	(1,206,399)	(116,339)	(10,220,063)

Discontinued operations:
(Loss) income from discontinued operations	(665,658)	(1,623,555)	(652,612)	(7,579,109)

Provision for income taxes	-	-	-	-
Loss from discontinued operations, net of taxes	(665,658)	(1,623,555)	(652,612)	(7,579,109)

Net loss	$(711,434)	$(2,829,954)	$(768,951)	$(17,799,172)

Net loss attributable to:
- Common shareholders	(709,277)	(1,763,776)	(769,377)	(16,359,323)
- Non-controlling interests	(2,157)	(266,178)	426	(1,439,849)
Other comprehensive income:
Foreign currency translation loss	585,224	(433,834)	139,173	3,069,946
Comprehensive loss	$(126,210)	$(3,263,788)	$(629,778)	$(14,729,226)
(Loss) income per share from continuing operations
- Basic and diluted	(0.00)	(0.03)	(0.00)	(0.27)

Loss per share from discontinued operations
- Basic and diluted	(0.01)	(0.04)	(0.01)	(0.20)

Loss per share
- Basic and diluted	(0.01)	(0.07)	(0.02)	(0.47)

Basic and diluted weighted average shares outstanding	57,670,644	38,259,490	50,802,391	38,274,490

See Accompanying Notes to the Financial Statements

AMERICAN LORAIN CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(STATED IN US DOLLARS)

	For the six months ended
	June 30,
	2018	2017
Cash flows from operating activities
Loss from continuing operations	$(116,339)	$(10,220,063)
Depreciation of fixed assets	295,981	754,161
Amortization of intangible assets	137,904	761,815
Decrease in accounts and other receivables	(690,408)	(1,045,506)
Decrease in inventories	(524,090)	(8,572,757)
Decrease/(increase) in advance to suppliers	(322,664)	19,920,095
Decrease in prepayment	(167,262)	(1,110,935)
(Decrease)/increase in accounts and other payables	(5,479,629)	4,970,176
(Decrease)/increase in taxes payable	(135,131)	51,417
(Decrease)/increase in customer deposits	(8,061)	4,808,727
Net cash provided by (used in) operating activities	(7,009,699)	10,317,130

Cash flows from investing activities
Decrease in restricted cash	$-	$182,447
Purchase of plant and equipment	(4,836)	(2,277,031)
Payment of construction in progress	-	(9,306,821)
Purchase of intangible assets	-	(561,114)
Net cash (used in) provided by investing activities	(4,836)	(11,962,519)

Cash flows from financing activities
Proceeds from issuance of common stock	$2,562,000	$-
Proceeds from bank borrowings and debentures	-	162,874
Net cash provided by financing activities	2,562,000	162,874

Net decrease in cash and cash equivalents	(4,452,535)	(1,482,515)

Effect of foreign currency translation on cash and cash equivalents	4,752,366	1,259,884

Cash and cash equivalents–beginning of year	85,493	407,062

Cash and cash equivalents–end of year	$385,324	$184,431

Supplementary cash flow information:
Interest received	$248	$70
Interest paid	$-	$513,825
Income taxes paid	$-	$310,820

See Accompanying Notes to the Financial Statements

AMERICAN LORAIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND DECEMBER 31, 2017
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

	6/30/2018	12/31/2017	6/30/2017
Period/year end RMB: US$ exchange rate	6.6166	6.5067	6.7744
Period/annual average RMB: US$ exchange rate	6.4568	6.6133	6.8607

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

The accompanying financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. The Company’s ability to continue as a going concern is greatly dependent on the Company’s ability to realize its non-cash current assets such as receivables and inventory into cash in order to settle its current obligations. For the six months ended June 30, 2018, the Company incurred a loss of $116,339. As of June 30, 2018, the Company had a working capital deficit of approximately $59,153,945. These conditions raised substantial doubt as to whether the Company may continue as a going concern. Management believes the actions taken below provide resources to the Company to continue as going concern and remedy the above substantial doubt.

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

For the quarter ended March 31, 2018, the Company’s board resolved to discontinue the operations of Junan Hongrun Foodstuff Co., Ltd. in order to minimize losses and focus the Company’s resources on certain operations that will generate profits and positive cash flows to the Company.

On April 14, 2018, the Company entered into a securities purchase agreement with certain investors who agreed to invest an aggregate of $1.629 million in the Company in exchange for an aggregate of 9,050,000 shares of the Company’s common stock, representing a purchase price of $0.18 per share.

On April 24, 2018, the company entered into a securities purchase agreement with Xiuping Cai, who agreed to invest an aggregate of $1.8 million in the Company in exchange for an aggregate of 10,000,000 shares of the Company’s common stock, representing a purchase price of $0.18 per share.

See Note 12 for additional securities purchase agreements entered into by the Company following June 30, 2018.

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

	6/30/2018	12/31/2017
Trade accounts receivable	$1,905,783	$1,534,856
Less: Allowance for doubtful accounts	(650,906)	(804,937)
	$1,254,877	$729,919

Allowance for doubtful accounts:
Beginning balance	$(804,937)	$(695,547)
Additions to allowance	-	109,390
Bad debt written-off	154,031	-
Ending balance	$(650,906)	$(804,937)

6.	Inventories

Inventories consisted of the following as of June 30, 2018 and December 31, 2017

	6/30/2018	12/31/2017
Raw materials	$3,090,466	$2,846,507
Finished goods	7,409,239	7,746,896
	$10,499,705	$10,593,403

7.	Plant and Equipment

Property, plant, and equipment consisted of the following as of June 30, 2018 and December 31, 2017:

	6/30/2018	12/31/2017
At Cost:
Buildings	$20,845,876	$47,004,352
Machinery and equipment	3,354,932	6,096,099
Office equipment	260,230	433,451
Motor vehicles	71,230	162,330
	$24,532,268	$53,696,232

Less: Accumulated depreciation	(7,891,347)	(17,032,942)

	$16,640,921	$36,663,290

Depreciation expense for the six months ended June 30, 2018 and 2017 was $295,981 and $754,161, respectively.

American Lorain Corporation
Notes to Financial Statements

8.	Intangible Assets

	6/30/2018	12/31/2017
At Cost:
Land use rights	13,411,977	15,366,444
Utilities rights	-	-
	$13,411,977	$15,366,444

Less: Accumulated amortization	(2,136,569)	(2,198,574)
	$11,275,408	$13,167,870

All land is owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. Amortization expense for the six months ended June 30, 2018 and 2017 was $137,904 and $761,815, respectively.

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

Bank loans include bank overdrafts, short-term bank loans, and current portion of long-term loan, which consisted of the following as of June 30, 2018 and December 31, 2017:

American Lorain Corporation
Notes to Financial Statements

Short-term Bank Loans	6/30/2018	12/31/2017

Loan from Industrial and Commercial Bank of China,
• Interest rate at 6.955% per annum; due 4/20/2016	3,803,758	3,838,005
• Interest rate at 4.30% per annum; due 4/30/2017	-	1,152,658
• Interest rate at 4.30% per annum; due 5/30//2017	-	1,211,059
• Interest rate at 4.30% per annum; due 6/29/2017	-	1,152,658
• Interest rate at 4.30% per annum; due 8/2/2017	-	1,014,339

Loan from China Minsheng Bank Corporation, Linyi Branch
•Interest rate at 5.98% per annum due 9/22/2016	1,509,838	1,535,340

Loan from Agricultural Bank of China, Luotian Branch
• Interest rate at 5.65% per annum due 4/22/2017	1,501,350	1,536,877

• Interest rate at 9.72% per annum due 1/14/2017	1,501,350	1,536,877
• Interest rate at 9.72% per annum due 2/4/2017	443,905	461,063
• Interest rate at 9.72% per annum due 9/7/2017	90,681	92,213

Bank of Ningbo,
• Interest rate at 7.80% per annum due 10/27/2016	1,209,080	1,229,502

Hankou Bank, Guanggu Branch,
• Interest rate at 6.85% per annum due 10/24/2016	1,368,702	1,391,820

Postal Savings Bank of China,
• Interest rate at 9.72% per annum due 7/27/2016	392,951	399,588

China Construction Bank,
• Interest rate at 6.18% per annum due 11/29/2016	-	768,439

Huaxia Bank,
• Interest rate at 5.66% per annum due 5/19/2017	-	1,536,877

City of Linyi Commercial Bank, Junan Branch,
• Interest rate at 8.4% per annum due 2/16/2016	-	1,535,334
• Interest rate at 8.4% per annum due 11/24/2016	-	3,073,756

Hubei Jincai Credit and Financial Services Co. Ltd.
• Interest rate at 9.00% per annum due 1/12/2017	302,270	307,375
	$12,123,886	$23,773,780

American Lorain Corporation
Notes to Financial Statements

The short-term loans, which are denominated in Renminbi and Euros, were primarily obtained for general working capital. If not otherwise specifically indicated above, short-term bank loans are guaranteed either by other companies within the group, or by personnel in senior management positions within the group. As of June 30, 2018, all short-term loans have been in default and have not been repaid. The Company is in negotiations to renew these loans or modify the repayment terms and principal amount due. The short-term loans, which are denominated in Renminbi, were primarily obtained for general working capital. If not otherwise specifically indicated above, short-term bank loans are guaranteed either by other companies within the group, or by personnel in senior management positions within the group.

11.	Current Portion – Long Term Debt

Current portions of notes payable, debentures, and long-term debt consisted of the following as of June 30, 2018 and December 31, 2017:

	6/30/2018	12/31/2017
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	$9,359,792	$9,517,882

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	-	15,368,774

Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2015	-	1,875,000
• Interest rate at 5.510% per annum due 9/15/2015	-	1,875,000
• Interest rate at 5.510% per annum due 3/15/2016	-	1,875,000

	$9,359,792	$30,511,656

The Company began repaying principal and interest on the loan with DEG in semi-annual installments on December 15, 2012. As of June 30, 2018 and December 31, 2017, the Company had not repaid any principal nor interest. The loan was collateralized with the following terms:

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

American Lorain Corporation
Notes to Financial Statements

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

On April 14, 2018, the Company entered into a securities purchase agreement, pursuant to which Zongqi Shi, Aidi Zhang, Qiong Chen, Yi Li, Beili Zhu, Yanbo Wang, Jinhui Chen and Guoyang Zeng, each an individual residing in the People’s Republic of China, agreed to invest an aggregate of $1.629 million in the Company in exchange for an aggregate of 9,050,000 shares of the Company’s common stock, representing a purchase price of $0.18 per share. As of June 30, 2018, there is $342,000 subscription receivable from this transaction and the funds were subsequently received on August 13, 2018.

On April 24, 2018, the Company entered into a securities purchase agreement, pursuant to which Xiupin Cai, an individual residing in the People’s Republic of China, agreed to invest an aggregate of $1,800,000 in the Company in exchange for an aggregate of 10,000,000 shares of the Company’s common stock, representing a purchase price of $0.18 per share. As of June 30, 2018, there is $1,800,000 subscription receivable from this transaction and the funds were subsequently received on August 13, 2018.

See Note 12 for additional securities purchase agreements entered into by the Company following June 30, 2018.

There were 64,824,490 shares of common stock outstanding as of June 30, 2018.

For the six months ended June 30, 2017 and 2018, the Company had not issued shares as stock compensation to employees.

13.	Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses following as of June 30, 2018 and 2017:

	6/30/2018	6/30/2017
Loss attributed to PRC continuing operations	$(116,339)	$(8,670,100)
Loss attributed to U.S. operations	-	(1,549,963)
Income before tax	(116,339)	(10,220,063)

PRC Statutory Tax at 25% Rate	-	-
Effect of tax exemption granted	-	-
Income tax	$-	$-

Per Share Effect of Tax Exemption
	6/30/2018	6/30/2017
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	50,802,391	38,274,490
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows of June 30, 2018 and 2017:

	6/30/2018	6/30/2017
U.S. federal statutory income tax rate	21%	35%
Higher (lower) rates in PRC, net	4%	-10%
Non recognized deferred tax benefits in the PRC	-25%	-25%
The Company’s effective tax rate	0%	0%

American Lorain Corporation
Notes to Financial Statements

14.	Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the six months ended
	June 30,
	2018	2017
Basic and diluted (loss) earnings per share numerator:
(Loss) income from continuing operations (attributable) available to common stockholders	$(116,339)	(10,220,063)
(Loss) income from discontinued operations (attributable) available to common stockholders	(652,612)	(7,579,109)
(Loss) income (attributable) available to common stockholders	(769,377)	(16,359,323)

Basic and diluted (loss) earnings per share denominator:
Original Shares:	38,274,490	38,274,490
Additions from Actual Events -Issuance of Common Stock	26,550,000	-
Basic Weighted Average Shares Outstanding	64,825,000	38,274,490

Loss per share from continuing operations - Basic and diluted	(0.00)	(0.27)

Income (loss) per share from discontinued operations - Basic and diluted	(0.01)	(0.20)

Loss per share - Basic and diluted	(0.02)	(0.47)

Weighted Average Shares Outstanding - Basic and diluted	50,802,391	38,274,490

American Lorain Corporation
Notes to Financial Statements

15.	Lease Commitments

During the year ended December 31, 2013, the Company entered into three operating lease agreements leasing three plots of land where greenhouses are maintained to grow seasonal crops. The leases were signed by Junan Hongrun Foodstuff Co., Ltd. and they expire on April 25, 2033, May 19, 2033, and June 19, 2033.

The minimum future lease payments for these properties at June 30, 2018 are as follows:

Period	Greenhouse 1	Greenhouse 2	Greenhouse 3
Year 1	$74,420	$89,258	$10,711
Year 2	74,420	89,258	10,711
Year 3	74,420	89,258	10,711
Year 4	74,420	89,258	10,711
Year 5	74,420	89,258	10,711
Year 5 and thereafter	769,007	929,771	112,466
	$1,141,107	$1,376,061	$166,021

The outstanding lease commitments for the three greenhouses as of June 30, 2018 was $2,683,189.

16.	Capital Lease Obligations

The Company leases certain machinery and equipment under leases classified as capital leases. The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2018:

Year 1	$1,056,976
Year 2	-
Year 3	-
Total minimum lease payments	1,056,976
Less: Amount representing estimated executory costs (such as taxes, maintenance, and insurance), including profit thereon, included in total minimum lease payments	-
Net minimum lease payments	1,056,976
Less: Amount representing interest
Present value of net minimum lease payments	$1,056,976

Reflected in the balance sheet as current and noncurrent obligations under capital leases of $1,056,976 and $0, respectively.

As of June 30, 2018, the present value of minimum lease payments due within one year is $1,056,976.

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

In January 2014, the Linyi Court held its first trial session. During the trial, Heng An Investment filed a counterclaim against Shandong Lorain for repayment of out-of-pocket expenses which would offset the entire fixed return plus additional unpaid expenses of RMB 4,746,927 (approximately $765,633). Shandong Lorain responded that Heng An Investment does not have standing to file the counter-claim because the out- of-pocket payments were made by Junan Hengji. In November 2014, the court held a second trial session and completed its discovery process. On March 21, 2015, Shandong Lorain received the Linyi Court’s decision that rejected Shandong Lorain’s claim for RMB 10,000,000 against Junan Hengji and Heng An Investment. On April 3, 2015, Shandong Lorain appealed the decision to the Supreme Court of Shandong Province.

In November 2015, the Supreme Court of Shandong Province vacated the decision of the Linyi Court and remanded the case back to the Linyi Court for a retrial. The retrial took place on April 25, 2016, at the Linyi City Intermediate People’s Court, and the decision thereon is currently pending.

Shandong Lorain, a subsidiary of the Company, withdraw the lawsuit in 2018.

18.	Discontinued Operations

The Company has reclassified the results of operations and the financial position of Shandong Lorain Dongguan Lorain and Junan Hongrun as discontinued operations. Selected details regarding those discontinued operations are provided below.

Results of Operations

	For the six	For the six
	months ended	months ended
	6/30/2018	6/30/2017
Sales	$14,267	$541,377
Cost of Sales	-	616,694
Gross Profit	14,267	(75,317)
Operating Expenses	666,879	2,595,668
Other Income (Expenses)	-	(4,908,125)
Earnings before Taxes	(652,612)	(7,579,110)
Taxes	-	-
Net Income	$(652,612)	$(7,579,110)

American Lorain Corporation
Notes to Financial Statements

Financial Position
	At	At
	6/30/2018	12/31/2017
Current Assets	$3,871,313	$790,550
Non-Current Assets	21,572,848	896,099
Total Assets	$25,444,161	$1,686,649

Current Liabilities	$49,637,739	$9,610,994
Total Long Term Liabilities	-	-
Total Liabilities	$49,637,739	$9,610,994

Net Assets	$(24,193,578)	$(7,924,345)

Total Liabilities & Net Assets	$25,444,161	$1,686,649

19.	Risks

A.	Credit risk

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

American Lorain Corporation
Notes to Financial Statements

20.	Subsequent Events

On July 12, 2018, the Company entered into a securities purchase agreement with Yunpeng Zhang and Zhongquan Sun, who agreed to invest an aggregate of $750,000 in the Company in exchange for an aggregate of 3,750,000 shares of the Company’s common stock, representing a purchase price of $0.20 per share.

On August 8, 2018, the Company, our chairman, Si Chen, and our direct and indirect subsidiaries, Planet Green Holdings Corp., a British Virgin Islands company that is 100% owned by us (“Planet Green”), Junan Hongrun Foodstuff Co., Ltd., a company incorporated in the PRC (“Junan”), Shandong Lorain Co., Ltd., a company incorporated in the PRC (“Shandong Lorain”), International Lorain Holdings, Inc., a Cayman Islands company that is 100% owned by us (“ILH”), Shandong Greenpia Foodstuff Co., Ltd., a business company incorporated in the PRC (“Shandong Greenpia”), Beijing Lorain Co., Ltd., a business company incorporated in the PRC (“Beijing Lorain”) and Luotian Lorain Co., Ltd., a business company incorporated in the PRC (“Luotian Lorain”), entered into a share exchange agreement (the “Sale Agreement”).

The Sale Agreement provides for:

•	the sale of 100% of the equity interest in ILH by us to Mr. Chen (the “Disposition”); and
•

the purchase of (A) 50% of the issued and outstanding shares of Shandong Greenpia, (B) 30% of Beijing Lorain and (C) 100% of the issued and outstanding shares of Luotian Lorain (collectively, the “Planet Green Shares”) by Planet Green from ILH (the “Exchange” and, collectively with the Disposition, the “Sale Transaction”).

The Planet Green Shares will be directly owned by Planet Green, and indirectly by us, following the closing of the Sale Transaction.

On August 8, 2018, the Company entered into an amended and restated securities purchase agreement with Yimin Jin, our chief strategy officer and director, and Hongxiang Yu, our chairman nominee and director, pursuant to which the Purchasers agreed to invest an aggregate of $10 million in the Company in exchange for an aggregate of 58,823,530 shares of our common stock, representing a purchase price of $0.17 per share. The agreement contains customary representations and warranties by the Company and customary closing conditions. In addition, the closing of the transaction is conditioned upon (i) the consummation of the Sale Transaction, which transaction is subject to the approval of our stockholders at our 2018 annual meeting, (ii) the re-election of Messrs. Jin and Yu to the Company’s board of directors at our 2018 annual meeting and (iii) the approval of certain amendment to our charter, to change the name of our company and to effect a stock split of the outstanding shares of our common stock, at our 2018 annual meeting. If consummated, the Company expects to use the proceeds of the financing for general corporate purposes. We also believe that, if consummated, the Sale Transaction will improve our balance sheet.

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

We conduct our production activities in China. Our products are sold in the Chinese domestic markets.

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

The financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. Our ability to continue as a going concern is greatly dependent on our ability to realize its non-cash current assets such as receivables and inventory into cash in order to settle its current obligations. For the six months ended June 30, 2018, the Company incurred a net loss of $768,951. As of June 30, 2018, the Company had a working capital deficit of $59,153,945. These conditions raise substantial doubt as to whether the Company may continue as a going concern.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended March 31, 2017

The following table summarizes the results of our operations during the three-month periods ended June 30, 2018 and June 30, 2017, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2018 compared to the three month period ended June 30, 2017.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended June 30,		Increase /	Increase /
			Decrease	Decrease
(In Thousands of USD)	2018	2017	($)	(%)
Net revenues	636	1,177	(541)	(46.0) %
Cost of revenues	71	1,474	(1,403)	(95.2) %
Gross profit (loss)	565	(298)	863	289.6%
Operating expenses :
Selling and marketing expenses	31	91	(60)	(65.9) %
General and administrative expenses	578	157	421	268.2%
Operating (loss) Income	(44)	(545)	(501)	(91.9) %
Government subsidy income	-	-	-	-
Interest and other income	77	214	(137)	(64.0) %
Other expenses	(84)	(135)	(51)	(37.8) %
Interest expense	-	(740)	(740)	(100) %
Loss on investment	5	-	5	100%
Loss before tax from continuing operations	(46)	(1,206)	(1,160)	(96.2) %
Income tax	-	-	--	--
Net loss from continuing operations	(46)	(1,206)	(1,160)	(96.2) %
Net (loss) income from discontinued operations	(666)	(1,624)	(958)	(59.0) %
Net loss	(711)	(2,830)	(2,119)	(74.9) %
Non-controlling interests	(2)	(266)	(264)	(99.2) %
Net income of common stockholders	(709)	(1,764)	1,055	59.8%

Revenue

Net Revenues. Our net revenue for the three months ended June 30, 2018 amounted to $0.6 million, which represents a decrease of approximately $0.6 million, or 50.5%, from the three-month period ended on June 30, 2017, in which our net revenue was $1.2 million. This decrease was attributable to the intense competition in the market and the discontinued operations of our French company, Dongguan Lorain, Shandong Lorain and Junan Hongrun Foodstuff Co., Ltd. The overall decrease was attributable to the decrease in sales of each of our product segments, as reflected in the following table:

	Three months ended
	6/30/2018	6/30/2017
Category	($)	($)	($) Change	(%) Change
Chestnut	417,832	760,139	(342,307)	(45.0%	)
Convenience food	46,366	91,205	(44,839)	(49.2%	)
Frozen food	172,189	325,366	(153,177)	(47.1%	)
Total	636,387	1,176,709	(540,322)	(45.9%	)

Cost of Revenues. During the three months ended June 30, 2018, we experienced a decrease in cost of revenue of $1.43 million, in comparison to the three months ended June 30, 2017, from approximately $1.5 million to $0.07 million, reflecting a decrease of 95.3% . This decrease was attributable to the decrease in sales and expense for operation.

Gross Profit. Our gross profit increased $0.9 million, or 300%, to $0.6 million for the three months ended June 30, 2018 from minus $0.3 million for the three months ended June 30, 2017, attributable to lower cost of revenue.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased $0.06 million, or 66.7%, to $0.03 million during the three months ended June 30, 2018, as compared to minus $0.09 million during the three months ended June 30, 2017. The decrease of our selling and marketing expenses is mainly due to the decrease of sales activities.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $0.4 million from $0.2 million to approximately $0.6 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. General and administrative expenses incurred by PRC subsidiaries to maintain our operation in China increased during such periods due to the newly acquired VIE entity Lorain Foodstuff (Shenzhen) Co., Ltd.

Government Subsidy Income

Government subsidy income was $0 million for the three months ended June 30, 2018 compared to $0 million during the three months ended June 30, 2017. Due to poor performance of our operations, we were ineligible to receive subsidies during such period.

Interest Expense

Interest expense, consisting of interest payments with respect to our outstanding loans, was $0 million for the three months ended June 30, 2018, compared to minus $0.7 million during the three months ended June 30, 2017. Such reductions were attributable to our failure to repay interest owed and loan default.

Net Loss

Net loss decreased to $0.7 million for the three months ended June 30, 2018 from $2.9 million for the three months ended June 30, 2017. The main reasons for the decrease of loss were the decreases in our operating expenses and increase of our net revenue as described above.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table summarizes the results of our operations during the six-month periods ended June 30, 2018 and June 30, 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2018 compared to the six-month period ended June 30, 2017.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Six months ended June 30,		Increase /	Increase /
			Decrease	Decrease
(In Thousands of USD)	2018	2017	($)	(%)
Net revenues	1,654	2,957	(1,303)	(43.8) %
Cost of revenues	972	2,979	(2,007)	(67.4) %
Gross profit (loss)	682	(22)	704	3,200%
Operating expenses :
Selling and marketing expenses	53	2,006	(1,953)	(97.4) %
General and administrative expenses	741	5,980	(5,239)	(87.6) %
Operating (loss) Income	(112)	(8,008)	(7,896)	(98.6) %
Government subsidy income	-	581	(581)	(100) %
Interest and other income	78	374	(296)	(79.1) %
Other expenses	(87)	(2,004)	(1,917)	(95.7) %
Interest expense	-	(1,163)	(1,163)	(100) %
Loss on investment	5	-	5	100%
Loss before tax from continuing operations	(116)	(10,220)	(10,104)	(98.9) %
Income tax	-	-	--	--
Net loss from continuing operations	(116)	(10,220)	(10,104)	(98.9) %
Net (loss) income from discontinued operations	(653)	(7,579)	(6,926)	(91.4) %
Net loss	(769)	(17,799)	(17,030)	(95.7) %
Non-controlling interests	-	(1)	(1)	100%
Net income of common stockholders	(769)	(16,359)	15,590	95.3%

Revenue

Net Revenues. Our net revenue for the six months ended June 30, 2018 amounted to $1.6 million, which represents a decrease of approximately $1.4 million, or 43.8%, from the six-month period ended on June 30, 2017, in which our net revenue was $3.0 million. This decrease was attributable to the intense competition in the market and the discontinued operations of our French company, Dongguan Lorain, Shandong Lorain and Junan Hongrun Foodstuff Co., Ltd. The overall decrease was attributable to the decrease in sales of each of our product segments, as reflected in the following table:

	Six months ended
	6/30/2018	6/30/2017
Category	($)	($)	($) Change	(%) Change
Chestnut	955,964	1,609,132	(653,168)	(40.6%	)
Convenience food	198,469	554,835	(356,366)	(64.2%	)
Frozen food	499,482	793,005	(293,523)	(37.0%	)
Total	1,653,915	2,956,972	(1,303,057)	(44.1%	)

Cost of Revenues. During the six months ended June 30, 2018, we experienced a decrease in cost of revenue of $2.0 million, in comparison to the six months ended June 30, 2017, from approximately $3.0 million to $1.0 million, reflecting a decrease of 44.1% . This decrease was attributable to the decrease in sales.

Gross Profit. Our gross profit increased $0.7 million, or 3,200%, to $0.7 million for the six months ended June 30, 2018 from negative $0.02 million for the same period in 2017, attributable to lower cost of revenue.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased $2.0 million, or 97.4%, to $0.05 million during the second quarter of 2018, as compared to $2.0 million during the same period last year. Our selling and marketing expenses during such period in 2017 consisted primarily of daily sales expenses.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $0.7 million from $6.0 million to approximately $5.3 million for the six months ended June 30, 2018, compared to the same period in 2017. General and administrative expenses incurred by PRC subsidiaries to maintain our operation in China decreased during such periods due to the discontinued operations of our French company, Junan Hongrun, Dongguan Lorain, and Shandong Lorain.

Government Subsidy Income

Government subsidy income was $0 million for the six months ended June 30, 2018 compared to $0.6 million during the same period in 2017. Due to poor performance of our operations, we were ineligible to receive subsidies during such period.

Interest Expense

Interest expense, consisting of interest payments with respect to our outstanding loans, was $0 million for the six months ended June 30, 2018, compared to $1.0 million during the same period in 2017. Such reductions were attributable to our failure to repay interest owed and loan default.

Net Loss

Net loss decreased to $0.8 million for the six months ended June 30, 2018 from $18.8 million for the same period of 2017. The main reasons for the decrease of loss were the decreases in our operating expenses as described above.

Liquidity and Capital Resources

In the reporting period in 2018, our primary sources of financing have been cash generated from operations and the private placement. We raised funds in the following three private placements after the first quarter of 2018:

  On April 14, 2018, the Company entered into a securities purchase agreement with the investors name therein, who agreed to invest an aggregate of $1.629 million in the Company in exchange for an aggregate of 9,050,000 shares of the Company’s common stock, representing a purchase price of $0.18 per share.
  On April 24, 2018, the Company entered into a securities purchase agreement with Xiuping Cai, who agreed to invest an aggregate of $1.8 million in the Company in exchange for an aggregate of 10,000,000 shares of the Company’s common stock, representing a purchase price of $0.18 per share.
  On July 12, 2018, the Company entered into a securities purchase agreement with Yunpeng Zhang and Zhongquan Sun, who agreed to invest an aggregate of $750,000 in the Company in exchange for an aggregate of 3,750,000 shares of the Company’s common stock, representing a purchase price of $0.20 per share.

In addition, on May 23, 2018, the Company entered into a securities purchase agreement, pursuant to which each of Yimin Jin, the Chief Strategy Officer and a director of the Company, and Hongxiang Yu, a director of the Company, agreed to invest an aggregate of $5.0 million in the Company in exchange for 29,411,765 shares of the Company’s common stock, or an aggregate of $10.0 million in exchange for 58,823,530 shares, representing a purchase price of $0.17 per share. The parties entered into an amended and restated securities purchase agreement on August 8, 2018, which agreement was approved by our audit committee and our board of directors and remains subject to the approval of our stockholders at our 2018 annual meeting. The agreement contains customary representations and warranties by the Company and customary closing conditions. In addition, the closing of the transaction is conditioned upon (i) the consummation of the transactions contemplated by the share exchange agreement, dated August 8, 2018, entered into by and among the Company, certain subsidiaries of the Company, and Si Chen, the Company’s chairman, pursuant to which the Company has agreed to sell certain assets to Mr. Chen (the “Sale Transaction”), which transaction is subject to the approval of our stockholders at our 2018 annual meeting, (ii) the re-election of Messrs. Jin and Yu to the Company’s board of directors at our 2018 annual meeting and (iii) the approval of certain amendment to our charter, to change the name of our company and to effect a stock split of the outstanding shares of our common stock, at our 2018 annual meeting. If consummated, the Company expects to use the proceeds of the financing for general corporate purposes. We also believe that, if consummated, the Sale Transaction will improve our balance sheet.

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

As of June 30, 2018, we had cash and cash equivalents (including restricted cash) of $4.5 million. Our cash and cash equivalents increased by approximately $3.0 million from June 30, 2017. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow (In thousands)

	For the Six Months Ended
	June 30,
	2018	2017
Net cash (used in)/provided by operating activities	(7,010)	10,317
Net cash provided by/ (used in) investing activities	(5)	(11,963)
Net cash provided by/ (used in) financing activities	2,562	163
Net cash flow	(4,453)	(1,483)

Operating Activities

Net cash used in operating activities was $7.0 million and provided by operating activities was $10.3 million for the six month periods ended June 30, 2018 and 2017, respectively. The decrease of approximately $17.3 million in net cash flows used in operating activities in the first six months of 2018 was primarily due to a decrease of $10.1 million in net loss, $5.5 in accounts and other payables. An increase of $0.7 million in accounts and other receivables, $0.5 million in inventories, and an increase of $0.3 million in advance to suppliers during the current reporting period, $0.2 million in payment.

Investing Activities

Net cash used in investing activities for the six months period ended June 30, 2018 was $0.004 million, representing a decrease of $12.0 million in net cash used in investing activities from $12.0 million for the same period of 2017. The difference was primarily a result of the discontinued operations of our French company, Junan Hongrun, Dongguan Lorain, and Shandong Lorain.

Financing Activities

Net cash provided by financing activities for the six months period ended June 30, 2018 was $2.6 million, representing an increase of $2.4 million in net cash provided by financing activities from $0.2 million for the same period of 2017. The difference was primarily a result of investors input raised from the agreements the Company entered into on December 28, 2017 and April 14, 2018.

Loan Facilities

As of June 30, 2018, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $12.1 million as of June 30, 2018, compared with $23.8 million as of December 31, 2017.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of June 30, 2018 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the six months ended June 30, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2010, Shandong Lorain and Junan Hengji entered into a cooperative development agreement (the "Agreement") and in March 2011, Heng An Investment, an affiliated company of Junan Hengji, also entered into the Agreement with Shandong Lorain to jointly develop the project with Junan Hengji. Pursuant to the Agreement, Junan Hengji and Heng An Investment are required to pay Shandong Lorain a total of RMB 20 million (approximately $3,225,806) fixed return according to the development status of the project developed by Junan Hengji and Heng An Investment. In deciding to bring suit, Shandong Lorain and the Company evaluated the potential claims against Junan Hengji and Heng An Investment, disputes between the parties with respect to out-of-pocket expenses paid by Junan Hengji, as well as the litigation fee that is required to be paid to the court based upon the amount claimed. Ultimately, Shandong Lorain decided to file the lawsuit with Linyi Court to claim a fixed return of RMB 10 million (approximately $1,540,666).

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

Shandong Lorain, a subsidiary of the Company, withdrew the lawsuit in 2018.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Sale Agreement

On August 8, 2018, the Company, our chairman, Si Chen, and our direct and indirect subsidiaries, Planet Green Holdings Corp., a British Virgin Islands company that is 100% owned by us (“Planet Green”), Junan Hongrun Foodstuff Co., Ltd., a company incorporated in the PRC (“Junan”), Shandong Lorain Co., Ltd., a company incorporated in the PRC (“Shandong Lorain”), International Lorain Holdings, Inc., a Cayman Islands company that is 100% owned by us (“ILH”), Shandong Greenpia Foodstuff Co., Ltd., a business company incorporated in the PRC (“Shandong Greenpia”), Beijing Lorain Co., Ltd., a business company incorporated in the PRC (“Beijing Lorain”) and Luotian Lorain Co., Ltd., a business company incorporated in the PRC (“Luotian Lorain”), entered into a share exchange agreement (the “Sale Agreement”).

The Sale Agreement provides for:

•	the sale of 100% of the equity interest in ILH by us to Mr. Chen (the “Disposition”); and
•

the purchase of (A) 50% of the issued and outstanding shares of Shandong Greenpia, (B) 30% of Beijing Lorain and (C) 100% of the issued and outstanding shares of Luotian Lorain (collectively, the “Planet Green Shares”) by Planet Green from ILH (the “Exchange” and, collectively with the Disposition, the “Sale Transaction”).

The Planet Green Shares will be directly owned by Planet Green, and indirectly by us, following the closing of the Sale Transaction.

Amended and Restated Securities Purchase Agreement

On August 8, 2018, the Company entered into an amended and restated securities purchase agreement with Yimin Jin, our chief strategy officer and director, and Hongxiang Yu, our chairman nominee and director, pursuant to which the Purchasers agreed to invest an aggregate of $10 million in the Company in exchange for an aggregate of 58,823,530 shares of our common stock, representing a purchase price of $0.17 per share. The agreement contains customary representations and warranties by the Company and customary closing conditions. In addition, the closing of the transaction is conditioned upon (i) the consummation of the Sale Transaction, which transaction is subject to the approval of our stockholders at our 2018 annual meeting, (ii) the re-election of Messrs. Jin and Yu to the Company’s board of directors at our 2018 annual meeting and (iii) the approval of certain amendment to our charter, to change the name of our company and to effect a stock split of the outstanding shares of our common stock, at our 2018 annual meeting. If consummated, the Company expects to use the proceeds of the financing for general corporate purposes. We also believe that, if consummated, the Sale Transaction will improve our balance sheet.

Departure of Certain Directors

Effective August 9, 2018, Si Chen and Maoquan Wei, two of the directors serving on our Board of Directors, informed the Board of Directors that they have decided not to be candidates for an additional term as director, due to personal professional reasons and not due to any disagreements with the Board, management or the Company.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit	Description
No.

10.1	Securities Purchase Agreement, dated July 12, 2018, by and among American Lorain Corporation, Yunpeng Zhang and Zhongquan Sun.*

10.2	Amended and Restated Securities Purchase Agreement, dated August 8, 2018, by and among American Lorain Corporation, Yimin Jin and Hongxiang Yu.*

10.3

Share Exchange Agreement, dated August 8, 2018, by and among American Lorain Corporation, Si Chen, Planet Green Holdings Corp., Junan Hongrun Foodstuff Co., Ltd., Shandong Lorain Co., Ltd., International Lorain Holdings, Inc., Shandong Greenpia Foodstuff Co., Ltd., Beijing Lorain Co., Ltd. and Luotian Lorain Co., Ltd.*

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

Date: August 14, 2018

AMERICAN LORAIN CORPORATION
/s/ Si Chen
Si Chen
Chief Executive Officer
(Chief Executive Officer)

/s/ Yunqiang Sun
Yunqiang Sun
Chief Financial Officer
(Chief Financial Officer)