Form 10-Q
period 2018-09-30
Planet Green Holdings Corp.
filed 2018-11-19
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.001-34449

PLANET GREEN HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0430320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 901, Building 6
No. 1678 Jinshajiang Road
Putuo District, Shanghai, China
(Address, including zip code, of principal executive offices)

(86) 21-3258 3578
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
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]	Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The numbers of shares outstanding of the issuer’s class of common stock as of September 30, 2018 was 3,143,141.

FORM 10-Q
For the Quarterly Period Ended September 30, 2018

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

i

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

2.     “ALN” refers to, Planet Green Holdings Corp., a Nevada corporation (formerly known as Millennium Quest, Inc. and American Lorain Corporation).

3.     “Athena” refers to Athena*, a limited liability company organized under the laws of France that is majority- owned by Junan Hongrun.

4.     “ILH” refers to International Lorain Holding, Inc., a Cayman Islands company that is wholly - owned by ALN.

5.     “Junan Hongrun” refers to Junan Hongrun Foodstuff Co., Ltd.

6.     “Luotian Lorain***” refers to Luotian Lorain Co., Ltd.

7.     “Beijing Lorain***” refers to Beijing Lorain Co., Ltd.

8.     “Shandong Lorain” refers to Shandong Lorain Co., Ltd.

9.     “Dongguan Lorain” refers to Dongguan Lorain Co., Ltd.

10.     “Planet Green BVI” refers to Planet Green Holdings Corporation.

11.     “Jianshi Technology” refers to Jianshi Technology Holding Limited.

12.     “Shandong Greenpia***” refers to Shandong Greenpia Foodstuff Co., Ltd.

13.     “Shenzhen Lorain**” refers to Lorain Foodstuff (Shenzhen) Co., Ltd.

14.     “Shanghai Xunyang” refers to Shanghai Xunyang Internet Technology Co., Ltd.

15.     “Taishan Muren***” refers to Taishan Muren Agriculture Co. Ltd.

16.     “RMB” refers to Renminbi, the legal currency of China.

17.     “U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

18.     “China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong and Macau).

*On August 8, 2015, the Company re-organized its French operations by merging the operations of Conserverie Minerve into its immediate parent and 100% shareholder Athena, and concurrently, Athena wound up and dissolved Conserverie Minerve. Athena subsequently changed its own legal name to Conservie Minerve to continue its business.

**On December 14, 2017, the Company formed Shenzhen Lorain as a limited company under the laws of the PRC. Through Shandong Greenpia, the Company entered into exclusive arrangements with Shenzhen Lorain and its shareholders that give the Company the ability to substantially influence Shenzhen Lorain’s daily operations and financial affairs and appoint its senior executives. The Company is considered the primary beneficiary of Shenzhen Lorain and it consolidates its accounts as a VIE. On September 27, 2018, the mentioned exclusive arrangement were terminated.

ii

*** On September 27, 2018, through Shanghai Xunyang Internet Technology Co. Ltd., the Company entered into exclusive arrangements with Beijing Lorain Co., Ltd., Luotian Lorain Co., Ltd., Shandong Greenpia Foodstuff Co., Ltd., Taishan Muren Agriculture Co. Ltd., and Lorain Foodstuff (Shenzhen) Co., Ltd. and its shareholders that give the Company the ability to substantially influence Shenzhen Lorain’s daily operations and financial affairs and appoint its senior executives. The Company is considered the primary beneficiary of these companies and it consolidates its accounts as a VIE.

iii

ITEM 1. Financial Statements

PLANET GREEN HOLDING CORP.

(FORMERLY KNOWN AS AMERICAN LORAIN CORPORATION)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(Stated in US Dollars)

PLANET GREEN HOLDINGS CORP.
(F/K/A AMERICAN LORAIN CORPORATION)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(Stated in US Dollars)

	2018	2017
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$109,355	$85,493
Restricted cash	436,902	-
Short-term investments	3,815,541	-
Trade receivables, net	1,522,935	729,919
Inventories	6,448,871	10,593,403
Advances and prepayments to suppliers	448,276	3,129,435
Other receivables and other current assets	2,771,309	1,612,682
Related party receivable	1,554,727	-
Prepaid taxes	406,649	-
Discontinued operations – current assets held for sale	-	790,550
Total current assets	$17,514,565	$16,941,482

Non-current assets
Investments	6,891,240	-
Plant and equipment, net	8,806,837	36,663,290
Intangible assets, net	894,000	13,167,870
Construction in progress, net	1,262,727	819,301
Discontinued operations – long term assets held for sale	-	896,099
Total Assets	$35,369,369	$68,488,042

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$5,047,110	$23,773,780
Long-term debt – current portion	-	30,511,656
Capital lease – current portion	-	1,074,829
Accounts payable	1,899,367	4,150,604
Taxes payable	75,327	355,142
Accrued liabilities and other payables	2,707,878	9,317,038
Customers deposits	416,896	485,295
Related party payable	9,240	-
Discontinued operations - liabilities	-	9,610,994
Total current liabilities	$10,155,818	$79,279,338

Stockholders’ Equity/(Deficiency)
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 3,143,141 and 1,530,980 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3,143	1,531
Additional paid-in capital	64,824,886	57,888,993
Statutory reserves	2,810,953	25,103,354
Accumulated deficit	(52,905,390)	(99,628,547)
Accumulated other comprehensive income	7,887,909	13,588,726
Non-controlling interests	2,592,050	(7,745,353)
Total Stockholders’ Equity/(Deficiency)	$25,213,551	$(10,791,296)
Total Liabilities and Stockholders’ Equity	$35,369,369	$68,488,042

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
(F/K/A AMERICAN LORAIN CORPORATION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Stated in US Dollars)

	Three months ended September		For the nine months ended
	30,		September 30,
	2018	2017	2018	2017

Net revenues	$744,131	$875,574	$2,461,448	$4,060,100
		252,268
Cost of revenues	574,278		1,617,308	3,480,759
Gross profit	169,853	623,306	844,140	579,341

Operating expenses:
Selling and marketing expenses	8,953	34,330	61,945	4,491,272
General and administrative expenses	743,200	2,232,225	1,483,803	2,514,175
Total operating expenses	752,153	2,266,555	1,545,748	7,005,447

Operating (loss) income	(582,300)	(1,643,249)	(701,608)	(6,426,106)

Other income (expenses):

Government subsidy	-	7,037	-	587,743

Interest income	-	214,185	245	1,308
Interest expense	(712,686)	-	(713,409)	(1,430,217)

Other income		6,280,690	9,089	2,956,428
Other expenses	(8,618,204)	-	(8,634,106)	(1,914,496)
Gain (loss) from investment	56,703,834	-	56,714,094	-
	47,372,944	6,501,912	47,375,913	200,766

Income/(loss) before taxes from continuing operations	46,790,644	4,858,663	46,674,305	(6,225,340)

Provision for income taxes expense/(income)	(49,336)	156,635	(49,336)	156,636

(Loss)/income from continuing operations	46,839,980	4,702,028	46,723,641	(6,381,976)

Discontinued operations:
(Loss) from discontinued operations	-	(397,539)	-	(7,112,707)
Provision for income taxes	-	-	-	-
(Loss) from discontinued	-	(397,539)	-	(7,112,707)
operations, net of taxes

Net income (loss)	$46,839,980	$4,304,489	$46,723,641	$(13,494,683)
Net income available (loss attributable) to:
- Common shareholders	46,839,980	4,570,667	46,723,641	(11,859.936)
- Non-controlling interests	-	(266,178)	-	(1,634,747)

Other comprehensive income:
Foreign currency translation gain (loss)	5,839,990	1,315,392	(5,700,817)	4,381,290

Comprehensive income (loss)	$52,679,970	$5,619,881	$41,022,824	$(9,113,393)
Income/(loss) per share from continuing operations - Basic and diluted	$17.26	$3.07	$20.39	$(4.16)

Income (loss) per share from discontinued operations - Basic and diluted	$-	$(0.17)	$-	$(4.65)

Income (loss) per share - Basic and diluted	$17.26	$2.81	$20.39	$(8.81)

Basic and diluted weighted average shares outstanding	2,713,632	1,530,980	2,291,075	1,530,980

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
(F/K/A AMERICAN LORAIN CORPORATION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(STATED IN US DOLLARS)

	For the nine months ended
	September 30,
	2018	2017
Cash flows from operating activities
Net income/(loss)	$46,723,641	$(6,381,976)
Adjustments to reconcile net income to net cash sourced (used) in operating activities:
Gain from disposal of investment and subsidiaries	(61,185,851)	-
Adjustment to retained earnings as a result of disposal of subsidiaries	(97,172)	-
Depreciation and amortization expense	55,495	2,294,448
Decrease in accounts and other receivables	(1,211,552)	1,937,550
Decrease in related party receivables	33,654,245	-
Decrease /(increase) in inventories	(340,243)	(10,723,104)
Decrease/(increase) in advance to suppliers	(2,915)	21,898,311
Decrease/(increase) in prepayment	114,205	(535,226)
Increase/(decrease) in accounts and other payables	1,612,931	(1,081,393)
Increase/(decrease) in taxes payable	79,395	88,883
Increase/(decrease) in related party payable	(28,028,524)	-
Increase in customer deposits	150,738	1,769,595
Net cash provided by (used in) operating activities	(8,427,021)	9,267,088

Cash flows from investing activities
Decrease/(increase) in restricted cash	(460,569)	-
Purchase of short-term investments	(3,815,541)
Purchase of plant and equipment	(2,401)	-
Payment of construction in progress	-	(9,352,282)
Sale of intangible assets	1,068,320	-
Payment for deposits	(2,216,906)	-
Net cash (used in) provided by investing activities	$(5,427,097)	$(9,352,282)

Cash flows from financing activities
Proceeds from issuance of common stock	6,052,232	-
Increase in additional paid in capital	9,469,423
Repayment of bank borrowings	-	(271,859)
Proceeds from related party receivables	(1,593,387)	-
Net cash provided by financing activities	$13,928,268	$(271,859)

Net decrease in cash and cash equivalents	25,564	(357,053)

Effect of foreign currency translation on cash and cash equivalents	(1,702)	34,238

Cash and cash equivalents–beginning of year	85,493	426,054

Cash and cash equivalents–end of year	$109,355	$103,239

Supplementary cash flow information:
Interest received	$245	$70
Interest paid	$-	$513,825
Income taxes paid	$-	$310,820

NON-CASH TRANSACTIONS
Issuance of shares to purchase investment	$1,400,000	$-

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
(F/K/A AMERICAN LORAIN CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(Stated in US Dollars)

1.	Organization and Principal Activities

Planet Green Holdings Corp. formerly known as American Lorain Corporation (the “Company” or “PLAG”) is registered as a corporation in the state of Nevada. The Company conducts its primary business activities through its subsidiaries located in the People’s Republic of China, including its new acquired operating subsidiary Taishan Muren Agriculture Co. Ltd. Those subsidiaries grow, develop, manufacture, and market fresh foods and spices, convenience foods, chestnut products, and frozen foods.

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

Principles of consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Company, and its subsidiaries, which are listed below:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Planet Green Holdings Corporation	British Virgin Islands	100	$10,000
JianShi Technology Holding Limited	Hong Kong	100	1,277
Shanghai Xunyang Internet Technology Co. Ltd.	PRC	100	669,919
Beijing Lorain Co., Ltd.	PRC	VIE	1,540,666
Luotian Lorain Co., Ltd.	PRC	VIE	3,797,774
Shandong Greenpia Foodstuff Co., Ltd.	PRC	VIE	2,303,063
Taishan Muren Agriculture Co. Ltd.	PRC	VIE	1,913,049
Lorain Foodstuff (Shenzhen) Co., Ltd.	PRC	VIE	500,000

Management has eliminated all significant inter-company balances and transactions in preparing the accompanying consolidated financial statements. Ownership interests of subsidiaries that the Company does not wholly-own are accounted for as non-controlling interests.

On May 18, 2018, the Company incorporated Planet Green Holdings Corporation (“Planet Green BVI”), a limited company incorporated in the British Virgin Islands. On September 28, 2018, Planet Green BVI acquired JianShi Technology Holding Limited, a limited company, incorporated in Hong Kong on February 21, 2012 and Shanghai Xunyang Internet Tech Co. Ltd., a wholly-owned foreign entity incorporated in Shanghai, PRC on August 29, 2012. The formation and acquisition of these companies was to implement the Company’s restructuring plans.

On September 28, 2018, the Company was restructured by disposing its equity interest in International Lorain and its subsidiaries to the former Chairman, Mr. Si Chen, and re-acquiring certain equity interest in subsidiaries; namely, Shandong Greenpia, Beijing Lorain, and Luotian Lorain, indirectly through Planet Green BVI. Please refer to Form 8-K filed on October 2, 2018. The Company entered into exclusive arrangements with Shandong Greenpia, Luotian Lorain, Taishan Muren, and Shenzhen Lorain and its shareholders that give the Company the ability to substantially influence its daily operations and financial affairs. The Company entered into exclusive arrangements with Beijing Lorain; however, does not have significant influence and is accounted for as equity method investment. The Company is the primary beneficiary of Shandong Greenpia, Luotian Lorain, Taishan Muren, and Shenzhen Lorain; therefore, it consolidates its accounts as a VIE.

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

On December 14, 2017, the Company formed Shenzhen Lorain as a limited company under the laws of the PRC. Through Shandong Greenpia, the Company entered into exclusive arrangements with Shenzhen Lorain and its shareholders that give the Company the ability to substantially influence Shenzhen Lorain’s daily operations and financial affairs and appoint its senior executives. The Company is considered the primary beneficiary of Shenzhen Lorain and it consolidates its accounts as a VIE. The Company’s arrangements with Shenzhen Lorain consist of the following agreements:

a.	Consultation and Service Agreement, dated December 14, 2017. Under this agreement entered into between Shandong Greenpia Foodstuff Co., Ltd. and Lorain Foodstuff (Shenzhen) Co., Ltd.
b.	Business Cooperation Agreement, dated December 14, 2017. Under this agreement entered into between Shandong Greenpia Foodstuff Co., Ltd. and Lorain Foodstuff (Shenzhen) Co., Ltd.
c.	Equity Pledge Agreement, dated December 14, 2017. Under this agreement entered into between Mingyue Cai, Shandong Greenpia Foodstuff Co., Ltd., and Lorain Foodstuff (Shenzhen) Co., Ltd.
d.	Equity Option Agreement, dated December 14, 2017. Under this agreement entered into between Mingyue Cai, Shandong Greenpia Foodstuff Co., Ltd., and Lorain Foodstuff (Shenzhen) Co., Ltd.
e.

Voting Rights Proxy and Financial Supporting Agreement dated December 14, 2017. Under this agreement entered into between Mingyue Cai, Shandong Greenpia Foodstuff Co., Ltd., and Lorain Foodstuff (Shenzhen) Co., Ltd.

On September 27, 2018, the above agreements were terminated due to the Company’s restructuring and Shenzhen Lorain was no longer a variable interest entity under Shandong Greenpia.

On September 27, 2018, through Shanghai Xunyang Internet Technology Co. Ltd., the Company entered into exclusive arrangements with Beijing Lorain Co., Ltd., Luotian Lorain Co., Ltd., Shandong Greenpia Foodstuff Co., Ltd., Taishan Muren Agriculture Co. Ltd., and Lorain Foodstuff (Shenzhen) Co., Ltd. and its shareholders that give the Company the ability to substantially influence Shenzhen Lorain’s daily operations and financial affairs and appoint its senior executives. The Company is considered the primary beneficiary of these companies and it consolidates its accounts as a VIE. The Company’s arrangements with Beijing Lorain Co., Ltd., Luotian Lorain Co., Ltd., Shandong Greenpia Foodstuff Co., Ltd., Taishan Muren Agriculture Co. Ltd., and Lorain Foodstuff (Shenzhen) Co., Ltd. consist of the following agreements:

a.

Consultation and Service Agreement, dated September 27, 2018. Under this agreement entered into between Shanghai Xunyang Internet Technology Co. Ltd. and each respective entity; namely, Beijing Lorain Co., Ltd., Luotian Lorain Co., Ltd., Shandong Greenpia Foodstuff Co., Ltd., Taishan Muren Agriculture Co. Ltd., and Lorain Foodstuff (Shenzhen) Co., Ltd.

b.

Business Cooperation Agreement, dated September 27, 2018. Under this agreement entered into between Shanghai Xunyang Internet Technology Co. Ltd. and each respective entity;namely, Beijing Lorain Co., Ltd., Luotian Lorain Co., Ltd., Shandong Greenpia Foodstuff Co., Ltd., Taishan Muren Agriculture Co. Ltd., and Lorain Foodstuff (Shenzhen) Co., Ltd.

c.

Equity Pledge Agreement, dated September 27, 2018. Under this agreement entered into between International Lorain Holding, Inc., Shanghai Xunyang Internet Technology Co. Ltd., and Beijing Lorain Co., Ltd.

d.

Equity Pledge Agreement, dated September 27, 2018. Under this agreement entered into between International Lorain Holding, Inc., Shanghai Xunyang Internet Technology Co. Ltd., and Luotian Lorain Co., Ltd.

e.

Equity Pledge Agreement, dated September 27, 2018. Under this agreement entered into between International Lorain Holding, Inc., Shanghai Xunyang Internet Technology Co. Ltd., and Shandong Greenpia Foodstuff Co.

f.

Equity Pledge Agreement, dated September 27, 2018. Under this agreement entered into between Shenzhen Jiamingrui Xinnong Co., Ltd., Shanghai Xunyang Internet Technology Co. Ltd., and Taishan Muren Agriculture Co. Ltd.

g.	Equity Pledge Agreement, dated September 27, 2018. Under this agreement entered into between Mingyue Cai, Shanghai Xunyang Internet Technology Co. Ltd., and Lorain Foodstuff (Shenzhen) Co., Ltd.
h.

Equity Option Agreement, dated September 27, 2018. Under this agreement entered into between International Lorain Holding, Inc., Shanghai Xunyang Internet Technology Co. Ltd., and Beijing Lorain Co., Ltd.

i.

Equity Option Agreement, dated September 27, 2018. Under this agreement entered into between International Lorain Holding, Inc., Shanghai Xunyang Internet Technology Co. Ltd., and Luotian Lorain Co., Ltd.

j.

Equity Option Agreement, dated September 27, 2018. Under this agreement entered into between International Lorain Holding, Inc., Shanghai Xunyang Internet Technology Co. Ltd., and Shandong Greenpia Foodstuff Co.

k.

Equity Option Agreement, dated September 27, 2018. Under this agreement entered into between Shenzhen Jiamingrui Xinnong Co., Ltd., Shanghai Xunyang Internet Technology Co. Ltd., and Taishan Muren Agriculture Co. Ltd.

l.	Equity Option Agreement, dated September 27, 2018. Under this agreement entered into between Mingyue Cai, Shanghai Xunyang Internet Technology Co. Ltd., and Lorain Foodstuff (Shenzhen) Co., Ltd.
m.

Voting Rights Proxy and Financial Supporting Agreement dated September 27, 2018. Under this agreement entered into between International Lorain Holding, Inc., Shanghai Xunyang Internet Technology Co. Ltd., and Beijing Lorain Co., Ltd.

n.

Voting Rights Proxy and Financial Supporting Agreement dated September 27, 2018. Under this agreement entered into between International Lorain Holding, Inc., Shanghai Xunyang Internet Technology Co. Ltd., and Luotian Lorain Co., Ltd.

o.

Voting Rights Proxy and Financial Supporting Agreement dated September 27, 2018. Under this agreement entered into between International Lorain Holding, Inc., Shanghai Xunyang Internet Technology Co. Ltd., and Shandong Greenpia Foodstuff Co.

p.

Voting Rights Proxy and Financial Supporting Agreement dated September 27, 2018. Under this agreement entered into between Shenzhen Jiamingrui Xinnong Co., Ltd., Shanghai Xunyang Internet Technology Co. Ltd., and Taishan Muren Agriculture Co. Ltd.

q.

Voting Rights Proxy and Financial Supporting Agreement dated September 27, 2018. Under this agreement entered into between Mingyue Cai, Shanghai Xunyang Internet Technology Co. Ltd., and Lorain Foodstuff (Shenzhen) Co., Ltd.

As of September 30, 2018, the following entities were de-consolidated from the structure as a result of the sale agreement executed on September 28, 2018:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
International Lorain Holding Inc.	Cayman Islands	100.0	$46,659,135
Junan Hongrun Foodstuff Co., Ltd.	PRC	100.0	44,861,741
Shandong Lorain Co., Ltd.	PRC	80.2	12,123,985
Dongguan Lorain Co., Ltd.	PRC	100.0	149,939

Discontinued operations

In 2017, the Company discontinued the operations in Shandong Lorain Co. Ltd. and Dongguan Lorain Co., Ltd. As a result, the financial results of these two subsidiaries are presented as discontinued operations.

In the first quarter of 2018, the Company’s board of directors resolved to discontinue the operations of Junan Hongrun Foodstuff Co. Ltd.

As of September 30, 2018, the Company disposed International Lorain Holding Inc. and its subsidiaries: Junan Hongrun Foodstuff Co., Ltd., Shandong Lorain Co., Ltd., Dongguan Lorain Co., Ltd. as a result of the sale agreement. Refer to Form 8-K filed on October 2, 2018.

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

Planet Green Holdings Corporation
(f/k/a American Lorain Corporation)
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

Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. The Company typically applies a salvage value of 0% to 10%. The estimated useful lives of the plant and equipment are as follows:

Planet Green Holdings Corporation
(f/k/a American Lorain Corporation)
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

Planet Green Holdings Corporation
(f/k/a American Lorain Corporation)
Notes to Financial Statements

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are the Renminbi (RMB). The Company’s assets and liabilities are translated into United States dollars from RMB at year-end exchange rates, and its revenues and expenses are translated at the average exchange rate during the period. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	9/30/2018	12/31/2017	9/30/2017
Period/year end RMB: US$ exchange rate	6.8665	6.5067	6.6545
Period/annual average RMB:
US$ exchange rate	6.5137	6.6133	6.8057

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

Planet Green Holdings Corporation
(f/k/a American Lorain Corporation)
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

Planet Green Holdings Corporation
(f/k/a American Lorain Corporation)
Notes to Financial Statements

3.	Restricted Cash

Restricted cash represents interest bearing deposits placed with banks to secure banking facilities in the form of loans and notes payable. The funds are restricted from immediate use and are designated for settlement of loans or notes when they become due.

4.	Short-term investments

On September 20, 2018, the Company purchased a short-term debt investment in the amount of USD $3,815,541 (RMB26,200,000) issued by Shenzhen Zhongjin Guotai Equity Investment Fund Management Co., Ltd. The investment bears a fixed return of 8% per annum. The investment matures on December 19, 2018. The Board of Directors approved this transaction as a part of the Company’s cash management and short-term investment strategy.

5.	Trade Receivables

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets and wholesalers; international customers are typically extended 90 days credit.

	9/30/2018	12/31/2017
Trade accounts receivable	$2,031,180	$1,534,856
Less: Allowance for doubtful accounts	(508,245)	(804,937)
	$1,522,935	$729,919

Allowance for doubtful accounts:
Beginning balance	$(804,937)	$(695,547)
Additions to allowance	-	109,390
Bad debt written-off	296,692	-
Ending balance	$(508,245)	$(804,937)

6.	Inventories

Inventories consisted of the following as of September 30, 2018 and December 31, 2017

	9/30/2018	12/31/2017
Raw materials	$2,455,404	$2,846,507
Work in progress	195,257	-
Finished goods	3,798,210	7,746,896
	$6,448,871	$10,593,403

7.	Investment

The Company’s investment is comprised of 30% of equity interest in Beijing Lorain after the Company’s restructuring.

8.	Plant and Equipment

Property, plant, and equipment consisted of the following as of September 30, 2018 and December 31, 2017:

	9/30/2018	12/31/2017
At Cost:
Buildings	$10,119,295	$47,004,352
Machinery and equipment	1,299,557	6,096,099
Office equipment	62,581	433,451
Motor vehicles	26,331	162,330
Biological assets	1,608,318	-
	$13,116,082	$53,696,232

Less: Accumulated depreciation	(4,309,245)	(17,032,942)

	$8,806,837	$36,663,290

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $250,591 and $1,497,637, respectively.

9.	Other receivables and other current assets

As of September 30, 2018, other receivables and other current assets was primarily deposits paid to an unrelated party to purchase land use rights and real property.

Planet Green Holdings Corporation
(f/k/a American Lorain Corporation)
Notes to Financial Statements

10.	Intangible Assets

	9/30/2018	12/31/2017
At Cost:
Land use rights	$1,249,045	$15,366,444
Less: Accumulated amortization	(355,045)	(2,198,574)
	$894,000	$13,167,870

All land is owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years. Amortization expense for the nine months ended September 30, 2018 and 2017 was $24,291 and $796,811, respectively.

11.	Goodwill

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

12.	Bank Loans

Bank loans include bank overdrafts, short-term bank loans, and current portion of long-term loan, which consisted of the following as of September 30, 2018 and December 31, 2017:

Short-term Bank Loans	9/30/2018	12/31/2017

Loan from Industrial and Commercial Bank of China,
• Interest rate at 6.955% per annum; due 4/20/2016	-	3,838,005
• Interest rate at 4.30% per annum; due 4/30/2017	-	1,152,658
• Interest rate at 4.30% per annum; due 5/30//2017	-	1,211,059
• Interest rate at 4.30% per annum; due 6/29/2017	-	1,152,658
• Interest rate at 4.30% per annum; due 8/2/2017	-	1,014,339

Loan from China Minsheng Bank Corporation, Linyi Branch
•Interest rate at 5.98% per annum due 9/22/2016	-	1,535,340

Loan from Agricultural Bank of China, Luotian Branch
• Interest rate at 5.65% per annum due 4/22/2017	1,456,339	1,536,877

Luotian Sanliqiao Credit Union,
• Interest rate at 9.72% per annum due 1/14/2017	1,456,339	1,536,877
• Interest rate at 9.72% per annum due 2/4/2017	436,902	461,063
• Interest rate at 9.72% per annum due 9/7/2017	87,380	92,213

Bank of Ningbo,
• Interest rate at 7.80% per annum due 10/27/2016	-	1,229,502

Hankou Bank, Guanggu Branch,
• Interest rate at 6.85% per annum due 10/24/2016	1,318,883	1,391,820

Postal Savings Bank of China,
• Interest rate at 9.72% per annum due 7/27/2016	392,951	399,588

China Construction Bank,
• Interest rate at 6.18% per annum due 11/29/2016	-	768,439

Huaxia Bank,
• Interest rate at 5.66% per annum due 5/19/2017	-	1,536,877

City of Linyi Commercial Bank, Junan Branch,
• Interest rate at 8.4% per annum due 2/16/2016	-	1,535,334
• Interest rate at 8.4% per annum due 11/24/2016	-	3,073,756

Hubei Jincai Credit and Financial Services Co. Ltd.
• Interest rate at 9.00% per annum due 1/12/2017	291,267	307,375
	$5,047,110	$23,773,780

Planet Green Holdings Corporation
(f/k/a American Lorain Corporation)
Notes to Financial Statements

The short-term loans, which are denominated in Renminbi and Euros, were primarily obtained for general working capital. If not otherwise specifically indicated above, short-term bank loans are guaranteed either by other companies within the group, or by personnel in senior management positions within the group. As of September 30, 2018, all short-term loans have been in default and have not been repaid. The Company is in negotiations to renew these loans or modify the repayment terms and principal amount due.

As of September 30, 2018, as a result of the disposal of International Lorain Holding Inc. and its subsidiaries: Junan Hongrun Foodstuff Co., Ltd., Shandong Lorain Co., Ltd., Dongguan Lorain Co., Ltd., the Company is no longer liable for certain bank loans as they have been transferred to Mr. Si Chen, the former chairman.

13.	Current Portion – Long Term Debt

Current portions of notes payable, debentures, and long-term debt consisted of the following as of September 30, 2018 and December 31, 2017:

	9/30/2018	12/31/2017
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	$-	$9,517,882

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	-	15,368,774
Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2015	-	1,875,000
• Interest rate at 5.510% per annum due 9/15/2015	-	1,875,000
• Interest rate at 5.510% per annum due 3/15/2016	-	1,875,000

	$-	$30,511,656

The Company began repaying principal and interest on the loan with DEG in semi-annual installments on December 15, 2012. As of September 30, 2018 and December 31, 2017, the Company had not repaid any principal nor interest. The loan was collateralized with the following terms:

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

As a result of disposal of International Lorain and the subsidiaries, The Company is in default of the debentures that were issued by Guoyuan Securities and Daiwa SSC Securities and negotiating with the debenture holders to extend repayment terms.

As of September 30, 2018, as a result of the disposal of International Lorain Holding Inc. and its subsidiaries: Junan Hongrun Foodstuff Co., Ltd., Shandong Lorain Co., Ltd., Dongguan Lorain Co., Ltd., the Company is no longer liable for certain bank loans as they have been transferred to Mr. Si Chen, the former chairman.

14.	Equity

On December 28, 2017, the Company entered into a securities purchase agreement, pursuant to which Yi Li and Beili Zhu, each an individual residing in the People’s Republic of China, agreed to invest an aggregate of $1.275 million in the Company in exchange for an aggregate of 300,000 shares of the Company’s common stock, representing a purchase price of $4.25 per share. The transaction closed on January 23, 2018.

On April 14, 2018, the Company entered into a securities purchase agreement, pursuant to which Zongqi Shi, Aidi Zhang, Qiong Chen, Yi Li, Beili Zhu, Yanbo Wang, Jinhui Chen and Guoyang Zeng, each an individual residing in the People’s Republic of China, agreed to invest an aggregate of $1.629 million in the Company in exchange for an aggregate of 362,000 shares of the Company’s common stock, representing a  purchase price of $4.50 per share. The transaction closed on August 10, 2018.

On April 24, 2018, the Company entered into a securities purchase agreement, pursuant to which Xiupin Cai, an individual residing in the People’s Republic of China, agreed to invest an aggregate of $1,800,000 million in the Company in exchange for an aggregate of 400,000 shares of the Company’s common stock, representing a purchase price of $4.50 per share. The transaction closed on August 10, 2018.

On July 12, 2018, the Company entered into a securities purchase agreement, pursuant to which Yunpeng Zhang and Zhongquan Sun, individuals residing in the People’s Republic of China, agreed to invest an aggregate of $750,000 in the Company in exchange for an aggregate of 150,000 shares of the Company’s common stock, par value $0.001 per share, representing a purchase price of $5.00 per share. The transaction closed on August 2, 2018.

On September 25, 2018, the Company and Shanghai Xunyang Internet Technology Co., Ltd., a subsidiary of the Company, entered into a Share Exchange Agreement with Taishan Muren Agriculture Co. Ltd., a limited liability company registered in China, and Shenzhen Jiamingrui New Agriculture Co., Ltd., a limited liability company registered in China, the sole shareholder of the Taishan Muren Agriculture Co. Ltd., pursuant to which, among other things and subject to the terms and conditions contained therein, the Subsidiary agreed to effect an acquisition of Taishan Muren Agriculture Co. Ltd. by acquiring from Shenzhen Jiamingrui New Agriculture Co., Ltd. all outstanding equity interests of Taishan Muren Agriculture Co. Ltd.

Pursuant to the Share Exchange Agreement, in exchange for the transfer of all of the outstanding shares of Taishan Muren Agriculture Co. Ltd, the Company agreed to issue 400,000 shares, a post-reverse stock split amount, of the Company’s common stock to Shenzhen Jiamingrui New Agriculture Co., Ltd. The share issuance was accounted for as of September 30, 2018 although the shares for subsequently issued on October 1, 2018.

On September 28, 2018, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to effect a reverse stock split of its common stock at a ratio of twenty-five-for-one (25-for-1). The financing transactions listed above are presented as of the reverse stock split had already taken place.

There were 3,143,141 shares of common stock outstanding as of September 30, 2018, which includes the 400,000 shares issued to Shenzhen Jiamingrui New Agriculture Co., Ltd. for the acquisition of Taishan Muren Agriculture Co. Ltd.

For the nine months ended September 30, 2017 and 2018, the Company had not issued shares as stock compensation to employees.

15.	Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses following as of September 30, 2018 and 2017:

	9/30/2018	9/30/2017
Loss attributed to PRC continuing operations	$(283,668)	$(6,163,090)
Income/(loss) attributed to U.S. operations	46,439,953	(62,250)
Income/(loss) before tax	$46,723,641	$(6,225,340)

PRC Statutory Tax at 25% Rate	-	-
Effect of tax exemption granted	-	-
Income tax	$(49,336)	$156,636

Per Share Effect of Tax Exemption

	9/30/2018	9/30/2017
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	2,291,075	1,530,380
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows of September 30, 2018 and 2017:

	9/30/2018	9/30/2017
U.S. federal statutory income tax rate	21%	35%
Higher (lower) rates in PRC, net	4%	-10%
Non-recognized deferred tax benefits in the PRC	-25%	-27.54%
The Company’s effective tax rate	0%	-2.54%

16.	Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the nine months ended
	September 30,
	2018	2017
Basic and diluted (loss) earnings per share numerator:
Income/(loss) from continuing operations (attributable) available to common stockholders	$46,723,641	(6,381,976)
(Loss) income from discontinued operations (attributable) available to common stockholders	-	(5,477,960)
(Loss) income (attributable) available to common stockholders	46,723,641	(11,859,936)

Basic and diluted (loss) earnings per share denominator:
Original Shares:	1,530,980	1,530,980
Additions from Actual Events -Issuance of Common Stock	2,752,941	-
Basic Weighted Average Shares Outstanding	2,291,075	1,530,980

Income/(loss) per share from continuing operations - Basic and diluted	20.39	(4.16)

Income/(loss) per share from discontinued operations - Basic and diluted	-	(4.65)

Income/(loss) per share - Basic and diluted	20.39	(8.81)

Weighted Average Shares Outstanding - Basic and diluted	2,291,075	1,530,980

Planet Green Holdings Corporation
(f/k/a American Lorain Corporation)
Notes to Financial Statements

17.	Lease Commitments

For the year ended December 31, 2016, the Company entered into four operating lease agreements leasing two plots of land where biological assets are grown, two offices, and farming facilities. For the year ended December 31, 2017, Taishan Muren Agriculture Co. Ltd. entered into three operating lease agreements leasing three additional plots of land where biological assets are grown.

The leases entered and expires as follows:

Lease	Date Commenced	Date of expiration
Lease #1	March 1, 2016	February 28, 2031
Lease #2	March 1, 2016	February 28, 2031
Lease #3	March 1, 2016	February 28, 2031
Lease #4	November 1, 2016	November 1, 2019
Lease #5	January 1, 2017	February 28, 2031
Lease #6	January 1, 2017	February 28, 2031
Lease #7	January 1, 2018	February 28, 2031

The minimum future lease payments for these properties at September 30, 2018 are as follows:

Period	Lease Payable
Year 1	$220,631
Year 2	220,485
Year 3	220,456
Year 4	220,456
Year 5	220,456
Thereafter	1,635,050
$2,737,534

The outstanding lease commitments for the leases listed above as of September 30, 2018 was $2,737,534.

American Lorain Corporation
Notes to Financial Statements

18.	Risks

A.	Credit risk

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

19.	Subsequent Events

On August 8, 2018, the Company entered into an amended and restated securities purchase agreement with Yimin Jin, the Company’s chief strategy officer and director, and Hongxiang Yu, the Company’s chairman, chief executive officer and president (collectively, the “purchasers”), pursuant to which the purchasers agreed to invest an aggregate of $10 million in the Company in exchange for an aggregate of 2,352,942 shares (on a post-reverse stock split basis) of the Company’s common stock, representing a purchase price of approximately $4.25 per share.

On October 16, 2018, the Company closed the Financing, which was approved at the Company's 2018 annual meeting of stockholders held on September 26, 2018. At the closing, the Company received gross proceeds of $10,000,000 in the aggregate, in exchange for the issuance of the shares.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

Overview

Historically, we have been an integrated food manufacturing company headquartered in China. We have developed, manufactured and sold the following types of food products:

•	Chestnut products;
•	Convenience foods (including ready-to-cook, or RTC, foods, and, ready-to-eat, or RTE, foods); and
•	Frozen food products.

We conduct our production activities in China. Our products are sold in the Chinese domestic markets.

Following our recent restructuring and acquisition, which are described below under “—Recent Developments,” we still maintain certain of our old operations and also grow various spice plants and fruit trees, and sell such products, in China.

Recent Developments

Financings

On July 12, 2018, the Company entered into a securities purchase agreement with Yunpeng Zhang and Zhongquan Sun, who agreed to invest an aggregate of $750,000 in the Company in exchange for an aggregate of 150,000 shares of the Company’s common stock, representing a purchase price of $5.00 per share. This financing closed on August 2, 2018.

On August 8, 2018, the Company entered into an amended and restated securities purchase agreement with Yimin Jin, the Company’s chief strategy officer and director, and Hongxiang Yu, the Company’s chairman, chief executive officer and president (collectively, the “Purchasers”), pursuant to which the Purchasers agreed to invest an aggregate of $10 million in the Company in exchange for an aggregate of 2,352,942 shares (on a post-reverse stock split basis) of the Company’s common stock (the “Shares”), representing a purchase price of approximately $4.25 per share (the “Financing”). On October 16, 2018, the Company closed the Financing, which was approved at the Company's 2018 annual meeting of stockholders held on September 26, 2018. At the closing, the Company received gross proceeds of $10,000,000 in the aggregate, in exchange for the issuance of the Shares.

Sale Transaction

On August 8, 2018, the Company, Si Chen, and the Company’s direct and indirect subsidiaries, Planet Green Holdings Corp., 100% owned by the Company (“Planet Green”), Junan Hongrun Foodstuff Co., Ltd. (“Junan”), Shandong Lorain Co., Ltd. (“Shandong Lorain”), International Lorain Holdings, Inc., 100% owned by the Company (“ILH”), Shandong Greenpia Foodstuff Co., Ltd. (“Shandong Greenpia”), Beijing Lorain Co., Ltd. (“Beijing Lorain”) and Luotian Lorain Co., Ltd. (“Luotian Lorain”) entered into a share exchange agreement (the “Sale Agreement”). The Sale Agreement provided for:

•	the sale of 100% of the equity interest in ILH by the Company to Mr. Chen (the “Disposition”); and
•

the purchase of (A) 50% of the issued and outstanding shares of Shandong Greenpia, (B) 30% of Beijing Lorain and (C) 100% of the issued and outstanding shares of Luotian Lorain (collectively, the “Planet Green Shares”) by Planet Green from ILH (the “Exchange” and, collectively with the Disposition, the “Sale Transaction”).

On September 26, 2018, the Company’s stockholders approved the Sale Transaction and related proposals at the Annual Meeting. On September 28, 2018, the Company closed the Sale Transaction.

Acquisition Transaction

On September 25, 2018, the Company and Shanghai Xunyang Internet Technology Co., Ltd. (“Xunyang”), a subsidiary of the Company, entered into a Share Exchange Agreement (the “Acquisition Agreement”) with Taishan Muren Agriculture Co. Ltd., a limited liability company registered in China (“Target”), and Shenzhen Jiamingrui New Agriculture Co., Ltd., a limited liability company registered in China (the “Seller”), the sole shareholder of the Target, pursuant to which, among other things and subject to the terms and conditions contained therein, Xunyang agreed to effect an acquisition of Target by acquiring from the Seller all outstanding equity interests of Target (the “Acquisition Transaction”). Target grows various spice plants and fruit trees and sells such products in China.

Pursuant to the Acquisition Agreement, in exchange for the transfer of all of the outstanding shares of Target to the Subsidiary, the Company agreed to issue 400,000 shares of the Company’s common stock to the Seller. On September 28, 2018, the Company closed the Acquisition Transaction.

Management Changes

On September 26, 2018, at the Annual Meeting, the Company’s stockholders elected Hongxiang Yu, Yimin Jin, Yuguo Zhang, Yilei Shao and Guangming Fang to serve as directors of the Company for a one-year term, expiring at the Company’s 2019 annual meeting. Hongxiang Yu was also elected to serve as the Chairman of the Company’s board of directors (the “Board”). As of September 26, 2018, Si Chen and Maoquan Wei are no longer members of the Board.

On September 27, 2018, Si Chen resigned as the Company’s Chief Executive Officer and President, and Yunqiang Sun resigned as the Company’s Chief Financial Officer.

On September 27, 2018, the Board appointed Hongxiang Yu to serve as the Chief Executive Officer and President of the Company and Yu Li as the Chief Financial Officer.

Reverse Stock Split

On September 28, 2018, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to its Articles of Incorporation (as amended, the “Charter”) with the Secretary of State of the State of Nevada to: (i) change the Company’s name from “American Lorain Corporation” to “Planet Green Holdings Corp.” and (ii) effect a reverse stock split of its common stock at a ratio of twenty-five-for-one (25-for-1).

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table summarizes the results of our operations during the three-month periods ended September 30, 2018 and September 30, 2017, respectively and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2018 compared to the three month period ended September 30, 2017.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended		Increase /	Increase /
	September 30,
			Decrease	Decrease
(In Thousands of USD)	2018	2017	($)	(%)
Net revenues	744	876	(132)	(15.1	) %
Cost of revenues	574	252	322	127.8%
Gross profit (loss)	170	623	(453)	(72.7	) %
Operating expenses:
Selling and marketing expenses	9	34	(25)	(73.5	) %
General and administrative expenses	743	2,232	(1,489)	(66.7	) %
Operating (loss) Income	(582)	(1,643)	(1,061)	(64.6	) %
Government subsidy income	-	7	(7)	(100.0%	)%
Interest and other income	-	6,495	(6,495)	(100.0	) %
Other expenses	(8,618)	-	8,618	100.0%
Interest expense	(713)	-	713	100.0%
Gain from investment	56,704	-	56,704	100%
Income before tax from continuing operations	46,791	4,859	41,932	863.0%
Income tax expense/(income)	(49)	157	(206)	131.2%
Net income from continuing operations	46,840	4,702	42,138	896.2%
Net (loss) income from discontinued operations	-	(398)	(398)	(100.0	) %
Net Income	46,840	4,304	42,536	988.3%
Non-controlling interests	-	(266)	(266)	(100.0	) %
Net income of common stockholders	46,840	4,571	42,269	924.7%

Revenue

Net Revenues. Our net revenue for the three months ended September 30, 2018 amounted to $0.7 million, which represents a decrease of approximately $0.2 million, or 22.2%, from the three-month period ended on September 30, 2017, in which our net revenue was $0.9 million. This decrease was attributable to the disposal of certain of our historical subsidiaries.

Cost of Revenues. During the three months ended September 30, 2018, we experienced an increase in cost of revenue of $0.3 million, in comparison to the three months ended September 30, 2017, from approximately $0.3 million to $0.6 million, reflecting an increase of 50.0% . This increase was related to our new subsidiary, Taishan Muren Agriculture Co. Ltd.

Gross Profit. Our gross profit decreased $0.4 million, or 66.7%, to $0.2 million for the three months ended September 30, 2018 from $0.6 million for the three months ended September 30, 2017, attributable to the disposal of certain of our historical subsidiaries.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased $0.025 million, or 73.5%, to $0.009 million during the three months ended September 30, 2018, as compared to $0.034 million during the three months ended September 30, 2017. The decrease of our selling and marketing expenses is mainly due to the decrease of sales activities.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $1.5 million from $2.2 million to approximately $0.7 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. General and administrative expenses incurred by PRC subsidiaries to maintain our operation in China decreased during such periods due to the disposal of certain of our historical subsidiaries.

Other Expenses

Other expenses, consisting of related party account receivable, was approximately $8.6 million for the three months ended September 30, 2018, compared to $0 million during the three months ended September 30, 2017. Such increase was attributable to the reorganization and disposal of several subsidiaries which contains a huge amount of related party account receivable.

Interest Expense

Interest expense, consisting of interest payments with respect to our outstanding loans, was $0.7 million for the three months ended September 30, 2018, compared to $0 million during the three months ended September 30, 2017. Such increase was attributable to our interest repayments on outstanding loans.

Gain From Investment

Gain from investment, representing a gain resulting from a recent corporate restructuring, was approximately $56.7 million for the three months ended September 30, 2018, compared to $0 million during the three months ended September 30, 2017.

Net Income

Net income increased to $46.8 million for the three months ended September 30, 2018 from $4 million for the three months ended September 30, 2017. Such gain was primarily the result of a corporate restructuring involving the disposition of investments in certain subsidiaries which resulted in a substantial gain.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table summarizes the results of our operations during the nine-month period ended September 30, 2018 and September 30, 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2017.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Nine months ended		Increase /	Increase /
	September 30,
			Decrease	Decrease
(In Thousands of USD)	2018	2017	($)	(%)
Net revenues	2,461	4,060	(1,599)	(39.4	) %
Cost of revenues	1,617	3,480	(1,863)	(53.5	) %
Gross profit (loss)	844	579	265	45.8%
Operating expenses:
Selling and marketing expenses	62	4,491	(4,429)	(98.6	) %
General and administrative expenses	1,484	2,514	(1,030)	(41.0	) %
Operating (loss) Income	(702)	(6,426)	(5,724)	(89.1	) %
Government subsidy income	-	588	(588)	(100.0	) %
Interest and other income	9	2,958	(2,949)	(99.7	) %
Other expenses	(8,634)	(1,914)	6,720	351.1%
Interest expense	(713)	(1,430)	(717)	(50.1	) %
Gain from investment	56,714	-	56,714	100%
Income/(Loss) before tax from continuing operations	46,674	(6,225)	52,899	849.8%
Income tax expense/(income)	(49)	157	206	131.2-%
Net (loss)/income from continuing operations	46,724	(6,382)	53,106	832.1%
Net (loss) /income from discontinued operations	-	(7,113)	(7,113)	(100.0	) %
Net income (loss)	46,724	(13,495)	60,219	446.2%
Non-controlling interests	-	(1,635)	1,635	100.0%
Net income of common stockholders	46,724	(11,860)	58,584	494.0%

Revenue

Net Revenues. Our net revenue for the nine months ended September 30, 2018 amounted to $2.5 million, which represents a decrease of approximately $1.6 million, or 39.0%, from the nine-month period ended on September 30, 2017, in which our net revenue was $4.1 million. This decrease was attributable to the disposal of, and decreased revenue generated by, certain of our historical subsidiaries.

Cost of Revenues. During the nine months ended September 30, 2018, we experienced a decrease in cost of revenue of $1.9 million, in comparison to the nine months ended September 30, 2017, from approximately $3.5 million to $1.6 million, reflecting a decrease of 54.3% . This decrease was attributable to the decrease in sales.

Gross Profit. Our gross profit increased $0.2 million, or 33.3%, to $0.8 million for the nine months ended September 30, 2018 from $0.6 million for the same period in 2017, attributable to lower cost of revenue.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased $4.44 million, or 98.7%, to $0.06 million during the third quarter of 2018, as compared to $4.5 million during the same period last year. Our selling and marketing expenses during such period in 2018 consisted primarily of daily sales expenses.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $1.0 million from $2.5 million to approximately $1.5 million for the nine months ended September 30, 2018, compared to the same period in 2017. General and administrative expenses incurred by PRC subsidiaries to maintain our operation in China decreased during such periods due to the disposal of certain of our subsidiaries.

Government Subsidy Income

Government subsidy income was $0 million for the nine months ended September 30, 2018 compared to $0.6 million during the same period in 2017. Due to poor performance of our historical operations, we were ineligible to receive subsidies during such period.

Other Expenses

Other expenses, consisting of related party account receivable, was approximately $8.6 million for the nine months ended September 30, 2018, compared to $1.9 million during the nine months ended September 30, 2017. Such increase was attributable to the reorganization and disposal of several subsidiaries which contains a huge amount of related party account receivable.

Interest Expense

Interest expense, consisting of interest payments with respect to our outstanding loans, was $0.7 million for the nine months ended September 30, 2018, compared to $1.4 million during the same period in 2017. Such reductions were attributable to our less loan comparing to the same period of last year.

Gain From Investment

Gain from investment, representing a gain resulting from a recent corporate restructuring, was approximately $56.7 million for the nine months ended September 30, 2018, compared to $0 million during the nine months ended September 30, 2017.

Net Income

Net income increased to $46.7 million for the nine months ended September 30, 2018 from a net loss of $13.5 million for the same period of 2017. The main reasons for the increase of income were the gain form our investment on new subsidiary, Taishan Muren.

Liquidity and Capital Resources

In the reporting period in 2018, our primary sources of financing have been cash generated from operations and private placements of our securities. In addition to the financing transactions described under “Recent Developments” above, we raised funds in the following three private placements during the first quarter of 2018:

•

On April 14, 2018, the Company entered into a securities purchase agreement with the investors name therein, who agreed to invest an aggregate of $1.629 million in the Company in exchange for an aggregate of 362,000 shares of the Company’s common stock, representing a purchase price of $4.50 per share.

•

On April 24, 2018, the Company entered into a securities purchase agreement with Xiuping Cai, who agreed to invest an aggregate of $1.8 million in the Company in exchange for an aggregate of 400,000 shares of the Company’s common stock, representing a purchase price of $4.50 per share.

•

On July 12, 2018, the Company entered into a securities purchase agreement with Yunpeng Zhang and Zhongquan Sun, who agreed to invest an aggregate of $750,000 in the Company in exchange for an aggregate of 150,000 shares of the Company’s common stock, representing a purchase price of $5.00 per share.

As a result of our recent corporate restructuring, our historical bank loans that have been in default were transferred to Si Chen and are no longer liabilities of ours.

On September 20, 2018, the Company purchased a short-term debt investment in the amount of USD $3,815,541 (RMB26,200,000) issued by Shenzhen Zhongjin Guotai Equity Investment Fund Management Co., Ltd. The investment bears a fixed return of 8% per annum. The investment matures on December 19, 2018. The Board of Directors approved this transaction as a part of the Company’s cash management and short-term investment strategy.

As of September 30, 2018, we had cash and cash equivalents (including restricted cash) of $0.1 million. Our cash and cash equivalents increased by approximately $0.006 million from September 30, 2017. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (In thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
Net cash (used in)/provided by operating activities	(8,427)	9,267
Net cash provided by/ (used in) investing activities	(5,427)	(9,352)
Net cash provided by/ (used in) financing activities	13,928	(272)
Net cash flow	25	(357)

Operating Activities

Net cash used in operating activities was $8.4 million and provided by operating activities was $9.3 million for the nine month periods ended September 30, 2018 and 2017, respectively. The decrease of approximately $0.3 million in net cash flows used in operating activities in the nine months of 2018 was primarily due to an increase of $53.1 million in net income, $61.2 from disposal of investment and subsidiaries, $3.1 in accounts and other receivables. An increase of $2.6 million in accounts and other payables, $21.9 million in advance to suppliers during the current reporting period, and a decrease of $28.0 million in related party payable and $33.7 million in related party receivable.

Investing Activities

Net cash used in investing activities for the nine months period ended September 30, 2018 was $5.4 million, representing a decrease of $4.0 million in net cash used in investing activities from $9.4 million for the same period of 2017. The difference was primarily a result of the discontinued operations of our French company, Junan Hongrun, Dongguan Lorain, and Shandong Lorain.

Financing Activities

Net cash provided by financing activities for the nine months period ended September 30, 2018 was $13.9 million, representing an increase of $14.2 million in net cash provided by financing activities from $9.4 million used for the same period of 2017. The difference was primarily a result of investors input raised from the additional capital contribution and private financing.

Loan Facilities

As of September 30, 2018, the amounts and maturity dates for our short-term bank loans are as set forth in the Notes to the Financial Statements. The total amounts outstanding were $5.0 million as of September 30, 2018, compared with $23.4 million as of September 30, 2017.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of September 30, 2018 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the nine months ended September 30, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 12, 2018, the Company entered into a securities purchase agreement with Yunpeng Zhang and Zhongquan Sun, who agreed to invest an aggregate of $750,000 in the Company in exchange for an aggregate of 150,000 shares of the Company’s common stock, representing a purchase price of $5 per share. This financing closed on August 2, 2018.

On August 8, 2018, the Company entered into an amended and restated securities purchase agreement with Yimin Jin, the Company’s chief strategy officer and director, and Hongxiang Yu, the Company’s chairman, chief executive officer and president (collectively, the “Purchasers”), pursuant to which the Purchasers agreed to invest an aggregate of $10 million in the Company in exchange for an aggregate of 2,352,942 shares (on a post-reverse stock split basis) of the Company’s common stock (the “Shares”), representing a purchase price of approximately $4.25 per share (the “Financing”). On October 16, 2018, the Company closed the Financing, which was approved at the Company's 2018 annual meeting of stockholders held on September 26, 2018. At the closing, the Company received gross proceeds of $10,000,000 in the aggregate, in exchange for the issuance of the Shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description

3.1	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 2, 2018).

10.1

Securities Purchase Agreement, dated July 12, 2018, by and among American Lorain Corporation, Yunpeng Zhang and Zhongquan Sun (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 14, 2018).

10.2

Amended and Restated Securities Purchase Agreement, dated August 8, 2018, by and among American Lorain Corporation, Yimin Jin and Hongxiang Yu (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 14, 2018).

10.3

Share Exchange Agreement, dated August 8, 2018, by and among American Lorain Corporation, Si Chen, Planet Green Holdings Corp., Junan Hongrun Foodstuff Co., Ltd., Shandong Lorain Co., Ltd., International Lorain Holdings, Inc., Shandong Greenpia Foodstuff Co., Ltd., Beijing Lorain Co., Ltd. and Luotian Lorain Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2018).

10.4	Share Exchange Agreement, dated as of September 25, 2018, by and among American Lorain Corporation, Shanghai Xunyang Internet Technology Co., Ltd., Taishan Muren Agriculture Co. Ltd. and Shenzhen Jiamingrui New Agriculture Co., Ltd (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 26, 2018).

10.5	Form of Lock-Up Agreement, by and between American Lorain Corporation and Shenzhen Jiamingrui New Agriculture Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 26, 2018).

10.6	Form of Non-Competition and Non-Solicitation Agreement, by and among American Lorain Corporation, Taishan Muren Agriculture Co. Ltd., Shenzhen Jiamingrui New Agriculture Co., Ltd., and the persons named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 26, 2018).

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes(Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes(Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes(Oxley Act of 2002.**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2018

PLANET GREEN HOLDINGS CORP.

/s/ Hongxiang Yu
Hongxiang Yu
Chief Executive Officer
(Principal Executive Officer)

/s/ Yu Li
Yu Li
Chief Financial Officer
(Principal Financial and Accounting Officer)