Form 10-K
period 2018-12-31
Planet Green Holdings Corp.
filed 2019-04-15
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number: 001-34449

PLANET GREEN HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0430320
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

Suite 901, Building 6
No. 1678 Jinshajiang Road
Putuo District, Shanghai, China 200333
(Address of principal executive office and zip code)

(86) 21-3258 3578
(Registrant's telephone number, including area code)

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

Yes [X]      No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]      No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes [ ]      No [X]

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter were 64,824,490 (on a post-split basis) and $10,513,378 respectively.

There were 5,497,765 shares of common stock outstanding as of April 11, 2019.

Documents Incorporated by Reference: None.

FORM 10-K INDEX

PART I

Use of Certain Defined Terms

In this annual report on Form 10-K:

•	"We," "us" and "our" refer to PLAG, and except where the context requires otherwise, our wholly-owned subsidiaries and VIEs.
•	"Beijing Lorain" refers to Beijing Green Foodstuff Co., Ltd.
•	"China" and "PRC" refer to the People's Republic of China (excluding Hong Kong and Macau).
•

"ILH" refers to International Lorain Holding, Inc., a Cayman Islands company that was a wholly-owned by PLAG until September 2018 and owns all the capital stock of Dongguan Green Foodstuff Co., Ltd. and Junan Hongrun Foodstuff Co., Ltd.

•	"Jianshi HK" refers to Jianshi Technology Holding Limited
•	"Luotian Lorain" refers to Luotian Green Foodstuff Co., Ltd.
•	"PLAG" refers to Planet Green Holdings Corp. (formerly known as American Lorain Corporation), a Nevada corporation.
•	"Taishan Muren" refers to Taishan Muren Agriculture Co. Ltd., a limited liability company registered in China.
•	"Shandong Lorain" refers to Shandong Green Foodstuff Co., Ltd.
•	"Shandong Greenpia" refers to Shandong Greenpia Foodstuff Co., Ltd.
•	"Shanghai Xunyang" refers to Shanghai Xunyang Internet Technology Co., Ltd.
•	"Shenzhen Lorain" refers to Lorain Food (Shenzhen) Co., Ltd.
•	"RMB" refers to Renminbi, the legal currency of China.
•	"U.S. dollar", "$" and "US$" refer to the legal currency of the United States.
•	"VIE" refers to variable interest entity.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect," "anticipate," "intend," "believe," or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS

Overview of Our Business

We are headquartered in Shanghai, China. Since the restructuring of our company in September 2018, our primary business, which is carried out by Taishan Muren, our newly acquired business, is:

  to develop and market products, such as sauces, from herbs and spices that we grow in China; and
  to sell brown rice syrup and tea bags developed using our unique recipes in China.

In addition, we sold certain convenience food products produced by our historical businesses in China in the year ended December 31, 2018 and discontinued the offering of convenience food products on December 10, 2018.

Organizational Structure

PLAG is a Nevada corporation that was incorporated on February 4, 1986 and was formerly known as "American Lorain Corporation." Effective November 12, 2009, PLAG reincorporated in Nevada from Delaware.

The following diagram illustrates our corporate structure as of the date of this annual report on Form 10-K, including our subsidiaries and our VIEs.

VIE Arrangement

On December 14, 2017, the Company formed Shenzhen Lorain as a limited company under the laws of the PRC. Through Shandong Greenpia, the Company entered into exclusive VIE agreements with Shenzhen Lorain and its shareholders that give the Company the ability to substantially influence Shenzhen Lorain's daily operations and financial affairs and appoint its senior executives. The Company is considered the primary beneficiary of Shenzhen Lorain and it consolidates its accounts as a VIE. On September 27, 2018, the agreements were terminated due to the Company's restructuring and Shenzhen Lorain was no longer a variable interest entity under Shandong Greenpia.

On September 27, 2018, through Shanghai Xunyang, the Company entered into exclusive VIE agreements ("VIE Agreements") with Beijing Lorain, Luotian Lorain, Shandong Greenpia, Taishan Muren, and Shenzhen Lorain and their shareholders that give the Company the ability to substantially influence those companies' daily operations and financial affairs and appoint their senior executives. The Company is considered the primary beneficiary of these operating companies and it consolidates its accounts as a VIE. Each of the VIE Agreements is described in detail below:

Consultation and Service Agreement. Pursuant to the Consultation and Service Agreement, WFOE has the exclusive right to provide consultation and services to the operating entities in China in the area of business management, human resource, technology and intellectual property rights. WFOE exclusively owns any intellectual property rights arising from the performance of this Consultation and Service Agreement. The amount of service fees and payment term can be amended by the WFOE and operating companies' consultation and the implementation. The term of the Consultation and Service Agreement is 20 years. WFOE may terminate this agreement at any time by giving 30 day's prior written notice.

Business Cooperation Agreement. Pursuant to the Business Cooperation Agreement, WFOE has the exclusive right to provide complete technical support, business support and related consulting services, including but not limited to technical services, business consultations, equipment or property leasing, marketing consultancy, system integration, product research and development, and system maintenance. WFOE exclusively owns any intellectual property rights arising from the performance of this Business Cooperation Agreement. The rate of service fees may be adjusted based on the services rendered by WFOE in that month and the operational needs of the operating entities. The Business Cooperation Agreement shall maintain effective unless it was terminated or was compelled to terminate under applicable PRC laws and regulations. WFOE may terminate this Business Cooperation Agreement at any time by giving 30 day's prior written notice.

Equity Pledge Agreements. Pursuant to the Equity Pledge Agreements among WFOE, operating entities and each of operating entities' shareholder, shareholders of the operating entities pledge all of their equity interests in the operating entities to WFOE to guarantee their performance of relevant obligations and indebtedness under the Technical Consultation and Service Agreement and other control agreements ("Control Agreement"). In addition, shareholders of the operating entities are in the process of registering the equity pledge with the competent local authority.

Equity Option Agreements. Pursuant to the Equity Option Agreements, WFOE has the exclusive right to require each shareholder of the operating companies to fulfill and complete all approval and registration procedures required under PRC laws for WFOE to purchase, or designate one or more persons to purchase, each shareholder's equity interests in the operating companies, once or at multiple times at any time in part or in whole at WFOE's sole and absolute discretion. The purchase price shall be the lowest price allowed by PRC laws. The Equity Option Agreements shall remain effective until all the equity interest owned by each operating entities shareholder has been legally transferred to WFOE or its designee(s).

Voting Rights Proxy Agreements. Pursuant to the Voting Rights Proxy Agreements, each shareholder irrevocably appointed WFOE or WFOE's designee to exercise all his or her rights as the shareholders of the operating entities under the Articles of Association of each operating entity, including but not limited to the power to exercise all shareholder's voting rights with respect to all matters to be discussed and voted in the shareholders' meeting. The term of each Voting Rights Proxy Agreement is 20 years. WOFE has the right to extend each Voting Proxy Agreement by giving written notification.

Recent Developments

On September 28, 2018, we sold 100% of equity interest in ILH and purchased 50% of the issued and outstanding shares of Shandong Greenpia, 30% of Beijing Lorain and 100% of the issued and outstanding shares of Luotian Lorain from ILH.

On September 28, 2018, we acquired Taishan Muren, a limited liability company in China.

On September 28, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to: (i) change the Company's name from "American Lorain Corporation" to "Planet Green Holdings Corp." and (ii) effect a reverse stock split of its common stock at a ratio of twenty-five-for-one (25-for-1).

On December 10, 2018, we discontinued the operations of Beijing Lorain, Luotian Lorain and Shandong Greenpia.

Products

We grew 32 herbs and spices on farmland that we lease in Guangdong Province, China. We sell sauces and other products developed from these herbs and spices. Customers use these products for seasoning, refining of foods and odor elimination, among other uses.

We also offer a variety of food and beverage products, including packaged sauce, tea and brown rice syrup, to consumers and foodservice businesses.

Our spice, sauce, beverage and tea products business is held by our newly acquired company, Taishan Muren.

We also offered convenience food products in 2018 and discontinued this offering on December 10, 2018.

Our Manufacturing Facilities

General

We currently manufacture our products in Taishan City, Guangdong Province.

The following table indicates the year that operations commenced at each of the facilities and the size of the facilities.

Facility	Year Operations Commenced	Facility Size (square meters)
Taishan Muren *	2016	9,500
Shandong Greenpia **	2010	9,179
Luotian Lorain **	2003	9,558

* Acquired in September 2018.
** Operations discontinued in December 2018.

Production Lines

We currently manufacture our products using production lines. The production process for our sauce products involves sorting, cleaning the raw spice, mixing the spice based on our special formula, and grinding, boiling and final packaging. The production process for our dry spice products involves sorting, cleaning the raw spice and drying. We outsource the production of brown rice syrup and tea bag to third party factories, and we provide the manufacturer with the recipe and products standards.

The following table shows the number and types of production lines, the types of products produced and the production capacity as of the date of this report:

Facility	Production Lines	Product Portfolio	Capacity
Taishan Muren	1 sauce line and 1 drying production line	Sauce and dried spice	Production line with 10 tons of production capacity and herb drying production line of 25 tons of production capacity.

We operate our production lines year round.

Agricultural Operations

We began growing herbs and spices by leasing land of 1,949 acres in Taishan City since 2016. We grow 32 species spices including roselle, mint, curry, pandan leave, lemon, citronella and others.

Raw Materials

Our Supply Sources

Our business depends on obtaining a reliable supply of various agricultural products of spice. We believe that our raw materials are currently in adequate supply.

We obtain our agricultural raw materials primarily from our self-supply. We produced approximately 440 metric tons and 270 tons of spice from our own agricultural operations in 2018 and 2017, respectively.

We select suppliers based on price and product quality. We typically rely on numerous domestic suppliers, including some with whom we have a long-term relationship. Our suppliers generally include wholesale agricultural product companies, food production companies and tea bag processing companies. Our top ten suppliers accounted for 81.2% and 12.1% of the total procurement in 2018 and 2017 in value terms, respectively. We purchase rice syrup and tea bags from suppliers and farmers pursuant to supply contracts and underlying purchase orders. We have not entered into any long-term contracts with any of our suppliers.

Our Customers

Our products are sold exclusively in Chinese domestic markets. Our top ten customers contributed 61% and 15.9% of our total revenues in 2018 and 2017, respectively.

We sell our products in first-tier cities in China, including Beijing, Shanghai, Tianjin and Guangzhou. Our sales team sells our products directly to supermarket chains, mass merchandisers, large wholesalers, restaurants and others in these markets. In second-tier and third-tier cities, we currently sell our products to third-party distributors, such as food companies or trading companies with established distribution channels in such regions, rather than through our own sales team. The terms of a typical sales contract between us and our distributors provide that we are responsible for transportation costs and the distributors are responsible for storage costs. Furthermore, the distributors have the right to return products that fail to satisfy specified quality standards, at our cost. The majority of such contracts require the distributors to pay us in cash in full upon delivery, and the remaining contracts provide for short-term credit, usually two to three weeks.

Our Sales and Marketing Efforts

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In 2018, our marketing and branding efforts mainly focus on internet advertising.

Competition and Market Position

The overall food market is diverse, both globally and in China. We do not have a significant market share in China.

Our spice, sauce and beverage products compete with both large agribusiness companies and natural and organic packaged foods companies. Many of these competitors have significantly greater resources. Large agribusiness companies include Guangzhou Baihua Spice Corp. and natural and organic packaged foods companies include Shanghai House Food Corp. and Ankee Food Corporation. Given limited retailer shelf space and merchandising events, competitors actively support their respective brands with marketing, advertising and promotional spending. In addition, most retailers market similar items under their own private label, which compete for the same shelf space.

Competitive factors in our industry include product innovation, product quality, price, brand recognition and loyalty, product variety and ingredients, product packaging and package design, effectiveness of marketing and promotional activity, and our ability to identify and satisfy consumer tastes and preferences.

Intellectual Property

We take reasonable steps to protect our proprietary information and trade secrets, such as limiting disclosure of proprietary plans, methods and other similar information on a need-to-know basis and requiring employees with access to our proprietary technology to enter into confidentiality arrangements. We believe that our proprietary technology and trade secrets are adequately protected.

Our Employees

As of December 31, 2018, we had a total of 160 employees. Approximately 70 of our full-time employees are directly employed by our subsidiaries and VIEs and the remaining employees are employed by outsourcing agents that we use to meet our staffing needs. Compared to 2017, the total employees decreased by 85% due to bad operating performance and recent company restructure.

The following table sets forth the allocation of employees, both direct and leased, by job function.

Number of
Department	Employees
Production	119
Human Resources	2
Research and Development	2
Sales	19
Finance	3
Procurement	3
Administration	12
Total	160

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

Our Research and Development Activities

We have research and development staffs at each of our facilities. In total, 2 employees are dedicated to research and development.

We rely heavily on customer feedback to assist us in the modification and development of our products. We also utilize customer feedback to assist us in the development of new products.

The amount we spent on research and development activities during the years ended December 31, 2018 and 2017 was not a material portion of our total expenses for those years.

Government Regulation

As a manufacturer and distributor of food products, we are subject to regulations of China's Agricultural Ministry and Ministry of Health. This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. It also regulates manufacturing practices, including quality assurance programs, for foods through its current manufacturing practice regulations, and specifies the standards of identity for certain foods.

We have obtained approvals from Chinese authorities for products that requires the approval under regulations, including quality safety approval from government.

ITEM 1A. RISK FACTORS

Not required by smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our primary facilities, which are owned except where otherwise indicated, are as follows:

Facility	Location	Approximate Size	Owned or Leased
		(Square Meters)
Taishan Muren *	Taishan, Guangdong, PRC	9,500	Leased

Luotian Lorain **	Luotian County,	54,251	Owned
	Hubei Province, PRC

Shandong Greenpia **	Junan County,	33,332	Owned
	Shandong Province, PRC

* Acquired in September 2018.

** Operations discontinued in December 2018.

In the aggregate, we currently have land use rights to, or lease, 3 properties with approximately 97,083 square meters, consisting of manufacturing facilities and office buildings for future expansion. We believe our current facilities provide adequate capacity for our current and projected needs.

All land in China is owned by the government. Individuals and companies are permitted to acquire land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of up to 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

ITEM 3. LEGAL PROCEEDINGS

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Our common stock is quoted on the NYSE American (formerly known as the American Stock Exchange, the NYSE Amex Equities Exchange and the NYSE MKT) under the symbol "PLAG".

Approximate Number of Holders of Our Common Stock

As of April 11, 2019, there were 319 shareholders of record of our common stock. This does not include the holders whose shares are held in a depository trust in "street" name.

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

Issuances of Unregistered Securities

On December 28, 2017, we entered into a securities purchase agreement, pursuant to which Yi Li and Beili Zhu, each an individual residing in the People's Republic of China, agreed to invest an aggregate of $1.275 million in the Company in exchange for an aggregate of 7,500,000 shares of our common stock, representing a purchase price of $0.17 per Share. The transaction closed on January 23, 2018.

On April 14, 2018, the Company entered into a securities purchase agreement with eight individuals residing in China, who agreed to invest an aggregate of $1.6 million in the Company in exchange for an aggregate of 9,050,000 shares of the Company's common stock, representing a purchase price of $0.18 per share. The transaction was closed on April 20, 2018.

On April 24, 2018, the Company entered into a securities purchase agreement with Xiuping Cai, who agreed to invest an aggregate of $1.8 million in the Company in exchange for an aggregate of 10,000,000 shares of the Company's common stock, representing a purchase price of $0.18 per share. The transaction was closed on April 27, 2018.

On May 23, 2018, the Company entered into a securities purchase agreement with Hongxiang Yu, President, Chief Executive Officer and Chairman, and Yimin Jin, Chief Strategy Officer and Director of the Company, who agreed to invest an aggregate of $5.0 million in the Company in exchange for 29,411,765 shares of the Company's common stock, representing a purchase price of $0.17 per share. On August 8, 2018, the Company entered into an amended and restated securities purchase agreement with Hongxiang Yu and Yimin Jin, who agreed to invest an aggregate of $10 million in the Company in exchange for an aggregate of 2,352,942 shares of common stock, representing a purchase price of approximately $4.25 per share (taking into account the reverse stock split subsequently effected by the Company). This financing closed on October 16, 2018.

On July 12, 2018, the Company entered into a securities purchase agreement with Yunpeng Zhang and Zhongquan Sun, individuals residing in the People's Republic of China, who agreed to invest an aggregate of $750,000 in the Company in exchange for an aggregate of 150,000 shares of the Company's common stock, representing a purchase price of $5 per share (taking into account the reverse stock split subsequently effected by the Company). This financing closed on August 2, 2018.

On September 25, 2018, the Company and Shanghai Xunyang entered into a share exchange agreement with Taishan Muren and the sole shareholder of Taishan Muren, pursuant to which, among other things and subject to the terms and conditions contained therein, Shanghai Xunyang agreed to effect an acquisition of Taishan Muren by acquiring all outstanding equity interests of Taishan Muren in exchange for Company's issuance of 400,000 shares of the Company's common stock (taking into account the reverse stock split subsequently effected by the Company) to Taishan Muren's sole shareholder. On September 28, 2018, the Company closed this transaction.

Securities Authorized for Issuance under Equity Compensation Plans

The information in Item 12 of this report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are headquartered in Shanghai, China. Since the restructuring of our company in September 2018, our primary business, which is carried out by Taishan Muren, our newly acquired business, is:

  to develop and market products, such as sauces, from herbs and spices that we grow in China; and
  to sell brown rice syrup and tea bags developed using our unique recipes in China.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, and the differences between the two periods expressed in dollars and percentages.

	Year Ended
	December 31,		Increase/(Decrease)	Increase/(Decrease)
(In thousands of U.S. dollars)	2018 ($)	2017 ($)	($)	(%)
Net Revenue	6,829	5,110	1,719	33.6%
Cost of Revenue	6,524	5,465	1,509	19.4%
Gross profit	305	(355)	660	185.9%
Operating Expenses:
Selling and Marketing	14	432	(418)	(96.8%	)
General and administrative	875	40,566	(39,691)	(97.8%	)
(Loss)/Income from continuing operations	(149)	(47,191)	(47,042)	99%
Non-operating Income (Expenses):
Government grant	-	-	-	-
Interest income	-	-	-	-
Other income	435	740	(305)	(41.2%	)
Other expense	(.227)	(2,501)	(2,500)	99%
Interest Expense	-	(4,076)	4,076	(100.0%	)
Income Taxes	164	161	3	1.9%
(Loss)/income from continuing operations	(313)	(47,352)	(47,039)	99%
Discontinued operations:
Income/(loss) from discontinued operations	(24,049)	(30,953)	(55,002)	(177%	)
Provision for income taxes	-	-	-	0%
Income/(loss) from discontinued operations, net of taxes	17,144	(30,953)	48,097	133%
Net Income(Loss)	16,831	(78,305)	95,136	121.4%
Non-Controlling Interest	(3,758)	(15,073)	11,315	(75.1%	)
Net Income/(Loss) of common stockholders	20,589	(63,232)	83,821	132.5%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

Net Revenues. Net revenues increased by $1.7 million, or approximately 33.6%, to $6.8 million in 2018 from $5.1 million in 2017. The increase of net revenue is mainly due to the acquisition transaction of Taishan Muren Agriculture Co. Ltd., which closed on September 28, 2018.

Cost of Revenues. Our cost of revenues increased $1.5 million, or approximately 19.4%, to $6.5 million in 2018 from $5.5 million in 2017, as a result of increase of net revenue.

Gross Profit. Our gross profit increased $0.6 million, or 185.9%, to $0.3 million in 2018 from negative $0.4 million in 2017, mainly attributed to the fact that revenues increased by $1.7 million. The gross profit ratio increased from negative 6.9% to negative 4.5% in 2018, mainly because of the acquisition of Taishan Muren Agriculture Co. Ltd.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased approximately $0.4 million, or 96.8%, to $0.01 million in 2018 from $0.4 million in 2017. The decrease is attributable to decreases of employee salary, travel expense, entertainment expense, transportation fee and storage charge in 2018.

General and Administrative Expenses. Our general and administrative expenses decreased approximately $39.7 million, or 97.8%, to $ 0.9 million in 2018 from $40.6 million in 2017. The decrease mainly due to the spinning off the chestnut business and acquiring new business of spice plants and fruit trees in 2018.

Income Before Taxation and Non-Controlling Interest

Income before taxation and non-controlling interest increased $95.1 million, or 121.4%, to $17.0 million in 2018 from negative $78.3 million in 2017, mainly due to gain from discontinued operations. This increase is attributable to the sales transaction of some direct and indirect subsidiaries and the acquisition transaction of Taishan Muren Agriculture Co. Ltd.

Income Taxes

Income taxes decreased approximately $0.003 million, or 1.9%, to $0.2 million in 2018, as compared to $0.2 million in 2017, almost remain the same comparing to the past year.

Non-Controlling Interest

Si Chen holds 50% of the issued and outstanding shares of Shandong Greenpia, which is reflected in the non-controlling interest of negative $3.7 million in 2018 and negative $15.1 million in 2017.

Discontinued operations

Our income before tax from discontinued operations increased by 48,097, or approximately 155%, to $17,144 in 2018 from negative $31.0 million in 2017. The increase is attributable to the spinning off the chestnut business.

Income/Loss attributable to common stockholders

Income attributable to common stockholders increased approximately $84.0 million, or 132.5%, to $20.6 million in 2018 from negative $63.2 million in 2017, mainly due to the sale or discontinuation of our historical business operations and acquiring new business of spice plants and fruit trees in 2018.

Liquidity and Capital Resources

General

Management anticipates that our existing capital resources and cash flows from operations are adequate to satisfy our liquidity requirements through 2019. Our primary capital needs have been to fund our working capital requirements. In the past, our primary sources of financing have been cash generated from operations and short-term loans from banks in China.

As of December 31, 2018 and 2017, cash and cash equivalents (including restricted cash) were $1.1 million and $0.09 million, respectively. The debt to assets ratio was 57.7% and 113.3% as of December 31, 2018 and 2017, respectively. We expect to continue to finance our operations and working capital needs in 2019 from cash generated from operations and, if needed, private financings. If available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide liquidity, if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:	For year ended December 31,
(In thousands of U.S. dollars)	2018	2017
Net cash flows (used in)/provided by operating activities	(14,153)	(360)
Net cash flows used in investing activities	(492)	751
Net cash flows (used in)/provided by financing activities	15,487	(754)

Operating Activities

Net cash used in operating activities for 2018 and 2017 was approximately $14.1 million and $0.4 million respectively. The increase of approximately $17.9 million in net cash flows used in operating activities resulted primarily from net gain of approximately $13.7 million, the gain and adjustment to retained earnings as a result of disposal of subsidies of approximately negative $41.1 million and $24 million respectively in 2018.

Investing Activities

Net cash used in investing activities for 2018 and 2017 were $0.5 million and $0.8 million, respectively, with the decrease of approximately $0.3 million cash provided in investing activities primarily from a decrease in restricted cash of $1.0 million, and the purchase of plant and equipment, the sale of intangible assets and the payment for deposits all for $0.5 million in 2018.

Financing Activities

Net cash provided by (used in) financing activities for 2018 and 2017 were approximately $15.5 million and negative $0.8 million, respectively, with the decrease of $16.2 million cash provided by financing activities from proceeds from issuance of common stock  and the increase in additional paid in capital for approximately $6.0 million and $9.5 million respectively in 2018.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.

We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including those set forth in Note 2 to the financial statements included herein.

The Company has evaluated the timing and the impact of the aforesaid guidance on the financial statements.

As of December 31, 2018, there were no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company's consolidated financial statements.

Off Balance Sheet Arrangements

We do not have any off balance arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements As of December 31, 2018 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 ("Exchange Act")) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Internal Controls over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, As of December 31, 2018, our internal controls over financial reporting are not effective.

The material weakness and significant deficiency identified by our management As of December 31, 2018 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff's understanding of the requirements of U.S. GAAP-based reporting are inadequate.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the name, age and position of each of our current directors as well as the date they began their service as a director.

Name	Age	Position	Director Since
Hongxiang Yu	38	President, Chief Executive Officer and Chairman	2016
Yimin Jin	47	Chief Strategy Officer and Director	2017
Yuguo Zhang	61	Director	2017
Yilei Shao	41	Director	2018
Guangming Fang	54	Director	2018

MR. HONGXIANG YU. Mr. Yu has served as a director of the Company since August 2016 and the Chief Executive Officer and President of the Company since September 2018. Mr. Yu has served as the head of the internal auditing department of Hongrun Construction Group Co., Ltd., a company listed on the Shenzhen Stock Exchange, and as general manager for Hongrun's foundation engineering subsidiary, since August 2006. In September 2015, Mr. Yu established, and has been the Chairman of, Shanghai Highlights Asset Management Co., Ltd., a company engaged in assets management and private equity investment in China. Since April 2016, Mr. Yu has also served as the Vice Chairman of Tianjin Dragon Film Limited, a company engaged in investment in film industry including the both upstream and downstream chain of film production business in China. Mr. Yu received his Bachelor degree in International Trade in 2004 from University of Portsmouth in the United Kingdom and his Master degree in International Human Resources Management in 2006 from University of Portsmouth. Mr. Yu is well qualified to serve on the Board because of his extensive management experience.

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

MR. YILEI SHAO. Ms. Shao became a director of the Company in September 2018. She has served as founder and chief executive officer of Shanghai Jianshi Management Consulting Limited, focusing on cross-border advisory services for Chinese companies and strategic consulting, since 2011. Ms. Shao served as Vice President in the Credit Derivatives Department of Goldman Sachs in New York from 2005 to 2010. Ms. Shao received a bachelor degree in computer science from Shanghai Jiao Tong University and a Ph.D. in Computer Science from Princeton University. We believe that Ms. Shao is well qualified to serve on our Board of Directors because of her extensive experience with strategic corporate matters.

MR. GUANGMING FANG. Mr. Fang was appointed as one of our directors of the Board in September 2018. He has served as a director of Hongkong Zhuangyuanlou Food Co., Ltd. since September 2014. He served as chief executive officer of Yueyuxing International Trade Company in Thailand from 1986 to 1999. He served as chief executive officer of Beijing Zhongqiao Culture Development Company from 1999 to August 2014, Mr. Fang received his bachelor of accounting degree from Payap University of Thailand in 1986. We believe Mr. Fang is well qualified to serve on our Board of Directors because of his extensive management experience in the food industry.

There are no arrangements or understandings between any of our directors and any other person pursuant to which any director was selected to serve as a director of our company. Directors are elected until their successors are duly elected and qualified. There are no family relationships among our directors or officers.

Executive Officers

Our executive officers are appointed by our Board and serve at their discretion. The following table sets forth the name, age and position of each of our current executive officers as well as the date they began their service as an executive officer.

Name	Age	Position	Executive Officer Since
Hongxiang Yu	38	President, Chief Executive Officer and Chairman	2018
Yu Li	26	Chief Financial Officer	2018
Yimin Jin	47	Chief Strategy Officer and Director	2017

See "Directors" above for information on Mr. Yu and Mr. Jin.

MS. YU LI. Ms. Li was appointed to serve as the Chief Financial Officer of the Company in September 2018. She has been as an asset management intern at Shenwan Hongyuan Securities since December 2017. In August and September 2017, she was an associate intern at China Investment Consulting. From November 2014 to June 2015, she was a part time assistant at McKinsey & Company. She received her Bachelor degree in Accounting and Financial Studies in 2014 from University of Central Lancashire in the UK and her Master degree in Management in 2017 from Warwick University.

Board of Directors

Our Board met on five occasions during fiscal year 2018. Each of the members of our Board attended more than 75% of the total number of meetings held by our Board and the committees on which each director served during fiscal year 2018.

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

Yuguo Zhang, Yilei Shao, and Guangmig Fang, all of whom are independent directors under SEC rules and the rules of NYSE American, are currently serving as members of the Audit Committee. Ms. Shao is the chairman of the Audit Committee and is our audit committee financial expert.

The Audit Committee has adopted a written charter, a printed copy of which is available to any shareholder requesting a copy by writing to: Planet Green Holdings Corp., c/o Board of Director Office, Suite 901, Building 6, No. 1678 Jinshajiang Road, Putuo District, Shanghai, China 200333. During the fiscal year 2018, our Audit Committee held five meetings.

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

The current members of the Compensation Committee are Messrs. Zhang, Shao and Fang. Mr. Zhang is the chairman of the Compensation Committee. All current members of the Compensation Committee are independent directors, and all past members were independent directors at all times during their service on such Committee. None of the past or present members of our Compensation Committee are present or past employees or officers of the Company or any of our subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K. None of our executive officers serves on the Board of Directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or Compensation Committee.

The Compensation Committee may not delegate its responsibilities to another committee, individual director or member of management.

The Compensation Committee meets on an annual basis and holds special meetings as needed. The Compensation Committee meetings may be called by the Committee chairman, the Chairman of the Board of Directors or a majority of Committee members. The Chief Executive Officer and Chief Financial Officer also provide recommendations to the Compensation Committee relating to compensation of other executive officers. The Compensation Committee held five meetings in fiscal year 2018.

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

•      to make recommendations to the Board of Directors on nominees to be elected at the Annual Meeting of Shareholders; and

•      to seek and identify a qualified director nominee, in the event that a director vacancy occurs, to be recommended to the Board of Directors for either appointment by the Board of Directors to serve the remainder of the term of a director position that is vacant or election at the Annual Meeting of the Shareholders.

The current members of the Nominating and Corporate Governance are Messrs. Zhang, Shao and Fang. Mr. Fang is the chairman of the Compensation Committee. During the fiscal year 2018, our Nominating and Corporate Governance Committee held five meetings.

Shareholder Nominations for Director

Shareholders may propose candidates for board membership by writing to Planet Green Holdings Corp., c/o Board of Director Office, Suite 901, Building 6, No. 1678 Jinshajiang Road, Putuo District, Shanghai, China 200333. Any such proposal shall contain the name, holdings of our securities and contact information of the person making the nomination; the candidate's name, address and other contact information; any direct or indirect holdings of our securities by the nominee; any information required to be disclosed about directors under applicable securities laws and/or stock exchange requirements; information regarding related party transactions with our company and/or the shareholder submitting the nomination; any actual or potential conflicts of interest; the nominee's biographical data, current public and private company affiliations, employment history and qualifications and status as "independent" under applicable securities laws and stock exchange requirements. Nominees proposed by shareholders will receive the same consideration as other nominees.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the Board of Directors or compensation committee of any entity that has one or more officers serving on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, which we also refer to throughout this report as the SEC. Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers, directors and such beneficial owners, we believe that all filing requirements of Section 16(a) of the Exchange Act were timely complied with during the fiscal year ended December 31, 2018.

Code of Ethics

Our Board adopted a Code of Ethics that applies to all of our directors, executive officers, including our principal executive officer, principal financial officer and principal accounting officer, and employees. The Code of Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. The Code of Ethics is available on the Corporate Governance page of our website under the Investor link at http://www.planetgreenholdings.com, and a copy of the Code of Ethics is available to any shareholder requesting a copy by writing to: Planet Green Holdings Corp., c/o Board of Director Office, Suite 901, Building 6, No. 1678 Jinshajiang Road, Putuo District, Shanghai, China 200333. We intend to disclose on our website, in accordance with all applicable laws and regulations, amendments to, or waivers from, our Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the fiscal years ended December 31, 2018 and 2017 for services provided to us and our subsidiaries and VIEs. None of our current executive officers earned compensation that exceeded $100,000 during the fiscal years ended December 31, 2018 or 2017.

Name and Principal					Stock	Option	All Other
Position	Year		Salary	Bonus	Awards	Awards	Compensation	Total
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Hongxiang Yu,	2018	$
President, Chief Executive Officer and Chairman	2017		$16,154	$-0-	$-0-	$-0-	$-0-	$-0-

Yu Li,	2018	$
Chief Financial Officer	2017		$16,164	$-0-	$-0-	$-0-	$-0-	$-0-

Yimin Jin,	2018	$
Chief Strategic Officer and Director	2017		$16,154	$-0-	$-0-	$-0-	$-0-	$16,154

On September 27, 2018, the Board appointed Hongxiang Yu to serve as the Chief Executive Officer and President of the Company and Yu Li as the Chief Financial Officer. Pursuant to Mr. Yu's engagement letter, we are obligated to pay Mr. Yu a compensation of $16,154 per year. Pursuant to Ms. Li's engagement letter, we are obligated to pay Ms. Li a compensation of $16,154 per year.

On November 8, 2017, the Board appointed Yimin Jin as a member of the Board and the Chief strategic officer. Pursuant to Mr. Jin's engagement letter, we are obligated to pay Mr. Jin a compensation of $16,154 per year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of April 11, 2019 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Except as otherwise indicated, the persons listed below have advised us that they have direct sole voting and investment power with respect to the shares listed as owned by them.

Unless otherwise specified, the address of each of the persons set forth below is c/o Planet Green Holdings Corp., Suite 901, Building 6, No. 1678 Jinshajiang Road, Putuo District, Shanghai, China 200333.

In the table below, percentage ownership is based on 5,497,765 shares of our common stock outstanding as of April 11, 2019.

	Amount and nature	Percent
	of	of
Name and title of beneficial owner	beneficial ownership	class

5% or Greater Shareholders
DEG-Deutsche Investitions- und Entwicklungsgesellschaft mbH (1)	431,763	7.85%
Xiuping Cai	400,000	7.28%
Shenzhen Jiamingrui New Agriculture Co Ltd.	400,000	7.28%

Executive Officers, Directors and Director Nominees
Hongxiang Yu, President, Chief Executive Officer and Chairman(2)	1,176,471	21.4%
Yu Li, Chief Financial Officer	-	-
Yimin Jin, Chief Strategic Officer and Director(2)	1,176,471	21.4%
Yuguo Zhang, Director	-	-
Yilei Shao, Director	-	-
Guangming Fang, Director	-	-

All directors, director nominees and executive officers as a group (six individuals)	2,352,942	42.8%

(1)

Deutsche Investitions- und Entwicklungsgesellschaft mbH ("DEG") is a German limited liability company located at Kaemmergasse 22, 50676 Koeln, Germany.

10,794,066 shares of common stock (without taking into account of the reverse stock split subsequently effected by the Company) that has been pledged under the Share Pledge Agreement, dated October 19, 2010 and amended on November 15, 2012, for the benefit of DEG in order to secure the obligations of the Company and Junan Hongrun under a Loan Agreement, dated May 31, 2010, among the Company, DEG and Mr. Si Chen (the "Loan Agreement"). On September 7, 2016, DEG notified the agent under the Pledge Agreement that the Company was in default under the Loan Agreement. As of October 19, 2018, DEG entered into a Stock Purchase Agreement with Mr. Yimin Jin and agreed to sell and Mr. Jin agreed to purchase all of DEG's 10,794,066 shares of common stock of the Company in consideration for the purchase price of Eight Hundred and Sixty Thousand United States Dollars ($860,000.00) (the "Purchase Price"). Mr. Jin is obligated to pay a down payment of $86,000 within five business days and the remainder of the purchase price within three weeks of October 19, 2018, after which DEG is obligated to ship the stock certificates with stock powers to Mr. Jin for transfer. The transfer of share of common stock of the Company has not been closed as of the date of this report.

It should be noted that the number of 10,794,066 shares of common stock of the Company being sold from DEG to Mr. Jin reflect the number of shares prior to the conversion of shares in accordance with the amendment to the Company's articles of incorporation dated September 28, 2018, pursuant to which every 25 shares of common stock of Planet Green Holdings Corp. that were issued and outstanding as of October 1, 2018 shall be automatically combined and converted into one share of common stock of the Company.

(2)

On August 8, 2018, the Company entered into an amended and restated securities purchase agreement with Hongxiang Yu and Yimin Jin, pursuant to which Mr. Yu and Mr. Jin agreed to invest an aggregate of $10 million in the Company in exchange for an aggregate of 2,352,942 shares of common stock, representing a purchase price of approximately $4.25 per share (taking into account the reverse stock split subsequently effected by the Company). On October 16, 2018, the Company closed the transaction. Mr. Jin disclaims beneficial ownership of any shares held by Mr. Yu. Mr. Yu disclaims beneficial ownership of any shares held by Mr. Jin.

Changes in Control

There are currently no arrangements which would result in a change in control of us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE~~.~~

Related Party Transactions

On August 8, 2018, the Company entered into an amended and restated securities purchase agreement with Hongxiang Yu, the President, Chief Executive Officer and Chairman of the Company, and Yimin Jin, the Chief Strategic Officer and Director of the Company, pursuant to which Mr. Yu and Mr. Jin agreed to invest an aggregate of $10 million in the Company in exchange for an aggregate of 2,352,942 shares of common stock, representing a purchase price of approximately $4.25 per share (taking into account the reverse stock split subsequently effected by the Company). On October 16, 2018, the Company closed the transaction and received gross proceeds of $10,000,000 in the aggregate.

On September 28, we sold 100% of equity interest in ILH to Si Chen, our former President, Chief Executive Officer and Chairman. We have included discussions of the transaction in our Current Report on Form 8-K, filed on October 2, 2018.

Policy for Approval of Related Party Transactions

Our Audit Committee Charter provides that all related party transactions required to be disclosed under SEC rules are to be reviewed by the Audit Committee.

Director Independence

NYSE American listing standards require that a majority of our Board of Directors be independent. An "independent director" is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company's board of directors, would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Messrs. Zhang, Shao, Fang are "independent directors" as defined in the NYSE American listing standards and applicable SEC rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

WWC, P.C. is the Company's independent registered public accounting firm for the fiscal years ended December 31, 2017 and 2018 and the accounting fees in each such period were $170,000 and $140,000. Such fees related to audit services provided by WWC, P.C. No audit-related or tax services were provided by WWC, P.C. during such periods.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2) Financial Statement and Schedules

The financial statements contained in the "Audited Financial Statements" beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit	Description
No.

3.1

Articles of Incorporation of the registrant, as filed with the Nevada Secretary of State on June 15, 2009. Incorporated by reference to Exhibit 3.1 to the registrant's registration statement on Form S-3 filed on January 29, 2010.

3.2

Certificate of Amendment of the registrant, as filed with the Nevada Secretary of State on September 28, 2018. Incorporated by reference to Exhibit 3.1 to the registrant's current report on Form 8-K filed on October 2, 2018.

3.3	Bylaws of the registrant. Incorporated by reference to Exhibit 3.2 to the registrant's registration statement on Form S-3 filed on January 29, 2010.

10.1

Securities Purchase Agreement, dated December 28, 2017, by and among American Lorain Corporation and Yi Li and Beili Zhu. Incorporated by reference to Exhibit 10.1 to registrant's Form 8-K filed on May 21, 2018.

10.2

Securities Purchase Agreement, dated April 14, 2018, by and among American Lorain Corporation and the investors named therein. Incorporated by reference to Exhibit 10.2 to registrant's Form 8-K filed on May 21, 2018.

10.3

Securities Purchase Agreement, dated April 24, 2018, by and between American Lorain Corporation and Xiuping Cai. Incorporated by reference to Exhibit 10.3 to registrant's Form 8-K filed on May 21, 2018.

10.4

Securities Purchase Agreement, dated July 12, 2018, by and among American Lorain Corporation, Yunpeng Zhang and Zhongquan Sun. Incorporated by reference to Exhibit 10.1 to registrant's Form 10-Q filed on August 14, 2018.

10.5

Amended and Restated Securities Purchase Agreement, dated August 8, 2018, by and among American Lorain Corporation, Yimin Jin and Hongxiang Yu. Incorporated by reference to Exhibit 10.2 to registrant's Form 10-Q filed on August 14, 2018.

10.6

Share Exchange Agreement, dated August 8, 2018, by and among American Lorain Corporation, Si Chen, Planet Green Holdings Corp.,Junan Hongrun Foodstuff Co., Ltd., Shandong Lorain Co., Ltd., International Lorain Holdings, Inc., Shandong Greenpia Foodstuff Co., Ltd., Beijing Lorain Co., Ltd. and Luotian Lorain Co., Ltd. Incorporated by reference to Exhibit 10.3 to registrant's Form 10-Q filed on August 14, 2018.

10.7

Share Exchange Agreement, dated as of September 25, 2018, by and among American Lorain Corporation, Shanghai Xunyang Internet Technology Co., Ltd., Taishan Muren Agriculture Co. Ltd. and Shenzhen Jiamingrui New Agriculture Co., Ltd. Incorporated by reference to Exhibit 10.1 to registrant's Form 8-K filed on September 26, 2018.

10.8

Form of Lock-Up Agreement, by and between American Lorain Corporation and Shenzhen Jiamingrui New Agriculture Co., Ltd. Incorporated by reference to Exhibit 10.2 to registrant's Form 8-K filed on September 26, 2018.

10.9	Consultation and Service Agreement, dated September 27, 2018, by and between Shanghai Xunyang Interment Technology Co., Ltd. and Taishan Muren Farming Co., Ltd. *

10.10	Business Cooperation Agreement, dated September 27, 2018, by and between Shanghai Xunyang Interment Technology Co., Ltd. and Taishan Muren Farming Co., Ltd. *

10.11	Equity Pledge Agreement, dated September 27, 2018, by and among Shanghai Xunyang Interment Technology Co., Ltd., Shenzhen Jiamingrui Xinnong Co., Ltd. and Taishan Muren Farming Co., Ltd. *

10.12	Equity Option Agreement, dated September 27, 2018, by and among Shanghai Xunyang Interment Technology Co., Ltd., Shenzhen Jiamingrui Xinnong Co., Ltd. and Taishan Muren Farming Co., Ltd. *

10.13

Voting Rights Proxy and Financial Supporting Agreement, dated September 27, 2018, by and among Shenzhen Jiamingrui Xinnong Co., Ltd., Shanghai Xunyang Interment Technology Co., Ltd. and Taishan Muren Farming Co., Ltd. *

10.14

Form of Non-Competition and Non-Solicitation Agreement, by and among American Lorain Corporation, Taishan Muren Agriculture Co. Ltd., Shenzhen Jiamingrui New Agriculture Co., Ltd., and the persons named therein. Incorporated by reference to Exhibit 10.3 to registrant's Form 8-K filed on September 26, 2018.

14.1	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant's current report on Form 8-K filed on May 9, 2007.

21.1	List of subsidiaries of the registrant *

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

†	Management contract, compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET GREEN HOLDINGS CORP.

Date: April 15, 2019	By: /s/ Hongxiang Yu
Hongxiang Yu, Chief Executive Officer, President and Chairman (Principal Executive Officer)

By: /s/ Yu Li
Yu Li, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
Chief Executive Officer, President
and Chairman
/s/ Hongxiang Yu	(Principal Executive Officer)	April 15, 2019
Hongxiang Yu

Chief Financial Officer
(Principal Financial Officer and
/s/ Yu Li	Principal Accounting Officer)	April 15, 2019
Yu Li

/s/ Yimin Jin	Chief Strategy Officer and Director	April 15, 2019
Yimin Jin

/s/ Yuguo Zhang	Director	April 15, 2019
Yuguo Zhang

/s/ Yilei Shao	Director	April 15, 2019
Yilei Shao

/s/ Guangming Fang	Director	April 15, 2019
Guangming Fang

ITEM 1. Financial Statements

PLANET GREEN HOLDINGS CORP.

(FORMERLY KNOWN AS AMERICAN LORAIN CORPORATION)

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

To:	The Board of Directors and Stockholders of
Planet Green Holdings Corp.
(f/k/a American Lorain Corporation)

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Planet Green Holdings Corp. (formerly known as American Lorain Corporation) (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity/(deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WWC, P.C.

WWC, P.C.
Certified Public Accountants

San Mateo, California
April 15, 2019

We have served as the Company’s auditor since 2007.

PLANET GREEN HOLDINGS CORP.
(F/K/A AMERICAN LORAIN CORPORATION)
AUDITED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017
(Stated in US Dollars)

	2018	2017
Assets
Current assets
Cash and cash equivalents	$1,062,643	$85,493
Trade receivables, net	6,528,072	729,919
Inventories	-	10,593,403
Advances and prepayments to suppliers	7,381,785	3,129,435
Other receivables and other current assets	16,316	1,612,682
Related party receivable	2,208	-
Discontinued operations - current assets held for sale	-	790,550
Total current assets	$14,991,024	$16,941,482

Non-current assets
Investments	-	-
Plant and equipment, net	1,371,518	36,663,290
Intangible assets, net	-	13,167,870
Construction in progress, net	846,441	819,301
Deposits	1,477
Discontinued operations - long term assets held for sale	-	896,099
Total Assets	$17,210,460	$68,488,042

Liabilities and Stockholders' Equity
Current liabilities
Short-term bank loans	$-	$23,773,780
Long-term debt - current portion	-	30,511,656
Capital lease - current portion	-	1,074,829
Accounts payable	579,228	4,150,604
Taxes payable	155,135	355,142
Accrued liabilities and other payables	496,799	9,317,038
Customers deposits	3,499	485,295
Related party payable	78,656	-
Discontinued operations - liabilities	8,607,813	9,610,994
Total current liabilities	$9,921,130	$79,279,338

Stockholders' Equity/(Deficiency)
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 5,497,765 and 1,530,980 shares issued and outstanding as of December 31, 2018 and 2017, respectively	5,498	1,531
Additional paid-in capital	74,739,031	57,888,993
Statutory reserves	2,810,953	25,103,354
Accumulated deficit	(79,038,883)	(99,628,547)
Accumulated other comprehensive income	9,792,283	13,588,726
Non-controlling interests	(1,019,552)	(7,745,353)
Total Stockholders' Equity/(Deficiency)	$7,289,330	$(10,791,296)
Total Liabilities and Stockholders' Equity	$17,210,460	$68,488,042

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
(F/K/A AMERICAN LORAIN CORPORATION)
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(Stated in US Dollars)

	2018	2017

Net revenues	$ 6,828,887	$ 5,109,998
Cost of revenues	6,524,228	5,464,979
Gross profit	304,659	(354,981)

Operating expenses:
Selling and marketing expenses	14,409	431,921
General and administrative expenses	874,675	40,566,439
Total operating expenses	889,084	40,998,360

Operating (loss) income	(584,425)	(41,353,341)

Other income (expenses):
Interest income	369	-
Interest expense	(13)	(4,076,495)
Other income	11,877	739,725
Other expenses	(227)	(2,500,799)
Gain on acquisition	423,338	-
	435,344	(5,837,569)

Loss before taxes from continuing operations	(149,081)	(47,190,910)

Income tax expense	164,384	161,192

Loss from continuing operations	(313,465)	(47,352,102)

Discontinued operations:
Loss from discontinued operations	(24,049,343)	(30,953,252)
Gain on disposal, net of taxes	41,194,029	-
Income/(loss) from discontinued operations, net of taxes	17,144,686	(30,953,252)

Net income (loss)	$16,831,221	$ (78,305,354)

Net income available (loss attributable) to:
- Common shareholders	20,589,664	(63,232,092)
- Non-controlling interests	(3,758,443)	(15,073,262)

Other comprehensive income:
Foreign currency translation gain (loss)	(3,796,445)	1,417,720
Comprehensive income (loss)	$ 13,034,776	$ (76,887,634)

Income/(loss) per share from continuing operations
- Basic and diluted	$ (0.11)	(30.93)

Income (loss) per share from discontinued operations
- Basic and diluted	$ 7.02	$ (20.22)

Income (loss) per share available to common shareholders
- Basic and diluted	$ 6.91	$ (41.30)

Basic and diluted weighted average shares outstanding	2,978,233	1,530,980

See Accompanying Notes to the Financial Statements

American Lorain Corporation
Consolidated Statements of Stockholders’ Equity/(Deficiency)
For the years ended December 31, 2018 and 2017

						Accumulated
	Number		Additional			Other	Non-
	of	Common	Paid-in	Statutory	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Deficit	Income	Interests	Total
Balance, January 1, 2017	1,530,980	1,531	57,888,993	25,103,354	(36,396,455)	12,171,006	7,327,909	66,096,338
Net loss	-	-	-	-	(78,305,354)	-	-	(78,305,354)
Allocation to non-controlling interests	-	-	-	-	15,073,262	-	(15,073,262)	-
Foreign currency translation adjustment	-	-	-	-	-	1,417,720	-	1,417,720
Balance, December 31, 2017	1,530,980	1,531	57,888,993	25,103,354	(99,628,547)	13,588,726	(7,745,353)	(10,791,296)

Balance, January 1, 2018	1,530,980	1,531	57,888,993	25,103,354	(99,628,547)	13,588,726	(7,745,353)	(10,791,296)
Rounding from reverse split	1,843	2	-	-	-	-	-	2
Net income	-	-	-	-	16,831,221	-	-	16,831,221
Issuance of common stock for cash	3,564,942	3,565	15,450,438	-	-	-	-	15,454,003
Issuance of common stock for acquisition of subsidiary	400,000	400	1,399,600	-	-	-	-	1,400,000
Disposition of subsidiaries	-	-	-	(22,292,401)	-	-	7,745,353	(14,547,048)
Reorganization	-	-	-	-	-	-	2,738,891	2,738,891
Allocation to non-controlling interests	-	-	-	-	3,758,443	-	(3,758,443)	-
Foreign currency translation adjustment	-	-	-	-	-	(3,796,443)	-	(3,796,443)
Balance, December 31, 2018	5,497,765	5,498	74,739,031	2,810,953	(79,038,883)	9,792,283	(1,019,552)	7,289,330

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
(F/K/A AMERICAN LORAIN CORPORATION)
AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(STATED IN US DOLLARS)

	2018	2017
Cash flows from operating activities
Net income/(loss)	$16,831,221	$(47,352,102)
Adjustments to reconcile net income to net cash sourced (used) in operating activities:
Gain on disposal	(41,145,631)	-
Write down of assets in discontinued operations	24,049,343	-
Gain on acquisition	(423,338)	-
Write-off of fixed assets	-	16,567,001
Depreciation and amortization expense	793,191	2,110,403
Decrease in accounts and other receivables	(6,416,399)	421,806
Decrease /(increase) in inventories	21,548	2,009,657
Decrease/(increase) in advance and prepayments to suppliers	(7,657,937)	28,286,858
Increase/(decrease) in accounts and other payables	(287,048)	(2,403,764)
Increase in deferred tax asset	81,769	-
Net cash provided by (used in) operating activities	(14,153,281)	(360,141)

Cash flows from investing activities
Decrease/(increase) in restricted cash	-	1,020,002
Purchase of short-term investments	-	-
Purchase of plant and equipment	(490,694)	(314,187)
Payment for deposits	(1,534)	44,957
Net cash (used in) provided by investing activities	$(492,228)	$750,772

Cash flows from financing activities
Proceeds from issuance of common stock	15,454,005	-
Proceeds from bank borrowings	-	30,242
Repayment of bank borrowings	-	(784,093)
Proceeds from related party receivables	32,977	-
Net cash provided by financing activities	$15,486,982	$(753,851)

Net decrease in cash and cash equivalents	841,473	(363,220)

Effect of foreign currency translation on cash and cash equivalents	131,958	22,659

Cash and cash equivalents-beginning of year	89,212	426,054

Cash and cash equivalents-end of year	$1,062,643	$85,493

Supplementary cash flow information:
Interest received	$369	$-
Interest paid	$-	$1,160,864
Income taxes paid	$198	$563,453

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
(F/K/A AMERICAN LORAIN CORPORATION)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(Stated in US Dollars)

1.	Organization and Principal Activities

Planet Green Holdings Corp. formerly known as American Lorain Corporation (the “Company” or “PLAG”) is registered as a corporation in the state of Nevada. The Company conducts its primary business activities through its subsidiaries located in the People’s Republic of China, including its new acquired operating subsidiary Taishan Muren Agriculture Co. Ltd. The subsidiaries grow herbs and spices, sell sauces and other products developed from these herbs and spices, and offer a variety of food and beverage products, including packaged sauce, tea and brown rice syrup, to consumers and foodservice businesses. The Company also offered convenience food products, which were discontinued in December 2018.

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

Principles of consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Company, and its subsidiaries, which are listed below:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Planet Green Holdings Corporation	British Virgin Islands	100	$ 10,000
JianShi Technology Holding Limited	Hong Kong	100	1,277
Shanghai Xunyang Internet Technology Co. Ltd.	PRC	100	669,919
Beijing Lorain Co., Ltd.	PRC	VIE	1,540,666
Luotian Lorain Co., Ltd.	PRC	VIE	3,797,774
Shandong Greenpia Foodstuff Co., Ltd.	PRC	VIE	2,303,063
Taishan Muren Agriculture Co. Ltd.	PRC	VIE	1,913,049
Lorain Foodstuff (Shenzhen) Co., Ltd.	PRC	VIE	500,000

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

On September 28, 2018, the Company was restructured by disposing its equity interest in International Lorain and its subsidiaries to the former Chairman, Mr. Si Chen, and re-acquiring certain equity interest in certain of these subsidiaries,; namely, Shandong Greenpia, Beijing Lorain, and Luotian Lorain, indirectly through Planet Green BVI. Please refer to Form 8-K filed on October 2, 2018. The Company entered into exclusive arrangements with Shandong Greenpia, Luotian Lorain, Taishan Muren, and Shenzhen Lorain and its shareholders that give the Company the ability to substantially influence its daily operations and financial affairs. The Company entered into exclusive arrangements with Beijing Lorain; however, the Company does not have significant influence over Beijing Lorain and Beijing Lorain is accounted for as equity method investment.

In December 2018, the Company's management determined that it would discontinue the operations of Shandong Greenpia and Luotian Lorain. Accordingly, the Company has recorded full impairment related to the value of those assets.

In December 2018, the Company was no longer able to exercise significant influence over Beijing Lorain, and management did not believe that the Company would be able recover the value of its investment; accordingly, the Company recognized full impairment of its investment in Beijing Lorain.

Consolidation of Variable Interest Entity

VIEs are entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. Any VIE with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. Management makes ongoing reassessments of whether the Company is the primary beneficiary.

On December 14, 2017, the Company formed Shenzhen Lorain as a limited company under the laws of the PRC. Through Shandong Greenpia, the Company entered into exclusive VIE agreements with Lorain Food (Shenzhen) Co., Ltd. (“Shenzhen Lorain”) and its shareholders that give the Company the ability to substantially influence Shenzhen Lorain’s daily operations and financial affairs and appoint its senior executives. The Company is considered the primary beneficiary of Shenzhen Lorain and it consolidates its accounts as a VIE. On September 27, 2018, the agreements were terminated due to the Company’s restructuring and Shenzhen Lorain was no longer a variable interest entity under Shandong Greenpia.

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

As of December 31, 2018, the following entities were de-consolidated from the structure as a result of the sale agreement executed on September 28, 2018:

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

In the fourth quarter of 2018, the Company’s board of directors resolved to discontinue the operations of Beijing Lorain Co, Ltd., Luotian Lorain Co., Ltd., and Shandong Greenpia Foodstuff Co., Ltd.

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

	12/31/2018	12/31/2017
Period/year end RMB: US$ exchange rate	6.8764	6.5067
Period/annual average RMB: US$ exchange rate	6.5137	6.6133

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

The Company has evaluated the timing and the impact of the aforesaid guidance on the financial statements.

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

	12/31/2018	12/31/2017
Trade accounts receivable	$6,528,072	$1,534,856
Less: Allowance for doubtful accounts	-	(804,937)
	$6,528,072	$729,919

Allowance for doubtful accounts:
Beginning balance	$(804,937)	$(695,547)
Reclassified to discontinued operations	804,937	-
Additions to allowance	-	109,390
Bad debt written-off	-	-
Ending balance	$-	$(804,937)

5.	Inventories

Inventories consisted of the following as of December 31, 2018 and 2017.

	12/31/2018	12/31/2017
Raw materials	$-	$2,846,507
Finished goods	-	7,746,896
	$-	$10,593,403

6.	Investment

As of December 31, 2018, the Company has provided provision to impairment of the investment of 30% of equity interest in Beijing Lorain as a result of management’s determination that there will be no economic return or benefit from such investment.  The amount impaired was approximately $975,164.

7.	Plant and Equipment

Property, plant, and equipment consisted of the following as of December 31, 2018 and 2017:

	12/31/2018	12/31/2017
At Cost:
Buildings	$1,116,941	$47,004,352
Machinery and equipment	31,066	6,096,099
Office equipment	-	433,451
Motor vehicles	-	162,330
Biological assets	2,078,012	-
	$3,226,018	$53,696,232

Less: Accumulated depreciation	(1,854,500)	(17,032,942)

	$1,371,518	$36,663,290

Depreciation expense for the years ended December 31, 2018 and 2017 was $59,821 and $1,850,685, respectively.

8.	Intangible Assets

	12/31/2018	12/31/2017
At Cost:
Land use rights	-	15,366,444
Utilities rights	-	-
	$-	$15,366,444

Less: Accumulated amortization	-	(2,198,574)
	$-	$13,167,870

All land is owned by the government in China. Land use rights represent the Company’s purchase of usage rights for a parcel of land for a specified duration of time, typically 50 years.

As of December 31, 2018, the Company did not have any land use rights. Amortization expense for the years ended December 31, 2018 and 2017 was $0 and $259,718, respectively.

9.	Bank Loans

Bank loans include bank overdrafts, short-term bank loans, and current portion of long-term loan, which consisted of the following as of December 31, 2018 and 2017:

Short-term Bank Loans	12/31/2018	12/31/2017

Loan from Industrial and Commercial Bank of China,
• Interest rate at 6.955% per annum; due 4/20/2016	-	3,838,005
• Interest rate at 4.30% per annum; due 4/30/2017	-	1,152,658
• Interest rate at 4.30% per annum; due 5/30//2017	-	1,211,059
• Interest rate at 4.30% per annum; due 6/29/2017	-	1,152,658
• Interest rate at 4.30% per annum; due 8/2/2017	-	1,014,339

Loan from China Minsheng Bank Corporation, Linyi Branch
•Interest rate at 5.98% per annum due 9/22/2016	-	1,535,340

Loan from Agricultural Bank of China, Luotian Branch
• Interest rate at 5.65% per annum due 4/22/2017	-	1,536,877

Luotian Sanliqiao Credit Union,
• Interest rate at 9.72% per annum due 1/14/2017	-	1,536,877
• Interest rate at 9.72% per annum due 2/4/2017	-	461,063
• Interest rate at 9.72% per annum due 9/7/2017	-	92,213

Bank of Ningbo,
• Interest rate at 7.80% per annum due 10/27/2016	-	1,229,502

Hankou Bank, Guanggu Branch,
• Interest rate at 6.85% per annum due 10/24/2016	-	1,391,820

Postal Savings Bank of China,
• Interest rate at 9.72% per annum due 7/27/2016	-	399,588

China Construction Bank,
• Interest rate at 6.18% per annum due 11/29/2016	-	768,439

Huaxia Bank,
• Interest rate at 5.66% per annum due 5/19/2017	-	1,536,877

City of Linyi Commercial Bank, Junan Branch,
• Interest rate at 8.4% per annum due 2/16/2016	-	1,535,334
• Interest rate at 8.4% per annum due 11/24/2016	-	3,073,756

Hubei Jincai Credit and Financial Services Co. Ltd.
• Interest rate at 9.00% per annum due 1/12/2017	-	307,375
	$-	$23,773,780

The short-term loans, which are denominated in Renminbi, were primarily obtained for general working capital. If not otherwise specifically indicated above, short-term bank loans are guaranteed either by other companies within the group, or by personnel in senior management positions within the group. As of December 31, 2018, all short-term loans have been in default and have not been repaid. The Company is in negotiations to renew these loans or modify the repayment terms and principal amount due. The short-term loans, which are denominated in Renminbi, were primarily obtained for general working capital. If not otherwise specifically indicated above, short-term bank loans are guaranteed either by other companies within the group, or by personnel in senior management positions within the group.

As of December 31, 2018, as a result of the disposal of International Lorain Holding Inc. and its subsidiaries: Junan Hongrun Foodstuff Co., Ltd., Shandong Lorain Co., Ltd., Dongguan Lorain Co., Ltd., the Company is no longer liable for all bank loans as they have been transferred to Mr. Si Chen, the former chairman.

10.	Current Portion – Long Term Debt

Current portions of notes payable, debentures, and long-term debt consisted of the following as of December 31, 2018 and 2017:

	12/31/2018	12/31/2017
Debenture issued by 5 private placement holders underwritten by Guoyuan Securities Co., Ltd.
• Interest rate at 10% per annum due 8/28/2016	$-	$9,517,882

Debenture issued by 2 private placement holders underwritten by Daiwa SSC Securities Co. Ltd.
• Interest rate at 9.5% per annum due 11/8/2015	-	15,368,774

Loans from Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”)
• Interest rate at 5.510% per annum due 3/15/2015	-	1,875,000
• Interest rate at 5.510% per annum due 9/15/2015	-	1,875,000
• Interest rate at 5.510% per annum due 3/15/2016	-	1,875,000

	$-	$30,511,656

The Company began repaying principal and interest on the loan with DEG in semi-annual installments on December 15, 2012. As of December 31, 2018 and 2017, the Company had not repaid any principal nor interest. The loan was collateralized with the following terms:

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

As of December 31, 2018, as a result of the disposal of International Lorain Holding Inc. and its subsidiaries: Junan Hongrun Foodstuff Co., Ltd., Shandong Lorain Co., Ltd., Dongguan Lorain Co., Ltd., the Company is no longer liable for all bank loans as they have been transferred to Mr. Si Chen, the former chairman.

11.	Equity

On December 28, 2017, the Company entered into a securities purchase agreement, pursuant to which Yi Li and Beili Zhu, each an individual residing in the People’s Republic of China, agreed to invest an aggregate of $1.275 million in the Company in exchange for an aggregate of 300,000 shares of the Company’s common stock, representing a pre-reverse stock split purchase price of $0.17 per share. The transaction closed on January 23, 2018.

On April 14, 2018, the Company entered into a securities purchase agreement, pursuant to which Zongqi Shi, Aidi Zhang, Qiong Chen, Yi Li, Beili Zhu, Yanbo Wang, Jinhui Chen and Guoyang Zeng, each an individual residing in the People’s Republic of China, agreed to invest an aggregate of $1.629 million in the Company in exchange for an aggregate of 362,000 shares of the Company’s common stock, representing a pre-reverse stock split purchase price of $0.18 per share. The transaction closed on August 10, 2018.

On April 24, 2018, the Company entered into a securities purchase agreement, pursuant to which Xiupin Cai, an individual residing in the People’s Republic of China, agreed to invest an aggregate of $1,800,000 million in the Company in exchange for an aggregate of 400,000 shares of the Company’s common stock, representing a pre-reverse stock split purchase price of $0.18 per share. The transaction closed on August 10, 2018.

On July 12, 2018, the Company entered into a securities purchase agreement, pursuant to which Yunpeng Zhang and Zhongquan Sun, individuals residing in the People’s Republic of China, agreed to invest an aggregate of $750,000 in the Company in exchange for an aggregate of 150,000 shares of the Company’s common stock, par value $0.001 per share, representing a pre-reverse stock split purchase price of $0.20 per share. The transaction closed on August 2, 2018.

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

On August 8, 2018, the Company entered into an amended and restated securities purchase agreement with Yimin Jin, the Company’s chief strategy officer and director, and Hongxiang Yu, the Company’s chairman (collectively, the “Purchasers”), pursuant to which the Purchasers agreed to invest an aggregate of $10 million in the Company in exchange for an aggregate of 14,705,883 shares, a post-reverse stock split amount, of the Company’s common stock, representing a purchase price of $0.17 per share. The transaction closed on October 19, 2018.

As of December 31, 2018, there were 5,497,765 shares of common stock outstanding.

For the years ended December 31, 2018 and 2017, the Company did not issued shares as stock compensation to employees.

12.	Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses following as of December 31, 2018 and 2017:

	12/31/2018	12/31/2017
Loss attributed to PRC continuing operations	$(492,419)	$(46,791,320)
Income attributed to BVI	423,338	-
Loss attributed to U.S. operations	(80,000)	(399,590)
Loss before tax	$(149,081)	$(47,190,910)

PRC Statutory Tax at 25% Rate	(123,105)	(11,697,830)
Non-deductible GAAP expenses in the PRC	287,489	11,859,022
Income tax	$164,384	$161,192

Per Share Effect of Tax Exemption
	12/31/2018	12/31/2017
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	2,978,233	1,530,980
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows as of December 31, 2018 and 2017:

	12/31/2018	12/31/2017
U.S. federal statutory income tax rate	21.00%	35%
Higher (lower) rates in PRC, net	4.00%	-10%
Non-recognized deferred tax benefits in the PRC	-25.00%	-25.21%
The Company’s effective tax rate	0.00%	-0.21%

13.	Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the years ended
	December 31,
	2018	2017
Basic and diluted (loss) earnings per share numerator:
Loss from continuing operations attributable to common stockholders	$(313,465)	$(47,352,102)
Income/(loss) from discontinued operations available to (attributable to) common stockholders	$20,903,129	$(30,953,252)
Income/(loss) available to (attributable to) common stockholders	$20,589,664	$(63,232,092)

Basic and diluted (loss) earnings per share denominator:
Original Shares:	1,530,980	1,530,980
Additions from Actual Events -Issuance of Common Stock	3,964,942	-
Basic Weighted Average Shares Outstanding	2,978,233	1,530,980

Loss per share from continuing operations - Basic and diluted	$(0.11)	$(30.93)

Income/(loss) per share from discontinued operations - Basic and diluted	$7.02	$(20.22)

Income/(loss) per share - Basic and diluted	$6.91	$(41.30)

Weighted Average Shares Outstanding - Basic and diluted	2,978,233	1,530,980

Planet Green Holdings Corporation
(f/k/a American Lorain Corporation)
Notes to Financial Statements

14.	Lease Commitments

For the year ended December 31, 2017, Taishan Muren Agriculture Co. Ltd. entered into four operating lease agreements leasing two plots of land where biological assets are grown, two offices, and farming facilities. For the year ended December 31, 2018, Taishan Muren Agriculture Co. Ltd. entered into three operating lease agreements leasing three additional plots of land where biological assets are grown.

The leases entered and expires as follows:

Lease	Date Commenced	Date of expiration
Lease #1	March 1, 2016	February 28, 2031
Lease #2	March 1, 2016	February 28, 2031
Lease #3	March 1, 2016	February 28, 2031
Lease #4	November 1, 2016	November 1, 2019
Lease #5	January 1, 2017	February 28, 2031
Lease #6	January 1, 2017	February 28, 2031
Lease #7	January 1, 2018	February 28, 2031

The minimum future lease payments for these properties at December 31, 2018 are as follows:

Period	Lease Payable
Year 1	$220,382
Year 2	220,222
Year 3	220,222
Year 4	220,222
Year 5	220,222
Thereafter	1,578,255
$2,679,524

The outstanding lease commitments for the leases listed above as of December 31, 2018 was $2,679,524.

15.	Other Expenses

Other expenses consisted of the following:

	12/31/2018	12/31/2017
Other expense:
Impairment of property and equipment	$-	$2,229,451
Other	227	271,348
	$227	$2,500,799

16.	Discontinued Operations

As of December 31, 2018, the Company has reclassified the results of operations and the financial position of Luotian Lorain and Shandong Greenpia as discontinued operations. Selected details regarding those discontinued operations are provided below. As of December 31, 2017, the Company has reclassified the results of operations and the financial position of Shandong Lorain, Dongguan Lorain, and the Minerve Group as discontinued operations. Selected details regarding those discontinued operations are provided below.

	For the years ended December 31,
Results of Operations	2018	2017

Sales	$2,072,253	$331,050
Cost of sales	1,305,382	382,788
Gross profit	475,177	(51,738

Operating expenses	632,640	28,829,757

Other expenses	(24,232,157)	(2,071,757)

Loss before Taxes	(24,097,926)	(30,953,252)

Taxes	(48,583)	-

Net loss	$(24,049,343)	$(30,953,252)

	For the years ended December 31，
Other Income (Expenses)	2018	2017
Other income	$-	$608,198
Write-off of accounts receivable and other current assets	(1,266,022)	-
Write-off of inventory	(6,338,588)	-
Impairment of property and equipment and land use rights	(9,877,127)	(2,127,694)
Other	(6,750,420)	(552,261)
	$(24,232,157)	$(2,071,757)

	As of December 31,
Financial Position	2018	2017
Current Assets	$-	$790,550
Non-Current Assets	-	896,099
Total Assets	$-	$1,686,649

Current Liabilities	$8,607,813	$9,610,994
Total Long-Term Liabilities	-	-
Total Liabilities	$8,607,813	$9,610,994

Net Assets	$(8,607,813)	$(7,924,345

Total Liabilities & Net Assets	$(8,607,813)	$1,686,649

	As of December 31,
Financial Position	2018	2017
Current Assets	$-	$790,550
Non-Current Assets	-	896,099
Total Assets	$-	$1,686,649

Current Liabilities	$8,607,813	$9,610,994
Total Long-Term Liabilities	-	-
Total Liabilities	$8,607,813	$9,610,994

Net Assets	$(8,607,813)	$(7,924,345

Total Liabilities & Net Assets	$(8,607,813)	$1,686,649

Plant and equipment	2018	2017
At Cost:
Buildings	$-	$2,537,134
Machinery and equipment	-	4,721,021
Office equipment	-	-
Motor vehicles	-	300,916
	$-	$7,559,071

Less: Accumulated depreciation	-	(7,559,071)

	$-	$-

Intangible assets	2018	2017
At Cost:
Land use rights	-	1,210,297
Software	-	109,664
Patent	-	1,449
	$-	$1,321,410

Less: Accumulated amortization	-	(425,311)
	$-	$896,099

17.	Risks

	A.	Credit risk

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

18.	Subsequent Events

On April 10, 2019, the Company's executive officers determined to dispose the discontinued subsidiaries, Luotian Green Foodstuff Co., Ltd. and Shandong Greenpia Foodstuff Co., Ltd. for the interests of the Company and its stockholders.