Form 10-K/A
period 2018-12-31
Planet Green Holdings Corp.
filed 2019-04-16
CIK 1117057

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Planet Green Holdings Corp. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”) filed with the Securities and Exchange Commission on April 15, 2019. This Amendment is solely for the purpose of providing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the original Form 10-K. No other changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

PLANET GREEN HOLDINGS CORP.

Date: April 16, 2019	By: /s/ Hongxiang Yu
Hongxiang Yu, Chief Executive Officer, President and Chairman (Principal Executive Officer)

By: /s/ Yu Li
Yu Li, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
Chief Executive Officer, President
and Chairman
/s/ Hongxiang Yu	(Principal Executive Officer)	April 16, 2019
Hongxiang Yu

Chief Financial Officer
(Principal Financial Officer and
/s/ Yu Li	Principal Accounting Officer)	April 16, 2019
Yu Li

/s/ Yimin Jin	Chief Strategy Officer and Director	April 16, 2019
Yimin Jin

/s/ Yuguo Zhang	Director	April 16, 2019
Yuguo Zhang

/s/ Yilei Shao	Director	April 16, 2019
Yilei Shao

/s/ Guangming Fang	Director	April 16, 2019
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