Form 10-Q
period 2019-03-31
Planet Green Holdings Corp.
filed 2019-05-14
CIK 1117057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	PLAG	NYSE American

The number of outstanding shares of the issuer’s common stock as of May 13, 2019 was 5,497,765.

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission.

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

i

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

1.	“We,” “us” and “our” refer to PLAG, and except where the context requires otherwise, our wholly-owned subsidiaries and VIEs.

2.	“Beijing Lorain” refers to Beijing Green Foodstuff Co., Ltd.

3.	“China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong and Macau).

4.	“ILH” refers to International Lorain Holding, Inc., a Cayman Islands company that was a wholly-owned by PLAG until September 2018 and owns all the capital stock of Dongguan Green Foodstuff Co., Ltd. and Junan Hongrun Foodstuff Co., Ltd.

5.	“Jianshi HK” refers to Jianshi Technology Holding Limited

6.	“Luotian Lorain” refers to Luotian Green Foodstuff Co., Ltd.

7.	“PLAG” refers to Planet Green Holdings Corp., a Nevada corporation.

8.	“Taishan Muren” refers to Taishan Muren Agriculture Co. Ltd., a limited liability company registered in China.

9.	“Shandong Lorain” refers to Shandong Green Foodstuff Co., Ltd.

10.	“Shandong Greenpia” refers to Shandong Greenpia Foodstuff Co., Ltd.

11.	“Shanghai Xunyang” refers to Shanghai Xunyang Internet Technology Co., Ltd.

12.	“Shenzhen Lorain” refers to Lorain Food Stuff (Shenzhen) Co., Ltd.

13.	“RMB” refers to Renminbi, the legal currency of China.

14.	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

15.	“VIE” refers to variable interest entity.

ii

ITEM 1. Financial Statements

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND DECEMBER 31, 2018

(Stated in US Dollars)

PLANET GREEN HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2019 AND DECEMBER 31, 2018
(Stated in US Dollars)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$1,367,758	$1,062,643
Trade receivables, net	1,044,381	6,528,072
Inventories	10,265	-
Advances and prepayments to suppliers	7,609,439	7,381,785
Other receivables and other current assets	297	16,316
Related party receivable	1,944	2,208
Discontinued operations - current assets held for sale		-
Total current assets	$10,034,084	$14,991,024

Non-current assets
Plant and equipment, net	1,330,474	1,371,518
Construction in progress, net	864,409	846,441
Deposits	1,507	1,477
Discontinued operations - long term assets held for sale		-
Total Assets	$12,230,474	$17,210,460

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$475,147	$579,228
Taxes payable	60,571	155,135
Accrued liabilities and other payables	492,528	496,799
Customers deposits	-	3,499
Related party payable	90,483	78,656
Discontinued operations - liabilities	3,643,696	8,607,813
Total current liabilities	$4,762,425	$9,921,130

Stockholders’ Equity/(Deficiency)
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2019 and December 31,2018, respectively	$	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 5,497,765 shares issued and outstanding as of March 31, 2019 and December 31,2018, respectively	5,498	5,498
Additional paid-in capital	74,739,031	74,739,031
Statutory reserves	2,810,953	2,810,953
Accumulated deficit	(79,031,187)	(79,038,883)
Accumulated other comprehensive income	9,984,943	9,792,283
Non-controlling interests	(1,041,189)	(1,019,552)
Total Stockholders’ Equity/(Deficiency)	$7,468,049	$7,289,330
Total Liabilities and Stockholders’ Equity	$12,230,474	$17,210,460

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Stated in US Dollars)

	For the Three months ended
	March 31,
	2019	2018

Net revenues	$1,078,245	$1,017,528
Cost of revenues	779,988	901,491
Gross profit	298,257	116,037

Operating expenses:
Selling and marketing expenses	110	21,947
General and administrative expenses	234,569	162,387
Total operating expenses	234,679	184,334

Operating income (loss)	63,578	(68,297)

Other income (expenses):
Interest income	161	486
Other income	-	730
Other expenses	-	(3,482)
	161	(2,266)

Income (loss) Loss before taxes from continuing operations	63,739	(70,563)

Provision for income taxes	56,043	-

Income (loss) from continuing operations	7,696	(70,563)

Discontinued operations:
Income (loss) from discontinued operations	-	13,046
Provision for income taxes	-	-
Income (loss) from discontinued operations, net of taxes	-	13,046

Net income (loss)	$7,696	$(57,517)

Net (loss) income attributable to:
- Common shareholders	7,696	(60,100)
- Non-controlling interests	-	2,583

Other comprehensive income:
Foreign currency translation gain (loss)	192,662	(446,052)
Comprehensive income (loss)	$200,358	$(503,569)

Loss per share from continuing operations
- Basic and diluted	0.00	(0.04)
Income (loss) per share from discontinued operations
- Basic and diluted	0.00	0.01

Loss per share
- Basic and diluted	0.00	(0.03)

Basic and diluted weighted average shares outstanding	5,497,765	1,754,313

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(STATED IN US DOLLARS)

	For the Three months ended
	March 31,
	2019		2018
Cash flows from operating activities
Net income/(loss)		$7,696	$(70,563)
Adjustments to reconcile net income to net cash sourced (used) in operating activities:
Gain from disposal of investment and subsidiaries
Adjustment to retained earnings as a result of disposal of subsidiaries
Depreciation and amortization expense		109,528	152,379
Amortization of intangible assets		-	88,204
Decrease in accounts and other receivables		459,873	1,485,391
Decrease in related party receivables		264	-
Decrease /(increase) in inventories		(10,265)	517,677
Decrease/(increase) in advance to suppliers		-	(40,950)
Decrease/(increase) in prepayment		(227,654)	308,598
Increase/(decrease) in accounts and other payables		38,271	(3,739,511)
Increase/(decrease) in taxes payable		(92,968)	(193,615)
Increase in customer deposits		-	17,666
Net cash provided by (used in) operating activities		284,745	(1,474,724)

Cash flows from investing activities
Purchase of plant and equipment		-	(2,799)
Net cash (used in) provided by investing activities	$		$(2,799)

Cash flows from financing activities
Proceeds from issuance of common stock		-	1,275,000
Repayment of bank borrowings		-	-
Net cash provided by financing activities		$-	$1,275,000

Net increase (decrease) in cash and cash equivalents		284,745	(202,523)

Effect of foreign currency translation on cash and cash equivalents		20,370	416,907

Cash and cash equivalents–beginning of year		1,062,643	85,493

Cash and cash equivalents–end of year		$1,367,758	$299,877

Supplementary cash flow information:
Interest received		$161	$486
Interest paid		$-	$-
Income taxes paid		$-	$-

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
(F/K/A AMERICAN LORAIN CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND DECEMBER 31, 2018
(Stated in US Dollars)

1.	Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”) is registered as a corporation in the state of Nevada. The Company conducts its primary business activities through its subsidiaries located in the People’s Republic of China, including its operating subsidiary Taishan Muren Agriculture Co. Ltd. Through its subsidiaries, the Company grow herbs and spices, sell sauces and other products developed from these herbs and spices, and offer a variety of food and beverage products, including packaged sauce, tea and brown rice syrup, to consumers and food service businesses.

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

On May 18, 2018, the Company incorporated Planet Green Holdings Corporation (“Planet Green BVI”), a limited company incorporated in the British Virgin Islands. On September 28, 2018, Planet Green BVI acquired JianShi Technology Holding Limited, a limited company, incorporated in Hong Kong on February 21, 2012 and Shanghai Xunyang Internet Technology Co. Ltd., a wholly-owned foreign entity incorporated in Shanghai, PRC on August 29, 2012. The formation and acquisition of these companies was to implement the Company’s restructuring plans.

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

In December 2018, the Company’s management determined that it would discontinue the operations of Shandong Greenpia and Luotian Lorain. Accordingly, the Company has recorded full impairment related to the value of those assets.

Planet Green Holdings Corporation

Notes to Financial Statements

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

As of March 31, 2019, the following entities were de-consolidated from the structure as a result of the sale agreement executed on September 28, 2018:

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

Planet Green Holdings Corporation

Notes to Financial Statements

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

	3/31/2019	12/31/2018	3/31/2018
Period/year end RMB: US$ exchange rate	6.7335	6.8764	6.2881
Period/annual average RMB: US$ exchange rate	6.7087	6.5137	6.3171

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

Planet Green Holdings Corporation

Notes to Financial Statements

Financial instruments

The Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 - inputs to the valuation methodology used quoted prices for identical assets or liabilities in active markets.

●	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Unaudited interim financial information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

The consolidated balance sheets and certain comparative information as of December 31, 2018 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2018 (“2018 Annual Financial Statements”), included in the Company’s 2018 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2018 Annual Financial Statements.

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

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets and wholesalers.

	3/31/2019	12/31/2018
Trade accounts receivable	$1,044,381	$6,528,072
Less: Allowance for doubtful accounts	-	-
	$1,044,381	$6,528,072

Allowance for doubtful accounts:
Beginning balance	$-	$(804,937)
Reclassified to discontinued operations	-	804,937
Additions to allowance	-	-
Bad debt written-off	-	-
Ending balance	$-	$-

5.	Inventories

Inventories consisted of the following as of March 31, 2019 and December 31, 2018

	3/31/2019	12/31/2018
Raw material	$-	$-
Work in progress	-	-
Finished goods	10,265	-
	$10,265	$-

6.	Plant and Equipment

Property, plant, and equipment consisted of the following as of March 31, 2019 and December 31, 2018:

	3/31/2019	12/31/2018
At Cost:
Buildings	$1,140,645	$1,116,940
Machinery and equipment	31,732	31,066
Biological assets	2,122,125	2,078,012
	$3,294,502	$3,226,018

Less: Accumulated depreciation	(1,964,028)	(1,854,500)

	$1,330,474	$1,371,518

Depreciation expense for the three months ended March 31, 2019 and 2018 was $109,528 and $152,379 respectively.

Planet Green Holdings Corporation

Notes to Financial Statements

7	Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the three months ended March 31, 2019 and 2018:

	3/31/2019	3/31/2018
Income/(loss) attributed to PRC continuing operations	$63,739	$(70,563)
Income/(loss) attributed to U.S. operations
Income/(loss) before tax	$63,739	$(70,563)

PRC Statutory Tax at 25% Rate	56,043	-
Effect of tax exemption granted
Income tax	$56,043	$-

Per Share Effect of Tax Exemption

	3/31/2019	3/31/2018
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	5,497,765	1,754,313
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the Three months ended March 31, 2019 and 2018:

	3/31/2019	3/31/2018
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Expenses not deductible to taxable income	62.9%	-25%
The Company’s effective tax rate	87.9%	0%

Planet Green Holdings Corporation

Notes to Financial Statements

8.	Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the three months ended
	March 31,
	2019	2018
Basic and diluted (loss) earnings per share numerator:
Income/(loss) from continuing operations (attributable) available to common stockholders	$7,696	(70,563)
(Loss) income from discontinued operations (attributable) available to common stockholders	-	13,046
(Loss) income (attributable) available to common stockholders	7,696	(60,100)

Basic and diluted (loss) earnings per share denominator:
Original Shares:	5,497,765	1,530,980
Additions from Actual Events -Issuance of Common Stock	-	233,333
Basic Weighted Average Shares Outstanding	5,497,765	1,754,313

Income/(loss) per share from continuing operations - Basic and diluted	0.00	(0.04)

Income/(loss) per share from discontinued operations - Basic and diluted	-	0.01

Income/(loss) per share - Basic and diluted	0.00	(0.03)

Weighted Average Shares Outstanding - Basic and diluted	5,497,765	1,754,313

Planet Green Holdings Corporation

Notes to Financial Statements

9.	Lease Commitments

For the year ended December 31, 2016, Taishan Muren Agriculture Co., Ltd. entered into four operating lease agreements leasing two plots of land where biological assets are grown, two offices, and farming facilities. For the year ended December 31, 2017, Taishan Muren Agriculture Co. Ltd. entered into three operating lease agreements leasing three additional plots of land where biological assets are grown. For the year ended December 31, 2018

The leases entered and expires as follows:

Lease	Date Commenced	Date of expiration
Lease #1	March 1, 2016	February 28, 2031
Lease #2	March 1, 2016	February 28, 2031
Lease #3	March 1, 2016	February 28, 2031
Lease #4	November 1, 2016	November 1, 2019
Lease #5	January 1, 2017	February 28, 2031
Lease #6	January 1, 2017	February 28, 2031
Lease #7	January 1, 2018	February 28, 2031

The minimum future lease payments for these properties at March 31, 2019 are as follows:

Period	Lease Payable
Year 1	$224,896
Year 2	224,896
Year 3	224,896
Year 4	224,896
Year 5	224,896
Thereafter	1,386,853
$2,511,333

The outstanding lease commitments for the leases listed above as of March 31, 2019 was $2,511,333.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (right of use) and lease obligations (lease liability) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is assessing the impact of the adoption of the new standard.

Planet Green Holdings Corporation

Notes to Financial Statements

10.	Other Expenses

Other expenses consisted of the following:

	3/31/2019	3/31/2018
Other expense:
Impairment of property and equipment	$-	$-
Other	-	(3,482)
	$-	$(3,482)

11.	Discontinued Operations

As of December 31, 2018, the Company has reclassified the results of operations and the financial position of Luotian Lorain and Shandong Greenpia as discontinued operations. Selected details regarding those discontinued operations are provided below. Selected details regarding those discontinued operations are provided below.

	For the three months ended March 31,
Results of Operations	2019	2018

Sales	$-	$14,582
Cost of sales	-
Gross profit	-	14,582

Operating expenses	-	1,536

Other expenses	-	-

Loss before Taxes	-	13,046

Taxes	-	-

Net income	$-	$13,046

	At	At
Financial Position	3/31/2019	12/31/2018
Current Assets	$-	$-
Non-Current Assets	-	-
Total Assets	$-	$-

Current Liabilities	$3,643,696	$8,607,813
Total Long-Term Liabilities		-
Total Liabilities	$3,643,696	$8,607,813

Net Assets	$(3,643,696)	$(8,607,813)

Total Liabilities & Net Assets	$0.00	$0.00

Planet Green Holdings Corporation

Notes to Financial Statements

12.	Risks

A.	Credit risk

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

Planet Green Holdings Corporation

Notes to Financial Statements

13.	Subsequent Events

On April 10, 2019, the Company’s executive officers determined to dispose the discontinued subsidiaries, Luotian Green Foodstuff Co., Ltd. and Shandong Greenpia Foodstuff Co., Ltd. for the interests of the Company and its stockholders.

On April 29, 2019, the Company issued a press release (the “Press Release”) announcing that on April 26, 2019, the NYSE American LLC (“NYSE American”) notified the Company that the Company had regained compliance with the NYSE American listing requirements because it has resolved the continued listing deficiency with respect to Section 1003(a)(i) and Section 1003(a)(ii) of the NYSE American Company Guide.

On May 9, 2019, the Company and its wholly owned subsidiary Shanghai Xunyang Internet Technology Co., Ltd. (“Subsidiary”) entered into a Share Exchange Agreement with Xianning Bozhuang Tea Products Co., Ltd. (“Target”) and each of the shareholders of Target (collectively, “Sellers”). Such transaction closed on May 14, 2019. Pursuant to the Share Exchange Agreement, the Subsidiary acquired all outstanding equity interests of Target, a company that produces tea products and sells such products in China. Pursuant to the Share Exchange Agreement, the Company issued an aggregate of 1,080,000 shares of common stock of the Company to the Sellers in exchange for the transfer of all of the equity interest of the Target to the Subsidiary.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

Overview

We are headquartered in Shanghai, China. Since the restructuring of our company in September 2018, our primary business, which is carried out by Taishan Muren, our newly acquired business, is:

●	to develop and market products, such as sauces, from herbs and spices that we grow in China; and

●	to sell brown rice syrup and tea bags developed using our unique recipes in China.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table summarizes the results of our operations during the three-month periods ended March 31, 2019 and March 31, 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2019 compared to the three month period ended March 31, 2018.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended		Increase /	Increase /
	March 31,		Decrease	Decrease
(In Thousands of USD)	2019	2018	($)	(%)
Net revenues	1,078	1,018	60	5.9
Cost of revenues	780	901	(121)	(13.4)
Gross profit (loss)	298	116	182	156.9
Operating expenses:	-	-	-	-
Selling and marketing expenses	-	22	(22)	(100.0)
General and administrative expenses	235	162	73	45.1
Operating (loss) Income	64	(68)	132	(194.1)
Government subsidy income	-	-	-	-
Interest and other income	-	1	(1)	(100.0)
Other expenses	-	(3)	3	(100.0)
Interest expense	-	-		-
Gain from investment	-	-	-	-
Income before tax from continuing operations	64	(71)	135	(190.1)
Income tax expense/(income)	56	-	56	-
Net income from continuing operations	8	(71)	79	(111.3)
Net (loss) income from discontinued operations	-	13	(13)	(100.0)
Net Income	8	(58)	66	(113.8)
Non-controlling interests	-	3	(3)	(100.0)
Net income of common stockholders	8	(60)	68	(113.3)

Revenue

Net Revenues. Our net revenues for the three months ended March 31, 2019 amounted to $1.07 million, which represents an increase of approximately $0.06 million, or 5.9%, from the three-month period ended on March 31, 2018, in which our net revenue was $1.01 million. This increase was attributable to the disposal of certain of our historical subsidiaries and acquisition of Taishan Muren.

Cost of Revenues. During the three months ended March 31, 2019, we experienced an decrease in cost of revenue of $0.12 million, in comparison to the three months ended March 31, 2018, from approximately $0.9 million to $0.78 million, reflecting a decrease of 14%. This decrease was related to our new subsidiary, Taishan Muren Agriculture Co. Ltd. and disposal and discontinue of certain subsidiaries.

Gross Profit. Our gross profit increased $0.18 million, or 157%, to $0.29 million for the three months ended March 31, 2019 from $0.11 million for the three months ended March 31, 2018, attributable to the disposal of certain of our historical subsidiaries and acquisition of Taishan Muren.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased $21,847, or 99%, to $110 during the three months ended March 31, 2019, as compared to $21,947 during the three months ended March 31, 2018. The decrease of our selling and marketing expenses is mainly due to a decrease in sales activities because sales generated from our existing clients had been steady.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $0.07 million from $0.16 million to approximately $0.23 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. This cost increase was caused by the cost of service providers in connection with our reporting obligation.

Net Income

Net income increased to $8,000 for the three months ended March 31, 2019 from net loss of $58,000 for the three months ended March 31, 2018. Such gain was primarily the result of acquisition of Taishan Muren and disposal and discontinue of certain subsidiaries.

Liquidity and Capital Resources

In the reporting period in 2019, our primary sources of financing have been cash generated from operations. As of March 31, 2019, we had cash and cash equivalents (including restricted cash) of $1,367,758. Our cash and cash equivalents increased by approximately $ 305,115 from March 31, 2018. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

General

Management anticipates that our existing capital resources and cash flows from operations are adequate to satisfy our liquidity requirements for the next 12 months. Our primary capital needs have been to fund our working capital requirements. In the past, our primary sources of financing have been cash generated from operations and financing activities.

As of March 31, 2019 and 2018, cash and cash equivalents (including restricted cash) were $1.36 million and $1.06 million, respectively. The debt to assets ratio was 38.9% and 57.6% as of March 31, 2019 and December 31, 2018, respectively. We expect to continue to finance our operations and working capital needs in 2019 from cash generated from operations and, if needed, private financings. If available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide liquidity, if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (In thousands)

	For the Three Months Ended
	March 31,
	2019	2018
Net cash (used in)/provided by operating activities	285	(1,475)
Net cash provided by/ (used in) investing activities	-	(3)
Net cash provided by/ (used in) financing activities	-	1,275
Net cash flow	285	(203)

Operating Activities

Net cash provided by operating activities was $0.29 million and used by operating activities was $1.5 million for the three months periods ended March 31, 2019 and 2018, respectively. The increase of approximately $1.76 million in net cash flows provided by operating activities in the first three months of 2019 was primarily due to decreases of $3.8 million in accounts and other payables, decrease of $1.0 million accounts and other receivable, and increase of $0.5 million in prepayment, increase of $0.5 million in inventories.

Financing Activities

Net cash used in financing activities for the three months period ended March 31, 2019 was $0 million representing a decrease of $1.3 million in net cash used in financing from $1.3 million for the same period of 2018.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of March 31, 2019 relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2019

PLANET GREEN HOLDINGS CORP.

/s/ Hongxiang Yu
Hongxiang Yu
Chief Executive Officer
(Principal Executive Officer)

/s/ Yu Li
Yu Li
Chief Financial Officer
(Principal Financial and Accounting Officer)