Form 10-Q/A
period 2019-03-31
Planet Green Holdings Corp.
filed 2019-05-24
CIK 1117057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Planet Green Holdings Corp. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2019 (the “Form 10-Q”) filed with the Securities and Exchange Commission on May 14, 2019. This Amendment is solely for the purpose of disclosing the condensed consolidated statements of changes in stockholders’ equity required by the Securities Act Release No. 33-10532, Disclosure Update and Simplification, which was not included with the original Form 10-Q. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Stated in US Dollars)

						Accumulated
	Number		Additional			Other	Non-
	of	Common	Paid-in	Statutory	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Deficit	Income	Interests	Total
Balance, January 1, 2018	1,530,980	$1,531	$57,888,993	$25,103,354	$(99,628,547)	$13,588,726	$(7,745,353)	$(10,791,296)
Net loss	-	-	-	-	(60,100)	-	-	(60,100)
Issuance of common stock for cash	300,000	300	1,274,700	-	-	-	-	1,275,000
Allocation to non-controlling interests	-	-	-	-	-	-	2,583	2,583
Foreign currency translation adjustment	-	-	-	-	-	(446,052)	-	(446,052)
Balance, March 31, 2018	1,830,980	$1,831	$59,163,693	$25,103,354	$(99,688,647)	$13,142,674	$(7,742,770)	$(10,019,865)

Balance, January 1, 2019	5,497,765	$5,498	$74,739,031	$2,810,953	$(79,038,883)	$9,792,283	$(1,019,552)	$7,289,330
Net income	-	-	-	-	7,696	-	-	7,696
Issuance of common stock for cash	-	-	-	-	-	-	-	-
Allocation to non-controlling interests	-	-	-	-	-	-	(21,637)	(21,637)
Foreign currency translation adjustment	-	-	-	-	-	192,662	-	192,662
Balance, March 31, 2019	5,497,765	$5,498	$74,739,031	$2,810,953	$(79,031,187)	$9,984,943	$(1,041,189)	$7,468,049

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2019

PLANET GREEN HOLDINGS CORP.

/s/ Hongxiang Yu
Hongxiang Yu
Chief Executive Officer
(Principal Executive Officer)

/s/ Yu Li
Yu Li
Chief Financial Officer
(Principal Financial and Accounting Officer)