Form 10-Q
period 2019-06-30
Planet Green Holdings Corp.
filed 2019-08-12
CIK 1117057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-34449

PLANET GREEN HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	87-0430320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 200, 9841 Washingtonian Blvd
Gaithersburg, MD 20878
(Address, including zip code, of principal executive offices)

(202) 891-8907
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

The number of outstanding shares of the issuer’s common stock as of August 12, 2019 was 7,877,765.

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

i

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

1.	“Beijing Lorain” refers to Beijing Green Foodstuff Co., Ltd.

2.	“China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong, Macau and Taiwan for the purposes of this report only).

3.	“Lucky Sky HK” refers to Lucky Sky Holdings Corporations (HK) Limited, a company incorporated in Hong Kong and formerly known as JianShi Technology Holding Limited.

4.	“Lucky Sky Petrochemical” refers to Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., a PRC limited liability company.

5.	“Luotian Lorain” refers to Luotian Green Foodstuff Co., Ltd., a PRC limited liability company.

6.	“PLAG,” “we,” “us” and “our” refer to Planet Green Holdings Corp., a Nevada corporation, and except where the context requires otherwise, our wholly-owned subsidiaries and VIEs.

7.	“RMB” refers to Renminbi, the legal currency of China.

8.	“Shandong Greenpia” refers to Shandong Greenpia Foodstuff Co., Ltd., a PRC limited liability company.

9.	“Shandong Lorain” refers to Shandong Green Foodstuff Co., Ltd., a PRC limited liability company.

10.	“Shanghai Xunyang” refers to Shanghai Xunyang Internet Technology Co., Ltd., a PRC limited liability company.

11.	“Shenzhen Lorain” refers to Lorain Food Stuff (Shenzhen) Co., Ltd., a PRC limited liability company.

12.	“Taishan Muren” refers to Taishan Muren Agriculture Co. Ltd., a PRC limited liability company.

13.	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

14.	“VIE” refers to variable interest entity.

15.	“Xianning Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

ii

ITEM 1. FINANCIAL STATEMENTS

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND DECEMBER 31, 2018

(Stated in US Dollars)

PLANET GREEN HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2019 AND DECEMBER 31, 2018
(Stated in US Dollars)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$7,035,669	$1,062,643
Trade receivables, net	1,893,962	6,528,072
Inventories	1,525,779	-
Advances and prepayments to suppliers	6,721,263	7,381,785
Other receivables and other current assets	352,057	16,316
Related party receivable	2,197	2,208
Discontinued operations - current assets held for sale		-
Total current assets	$17,530,927	$14,991,024

Non-current assets
Plant and equipment, net	5,139,073	1,371,518
Construction in progress, net	847,777	846,441
Intangible assets, net	2,205,109
Deposits	1,478	1,477
Total Non-Current Assets	$8,193,437	$2,219,435
Total Assets	$25,724,364	$17,210,460

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,122,827	$579,228
Taxes payable	54,774	155,135
Accrued liabilities and other payables	2,453,852	496,799
Customers deposits	411,703	3,499
Related party payable	88,742	78,656
Discontinued operations - liabilities	3,573,611	8,607,813
Total current liabilities	$7,705,509	$9,921,130

Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 7,877,765 and 5,497,765 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	7,878	5,498
Additional paid-in capital	85,835,809	74,739,031
Statutory reserves	2,810,953	2,810,953
Accumulated deficit	(79,346,693)	(79,038,883)
Accumulated other comprehensive income	9,730,460	9,792,283
Non-controlling interests	(1,019,552)	(1,019,552)
Total Stockholders’ Equity	$18,018,855	$7,289,330
Total Liabilities and Stockholders’ Equity	$25,724,364	$17,210,460

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Stated in US Dollars)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Net revenues	$852,009	$636,387	$1,930,254	$1,653,915
Cost of revenues	771,458	70,918	1,551,446	972,409
Gross profit	80,551	565,469	378,808	681,506

Operating expenses:
Selling and marketing expenses	19,280	31,045	19,390	52,992
General and administrative expenses	353,372	578,216	587,941	740,603
Total operating expenses	372,652	609,261	607,331	793,595

Operating income (loss)	(292,101)	(43,792)	(228,523)	(112,089)

Other income (expenses):
Interest income	9	(238)	170	248
Interest expense	(15,989)		(15,989)
Other income	(1,607)	77,053	(1,607)	77,783
Other expenses	(5,766)	(83,764)	(5,766)	(87,246)
Loss from investment	-	4,965		4,965
	(23,353)	(1,984)	(23,192)	(4,250)

Income (loss) Loss before taxes from continuing operations	(315,454)	(45,776)	(251,715)	(116,339)

Provision for income taxes	52	-	56,095	-

Income (loss) from continuing operations	(315,506)	(45,776)	(307,810)	(116,339)

Discontinued operations:
Income (loss) from discontinued operations	-	(665,658)	-	(652,612)
Provision for income taxes	-	-		-
Income (loss) from discontinued operations, net of taxes	-	(665,658)	-	(652,612)

Net income (loss)	$(315,506)	$(711,434)	$(307,810)	$(768,951)

Net (loss) income attributable to:
- Common shareholders	(315,506)	(709,277)	(307,810)	(769,377)
- Non-controlling interests	-	(2,157)	-	426

Other comprehensive income:
Foreign currency translation gain (loss)	(254,483)	585,224	(61,823)	139,173
Comprehensive income (loss)	$(569,989)	$(126,210)	$(369,633)	$(629,778)

Loss per share from continuing operations
- Basic and diluted	(0.05)	(0.03)	(0.05)	(0.06)
Income (loss) per share from discontinued operations
- Basic and diluted	-	(0.40)	-	(0.36)

Loss per share
- Basic and diluted	(0.05)	(0.43)	(0.05)	(0.42)

Basic and diluted weighted average shares outstanding	5,901,411	1,662,686	5,901,411	1,803,239

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Stated in US Dollars)

							Accumulated
	Number		Additional				Other	Non-
	of	Common	Paid-in	Subscription	Statutory	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	receivable	Reserves	Deficit	Income	Interests	Total
Balance, January 1, 2018	1,532,823	$1,533	$57,888,991	(2,142,000)	$25,103,354	$(99,628,547)	$13,588,726	$(7,745,353)	$(10,791,296)
Net loss	-	-	-		-	(768,951)	-	-	(768,951)
Issuance of common stock for cash	1,062,000	1,062	4,702,938		-	-	-	-	4,704,000
Subscription receivable				(2,142,000)					(2,142,000)
Allocation to non-controlling interests	-	-	-		-	(426)	-	426	-
Foreign currency translation adjustment	-	-	-		-	-	139,172	-	139,172
Balance, June 30, 2018	2,594,823	$2,595	$62,591,929	(2,142,000)	$25,103,354	$(100,397,924)	$13,727,898	(7,744,927)	$(8,859,075)

Balance, January 1, 2019	5,497,765	$5,498	$74,739,031		$2,810,953	$(79,038,883)	$9,792,283	$(1,019,552)	$7,289,330
Net income	-	-	-	-	-	(307,810)	-	-	(307,810)
Issuance of shares for acquisition	1,080,000	1,080	4,783,212						4,784,292
Issuance of common stock for cash	1,300,000	1,300	5,458,700		-	-	-	-	5,460,000
Allocation to non-controlling interests	-	-	-		-	-	-	-	-
Acquiring corporation			854,866						854,866
Foreign currency translation adjustment	-	-	-		-	-	(61,823)	-	(61,823)
Balance, June 30, 2019	7,877,765	$7,878	$85,835,809		$2,810,953	$(79,346,693)	$9,730,460	$(1,019,552)	$18,018,855

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(STATED IN US DOLLARS)

	For the six months ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(307,810)	$(116,339)
Amortization	(47,780)	137,904
Depreciation	205,027	295,981
Increase in accounts and other receivables	(342,060)	(690,408)
Decrease/(increase) in inventory	4,971	(524,090)
Decrease/(increase) in prepayments and other current assets	761,580	(489,926)
(Decrease)/increase in payables and other current liabilities	(2,435,442)	5,622,821
Net cash used in operating activities	$(2,161,514)	$(7,009,699)

Cash flows from investing activities
Purchase of plant and equipment and construction in progress	(131,786)	(4,836)
Purchase of intangible assets	(525,943)	-
Net cash used in investing activities	$(657,729)	$(4,836)

Cash flows from financing activities
Proceeds from issuance of common stock	9,943,564	2,562,000
Receiving bank loans
Repayment of borrowings	(1,128,867)	-
Changes in related party balances, net	-	-
Net cash provided by financing activities	$8,814,697	$2,562,000

Net increase (decrease) in cash and cash equivalents	5,995,454	(4,452,535)

Effect of foreign currency translation on cash and cash equivalents	(39,315)	4,752,366

Cash and cash equivalents–beginning of year	1,079,530	85,493

Cash and cash equivalents–end of year	$7,035,669	$385,324

Supplementary cash flow information:
Interest received	$170	$248
Interest paid	$15,989	$-
Income taxes paid	$-	$-

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
(F/K/A AMERICAN LORAIN CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”), a Nevada corporation, engages in the business of growing, developing, manufacturing, and marketing fresh foods, spices, convenience foods and tea products through its subsidiaries and VIEs in China.

2.	Summary of Significant Accounting Policies

Method of accounting

Management has prepared the accompanying financial statements and these notes in accordance to generally accepted accounting principles in the United States (“GAAP”). The Company maintains its general ledger and journals with the accrual method accounting.

Principles of consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Company, and its subsidiaries, which are listed below:

	Place of	Attributable equity	Registered
Name of company	incorporation	interest %	capital
Planet Green Holdings Corporation	British Virgin Islands	100	$10,000
Lucky Sky Holdings Corporations (HK) Limited	Hong Kong	100	1,277
Shanghai Xunyang Internet Technology Co., Ltd.	PRC	100	669,919
Lucky Sky Petrochemical Technology (Xianning) Co., Ltd.	PRC	100	14,242,782
Beijing Green Foodstuff Co., Ltd.	PRC	VIE	1,540,666
Luotian Green Foodstuff Co., Ltd.	PRC	VIE	3,797,774
Shandong Greenpia Foodstuff Co., Ltd.	PRC	VIE	2,303,063
Taishan Muren Agriculture Co., Ltd.	PRC	VIE	1,913,049
Lorain Food Stuff (Shenzhen) Co., Ltd.	PRC	VIE	80,000
Xianning Bozhuang Tea Products Co., Ltd.	PRC	VIE	6,277,922

Management has eliminated all significant inter-company balances and transactions in preparing the accompanying consolidated financial statements. Ownership interests of subsidiaries that the Company does not wholly own are accounted for as non-controlling interests.

On May 18, 2018, the Company incorporated Planet Green Holdings Corporation, a limited company incorporated in the British Virgin Islands. On September 28, 2018, the Company acquired Lucky Sky HK and Shanghai Xunyang, a wholly foreign-owned enterprise incorporated in Shanghai, China. The formation and acquisition of these companies was to implement the Company’s restructuring plans.

Planet Green Holdings Corp.

Notes to Financial Statements

In December 2018, the Company was no longer able to exercise significant influence over Beijing Lorain, and management did not believe that the Company would be able recover the value of its investment; accordingly, the Company recognized full impairment of its investment in Beijing Lorain.

Consolidation of Variable Interest Entity

VIEs are entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. Any VIE with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. Management makes ongoing reassessments of whether the Company is the primary beneficiary of its VIEs.

On September 28, 2018, the Company entered into a series of VIE agreements with Shandong Greenpia, Luotian Lorain, Taishan Muren, and Shenzhen Lorain and their shareholders, pursuant to which, Company obtained substantial control over these entities’ daily operations and financial affairs.

On September 27, 2018, the Company entered into exclusive arrangements with Beijing Lorain. However, the Company does not have significant influence over Beijing Lorain and Beijing Lorain was accounted for as equity method investment.

In December 2018, the Company’s management determined that it would discontinue the operations of Shandong Greenpia and Luotian Lorain. Accordingly, the Company has recorded full impairment related to the value of those assets.

On May 14, 2019, the Company entered into a series of VIE agreements with Xianning Bozhuang and its equity holders to obtain control and become the primary beneficiary of Xianning Bozhuang. The Company consolidated Xianning Bozhuang’s accounts as its VIE.

On August 12, 2019, through Lucky Sky HK, the Company established Lucky Sky Petrochemical, a wholly foreign-owned enterprise incorporated in Xianning City, Hubei Province, China.

Discontinued operations

In the first quarter of 2018, the Company’s board of directors (the “Board”) resolved to discontinue the operations of Junan Hongrun Foodstuff Co. Ltd.

In the fourth quarter of 2018, the Board resolved to discontinue the operations of Beijing Lorain, Luotian Lorain, and Shandong Greenpia.

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

Planet Green Holdings Corp.

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

Planet Green Holdings Corp.

Notes to Financial Statements

Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. The Company typically applies a salvage value of 0% to 10%. The estimated useful lives of the plant and equipment are as follows:

Buildings	20-40 years
Landscaping, plant and tree	30 years
Machinery and equipment	1-10 years
Motor vehicles	5-10 years
Office equipment	5-20 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss are included in the Company’s results of operations. The costs of maintenance and repairs are recognized to expenses as incurred; significant renewals and betterments are capitalized.

Intangible assets

Intangible assets are carried at cost less accumulated amortization. Amortization is provided over their useful lives, using the straight-line method. The estimated useful lives of the intangible assets are as follows:

Land use rights	40-50 years
Software licenses	2 years
Trademarks	10 years

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

Planet Green Holdings Corp.

Notes to Financial Statements

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are the Renminbi (“RMB”). The Company’s assets and liabilities are translated into United States dollars from RMB at year-end exchange rates, and its revenues and expenses are translated at the average exchange rate during the period. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	6/30/2019	12/31/2018	6/30/2018
Period/year end RMB: US$ exchange rate	6.7801	6.8764	6.6166
Period/annual average RMB: US$ exchange rate	6.8656	6.5137	6.4568

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

Comprehensive income

The Company uses Financial Accounting Standards Board (“FASB”) ASC Topic 220, “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders.

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

Planet Green Holdings Corp.

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

Unaudited interim financial information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the SEC that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

The Company is evaluating the timing and the impact of the aforesaid guidance on the financial statements.

Planet Green Holdings Corp.

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

	6/30/2019	12/31/2018
Trade accounts receivable	$1,893,962	$6,528,072
Less: Allowance for doubtful accounts	-	-
	$1,893,962	$6,528,072

Allowance for doubtful accounts:
Beginning balance	$-	$(804,937)
Reclassified to discontinued operations	-	804,937
Additions to allowance	-	-
Bad debt written-off	-	-
Ending balance	$-	$-

5.	Inventories

Inventories consisted of the following as of June 30, 2019 and December 31, 2018

	6/30/2019	12/31/2018
Raw material	$311,946	$-
Inventory of Supplies	5,812
Work in progress	870,865	-
Finished goods	337,156	-
	$1,525,779	$-

6.	Plant and Equipment

Property, plant, and equipment consisted of the following as of June 30, 2019 and December 31, 2018:

	6/30/2019	12/31/2018
At Cost:
Buildings	$4,137,665	$1,116,940
Machinery and equipment	995,082	31,066
Office Equipment	48,227
Vehicle	152,835
Biological assets	2,081,420	2,078,012
	$7,415,229	$3,226,018

Less: Accumulated depreciation	(2,276,156)	(1,854,500)

	$5,139,073	$1,371,518

Depreciation expense for the six months ended June 30, 2019 and 2018 was $205,027 and $295,981, respectively.

Planet Green Holdings Corp.

Notes to Financial Statements

7.	Intangible Assets

	6/30/2019	12/31/2018
At Cost:
Land use rights	$1,347,839	$-
Software licenses	2,593	-
Trademark	909,606	-
	$2,260,038	$-

Less: Accumulated depreciation	(54,929)	-

	$2,205,109	$-

Amortization expense for the six months ended June 30, 2019 and 2018 was $47,780 and $137,904, respectively.

8.	Equity

On May 9, 2019, the Company and Shanghai Xunyang, a subsidiary of the Company, entered into a share exchange agreement with Xianning Bozhuang, and its shareholders, pursuant to which, among other things and subject to the terms and conditions contained therein, Shanghai Xunyang agreed to effect an acquisition of Xianning Bozhuang by acquiring from Xianning Bozhuang’s shareholders all of the outstanding equity interests of Xianning Bozhuang. On May 14, 2019, the Company closed the acquisition.

Pursuant to the share exchange agreement, in exchange for the acquisition of all of the outstanding equity interests of Xianning Bozhuang by the Shanghai Xunyang, the Company issued an aggregate of 1,080,000 shares of common stock, par value $0.001 per share, of the Company to Xianning Bozhuang’s shareholders. At the closing of the acquisition, the Company entered into a lock-up agreement with the Sellers with respect to the Exchange Shares, pursuant to which Xianning Bozhuang’s shareholders agreed, subject to certain exceptions, not to transfer the exchange shares, or publicly disclose the intention to do so, from the closing of the acquisition until the first anniversary of the closing.

On June 17, 2019, the Company entered into a securities purchase agreement, pursuant to which five individuals residing in the PRC agreed to purchase an aggregate of 1,300,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $5,460,000, representing a purchase price of $4.20 per share. The purchase agreement contains customary representations and warranties by the Company and customary closing conditions. The financing closed on June 19, 2019.

Planet Green Holdings Corp.

Notes to Financial Statements

9.	Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the six months ended June 30, 2019 and 2018:

	6/30/2019	6/30/2018
Income/(loss) attributed to PRC continuing operations	$(251,715)	$(116,339)
Income/(loss) attributed to U.S. operations
Income/(loss) before tax	$(251,715)	$(116,339)

PRC Statutory Tax at 25% Rate	56,095	-
Effect of tax exemption granted
Income tax	$56,095	$-

Per Share Effect of Tax Exemption

	6/30/2019	6/30/2018
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	5,901,411	1,803,239
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the six months ended June 30, 2019 and 2018:

	6/30/2019	6/30/2018
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Expenses not deductible to taxable income	(47.3)%	(25)%
The Company’s effective tax rate	(22.3)%	0%

Planet Green Holdings Corp.

Notes to Financial Statements

10.	Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the six months ended
	June 30,
	2019	2018
Basic and diluted (loss) earnings per share numerator:
Income/(loss) from continuing operations (attributable) available to common stockholders	$(307,810)	(116,339)
(Loss) income from discontinued operations (attributable) available to common stockholders	-	(653,038)
(Loss) income (attributable) available to common stockholders	(307,810)	(769,377)

Basic and diluted (loss) earnings per share denominator:
Original Shares:	5,497,765	1,532,823
Additions from Actual Events -Issuance of Common Stock	2,380,000	270,416
Basic Weighted Average Shares Outstanding	5,901,411	1,803,239

Income/(loss) per share from continuing operations - Basic and diluted	(0.05)	(0.06)

Income/(loss) per share from discontinued operations - Basic and diluted	-	(0.36)

Income/(loss) per share - Basic and diluted	(0.05)	(0.42)

Weighted Average Shares Outstanding - Basic and diluted	5,901,411	1,803,239

Planet Green Holdings Corp.

Notes to Financial Statements

11.	Lease Commitments

During the year ended December 31, 2016, Taishan Muren entered into four operating lease agreements leasing two plots of land where biological assets are grown, two offices, and farming facilities. During the year ended December 31, 2017, Taishan Muren entered into three operating lease agreements leasing three additional plots of land where biological assets are grown.

As of the date of this report, the leases of the Company are as follows:

Lease	Date Commenced	Date of expiration
Lease #1	March 1, 2016	February 28, 2031
Lease #2	March 1, 2016	February 28, 2031
Lease #3	March 1, 2016	February 28, 2031
Lease #4	November 1, 2016	November 1, 2019
Lease #5	January 1, 2017	February 28, 2031
Lease #6	January 1, 2017	February 28, 2031
Lease #7	January 1, 2018	February 28, 2031

The minimum future lease payments for these properties at June 30, 2019 are as follows:

Period	Lease Payable
Year 1	$224,896
Year 2	224,896
Year 3	224,896
Year 4	224,896
Year 5	224,896
Thereafter	1,386,853
$2,511,333

The outstanding lease commitments for the leases listed above as of June 30, 2019 was $2,511,333.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (right of use) and lease obligations (lease liability) for leases previously classified as operating leases under GAAP on the balance sheet for leases with terms in excess of 12 months. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is assessing the impact of the adoption of the new standard.

Planet Green Holdings Corp.

Notes to Financial Statements

12.	Other Expenses

Other expenses consisted of the following:

	6/30/2019	6/30/2018
Other expense:
Impairment of property and equipment	$-	$-
Other	(5,766)	(87,246)
	$(5,766)	$(87,246)

13.	Discontinued Operations

As of December 31, 2018, the Company has reclassified the results of operations and the financial position of Luotian Lorain and Shandong Greenpia as discontinued operations. Selected details regarding those discontinued operations are provided below. Selected details regarding those discontinued operations are provided below.

	For the six months ended June 30,
Results of Operations	2019	2018

Sales	$-	$14,267
Cost of sales	-
Gross profit	-	14,267

Operating expenses	-	666,879

Other expenses	-	-

Loss before Taxes	-	(652,612)

Taxes	-	-

Net income	$-	$(652,612)

	At	At
Financial Position	6/30/2019	12/31/2018
Current Assets	$-	$-
Non-Current Assets	-	-
Total Assets	$-	$-

Current Liabilities	$3,573,611	$8,607,813
Total Long-Term Liabilities		-
Total Liabilities	$3,573,611	$8,607,813

Net Assets	$(3,573,611)	$(8,607,813)

Total Liabilities & Net Assets	$0.00	$0.00

Planet Green Holdings Corp.

Notes to Financial Statements

14.	Risks

A.	Credit risk

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

Management of the Company monitors changes in prices levels. Historically inflation has not materially impacted the Company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed to the Company’s customers could adversely impact the Company’s results of operations.

15.	Subsequent Events

On July 1, 2019, Yilei Shao resigned as a director of the Company. Ms. Shao’s resignation was for personal reasons and was not due to any disagreement with the Company.

On July 1, 2019, the Board appointed King Fai Leung to serve as a member of the Board and a member of each of the three independent committees of the Board (i.e., the audit committee, compensation committee and nominating and corporate governance committee) and as chairman of the audit committee of the Board, effective immediately.

On August 12, 2019, through Lucky Sky HK, the Company established Lucky Sky Petrochemical, a wholly foreign-owned enterprise incorporated in Xianning City, Hubei Province, China.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Overview

Our primary operations are conducted in the PRC through our VIEs:

●	to develop and market products, such as sauces and tea products, from herbs and spices that we grow in China; and

●	to sell brown rice syrup and tea bags developed using our unique recipes in China.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table summarizes the results of our operations during the three-month periods ended June 30, 2019 and June 30, 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended June 30, 2019 compared to the three month period ended June 30, 2018.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended		Increase /	Increase /
	June 30,		Decrease	Decrease
(In Thousands of USD)	2019	2018	($)	(%)
Net revenues	852	636	216	34
Cost of revenues	771	71	700	986
Gross profit	81	565	(484)	(86)
Operating expenses:	-		-
Selling and marketing expenses	19	31	(12)	(39)
General and administrative expenses	353	578	(225)	(39)
Operating loss	(293)	(44)	(249)	566
Government subsidy income	-		-
Interest and other income	(1)	77	(78)	(101)
Other expenses	(6)	(84)	78	(93)
Interest expense	(16)	5	(21)	(420)
Gain from investment	-		-
Loss before tax from continuing operations	(316)	(46)	(270)	587
Income tax expense/(income)	-		-
Net loss from continuing operations	(316)	(46)	(270)	587
Net loss from discontinued operations	-	(666)	666	(100)
Net loss	(316)	(711)	395	(56)
Non-controlling interests	-	(2)	2	(100)
Net loss of common stockholders	(316)	(709)	393	(55)

Revenue

Net Revenues. Our net revenues for the three months ended June 30, 2019 amounted to $0.85 million, which represents an increase of approximately $0.22 million, or 34%, from the three-month period ended on June 30, 2018, in which our net revenue was $0.63 million. This increase was attributable to the disposal of certain of our historical subsidiaries and acquisition of Taishan Muren and Xianning Bozhuang.

Cost of Revenues. During the three months ended June 30, 2019, we experienced an increase in cost of revenue of $0.7 million, in comparison to the three months ended June 30, 2018, from approximately $0.07 million to $0.77 million, reflecting an increase of 986%. This increase was related to our new subsidiary, Taishan Muren, Xianning Bozhuang, and disposal and discontinue of certain subsidiaries.

Gross Profit. Our gross profit decreased by $0.48 million, or 86%, to $0.08 million for the three months ended June 30, 2019 from $0.56 million for the three months ended June 30, 2018, attributable to the disposal of certain of our historical subsidiaries and acquisition of Taishan Muren and Xianning Bozhuang.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased $0.01 million, or 39%, to $0.02 million during the three months ended June 30, 2019, as compared to $0.03 million during the three months ended June 30, 2018. The decrease of our selling and marketing expenses is mainly due to a decrease in sales activities because sales generated from our existing clients had been steady.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $0.23 million from $0.58 million to approximately $0.35 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. This cost decrease was caused by discontinued operations of Luotian Lorain and Shandong Greenpia.

Net Income

Net loss decreased to $0.3 million for the three months ended June 30, 2019 from net loss of $0.7 million for the three months ended June 30, 2018. Such decrease was primarily the result of acquisition of Taishan Muren, Xianning Bozhuang and disposal and discontinuance of certain subsidiaries.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table summarizes the results of our operations during the six-month periods ended June 30, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or decrease from the six-month period ended June 30, 2019 compared to the six month period ended June 30, 2018.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Six months ended		Increase /	Increase /
	June 30,		Decrease	Decrease
(In Thousands of USD)	2019	2018	($)	(%)
Net revenues	1,930	1,654	276	17
Cost of revenues	1,551	972	579	60
Gross profit	379	682	(303)	(44)
Operating expenses:	-	-	-
Selling and marketing expenses	19	53	(34)	(63)
General and administrative expenses	588	741	(153)	(21)
Operating loss	(229)	(112)	(116)	104
Government subsidy income	-	-	-
Interest and other income	(1)	78	(79)	(102)
Other expenses	(6)	(87)	81	(93)
Interest expense	(16)	-	(16)	(100)
Gain from investment	-	5	(5)	(100)
Loss before tax from continuing operations	(252)	(116)	(135)	116
Income tax expense/(income)	56	-	56	100
Net loss from continuing operations	(308)	(116)	(191)	165
Net loss from discontinued operations	-	(653)	653	(100)
Net loss	(308)	(769)	461	(60)
Non-controlling interests	-	0.4	(0.4)	(100)
Net loss of common stockholders	(308)	(769)	462	(60)

Revenue

Net Revenues. Our net revenues for the six months ended June 30, 2019 amounted to $1.93 million, which represents an increase of approximately $0.28 million, or 17%, from the six-month period ended on June 30, 2018, in which our net revenue was $1.65 million. This increase was attributable to the disposal of certain of our historical subsidiaries and acquisition of Taishan Muren and Xianning Bozhuang.

Cost of Revenues. During the six months ended June 30, 2019, we experienced an increase in cost of revenue of $0.58 million, in comparison to the six months ended June 30, 2018, from approximately $0.97 million to $1.55 million, reflecting an increase of 60%. This increase was related to our new VIEs, Taishan Muren, Xianning Bozhuang, and disposal and discontinue of certain subsidiaries.

Gross Profit. Our gross profit decreased by $0.30 million, or 44%, to $0.38 million for the six months ended June 30, 2019 from $0.68 million for the six months ended June 30, 2018, attributable to the disposal of certain of our historical subsidiaries and acquisition of Taishan Muren and Xianning Bozhuang.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased by $0.03 million, or 63%, to $0.02 million during the six months ended June 30, 2019, as compared to $0.05 million during the six months ended June 30, 2018. The decrease of our selling and marketing expenses is mainly due to a decrease in sales activities because sales generated from our existing clients had been steady.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $0.15 million from $0.74 million to approximately $0.59 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. This cost decrease was caused by the discontinued operations of Luotian Lorain and Shandong Greenpia.

Net Income

Net loss decreased to $0.3 million for the six months ended June 30, 2019 from net loss of $0.8 million for the six months ended June 30, 2018. Such decrease was primarily the result of acquisition of Taishan Muren, Xianning Bozhuang and disposal and discontinuance of certain subsidiaries.

Liquidity and Capital Resources

In the reporting period in 2019, our primary sources of financing have been cash generated from operations and private placements. We raised funds in the following private placement in the second quarter of 2019:

On June 17, 2019, the Company entered into a securities purchase agreement, pursuant to which five individuals residing in the PRC agreed to purchase an aggregate of 1,300,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $5,460,000, representing a purchase price of $4.20 per Share.

General

Management anticipates that our existing capital resources and anticipated cash flows from operations are adequate to satisfy our liquidity requirements for the next 12 months. Our primary capital needs have been to fund our working capital requirements. In the past, our primary sources of financing have been cash generated from operations and financing activities.

As of June 30, 2019, we had cash and cash equivalents (including restricted cash) of $7.04 million. The debt to assets ratio was 30.0% and 57.6% as of June 30, 2019 and December 31, 2018, respectively. We expect to continue to finance our operations and working capital needs in 2019 from cash generated from operations and, if needed, private financings. If available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide liquidity, if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (In thousands)

	For the Six Months Ended
	June 30,
	2019	2018
Net cash (used in)/provided by operating activities	(2,162)	(7,01	0)
Net cash provided by/ (used in) investing activities	(658)	(5)
Net cash provided by/ (used in) financing activities	8,815	2,562
Net cash flow	5,995	(4,45	3)

Operating Activities

Net cash used in operating activities was $2.2 million and $7.0 million for the six months periods ended June 30, 2019 and 2018, respectively. Net cash used in operating activities was mainly due to decrease of $2.4 million in payables and other current liabilities, increase of $0.7 million in prepayments and other current assets, increase of $0.3 million in accounts and other receivables.

Investing Activities

Net cash used in investing activities for the six months period ended June 30, 2019 was $0.7 million, representing an increase of $0.7 million in net cash used in investing activities from $0.005 million for the same period of 2018. The difference was primarily a result of the new acquisition of Xianning Bozhuang which increases fixed assets.

Financing Activities

Net cash provided by financing activities for the six months period ended June 30, 2019 was $8.8 million, representing an increase of $6.2 million in net cash provided by financing activities from $2.6 million for the same period of 2018. The difference was primarily a result of investors input raised from the agreements the Company entered into on June 17, 2019.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported in our financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require significant judgments and estimates in the preparation of financial statements, including those set forth in Note 2 to the financial statements included herein.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of June 30, 2019 relates to the ability of the Company to record transactions and provide disclosures in accordance with GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of GAAP-based reporting is inadequate.

We plan to provide GAAP training sessions to our accounting team. The training sessions will be organized to help our corporate accounting team gain experience in GAAP reporting and to enhance their awareness of new and emerging pronouncements with potential impact over our financial reporting. We plan to continue to recruit experienced and professional accounting and financial personnel and participate in educational seminars, tutorials, and conferences and employ more qualified accounting staff in future.

Changes in Internal Controls over Financial Reporting.

During the three months ended June 30, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and accordingly we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 17, 2019, the Company entered into a securities purchase agreement, pursuant to which five individuals residing in the PRC agreed to purchase an aggregate of 1,300,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $5,460,000, representing a purchase price of $4.20 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

Exhibit No.	Description
10.1	Share Exchange Agreement, dated as of May 9, 2019, by and among Planet Green Holdings Corp., Shanghai Xunyang Internet Technology Co., Ltd., Xianning Bozhuang Tea Products Co., Ltd. and sellers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 15, 2019

10.2	Lock-Up Agreement, dated as of May 14, 2019, by and among Planet Green Holdings Corp. and the persons named therein, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 15, 2019

10.3	Non-Competition and Non-Solicitation Agreement, dated as of May 14, 2019, by and among Planet Green Holdings Corp., Shanghai Xunyang Internet Technology Co., Ltd., Xianning Bozhuang Tea Products Co., Ltd. and the persons named therein, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 15, 2019

10.4	Consultation and Service Agreement, dated as of May 14, 2019, by and between Shanghai Xunyang Internet Technology Co., Ltd. and Xianning Bozhuang Tea Products Co., Ltd., incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on May 15, 2019

10.5	Business Cooperation Agreement, dated as of May 14, 2019, by and between Shanghai Xunyang Internet Technology Co., Ltd. and Xianning Bozhuang Tea Products Co., Ltd., incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on May 15, 2019

10.6	Equity Pledge Agreement, dated as of May 14, 2019, by and among Shanghai Xunyang Internet Technology Co., Ltd., Bin Zhou, Wuyuan Zuo, Gongwei Lu and Xianning Bozhuang Tea Products Co., Ltd., incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on May 15, 2019

10.7	Equity Option Agreement, dated as of May 14, 2019, by and among Shanghai Xunyang Internet Technology Co., Ltd., Bin Zhou, Wuyuan Zuo, Gongwei Lu and Xianning Bozhuang Tea Products Co., Ltd., incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on May 15, 2019

10.8	Voting Rights Proxy and Financial Supporting Agreement, dated as of May 14, 2019, by and among Bin Zhou, Wuyuan Zuo, Gongwei Lu, Shanghai Xunyang Internet Technology Co., Ltd. and Xianning Bozhuang Tea Products Co., Ltd., incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on May 15, 2019

10.9	Securities Purchase Agreement, dated as of June 17, 2019, by and among Planet Green Holdings Corp. and the purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 21, 2019

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2019

PLANET GREEN HOLDINGS CORP.

/s/ Hongxiang Yu
Hongxiang Yu
Chief Executive Officer
(Principal Executive Officer)

/s/ Lili Hu
Lili Hu
Chief Financial Officer
(Principal Financial and Accounting Officer)