Form 10-Q
period 2019-09-30
Planet Green Holdings Corp.
filed 2019-11-14
CIK 1117057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

N/A

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

The number of outstanding shares of the registrant’s common stock as of November 13, 2019 was 7,877,765.

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

ITEM 1. FINANCIAL STATEMENTS

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(Stated in US Dollars)

PLANET GREEN HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2019 AND DECEMBER 31, 2018
(Stated in US Dollars)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$2,697,878	$1,062,643
Trade receivables, net	1,260,381	6,528,072
Inventories	1,810,489	-
Advances and prepayments to suppliers	8,486,399	7,381,785
Other receivables and other current assets	265,346	16,316
Related party receivable	2,114	2,208
Discontinued operations - current assets held for sale	-	-
Total current assets	$14,522,607	$14,991,024

Non-current assets
Plant and equipment, net	4,818,733	1,371,518
Construction in progress, net	815,653	846,441
Intangible assets, net	1,319,090
Deposits	1,808	1,477
Total Non-Current Assets	$6,955,284	$2,219,436
Total Assets	$21,477,891	$17,210,460

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,233,255	$579,228
Taxes payable	59,626	155,135
Accrued liabilities and other payables	1,813,202	496,799
Customers deposits	396,102	3,499
Related party payable	92,386	78,656
Discontinued operations - liabilities	3,438,198	8,607,813
Total current liabilities	$7,032,769	$9,921,130

Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 7,877,765 and 5,497,765 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	7,878	5,498
Additional paid-in capital	85,785,003	74,739,031
Statutory reserves	2,810,953	2,810,953
Accumulated deficit	(82,305,001)	(79,038,883)
Accumulated other comprehensive income	9,165,841	9,792,283
Non-controlling interests	(1,019,552)	(1,019,552)
Total Stockholders’ Equity	$14,445,122	$7,289,330
Total Liabilities and Stockholders’ Equity	$21,477,891	$17,210,460

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Stated in US Dollars)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net revenues	$669,906	$744,131	$2,600,160	$2,461,448
Cost of revenues	625,982	574,278	2,177,428	1,617,308
Gross profit	43,924	169,853	422,732	844,140

Operating expenses:
Selling and marketing expenses	8,325	8,953	27,715	61,945
General and administrative expenses	3,033,573	743,200	3,621,514	1,483,803
Total operating expenses	3,041,898	752,153	3,649,229	1,545,748

Operating income (loss)	(2,997,974)	(582,300)	(3,226,497)	(701,608)

Other income (expenses):
Interest income	2	-	172	245
Interest expense	4,583	(712,686)	(11,406)	(713,409)
Other income	30,867		29,260	9,089
Other expenses	81	(8,618,204)	(5,685)	(8,634,106)
Loss from investment		56,703,834		56,714,094
	35,533	47,372,944	12,341	47,375,913

Income (loss) Loss before taxes from continuing operations	(2,962,441)	46,790,644	(3,214,156)	46,674,305

Provision for income taxes	(4,133)	(49,336)	51,962	(49,336)

Income (loss) from continuing operations	(2,958,308)	46,839,980	(3,266,118)	46,723,641

Discontinued operations:
Income (loss) from discontinued operations	-	-	-	-
Provision for income taxes	-	-	-	-
Income (loss) from discontinued operations, net of taxes	-	-	-	-

Net income (loss)	$(2,958,308)	$46,839,980	$(3,266,118)	$46,723,641

Net (loss) income attributable to:
- Common shareholders	(2,958,308)	46,839,980	(3,266,118)	46,723,641
- Non-controlling interests	-	-		-

Other comprehensive income:
Foreign currency translation gain (loss)	(564,619)	5,839,990	(626,442)	(5,700,817)
Comprehensive income (loss)	$(3,522,927)	$52,679,970	$(3,892,560)	$41,022,824

Loss per share from continuing operations
- Basic and diluted	(0.38)	17.26	(0.46)	20.39
Income (loss) per share from discontinued operations
- Basic and diluted	-	-	-	-

Loss per share
- Basic and diluted	(0.38)	17.26	(0.46)	20.39

Basic and diluted weighted average shares outstanding	7,877,765	2,713,632	7,111,136	2,291,075

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Stated in US Dollars)

						Accumulated
	Number		Additional			Other	Non-
	of	Common	Paid-in	Statutory	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Deficit	Income	Interests	Total
Balance, January 1, 2018	1,530,980	$1,531	$57,888,993	$25,103,354	$(99,628,547)	$13,588,726	$(7,745,353)	$(10,791,296)
Net loss	-	-	-	-	46,723,641	-	-	46,723,641
Issuance of shares for acquisition	400,000	400	1,399,600	-	-	-	-	1,400,000
Issuance of common stock for cash	1,212,000	1,212	5,536,293	-	-	-	-	5,537,505
Disposition	-	-	-	(22,292,401)	-	-	7,745,353	(14,547,048)
Reorganization	-	-	-	-	-	-	2,591,566	2,591,566
Allocation to non-controlling interests	-	-	-	-	(484)	-	484	-
Foreign currency translation adjustment	-	-	-	-	-	(5,700,817)	-	(5,700,817)
Balance, September 30, 2018	3,142,980	3,143	64,824,886	2,810,953	(52,905,390)	7,887,909	2,592,050	25,213,551

Balance, January 1, 2019	5,497,765	$5,498	$74,739,031	$2,810,953	$(79,038,883)	$9,792,283	$(1,019,552)	$7,289,330
Net income	-	-	-	-	(3,266,118)	-	-	(3,266,118)
Issuance of shares for acquisition	1,080,000	1,080	4,783,212					4,784,292
Issuance of common stock for cash	1,300,000	1,300	5,458,700	-	-	-	-	5,460,000
Allocation to non-controlling interests	-	-	-	-	-	-	-	-
Acquiring corporation			804,060					804,060
Foreign currency translation adjustment	-	-	-	-	-	(626,442)	-	(626,442)
Balance, September 30, 2019	7,877,765	$7,878	$85,785,003	$2,810,953	$(82,305,001)	$9,165,841	$(1,019,552)	$14,445,122

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(STATED IN US DOLLARS)

	For the nine months ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss (income)	$(3,266,118)	$46,723,641
Gain from disposal of investment and subsidiaries	-	(61,185,851)
Adjustment to retained earnings as a result of disposal of subsidiaries	-	(97,172)
Amortization	199,532	24,291
Depreciation	339,549	31,204
Increase in accounts and other receivables	321,349	(1,211,552)
Decrease in related party receivables	14	33,654,245
Increase in inventory	(348,417)	(340,243)
(Increase) / decrease in prepayments and other current assets	(1,328,065)	111,290
(Decrease) / increase in payables and other current liabilities	(2,917,687)	1,891,650
Increase / (decrease) in related party payable	96,078	(28,028,524)
Net cash used in operating activities	$(6,903,765)	$(8,427,021)

Cash flows from investing activities
Decrease / (increase) in restricted cash	-	(460,569)
Purchase of short-term investments	-	(3,815,541)
Purchase of plant and equipment and construction in progress	(136,915)	(2,401)
Sale of intangible assets	62,520	1,068,320
Payment for deposits	-	(2,216,906)
Net cash used in investing activities	$(74,395)	$(5,427,097)

Cash flows from financing activities
Proceeds from issuance of common stock	9,803,433	15,521,655
Repayment of borrowings	(1,112,958)	-
Proceeds from related party receivables	-	(1,593,387)
Net cash provided by financing activities	$8,690,475	$13,928,268

Net increase (decrease) in cash and cash equivalents	1,712,315	74,150

Effect of foreign currency translation on cash and cash equivalents	(93,967)	(50,288)

Cash and cash equivalents–beginning of year	1,079,530	85,493

Cash and cash equivalents–end of year	$2,697,878	$109,355

Supplementary cash flow information:
Interest received	$172	$245
Interest paid	$11,406	$-
Income taxes paid	$-	$-

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

Planet Green Holdings Corp.

Notes to Financial Statements

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

	9/30/2019	12/31/2018	9/30/2018
Period/year end RMB: US$ exchange rate	7.1360	6.8764	6.8665
Period/annual average RMB: US$ exchange rate	6.8618	6.5137	6.5137

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

	9/30/2019	12/31/2018
Trade accounts receivable	$2,502,935	$6,528,072
Less: Allowance for doubtful accounts	(1,242,554)	-
	$1,260,381	$6,528,072

Allowance for doubtful accounts:
Beginning balance	$-	$(804,937)
Reclassified to discontinued operations	-	804,937
Additions to allowance	(1,242,554)	-
Bad debt written-off	-	-
Ending balance	$(1,242,554)	$-

5.	Inventories

Inventories consisted of the following as of September 30, 2019 and December 31, 2018

	9/30/2019	12/31/2018
Raw material	$605,174	$-
Inventory of Supplies	12,316
Work in progress	850,598	-
Finished goods	342,401	-
	$1,810,489	$-

6.	Plant and Equipment

Property, plant, and equipment consisted of the following as of September 30, 2019 and December 31, 2018:

	9/30/2019	12/31/2018
At Cost:
Buildings	$3,980,878	$1,116,940
Machinery and equipment	958,368	31,066
Office Equipment	52,181
Vehicle	147,044
Biological assets	2,002,550	2,078,012
	$7,141,021	$3,226,018

Less: Accumulated depreciation	(2,322,288)	(1,854,500)

	$4,818,733	$1,371,518

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $ 339,549 and $250,591, respectively.

Planet Green Holdings Corp.

Notes to Financial Statements

7.	Intangible Assets

	9/30/2019	12/31/2018
At Cost:
Land use rights	$733,426	$-
Software licenses	2,494	-
Trademark	875,140	-
	$1,611,060	$-

Less: Accumulated depreciation	(291,970)	-

	$1,319,090	$-

Amortization expense for the nine months ended September 30, 2019 and 2018 was $199,532 and $24,291, respectively.

8.	Equity

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the nine months ended September 30, 2019 and 2018:

	9/30/2019	9/30/2018
Income/(loss) attributed to PRC continuing operations	$(3,266,118)	$(283,668)
Income/(loss) attributed to U.S. operations		46,439,953
Income/(loss) before tax	$(3,266,118)	$46,723,641

PRC Statutory Tax at 25% Rate	-	-
Effect of reconciling items in the PRC for tax purposes	51,962	(49,336)
Effect of tax exemption granted	-	-
Income tax	$51,962	$(49,336)

Per Share Effect of Tax Exemption

	9/30/2019	9/30/2018
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	7,111,136	2,291,075
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the nine months ended September 30, 2019 and 2018:

	9/30/2019	9/30/2018
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Expenses not deductible to taxable income	(23.4)%	(25)%
The Company’s effective tax rate	(1.6)%	0%

Planet Green Holdings Corp.

Notes to Financial Statements

10.	Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the nine months ended
	September 30,
	2019	2018
Basic and diluted (loss) earnings per share numerator:
Income/(loss) from continuing operations (attributable) available to common stockholders	$(3,266,118)	46,723,641
(Loss) income from discontinued operations (attributable) available to common stockholders	-	-
(Loss) income (attributable) available to common stockholders	(3,266,118)	46,723,641

Basic and diluted (loss) earnings per share denominator:
Original Shares:	5,497,765	1,530,980
Additions from Actual Events -Issuance of Common Stock	2,380,000	2,752,941
Basic Weighted Average Shares Outstanding	7,111,136	2,291,075

Income/(loss) per share from continuing operations - Basic and diluted	(0.46)	20.39

Income/(loss) per share from discontinued operations - Basic and diluted	-	-

Income/(loss) per share - Basic and diluted	(0.46)	20.39

Weighted Average Shares Outstanding - Basic and diluted	7,111,136	2,291,075

Planet Green Holdings Corp.

Notes to Financial Statements

11.	Lease Commitments

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

The minimum future lease payments for these properties at September 30, 2019 are as follows:

Period	Lease Payable
Year 1	$224,896
Year 2	224,896
Year 3	224,896
Year 4	224,896
Year 5	224,896
Thereafter	1,386,853
$2,511,333

The outstanding lease commitments for the leases listed above as of September 30, 2019 was $2,511,333.

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

12.	Other Expenses

Other expenses consisted of the following:

	9/30/2019	9/30/2018
Other expense:
loss from investment	$-	$(8,634,106)
Other	(5,685)	-
	$(5,685)	$(8,634,106)

Planet Green Holdings Corp.

Notes to Financial Statements

13.	Risks

A.	Credit risk

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

Planet Green Holdings Corp.

Notes to Financial Statements

14.	Subsequent Events

On October 25, 2019, Mr. Hongxiang Yu tendered his resignation as Chief Executive Officer of Planet Green Holdings Corp. (the “Company”) to the Board of Directors (the “Board”) of the Company, effective immediately. Mr. Yu’s resignation was for personal reasons and was not due to any disagreement with the Company. Mr. Yu will continue to serve as a member of the Board.

To fill the vacancy created by Mr. Yu’s resignation, the Board appointed Mr. Bin Zhou to serve as the Company’s Chief Executive Officer in addition to his current role as a member of the Board, effective October 25, 2019.

Bin Zhou, age 29, has served as a director of the Company since May 2019. He has served as chairman of the board of directors of Xianning Bozhuang Tea Products Co., Ltd. since March 2019. Mr. Zhou was the general manager and legal representative of Hubei Qianding Equipment Manufacturing Co., Ltd., a mechanical equipment manufacturing company, from March 2016 to March 2019. He also served as supervisor of Hubei Henghao Real Estate Development Co., Ltd., a real estate development company, from April 2014 to June 2018. Mr. Zhou received his Bachelor of Law degree from National Judges College in Beijing, China.

The Company and Mr. Zhou have entered into an employment agreement (the “Employment Agreement”) setting forth the terms and conditions of Mr. Zhou's employment as Chief Executive Officer. The principal term of his employment includes an annual base salary of $96,000. The Employment Agreement has a duration of one year, subject to renewal. Should Mr. Zhou be terminated for cause, or by reason of death or disability, or resign without good reason (as such terms are defined in the Employment Agreement), Mr. Zhou shall be entitled to receive his base salary through the end of his employment and such other compensation and benefits as may be provided in applicable plans and programs of the Company. Should Mr. Zhou be terminated without cause (other than due to death or disability) or resign for good reason (as such terms are defined in the Employment Agreement), he shall be entitled to receive continuation of his base salary for three months following of the end of his employment.

The foregoing summary of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement, a copy of which is filed herewith as Exhibit 10.1 and incorporated by reference herein in its entirety.

There are no family relationships between Mr. Zhou and any director, executive officer, or person nominated or chosen by the Company to become an executive officer of the Company. There are no transactions between the Company and Mr. Zhou that are subject to disclosure under Item 404(a) of Regulation S-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Overview

Our primary operations are conducted in the PRC through our VIEs:

●	to develop and market products, such as sauces and tea products, from herbs and spices that we grow in China; and

●	to sell brown rice syrup and tea bags developed using our unique recipes in China.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table summarizes the results of our operations during the three-month periods ended September 30, 2019 and September 30, 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended September 30, 2019 compared to the three month period ended September 30, 2018.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended		Increase /	Increase /
	September 30,		Decrease	Decrease
(In Thousands of USD)	2019	2018	($)	(%)
Net revenues	670	744	(74)	(10)
Cost of revenues	626	574	52	9
Gross profit	44	170	(126)	(74)
Operating expenses:
Selling and marketing expenses	9	9	-	-
General and administrative expenses	3,034	743	2,291	308
Operating loss	(2,997)	(582)	(2,415)	415
Government subsidy income	-	-	-	-
Interest and other income	30	-	30	100
Other expenses	-	(8,618)	8,618	(100)
Interest expense	5	(713)	718	101
Gain from investment	-	56,704	(56,704)	100
Loss before tax from continuing operations	(2,962)	46,791	(49,753)	(106)
Income tax expense/(income)	(4)	(49)	45	(92)
Net loss(income) from continuing operations	(2,958)	46,840	(49,798)	(106)
Net loss from discontinued operations	-	-	-	-
Net loss(income)	(2,958)	46,840	(49,798)	(106)
Non-controlling interests	-	-	-	-
Net loss(income) of common stockholders	(2,958)	46,840	(49,798)	(106)

Revenue

Net Revenues. Our net revenues for the three months ended September 30, 2019 amounted to $0.67 million, which represents a decrease of approximately $0.07 million, or 10%, from the three-month period ended on September 30, 2018, in which our net revenue was $0.74 million. This decrease was attributable to the disposal of certain of our historical subsidiaries.

Cost of Revenues. During the three months ended September 30, 2019, we experienced an increase in cost of revenue of $0.05 million, in comparison to the three months ended September 30, 2018, from approximately $0.57 million to $0.63 million, reflecting an increase of 9%.This increase was related to our new VIEs, Taishan Muren, Xianning Bozhuang, and disposal and discontinue of certain subsidiaries.

Gross Profit. Our gross profit decreased by $0.13 million, or 74%, to $0.04 million for the three months ended September 30, 2019 from $0.17 million for the three months ended September 30, 2018, attributable to the disposal of certain of our historical subsidiaries and acquisition of Taishan Muren and Xianning Bozhuang.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses remained the same for the three months ended September 30, 2019 and 2018 in the amount of $0.09 million.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $2.29 million from $0.74 million to approximately $3.03 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. This cost increase was caused by provision for bad debts.

Net Income

Our net income decreased by $49.80 million, or 106%, to $2.96 million net loss for the three months ended September 30, 2019 from $46.84 million net income for the three months ended September 30, 2018.Such decrease was primarily the result of disposal and discontinuance of certain subsidiaries and provision for bad debts.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or decrease from the nine-month period ended September 30, 2019 compared to the nine month period ended September 30, 2018.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Nine months ended		Increase /	Increase /
	September 30,		Decrease	Decrease
(In Thousands of USD)	2019	2018	($)	(%)
Net revenues	2,600	2,461	139	6
Cost of revenues	2,177	1,617	560	35
Gross profit	423	844	(421)	(50)
Operating expenses:
Selling and marketing expenses	28	62	(34)	(55)
General and administrative expenses	3,622	1,484	2,138	144
Operating loss	(3,226)	(702)	(2,524)	360
Government subsidy income	-	-	-	-
Interest and other income	29	9	20	222
Other expenses	(6)	(8,634)	8,628	(100)
Interest expense	(11)	(713)	702	(98)
Gain from investment	-	56,714	(56,714)	(100)
Loss before tax from continuing operations	(3,214)	46,674	(49,888)	(107)
Income tax expense/(income)	52	(49)	101	(206)
Net loss(income) from continuing operations	(3,266)	46,724	(49,990)	(107)
Net loss from discontinued operations	-	-	-	-
Net loss(income)	(3,266)	46,724	(49,990)	(107)
Non-controlling interests	-	-	-	-
Net loss(income) of common stockholders	(3,266)	46,724	(49,990)	(107)

Revenue

Net Revenues. Our net revenues for the nine months ended September 30, 2019 amounted to $2.6 million, which represents an increase of approximately $0.13 million, or 6%, from the nine-month period ended on September 30, 2018, in which our net revenue was $2.46 million. This increase was attributable to the disposal of certain of our historical subsidiaries and acquisition of Taishan Muren and Xianning Bozhuang.

Cost of Revenues. During the nine months ended September 30, 2019, we experienced an increase in cost of revenue of $0.56 million, in comparison to the nine months ended September 30, 2018, from approximately $1.62 million to $2.18 million, reflecting an increase of 35%. This increase was related to our new VIEs, Taishan Muren, Xianning Bozhuang, and disposal and discontinue of certain subsidiaries.

Gross Profit. Our gross profit decreased by $0.42 million, or 50%, to $0.42 million for the nine months ended September 30, 2019 from $0.84 million for the nine months ended September 30, 2018, attributable to the disposal of certain of our historical subsidiaries and acquisition of Taishan Muren and Xianning Bozhuang.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased by $0.34 million, or 55%, to $0.28 million during the nine months ended September 30, 2019, as compared to $0.62 million during the nine months ended September 30, 2018. The decrease of our selling and marketing expenses is mainly due to a decrease in sales activities because sales generated from our existing clients had been steady.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $2.14 million from $1.48 million to approximately $3.62 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. This cost increase was caused by provision for bad debts.

Net Income

Our net income decreased by $49.99 million, or 107%, to $3.27 million net loss for the nine months ended September 30, 2019 from $46.72 million net income for the nine months ended September 30, 2018.Such decrease was primarily the result of provision for bad debts and disposal and discontinuance of certain subsidiaries.

Liquidity and Capital Resources

In the reporting period in 2019, our primary sources of financing have been cash generated from operations and private placements. We raised funds in the following private placement in the second quarter of 2019:

On June 17, 2019, we entered into a securities purchase agreement, pursuant to which five individuals residing in the PRC agreed to purchase an aggregate of 1,300,000 shares of the our common stock, par value $0.001 per share, for an aggregate purchase price of $5,460,000, representing a purchase price of $4.20 per Share.

General

Management anticipates that our existing capital resources and anticipated cash flows from operations are adequate to satisfy our liquidity requirements for the next 12 months. Our primary capital needs have been to fund our working capital requirements. In the past, our primary sources of financing have been cash generated from operations and financing activities.

As of September 30, 2019, we had cash and cash equivalents (including restricted cash) of $2.70 million. The debt to assets ratio was 32.7% and 57.6% as of September 30, 2019 and December 31, 2018, respectively. We expect to continue to finance our operations and working capital needs in 2019 from cash generated from operations and, if needed, private financings. If available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide liquidity, if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (In thousands)

	For the Nine Months Ended
	September 30,
	2019	2018
Net cash (used in)/provided by operating activities	(6,904)	(8,427)
Net cash provided by/ (used in) investing activities	(74)	(5,427)
Net cash provided by/ (used in) financing activities	8,690	13,928
Net cash flow	1,712	74

Operating Activities

Net cash used in operating activities was $6.9 million and $8.4 million for the nine months periods ended September 30, 2019 and 2018, respectively. Net cash used in operating activities was mainly due to increase of $0.3 million in accounts and other receivables, decrease of $2.9 million in payables and other current liabilities, increase of $1.3 million in prepayments and other current assets.

Investing Activities

Net cash used in investing activities for the nine months period ended September 30, 2019 was $0.07 million, representing a decrease of $5.4 million in net cash used in investing activities from $5.4 million for the same period of 2018. This is mainly due to reduced investment in fixed assets.

Financing Activities

Net cash provided by financing activities for the nine months period ended September 30, 2019 was $8.7 million, representing a decrease of $5.2 million in net cash provided by financing activities from $13.9 million for the same period of 2018. This is mainly due to reduced financing.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of September 30, 2019 relates to the ability of the Company to record transactions and provide disclosures in accordance with GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the nine months ended September 30, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

Exhibit No.	Description

10.1	Employment Agreement, dated as of October 25, 2019, by and between Planet Green Holdings Corp. and Bin Zhou, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2019

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2019

PLANET GREEN HOLDINGS CORP.

/s/ Bin Zhou
Bin Zhou
Chief Executive Officer
(Principal Executive Officer)

/s/ Lili Hu
Lili Hu
Chief Financial Officer
(Principal Financial and Accounting Officer)