Form 10-K
period 2019-12-31
Planet Green Holdings Corp.
filed 2020-05-14
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number: 001-34449

PLANET GREEN HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0430320
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Suite 200, 9841 Washingtonian Blvd

Gaithersburg, MD 20878
(Address of principal executive office and zip code)

(202) 891-8907
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter were 3,881,060 and $18,163,361, respectively.

There were 9,227,765 shares of common stock outstanding as of May 13, 2020.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

The registrant is relying on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies (Release No. 34-88465 dated March 25, 2020), which concerns exemptions from certain filing deadlines in light of COVID-19. The registrant could not file this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 on a timely basis because the outbreak of COVID-19 in China and restrictions on travel and operations, which included, among others, finance team were unable to complete the preparation of the registrant’s consolidated financial statements for the fiscal year ended December 31, 2019, caused delays in completing the required work.

FORM 10-K INDEX

i

PART I

Use of Certain Defined Terms

In this annual report on Form 10-K:

●	“Beijing Lorain” refers to Beijing Green Foodstuff Co., Ltd.
●	“China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong, Macau and Taiwan for the purposes of this report only).
●	“Lucky Sky HK” refers to Lucky Sky Holdings Corporations (HK) Limited, a company incorporated in Hong Kong and formerly known as JianShi Technology Holding Limited.
●	“Lucky Sky Petrochemical” or “WFOE” refers to Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., a PRC limited liability company and a wholly foreign-owned enterprise.
●	“Luotian Lorain” refers to Luotian Green Foodstuff Co., Ltd., a PRC limited liability company.
●	“PLAG,” “we,” “us”, “our” and the “Company” refer to Planet Green Holdings Corp., a Nevada corporation, and except where the context requires otherwise, our wholly-owned subsidiaries and VIEs.
●	“RMB” refers to Renminbi, the legal currency of China.
●	“Shandong Greenpia” refers to Shandong Greenpia Foodstuff Co., Ltd., a PRC limited liability company.
●	“Shanghai Xunyang” refers to Shanghai Xunyang Internet Technology Co., Ltd., a PRC limited liability company.
●	“Shenzhen Lorain” refers to Lorain Food Stuff (Shenzhen) Co., Ltd., a PRC limited liability company.
●	“Taishan Muren” refers to Taishan Muren Agriculture Co. Ltd., a PRC limited liability company.
●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.
●	“VIE” refers to variable interest entity.
●	“Xianning Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS

Overview of Our Business

We are headquartered in Gaithersburg, MD. After a series of acquisitions and dispositions in 2018 and 2019, our primary business, which is carried out by Taishan Muren and Xianning Bozhuang, is:

●	to develop and market products, such as sauces and tea products, from herbs and spices, in China; and
●	to sell brown rice syrup and tea bags developed using our unique recipes in China.

Coronavirus (COVID-19) Update

Recently, there is an ongoing outbreak of a novel strain of coronavirus (COVID-19) first identified in China and has since spread rapidly globally. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities globally for the past few months. In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of our business operations and our workforce are concentrated in China, our business, results of operations and financial condition have been and will continue to be adversely affected. Potential impact to our results of operations will also depend on future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or mitigate its impact, almost all of which are beyond our control.

The impacts of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following:

●

We temporally closed our offices and production facilities to adhere to the policy from February 2020 until April 2020, as required by relevant PRC regulatory authorities. Our offices are slowly reopening pursuant to local guidelines. In the first quarter of 2020, the COVID-19 outbreak has caused disruptions in our manufacturing operations, which have resulted in delays in the shipment of products to certain of our customers.

●	Some of our employees were in mandatory self-quarantine from January 2020 to April 2020.

●	Our customers have been negatively impacted by the outbreak, which may reduce the demand of our products. As a result, our revenue and income may be negatively impacted in 2020.

●	The situation may worsen if the COVID-19 pandemic continues. We will continue to closely monitor our collections throughout 2020.

A prolonged disruption or any further unforeseen delay in our operations of the manufacturing, delivery and assembly process within any of our production facilities could continue to result in delays in the shipment of products to our customers, increased costs and reduced revenue.

We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

Organizational Structure

PLAG was incorporated on February 4, 1986 and was formerly known as “American Lorain Corporation.” Effective November 12, 2009, PLAG reincorporated in Nevada from Delaware.

The following diagram illustrates our corporate structure as of the date of this annual report on Form 10-K, including our subsidiaries and our VIEs.

VIE Arrangement

On September 27, 2018, through Shanghai Xunyang, the Company entered into exclusive VIE agreements with Beijing Lorain, Luotian Lorain, Shandong Greenpia, Taishan Muren, and Shenzhen Lorain and their shareholders that give the Company the ability to substantially influence those companies’ daily operations and financial affairs and appoint their senior executives. The Company is considered the primary beneficiary of these operating companies.

On May 14, 2019, through Shanghai Xunyang, the Company entered into a series of VIE agreements with Xianning Bozhuang and its equity holders to obtain control and became the primary beneficiary of Xianning Bozhuang. The Company consolidated Xianning Bozhuang’s accounts as its VIE.

On December 20, 2019, we sold 100% of equity interest in Shanghai Xunyang and terminated its VIE agreements with Xianning Bozhuang, Shenzhen Lorain and Taishan Muren.

On December 20, 2019, through Lucky Sky Petrochemical, the Company entered into exclusive VIE agreements (“VIE Agreements”) with Taishan Muren, Xianning Bozhuang and Shenzhen Lorain, as well as their shareholders, which give the Company the ability to substantially influence those companies’ daily operations and financial affairs and appoint their senior executives. The Company is considered the primary beneficiary of these operating companies and it consolidates their accounts as VIEs. Each of the VIE Agreements is described in detail below:

Consultation and Service Agreement. Pursuant to the Consultation and Service Agreement, WFOE has the exclusive right to provide consultation and services to the operating entities in China in the area of business management, human resource, technology and intellectual property rights. WFOE exclusively owns any intellectual property rights arising from the performance of this Consultation and Service Agreement. The amount of service fees and payment term can be amended by the WFOE and operating companies’ consultation and the implementation. The term of the Consultation and Service Agreement is 20 years. WFOE may terminate this agreement at any time by giving 30 day’s prior written notice.

Business Cooperation Agreement. Pursuant to the Business Cooperation Agreement, WFOE has the exclusive right to provide complete technical support, business support and related consulting services, including but not limited to technical services, business consultations, equipment or property leasing, marketing consultancy, system integration, product research and development, and system maintenance. WFOE exclusively owns any intellectual property rights arising from the performance of this Business Cooperation Agreement. The rate of service fees may be adjusted based on the services rendered by WFOE in that month and the operational needs of the operating entities. The Business Cooperation Agreement shall maintain effective unless it was terminated or was compelled to terminate under applicable PRC laws and regulations. WFOE may terminate this Business Cooperation Agreement at any time by giving 30 day’s prior written notice.

Equity Pledge Agreements. Pursuant to the Equity Pledge Agreements among WFOE, operating entities and each of operating entities’ shareholder, shareholders of the operating entities pledge all of their equity interests in the operating entities to WFOE to guarantee their performance of relevant obligations and indebtedness under the Technical Consultation and Service Agreement and other control agreements. In addition, shareholders of the operating entities are in the process of registering the equity pledge with the competent local authority.

Equity Option Agreements. Pursuant to the Equity Option Agreements, WFOE has the exclusive right to require each shareholder of the operating companies to fulfill and complete all approval and registration procedures required under PRC laws for WFOE to purchase, or designate one or more persons to purchase, each shareholder’s equity interests in the operating companies, once or at multiple times at any time in part or in whole at WFOE’s sole and absolute discretion. The purchase price shall be the lowest price allowed by PRC laws. The Equity Option Agreements shall remain effective until all the equity interest owned by each operating entities shareholder has been legally transferred to WFOE or its designee(s).

Voting Rights Proxy Agreements. Pursuant to the Voting Rights Proxy Agreements, each shareholder irrevocably appointed WFOE or WFOE’s designee to exercise all his or her rights as the shareholders of the operating entities under the Articles of Association of each operating entity, including but not limited to the power to exercise all shareholder’s voting rights with respect to all matters to be discussed and voted in the shareholders’ meeting. The term of each Voting Rights Proxy Agreement is 20 years. WOFE has the right to extend each Voting Proxy Agreement by giving written notification.

As of December 31, 2019, the following entities were de-consolidated from the structure as a result of the termination agreements, dated as of December 11, 2019, to terminate the VIE arrangement between Shanghai Xunyang and Beijing Lorain, Luotian Lorain and Shandong Greenpia:

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

Our tea products business is held by our newly acquired company, Xianning Bozhuang.

Our Manufacturing Facilities

General

We currently manufacture our products in Taishan City, Guangdong Province and Xianning City, Hubei Province, China.

The following table indicates the year that operations commenced at each of the facilities and the size of the facilities.

Facility	Year Operations Commenced	Facility Size (square meters)
Taishan Muren *	2016	9,500
Xianning Bozhuang **	2013	33,333

*	Became a VIE in September 2018.
**	Became a VIE in May 2019.

Production Lines

We currently manufacture our products using production lines. The production process for our sauce products involves sorting, cleaning the raw spice, mixing the spice based on our special formula, and grinding, boiling and final packaging. The production process for our dry spice products involves sorting, cleaning the raw spice and drying. We outsource the production of brown rice syrup and tea bag to third party factories, and we provide the manufacturer with the recipe and products standards. The production process for our cyan brick tea products involves, primary processing of fresh leaves, piling and fermenting, storing and aging, picking, pressing, and baking. The production process for our black tea products involves selecting and sorting the fresh leaves, withering, rolling, fermenting, baking and drying, grading according to color, prompting fragrance, packing and warehousing. The production process for our green tea products involves selecting and sorting the fresh leaves, airing, fixating, cooling, rolling, stir drying, selecting and grading, prompting fragrance, packing and warehousing.

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
Xianning Bozhuang

There are six production lines:

the production line of cyan brick tea with traditional handicraft the production line of cyan brick tea the clean production line of cyan brick tea the production line of teabag the production line of green tea the production line of black tea

		Cyan brick tea,black tea and green tea	Production line with 5,020 tons of production capacity.

We operate our production lines year round.

Agricultural Operations

We began growing herbs and spices by leasing land of 1,949 acres in Taishan City since 2016. We grow 32 species spices including roselle, mint, curry, pandan leave, lemon, citronella and others.

Raw Materials

Our Supply Sources

Our business depends on obtaining a reliable supply of various agricultural products of spice and tea. We believe that our raw materials are currently in adequate supply.

We obtain our spice raw materials primarily from our self-supply, and tea and other raw materials are mainly from external procurement. We produced approximately 290 metric tons and 440 metric tons of spice from our own agricultural operations in 2019 and 2018, respectively. We purchase approximately 400 tons of tea from suppliers in 2019.

We select suppliers based on price and product quality. We typically rely on numerous domestic suppliers, including some with whom we have a long-term relationship. Our suppliers generally include wholesale agricultural product companies, food production companies and tea bag processing companies. Our top ten suppliers accounted for 88.3% and 81.2% of the total procurement in 2019 and 2018 in value terms, respectively. We purchase rice syrup, tea and tea bags from suppliers and farmers pursuant to supply contracts and underlying purchase orders. We have not entered into any long-term contracts with any of our suppliers.

Our Customers

Our products are sold exclusively in Chinese domestic markets. Our top ten customers contributed 63% and 61% of our total revenues in 2019 and 2018, respectively.

We sell our agricultural products in first-tier cities in China, including Beijing, Shanghai, Tianjin and Guangzhou. Our sales team sells our products directly to supermarket chains, mass merchandisers, large wholesalers, restaurants and others in these markets. In second-tier and third-tier cities, we currently sell our products to third-party distributors, such as food companies or trading companies with established distribution channels in such regions, rather than through our own sales team. The terms of a typical sales contract between us and our distributors provide that we are responsible for transportation costs and the distributors are responsible for storage costs. Furthermore, the distributors have the right to return products that fail to satisfy specified quality standards, at our cost. The majority of such contracts require the distributors to pay us in cash in full upon delivery, and the remaining contracts provide for short-term credit, usually two to three weeks. We also operate an online store on Tmall, an open business-to-consumer (B2C) platform in China, to sell tea products to consumers directly.

Our Sales and Marketing Efforts

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In 2019, our marketing and branding efforts mainly focus on internet advertising.

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

Black tea is produced in Guangxi, Sichuan, Yunnan, Hunan, Hubei, Shanxi and Anhui provinces in China. Our black tea products are processed in our factory in Hubei province and distributed nationwide. There are few large players on the market but we face fierce competition from numerous small black tea manufactures and distributors. However, as our brand has over hundreds of year’s history, we have accumulated loyal consumers and gained favorable market reputation over years.

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

Our Employees

As of December 31, 2019, we had a total of 238 employees. Approximately 148 of our full-time employees are directly employed by our subsidiaries and VIEs and the remaining employees are employed by outsourcing agents that we use to meet our staffing needs. Compared to 2018, the total employees increased by 49% due to the acquisition of Xianning Bozhuang.

The following table sets forth the allocation of employees, both direct and leased, by job function.

Number of
Department	Employees
Production	169
Human Resources	2
Research and Development	2
Sales	25
Finance	5
Procurement	6
Administration	29
Total	238

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

The amount we spent on research and development activities during the years ended December 31, 2019 and 2018 was not a material portion of our total expenses for those years.

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

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our primary facilities, which are owned except where otherwise indicated, are as follows:

Facility	Location	Approximate Size (Square Meters)	Owned or Leased
Taishan Muren *	Taishan, Guangdong, PRC	9,500	Leased

Xianning Bozhuang **	Xianning County,	33,333	Land Use Rights Obtained
	Hubei Province, PRC

*	Became a VIE in September 2018.

**	Became a VIE in May 2019.

In the aggregate, we currently have land use rights to, or lease, 2 properties with approximately 42,833 square meters, consisting of manufacturing facilities and office buildings for future expansion. We believe our current facilities provide adequate capacity for our current and projected needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Our common stock is quoted on the NYSE American (formerly known as the American Stock Exchange, the NYSE Amex Equities Exchange and the NYSE MKT) under the symbol “PLAG”.

Approximate Number of Holders of Our Common Stock

As of May 13, 2020, there were 321 stockholders of record of our common stock. This does not include the holders whose shares are held in a depository trust in “street” name.

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

Issuances of Unregistered Securities

On May 9, 2019, we and Shanghai Xunyang entered into a share exchange agreement with Xianning Bozhuang and each of the original shareholders of Xianning Bozhuang. Such transaction closed on May 14, 2019. Pursuant to the share exchange agreement, we issued an aggregate of 1,080,000 shares of common stock of the Company to the Sellers in exchange for the transfer of all of the equity interest of Xianning Bozhuang to Shanghai Xunyang.

On June 17, 2019, the Company entered into a securities purchase agreement, pursuant to which five individuals residing in the PRC agreed to purchase an aggregate of 1,300,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $5,460,000, representing a purchase price of $4.20 per share. The transaction closed on June 19, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are headquartered in Gaithersburg, MD. After a series of acquisitions and dispositions in 2018 and 2019, our primary business, which is carried out by Taishan Muren and Xianning Bozhuang, is:

●	to develop and market products, such as sauces and tea products, from herbs and spices, in China; and
●	to sell brown rice syrup and tea bags developed using our unique recipes in China;
●	to sell various black tea products in China.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, and the differences between the two periods expressed in dollars and percentages.

			Increase /	Increase /
			Decrease	Decrease
(In Thousands of USD)	2019	2018	($)	(%)
Net revenues	4,113	6,829	(2,716)	(40)
Cost of revenues	2,980	6,524	(3,544)	(54)
Gross profit	1,133	305	828	271
Operating expenses:
Selling and marketing expenses	40	14	26	186
General and administrative expenses	1,918	875	1,043	119
Operating loss	(825)	(584)	(241)	41
Government subsidy income	-	-
Interest and other income	29	435	(406)	(93)
Other expenses	(6)	-	(6)	N/A
Write off receivables from disposal of former subsidiaries	(5,025)	-	(5,025)	N/A
Interest expense	(10)	-	(10)	N/A
Gain from investment	-	-	-	-
Loss before tax from continuing operations	(5,837)	(149)	(5,986)	4,017
Income tax expense/(income)	-	164	(164)	(100)
Net loss from continuing operations	(5,837)	(313)	(6,150)	1,965
Net income from discontinued operations	-	17,145	(17,145)	(100)
Gain on disposal	8,784	-	8,784	N/A
Net income	2,947	16,831	(13,884)	(82)
Non-controlling interests	-	(3,758)	3,758	(100)
Net income of common stockholders	2,947	20,590	(17,643)	(86)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenue

Net Revenues. Our net revenues amounted to $4.1 million in 2019, which represents a decrease of approximately $2.7 million, or 40%, from 2018, in which our net revenue was $6.8 million. This decrease was attributable to disposal and discontinue of certain subsidiaries and VIEs.

Cost of Revenues. In 2019, we experienced a decrease in cost of revenue of $3.5 million, in comparison to 2018, from approximately $6.5 million to $3.0 million, reflecting a decrease of 54%. This decrease was related to disposal and discontinue of certain subsidiaries and VIEs.

Gross Profit. Our gross profit increased by $0.83million, or 271%, to $1.13 million in 2019 from $0.31 million in 2018, attributable to the disposal of certain of our subsidiaries and VIEs and acquisition of Xianning Bozhuang.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $0.03 million, or 186%, to $0.04 million in 2019, as compared to $0.01 million in 2018. The increase of our selling and marketing expenses is mainly due to an increase in sales activities because of the need to develop new customers.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $1.0 million from $0.9 million to approximately $1.9 million in 2019, compared to 2018. The increase of our general and administrative expenses is mainly due to an increase in salary expenses and depreciation expenses.

Net Income

Our net income decreased by $13.9 million, or 82%, to a net income of $2.9 million in 2019 from $16.8 million in net income in 2018.Such decrease was primarily the result of provision for bad debts and disposal and discontinue of certain subsidiaries and VIEs.

Non-Controlling Interest

Our non-controlling interest was $0 million in 2019 and negative $3.8 million in 2018. Such decrease was primarily the result of disposal of Shandong Greenpia.

Income/Loss attributable to common stockholders

Income attributable to common stockholders decreased approximately $17.6 million, or 86%, to $2.9 million in 2019 from $20.6 million in 2018, mainly due to provision for bad debts and disposal and discontinue of certain subsidiaries and VIEs.

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

As of December 31, 2019, we had cash and cash equivalents (including restricted cash) of $7.40 million, as compared to $1.06 million as of December 31, 2018. The debt to assets ratio was 19.9% and 57.7% as of December 31, 2019 and 2018, respectively. We expect to continue to finance our operations and working capital needs in 2020 from cash generated from operations and, if needed, private financings. If available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide liquidity, if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For year ended December 31,
(In thousands of U.S. dollars)	2019	2018
Net cash flows used in operating activities	(3,939)	(14,153)
Net cash flows used in investing activities	(520)	(492)
Net cash flows provided by financing activities	10,792	15,487

Operating Activities

Net cash used in operating activities was $3.9 million and $14.2 million for 2019 and 2018, respectively. The decrease in net cash used in operating activities was mainly due to a decrease of $5.5 million in accounts and other receivables, a decrease of $3.9 million in payables and other current liabilities, gain of $8.8 million from disposal of subsidiary and VIEs, write off receivables from disposal of former subsidiaries of $5.0 million.

Investing Activities

Net cash used in investing activities for 2019 was $0.5 million, representing an increase of $0.03 million in net cash used in investing activities from $0.5 million for the same period of 2018. This is mainly due to an increase in investment in fixed assets.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $10.8 million, representing a decrease of $4.7 million in net cash provided by financing activities from $15.5 million for the same period of 2018. This is mainly due to reduced financing.

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

As of December 31, 2019, there were no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2019 begins on page F-1 of this annual report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of December 31, 2019, our internal controls over financial reporting were not effective.

The material weakness and significant deficiency identified by our management as of December 31, 2019 relates to the ability of the Company to record transactions and provide disclosures in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

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

Changes in Internal Controls over Financial Reporting.

Other than as described above, during the fiscal year ended December 31, 2019, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following table sets forth the name, age and position of each of our current directors and officers.

Name	Age	Position
Bin Zhou	30	Chairman and Chief Executive Officer
Lili Hu	41	Chief Financial Officer
Daqi Cui	53	Chief Operating Officer
Hongxiang Yu	41	Director
Chao Chen	34	Director
King Fai Leung	48	Director
Yang Cao	28	Director

Mr. Bin Zhou has served as a director of the Company since May 2019. He has served as chairman of the board of directors of Xianning Bozhuang since March 2019. Mr. Zhou was the general manager and legal representative of Hubei Qianding Equipment Manufacturing Co., Ltd., a mechanical equipment manufacturing company, from March 2016 to March 2019. He also served as supervisor of Hubei Henghao Real Estate Development Co., Ltd., a real estate development company, from April 2014 to June 2018. Mr. Zhou received his Bachelor of Law degree from National Judges College in Beijing, China.

Ms. Lili Hu was appointed to serve as the Chief Financial Officer of the Company in June 2019. She has over ten years of accounting experience. Ms. Hu has served as the financial director of Xianning Bozhuang Tea Products Co., Ltd., a wholly-owned subsidiary of the Company, since July 2018. From June 2016 to June 2018, Ms. Hu worked as an audit project manager with Hubei Puhua Lixin LLP, an audit firm in Hubei, China. From May 2014 to May 2016, Ms. Hu was a financial manager of Houfu Medical Device Co., Ltd., a medical device company in China. From January 2009 to December 2013, Ms. Hu served as the financial director of Hebei Rentian Gaopeng Mechanical Co., Ltd., a manufacturing company in China. From January 2006 to June 2008, Ms. Hu was the Chief Financial Officer of Hubei Hongfa Telecommunications Co., Ltd., a telecommunications company in China. Ms. Hu graduated from Hubei University of Science and Technology with a major in accounting. Ms. Hu is a Certified Public Accountant in China.

Mr. Daqi Cui was appointed to serve as the Chief Operating Officer of the Company in June 2019. He has significant experience in corporate finance and legal matters. From June 2013 to June 2019, Mr. Cui served as chief executive officer of Bezalel International LLC, a consulting firm based in the U.S. From December 2010 to June 2013, Mr. Cui served as counsel at Michael Lu Law Office. From September 2004 to December 2010, he practiced corporate law at Beijing Jiahao Law Firm. Mr. Cui obtained his LL.M degree from Temple Law School in 2004 and obtained his LL.B. degree from People’s Public Security University of China in 1988.

Mr. Hongxiang Yu has served as a director of the Company since August 2016 and the Chief Executive Officer and President of the Company since September 2018. Mr. Yu has served as the head of the internal auditing department of Hongrun Construction Group Co., Ltd., a company listed on the Shenzhen Stock Exchange, and as general manager for Hongrun’s foundation engineering subsidiary, since August 2006. In September 2015, Mr. Yu established, and has been the Chairman of, Shanghai Highlights Asset Management Co., Ltd., a company engaged in assets management and private equity investment in China. Since April 2016, Mr. Yu has also served as the Vice Chairman of Tianjin Dragon Film Limited, a company engaged in investment in film industry including the both upstream and downstream chain of film production business in China. Mr. Yu received his Bachelor degree in International Trade in 2004 from University of Portsmouth in the United Kingdom and his Master degree in International Human Resources Management in 2006 from University of Portsmouth.

Ms. Chao Chen has served as a director of the Company since April 2019. She has been an attorney at Beijing QianCheng law firm since August 2019. Prior to that, she was an attorney at Beijing Lanpeng Law Firm from May 2015 to August 2019. Her practice includes litigation, mergers and acquisitions and general corporate representation. Ms. Chen served as the legal manager of LightInTheBox Holding Co., Ltd., an international online retail company that is listed on New York Stock Exchange, from November 2018 to January 2019. From September 2013 to May 2015, Ms. Chen served as the senior project manager of China Aviation Supplies Holding Company, a company that provides aircraft procurement and support services on aviation supplies, and was responsible for the planning, procurement and execution of cross-border projects. Ms. Chen received her Master of Law degree from Beijing Institute of Technology and her Bachelor of Law degree from Southwest University for Nationalities.

Mr. King Fai Leung has served as a director of the Company since July 2019. He has over 20 years’ experience in finance and accounting. He has been the executive director of Maxima Energy Limited, an energy company in Hong Kong, since December 2018. Mr. Leung has also served as an independent director since November 2017 and was re-designated in March 2019 as an executive director and Chief Financial Officer of Chineseinvestors.com, Inc., a financial information website for Chinese-speaking investors (OTCQB: CIIX). He has also served as an independent director, chairman of the audit committee and a member of the remuneration and nomination committee of Daisho Microline Holdings Ltd., a Hong Kong-based investment holding company principally engaged in the manufacture and sales of printed circuit boards (HKG: 0567), since June 2015. In addition, Mr. Leung served as directors in various public companies, including Kirin Group Holdings Limited, an investment holding company principally engaged in the financial related business (HKG: 8109), Biostar Pharmaceuticals, Inc., a pharmaceutical and medical nutrient products company (OTC Pink: BSPM), and Hao Wen Holdings Limited, an investment holding company principally engaged in the manufacture and trading of biomass fuel in China (HKG: 8019). Mr. Leung earned his Bachelor of Commerce in Accounting and Finance from Deakin University in Victoria, Australia. He is a Certified Public Account in both Hong Kong and Australia.

Ms. Yang Cao has served as a director of the Company since March 2020. She has been practicing commercial law as an attorney with Hubei Kaicheng Law Office since November 2019. Prior to that, she served as a legal counsel to Xianning High-Tech Industrial Zone, a municipal government authority providing infrastructure and resources to high-tech companies, from November 2016 to November 2019. From October 2015 to November 2016, Ms. Cao worked as a compliance officer at Qingdao Inter-Credit Group Wuhan Branch, a business consulting company. Ms. Cao received her LL.B. degree from Hankou College and an LL.M. degree from Central China Normal University

There are no arrangements or understandings between any of our directors, officers and any other person pursuant to which any director was selected to serve as a director or officers of our company. Directors are elected until their successors are duly elected and qualified. Our executive officers are appointed by our Board and serve at their discretion. There are no family relationships among our directors or officers.

Board of Directors

Our Board met on five occasions during fiscal year 2019. Each of the members of our Board attended more than 75% of the total number of meetings held by our Board and the committees on which each director served during fiscal year 2019.

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

King Fai Leung, Yang Cao and Chao Chen, all of whom are independent directors under SEC rules and the rules of NYSE American, are currently serving as members of the Audit Committee. Mr. Leung is the chairman of the Audit Committee and is our audit committee financial expert.

The Audit Committee has adopted a written charter, a copy of which is available on our website at www.planetgreenholdings.com, and a printed copy of which is available to any stockholder requesting a copy by writing to: Planet Green Holdings Corp., c/o Board of Director Office, Suite 200, 9841 Washingtonian Blvd, Gaithersburg, MD 20878. During the fiscal year ended December 31, 2019, our Audit Committee held 5 meetings.

Compensation Committee

The functions of the Compensation Committee are as follows:

●	to assist our Board in discharging its responsibilities with respect to compensation of our executive officers and directors;
●	to evaluate the performance of our executive officers;
●	to assist our Board in developing succession plans for executive officers; and
●	to administer our stock and incentive compensation plans and recommend changes in such plans to our Board as needed.

The current members of the Compensation Committee are Chao Chen, King Fai Leung and Yang Cao. Ms. Chen is the chairman of the Compensation Committee. All current members of the Compensation Committee are independent directors, and all past members were independent directors at all times during their service on such Committee. None of the past or present members of our Compensation Committee are present or past employees or officers of the Company or any of our subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K. None of our executive officers serves on the Board of Directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or Compensation Committee.

The Compensation Committee may not delegate its responsibilities to another committee, individual director or member of management.

The Compensation Committee meets on an annual basis and holds special meetings as needed. The Compensation Committee meetings may be called by the Committee chairman, the Chairman of the Board of Directors or a majority of Committee members. The Chief Executive Officer and Chief Financial Officer also provide recommendations to the Compensation Committee relating to compensation of other executive officers. The Compensation Committee held five meetings in fiscal year 2019.

Nominating and Corporate Governance

The Nominating and Corporate Governance assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board of Directors and its committees. The Nominating and Corporate Governance is responsible for, among other things:

●	to make recommendations to the Board of Directors with respect to the size and composition of the Board of Directors;
●	to make recommendations to the Board of Directors on the minimum qualifications and standards for director nominees and the selection criteria for the Board members;
●	to review the qualifications of potential candidates for the Board of Directors;
●	to make recommendations to the Board of Directors on nominees to be elected at the annual meeting of stockholders; and
●	to seek and identify a qualified director nominee, in the event that a director vacancy occurs, to be recommended to the Board of Directors for either appointment by the Board of Directors to serve the remainder of the term of a director position that is vacant or election at the annual meeting of the stockholders.

The current members of the Nominating and Corporate Governance are Yang Cao, Chao Chen and King Fai Leung. Ms. Cao is the chairman of the Compensation Committee. During the fiscal year 2019, our Nominating and Corporate Governance Committee held five meetings.

Stockholder Nominations for Director

Stockholders may propose candidates for board membership by writing to: Planet Green Holdings Corp., c/o Board of Director Office, Suite 200, 9841 Washingtonian Blvd, Gaithersburg, MD 20878. Any such proposal shall contain the name, holdings of our securities and contact information of the person making the nomination; the candidate’s name, address and other contact information; any direct or indirect holdings of our securities by the nominee; any information required to be disclosed about directors under applicable securities laws and/or stock exchange requirements; information regarding related party transactions with our company and/or the stockholder submitting the nomination; any actual or potential conflicts of interest; the nominee’s biographical data, current public and private company affiliations, employment history and qualifications and status as “independent” under applicable securities laws and stock exchange requirements. Nominees proposed by stockholders will receive the same consideration as other nominees.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the Board of Directors or compensation committee of any entity that has one or more officers serving on our Board of Directors.

Code of Ethics

Our Board adopted a Code of Ethics that applies to all of our directors, executive officers, including our principal executive officer, principal financial officer and principal accounting officer, and employees. The Code of Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. The Code of Ethics is available on our website at http://www.planetgreenholdings.com, and a copy of the Code of Ethics is available to any stockholder requesting a copy by writing to: Planet Green Holdings Corp., c/o Board of Director Office, Suite 200, 9841 Washingtonian Blvd, Gaithersburg, MD 20878. We intend to disclose on our website, in accordance with all applicable laws and regulations, amendments to, or waivers from, our Code of Ethics.

Legal Proceedings

To the Company’s knowledge, there are no material proceedings to which any of our directors and officers or affiliates of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the fiscal years ended December 31, 2019 and 2018 for services provided to us and our subsidiaries and VIEs. None of our current executive officers earned compensation that exceeded $100,000 during the fiscal years ended December 31, 2019 or 2018.

				Stock	Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Bin Zhou,	2019	$96,000	$-	$-	$-	$-	$96,000
Chairman, Chief Executive Officer and Director	2018	$-	$-	$-	$-	$-	$-0-
			-	-	-	-
Lili Hu,	2019	$48,000	$-	$-	$-	$-	$48,000
Chief Financial Officer	2018	$-	$-	$-	$-	$-	$-0-
			-	-	-	-
Daqi Cui,	2019	$96,000	$-	$-	$-	$-	$96,000
Chief Operating Officer	2018	$-	$-	$-	$-	$-	$-0-

Hongxiang Yu,	2019	$16,154	$-	$-	$-	$-	$16,154
Former President, Former Chief Executive Officer	2018	$16,154	$-	$-	$-	$-	$16,154
and Director

Yu Li,	2019	$16,154	$-	$-	$-	$-	$16,154
Former Chief Financial Officer	2018	$16,154	$-	$-	$-	$-	$16,154

Yimin Jin,	2019	$16,154	$-	$-	$-	$-	$16,154
Former Chief Strategic Officer and Director	2018	$16,154	$-	$-	$-	$-	$16,154

On June 24, 2019, the Board appointed Lili Hu to serve as the Chief Financial Officer. Pursuant to the employment agreement with Ms. Hu, we are obligated to pay Ms. Hu a compensation of $48,000 per year.

On June 18, 2019, the Board appointed Daqi Cui to serve as the Chief Operating Officer. Pursuant to the employment agreement with Mr. Cui, we are obligated to pay Mr. Cui a compensation of $96,000 per year.

On May 14 and October 25, 2019, the Board appointed Bin Zhou as a member of the Board and the Chief Executive Officer, respectively. Pursuant to the employment agreement with Mr. Zhou, we are obligated to pay Mr. Zhou a compensation of $96,000 per year.

On September 27, 2018, the Board appointed Yu Li as the Chief Financial Officer. Pursuant to the employment agreement with Ms. Li, we are obligated to pay Ms. Li a compensation of $16,154 per year. Ms. Li resigned on June 24, 2019.

On September 27, 2018, the Board appointed Hongxiang Yu to serve as the Chief Executive Officer and President of the Company. Pursuant to the employment agreement with Mr. Yu, we are obligated to pay Mr. Yu a compensation of $16,154 per year. Mr. Yu resigned on October 25, 2019.

On November 8, 2017, the Board appointed Yimin Jin as a member of the Board and the Chief Strategic Officer. Pursuant to the employment agreement with Mr. Jin, we are obligated to pay Mr. Jin a compensation of $16,154 per year. Mr. Jin resigned on May 14, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of May 13, 2020 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Except as otherwise indicated, the persons listed below have advised us that they have direct sole voting and investment power with respect to the shares listed as owned by them.

Unless otherwise specified, the address of each of the persons set forth below is c/o Planet Green Holdings Corp., Suite 200, 9841 Washingtonian Blvd, Gaithersburg, MD 20878.

In the table below, percentage ownership is based on 9,227,765 shares of our common stock outstanding as of May 13, 2020.

Name and title of beneficial owner	Amount and nature of beneficial ownership	Percent of class

5% or Greater Stockholders
Dai Zhen	800,000	8.7%
Mengru Xu(1)	700,000	7.6%
Zhichao Du(1)	650,000	7.0%
Loujie Pu	560,000	6.1%

Executive Officers, Directors and Director Nominees
Bin Zhou, Chairman, Chief Executive Officer and Director (2)	972,000	10.5%
Lili Hu, Chief Financial Officer	-	-
Daqi Cui, Chief Operating Officer	-	-
Hongxiang Yu, Director(3)	1,176,471	12.7%
Chao Chen, Director	-	-
King Fai Leung, Director	-	-
Yang Cao, Director	-	-
All executive officers, directors and director nominees as a group (seven individuals)	2,148,471	23.3%

(1)	On February 10, 2020, the Company entered into a securities purchase agreement with Mengru Xu and Zhichao Du, pursuant to which Ms. Xu and Mr. Du agreed to invest an aggregate of $3.51 million in the Company in exchange for an aggregate of 1,350,000 shares of common stock, representing a purchase price of approximately $2.60 per share. On February 28, 2020, the Company closed the transaction.

(2)	972,000 shares of common stock, which were acquired on May 14, 2019 in exchange for Bin Zhou’s 90% equity ownership in Xianning Bozhuang, pursuant to a share exchange agreement, dated as of May 9, 2019.

(3)	On August 8, 2018, the Company entered into an amended and restated securities purchase agreement with Hongxiang Yu, pursuant to which Mr. Yu agreed to invest an aggregate of $5 million in the Company in exchange for an aggregate of 1,176,471 shares of common stock, representing a purchase price of approximately $4.25 per share (taking into account the reverse stock split subsequently effected by the Company). On October 16, 2018, the Company closed the transaction.

Changes in Control

There are currently no arrangements which would result in a change in control of us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE~~.~~

Related Party Transactions

On May 14, 2019, Bin Zhou, the Chief Executive Officer and Chairman of the Company acquired 972,000 shares of common stock, in exchange for Mr. Zhou’s 90% equity ownership in Xianning Bozhuang, pursuant to a share exchange agreement, dated as of May 9, 2019.

As of December 31, 2019 and 2018, the outstanding balance of $2,003,390 and $Nil due to Mr. Bin Zhou, Chief Executive Officer and Chairman of the Company, respectively, was advances for working capital of the Company which were due on March 30, 2020, non-interest bearing, and unsecured, unless further disclosed. The advances were paid off on March 20, 2020.

Policy for Approval of Related Party Transactions

Our Audit Committee Charter provides that all related party transactions required to be disclosed under SEC rules are to be reviewed by the Audit Committee.

Director Independence

NYSE American listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Chao Chen, King Fai Leung, Yang Cao are “independent directors” as defined in the NYSE American listing standards and applicable SEC rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

WWC, P.C. is the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2018 and 2019 and the accounting fees in each such period were $140,000 and $160,000. Such fees related to audit services provided by WWC, P.C. No audit-related or tax services were provided by WWC, P.C. during such periods.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2) Financial Statement and Schedules

The financial statements contained in the “Audited Financial Statements” beginning on page F-1 of this annual report on Form 10-K.

(b) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of the registrant, as filed with the Nevada Secretary of State on June 15, 2009. Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.

3.2	Certificate of Amendment of the registrant, as filed with the Nevada Secretary of State on September 28, 2018. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 2, 2018.

3.3	Bylaws of the registrant. Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.

4.1*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

10.1	Consultation and Service Agreement, dated September 27, 2018, by and between Shanghai Xunyang Interment Technology Co., Ltd. and Taishan Muren Farming Co., Ltd. Incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K filed on April 16, 2019.

10.2	Business Cooperation Agreement, dated September 27, 2018, by and between Shanghai Xunyang Interment Technology Co., Ltd. and Taishan Muren Farming Co., Ltd. Incorporated by reference to Exhibit 10.10 to the registrant’s annual report on Form 10-K filed on April 16, 2019.

10.3	Equity Pledge Agreement, dated September 27, 2018, by and among Shanghai Xunyang Interment Technology Co., Ltd., Shenzhen Jiamingrui Xinnong Co., Ltd. and Taishan Muren Farming Co., Ltd. Incorporated by reference to Exhibit 10.11 to the registrant’s annual report on Form 10-K filed on April 16, 2019.

10.4	Equity Option Agreement, dated September 27, 2018, by and among Shanghai Xunyang Interment Technology Co., Ltd., Shenzhen Jiamingrui Xinnong Co., Ltd. and Taishan Muren Farming Co., Ltd. Incorporated by reference to Exhibit 10.12 to the registrant’s annual report on Form 10-K filed on April 16, 2019.

10.5	Voting Rights Proxy and Financial Supporting Agreement, dated September 27, 2018, by and among Shenzhen Jiamingrui Xinnong Co., Ltd., Shanghai Xunyang Interment Technology Co., Ltd. and Taishan Muren Farming Co., Ltd. Incorporated by reference to Exhibit 10.13 to the registrant’s annual report on Form 10-K filed on April 16, 2019.

10.6	Share Exchange Agreement, dated as of May 9, 2019, by and among Planet Green Holdings Corp., Shanghai Xunyang Internet Technology Co., Ltd., Xianning Bozhuang Tea Products Co., Ltd. and sellers named therein. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 15, 2019.

10.7	Lock-Up Agreement, dated as of May 14, 2019, by and among Planet Green Holdings Corp. and the persons named therein. Incorporated by reference to Exhibit. 10.2 to the registrant’s current report on Form 8-K filed on May 15, 2019.

10.8	Non-Competition and Non-Solicitation Agreement, dated as of May 14, 2019, by and among Planet Green Holdings Corp., Shanghai Xunyang Internet Technology Co., Ltd., Xianning Bozhuang Tea Products Co., Ltd. and the persons named therein. Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 15, 2019.

10.9	Consultation and Service Agreement, dated as of May 14, 2019, by and between Shanghai Xunyang Internet Technology Co., Ltd. and Xianning Bozhuang Tea Products Co., Ltd. Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on May 15, 2019.

Exhibit No.	Description

10.10	Business Cooperation Agreement, dated as of May 14, 2019, by and between Shanghai Xunyang Internet Technology Co., Ltd. and Xianning Bozhuang Tea Products Co., Ltd. Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on May 15, 2019.

10.11	Equity Pledge Agreement, dated as of May 14, 2019, by and among Shanghai Xunyang Internet Technology Co., Ltd., Bin Zhou, Wuyuan Zuo, Gongwei Lu and Xianning Bozhuang Tea Products Co., Ltd. Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on May 15, 2019.

10.12	Equity Option Agreement, dated as of May 14, 2019, by and among Shanghai Xunyang Internet Technology Co., Ltd., Bin Zhou, Wuyuan Zuo, Gongwei Lu and Xianning Bozhuang Tea Products Co., Ltd. Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on May 15, 2019.

10.13	Voting Rights Proxy and Financial Supporting Agreement, dated as of May 14, 2019, by and among Bin Zhou, Wuyuan Zuo, Gongwei Lu, Shanghai Xunyang Internet Technology Co., Ltd. and Xianning Bozhuang Tea Products Co., Ltd. Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on May 15, 2019.

10.14	Securities Purchase Agreement, dated as of June 17, 2019, by and among Planet Green Holdings Corp. and the purchasers named therein. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 21, 2019.

10.15	Employment Agreement, dated as of October 25, 2019, by and between Planet Green Holdings Corp. and Bin Zhou. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 30, 2019.

10.16*	Consultation and Service Agreement, dated as of December 20, 2019, by and between Lucky Sky Petrochemical and Taishan Muren

10.17*	Business Cooperation Agreement, dated as of December 20, 2019, by and between Lucky Sky Petrochemical and Taishan Muren

10.18*	Equity Pledge Agreement, dated as of December 20, 2019, by and among Lucky Sky Petrochemical, Shenzhen Jiamingrui New Agriculture Co., Ltd. and Taishan Muren

10.19*	Equity Option Agreement, dated as of December 20, 2019, by and among Lucky Sky Petrochemical, Shenzhen Jiamingrui New Agriculture Co., Ltd. and Taishan Muren

10.20*	Voting Rights Proxy and Financial Supporting Agreement, dated as of December 20, 2019, by and among Lucky Sky Petrochemical, Shenzhen Jiamingrui New Agriculture Co., Ltd. and Taishan Muren

10.21*	Consultation and Service Agreement, dated as of December 20, 2019, by and between Lucky Sky Petrochemical and Xianning Bozhuang

10.22*	Business Cooperation Agreement, dated as of December 20, 2019, by and between Lucky Sky Petrochemical and Xianning Bozhuang

10.23*	Equity Pledge Agreement, dated as of December 20, 2019, by and among Lucky Sky Petrochemical, Bin Zhou, Wuyuan Zuo, Gongwei Lu and Xianning Bozhuang

10.24*	Equity Option Agreement, dated as of December 20, 2019, by and among Lucky Sky Petrochemical, Bin Zhou, Wuyuan Zuo, Gongwei Lu and Xianning Bozhuang

10.25*	Voting Rights Proxy and Financial Supporting Agreement, dated as of December 20, 2019, by and among Lucky Sky Petrochemical, Bin Zhou, Wuyuan Zuo, Gongwei Lu and Xianning Bozhuang

10.26*	Consultation and Service Agreement, dated as of December 20, 2019, by and between Lucky Sky Petrochemical and Shenzhen Lorain

10.27*	Business Cooperation Agreement, dated as of December 20, 2019, by and between Lucky Sky Petrochemical and Shenzhen Lorain

10.28*	Equity Pledge Agreement, dated as of December 20, 2019, by and among Lucky Sky Petrochemical, Mingyue Cai and Shenzhen Lorain

10.29*	Equity Option Agreement, dated as of December 20, 2019, by and among Lucky Sky Petrochemical, Mingyue Cai and Shenzhen Lorain

10.30*	Voting Rights Proxy and Financial Supporting Agreement, dated as of December 20, 2019, by and among Lucky Sky Petrochemical, Mingyue Cai and Shenzhen Lorain

Exhibit No.	Description

14.1	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.

21.1*	List of subsidiaries of the registrant

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Definition Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET GREEN HOLDINGS CORP.

Date: May 13, 2020	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bin Zhou	Chief Executive Officer and Chairman	May 13, 2020
Bin Zhou	(Principal Executive Officer)

Chief Financial Officer
/s/ Lili Hu	(Principal Financial Officer and	May 13, 2020
Lili Hu	Principal Accounting Officer)

/s/ Hongxiang Yu	Director	May 13, 2020
Hongxiang Yu

/s/ Chao Chen	Director	May 13, 2020
Chao Chen

/s/ King Fai Leung	Director	May 13, 2020
King Fai Leung

/s/ Yang Cao	Director	May 13, 2020
Yang Cao

PLANET GREEN HOLDINGS CORP.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

Planet Green Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Planet Green Holdings Corp. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the two year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the two year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since 2007

San Mateo, California

May 13, 2020

PLANET GREEN HOLDINGS CORP.
AUDITED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018
(Stated in US Dollars)

	2019	2018
Assets
Current assets
Cash and cash equivalents	$7,403,323	$1,062,643
Trade receivables, net	1,116,211	6,528,072
Inventories	1,946,548	-
Advances and prepayments to suppliers	7,414,066	7,381,785
Other receivables and other current assets	275,288	16,316
Related party receivable	2,162	2,208
Total current assets	$18,157,598	$14,991,024

Non-current assets
Plant and equipment, net	4,972,700	1,371,518
Intangible assets, net	1,533,927	-
Construction in progress, net	834,337	846,441
Deposits	1,454	1,477
Right-of-use assets	398,082	-
Total Assets	$25,898,098	$17,210,460

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$136,044	$-
Accounts payable	952,520	579,228
Taxes payable	106,423	155,135
Accrued liabilities and other payables	1,489,665	496,799
Customers deposits	52,722	3,499
Related party payable	2,027,729	78,656
Lease payable-current portion	24,761	-
Discontinued operations - liabilities	-	8,607,813
Total current liabilities	$4,789,864	$9,921,130

Lease payable- non-current	$373,728	$-

Total Liabilities	$5,163,592	$9,921,130

Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2019 and 2018, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 7,877,765 and 5,497,765 shares issued and outstanding as of December 31, 2019 and 2018, respectively	7,878	5,498
Additional paid-in capital	85,803,421	74,739,031
Statutory reserves	-	2,810,953
Accumulated deficit	(73,280,734)	(79,038,883)
Accumulated other comprehensive income	8,203,941	9,792,283
Non-controlling interests	-	(1,019,552)
Total Stockholders’ Equity	$20,734,506	$7,289,330
Total Liabilities and Stockholders’ Equity	$25,898,098	$17,210,460

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
(Stated in US Dollars)

	2019	2018

Net revenues	$4,113,077	$6,828,887
Cost of revenues	2,979,728	6,524,228
Gross profit	1,133,349	304,659

Operating expenses:
Selling and marketing expenses	40,293	14,409
General and administrative expenses	1,918,455	874,675
Total operating expenses	1,958,748	889,084

Operating loss	(825,399)	(584,425)

Other income (expenses):
Interest income	186	369
Interest expense	(9,742)	(13)
Other income	29,145	11,877
Other expenses	(5,808)	(227)
Write off receivables from disposal of former subsidiaries	(5,025,034)	-
Gain on acquisition	-	423,338
Total other (expenses) income	(5,011,253)	435,344

Loss before taxes from continuing operations	(5,836,652)	(149,081)

Income tax expense	-	164,384

Loss from continuing operations	(5,836,652)	(313,465)

Discontinued operations:
Loss from discontinued operations	-	(24,049,343)
Gain on disposal, net of taxes	8,783,848	41,194,029
Income from discontinued operations, net of taxes	8,783,848	17,144,686

Net income	2,947,196	16,831,221

Net income available (loss attributable) to:
- Common shareholders	2,947,196	20,589,664
- Non-controlling interests	-	(3,758,443)

Other comprehensive income:
Foreign currency translation loss	(1,588,342)	(3,796,445)
Comprehensive income	$1,358,854	$13,034,776

Loss per share from continuing operations - Basic and diluted	$(0.85)	(0.11)

Income per share from discontinued operations - Basic and diluted	$-	$7.02

Income per share available to common shareholders - Basic and diluted	0.43	$6.91

Basic and diluted weighted average shares outstanding	6,897,710	2,978,233

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2019 and 2018

						Accumulated
			Additional			Other	Non-
	Number	Common	Paid-in	Statutory	Accumulated	Comprehensive	Controlling
	of Shares	Stock	Capital	Reserves	Deficit	Income	Interests	Total
Balance, January 1, 2018	1,530,980	$1,531	$57,888,993	$25,103,354	$(99,628,547)	$13,588,726	$(7,745,353)	$(10,791,296)
Rounding from reverse split	1,843	2						2
Net income	-	-	-	-	16,831,221	-	-	16,831,221
Issuance of shares for acquisition	400,000	400	1,399,600	-	-	-	-	1,400,000
Issuance of common stock for cash	3,564,942	3,565	15,450,438	-	-	-	-	15,454,003
Disposition	-	-	-	(22,292,401)	-	-	7,745,353	(14,547,048)
Reorganization	-	-	-	-	-	-	2,738,891	2,738,891
Allocation to non-controlling interests	-	-	-	-	3,758,443	-	(3,758,443)	-
Foreign currency translation adjustment	-	-	-	-	-	(3,796,443)	-	(3,796,443)
Balance, December 31, 2018	5,497,765	5,498	74,739,031	2,810,953	(79,038,883)	9,792,283	(1,019,552)	7,289,330

Balance, January 1, 2019	5,497,765	$5,498	$74,739,031	$2,810,953	$(79,038,883)	$9,792,283	$(1,019,552)	$7,289,330
Net income	-	-	-	-	2,947,196	-	-	2,947,196
Issuance of shares for acquisition	1,080,000	1,080	4,783,212					4,784,292
Issuance of common stock for cash	1,300,000	1,300	5,458,700	-	-	-	-	5,460,000
Allocation to non-controlling interests	-	-	-	-	-	-	-	-
Disposition				(2,810,953)	2,810,953		1,019,552	1,019,552
Acquiring corporation			822,478					822,478
Foreign currency translation adjustment	-	-	-	-	-	(1,588,342)	-	(1,588,342)
Balance, December 31, 2019	7,877,765	$7,878	$85,803,421	$-	$(73,280,734)	$8,203,941	$-	$20,734,506

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
(STATED IN US DOLLARS)

	2019	2018
Cash flows from operating activities
Net income	$2,947,196	$16,831,221
Gain from disposal of investment and subsidiaries	(8,783,848)	(41,145,631)
Write off receivables from disposal of former subsidiaries	5,025,034	-
Write down of assets in discontinued operations	-	24,049,343
Gain on acquisition	-	(423,338)
Bad debt expenses	504,786	-
Amortization	13,319	59,821
Depreciation	742,482	733,370
Increase in accounts and other receivables	(19,960)	(6,416,399)
Decrease in related party receivables	14	-
(Increase) / decrease in inventory	(442,021)	21,548
Increase in prepayments and other current assets	(49,363)	(7,657,937)
Decrease in payables and other current liabilities	(3,876,581)	(205,279)
Net cash used in operating activities	$(3,938,942)	$(14,153,281)

Cash flows from investing activities
Purchase of plant and equipment and construction in progress	(582,303)	(490,694)
Sale of intangible assets	62,274	-
Payment for deposits	-	(1,534)
Net cash used in investing activities	$(520,029)	$(492,228)

Cash flows from financing activities
Proceeds from issuance of common stock	9,746,712	15,454,005
Receiving bank loans	137,612	-
Repayment of borrowings	(1,108,584)	-
Proceeds from related party	2,015,916	32,977
Net cash provided by financing activities	$10,791,656	$15,486,982

Net increase (decrease) in cash and cash equivalents	6,332,685	841,473

Effect of foreign currency translation on cash and cash equivalents	(8,892)	131,958

Cash and cash equivalents–beginning of year	1,079,530	89,212

Cash and cash equivalents–end of year	$7,403,323	$1,062,643

Supplementary cash flow information:
Interest received	$186	$369
Interest paid	$9,742	$-
Income taxes paid	$-	$198

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
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

Principles of consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Company, and its subsidiaries, which are listed below:

	Place of	Attributable equity	Registered
Name of company	incorporation	interest %	capital
Planet Green Holdings Corporation	British Virgin Islands	100	$10,000
Lucky Sky Holdings Corporations (HK) Limited	Hong Kong	100	1,277
Lucky Sky Petrochemical Technology (Xianning) Co., Ltd.	PRC	100	14,242,782
Taishan Muren Agriculture Co., Ltd.	PRC	VIE	1,913,049
Lorain Food Stuff (Shenzhen) Co., Ltd.	PRC	VIE	80,000
Xianning Bozhuang Tea Products Co., Ltd.	PRC	VIE	6,277,922

Management has eliminated all significant inter-company balances and transactions in preparing the accompanying consolidated financial statements. Ownership interests of subsidiaries that the Company does not wholly-own are accounted for as non-controlling interests.

On May 18, 2018, the Company incorporated Planet Green Holdings Corporation, a limited company incorporated in the British Virgin Islands. On September 27, 2018, the Company acquired Lucky Sky HK and Shanghai Xunyang, a wholly foreign-owned enterprise incorporated in Shanghai, China. The formation and acquisition of these companies was to implement the Company’s restructuring plans.

On August 12, 2019, through Lucky Sky HK, the Company established Lucky Sky Petrochemical, a wholly foreign-owned enterprise incorporated in Xianning City, Hubei Province, China.

On December 20, 2019, we sold 100% of equity interest in Shanghai Xunyang

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

On May 9, 2019, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Bin Zhou, Wuyuan Zuo, Gongwei Lu (collectively “Sellers”) and Xianning BoZhuang Tea Products Co., Ltd. (“BoZhuang”), a company incorporated in China engaging in the sale of tea products. Pursuant to the Purchase Agreement, Planet Green Holdings Corporation shall issue an aggregate of 1,080,000 shares of Planet Green Holdings Corporation’s common stock to the BoZhuang Shareholders, in exchange for BoZhuang Shareholders’ agreement to enter into, and their agreement to cause BoZhuang to enter into, certain VIE Agreements (the “BoZhuang VIE Agreements”) with Shanghai Xunyang Internet Technology Co., Ltd. WFOE, through which Shanghai Xunyang Internet Technology Co., Ltd. WFOE shall have the right to control, manage and operate BoZhuang in return for a service fee approximately equal to 100% of BoZhuang’s net income (“Acquisition”). On May 14, 2019, Shanghai Xunyang Internet Technology Co., Ltd. WFOE, the Company’s subsidiary, entered into a series of VIE Agreements with BoZhuang and the BoZhuang Shareholders. The VIE Agreements are designed to provide Shanghai Xunyang Internet Technology Co., Ltd WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of BoZhuang, including absolute rights to control the management, operations, assets, property and revenue of BoZhuang. The Acquisition closed on May 14, 2019. Starting on May 14, 2019, the Company’s business activities added the production line of green tea and black tea and sales of tea products, of which business activities are carried out in Xianning City, Huibei Province, PRC. The Company is considered the primary beneficiary of these operating companies and it consolidates their accounts as VIEs.

On May 14, 2019, through Shanghai Xunyang, the Company entered into a series of VIE agreements with Xianning Bozhuang and its equity holders to obtain control and become the primary beneficiary of Xianning Bozhuang. The Company consolidated Xianning Bozhuang’s accounts as its VIE.

On December 20, 2019, through Lucky Sky Petrochemical, the Company entered into exclusive VIE agreements with Taishan Muren,Xianning Bozhuang and Shenzhen Lorain and their shareholders that give the Company the ability to substantially influence those companies’ daily operations and financial affairs and appoint their senior executives. The Company is considered the primary beneficiary of these operating companies and it consolidates their accounts as VIEs.

Consultation and Service Agreement

Pursuant to the Consultation and Service Agreement, WFOE has the exclusive right to provide consultation and services to the operating entities in China in the area of business management, human resource, technology and intellectual property rights. WFOE exclusively owns any intellectual property rights arising from the performance of this Consultation and Service Agreement. The amount of service fees and payment term can be amended by the WFOE and operating companies’ consultation and the implementation. The term of the Consultation and Service Agreement is 20 years. WFOE may terminate this agreement at any time by giving 30 day’s prior written notice.

Business Cooperation Agreement

Pursuant to the Business Cooperation Agreement, WFOE has the exclusive right to provide complete technical support, business support and related consulting services, including but not limited to technical services, business consultations, equipment or property leasing, marketing consultancy, system integration, product research and development, and system maintenance. WFOE exclusively owns any intellectual property rights arising from the performance of this Business Cooperation Agreement. The rate of service fees may be adjusted based on the services rendered by WFOE in that month and the operational needs of the operating entities. The Business Cooperation Agreement shall maintain effective unless it was terminated or was compelled to terminate under applicable PRC laws and regulations. WFOE may terminate this Business Cooperation Agreement at any time by giving 30 day’s prior written notice.

Equity Pledge Agreements

Pursuant to the Equity Pledge Agreements among WFOE, operating entities and each of operating entities’ shareholder, shareholders of the operating entities pledge all of their equity interests in the operating entities to WFOE to guarantee their performance of relevant obligations and indebtedness under the Technical Consultation and Service Agreement and other control agreements. In addition, shareholders of the operating entities are in the process of registering the equity pledge with the competent local authority.

Equity Option Agreements

Pursuant to the Equity Option Agreements, WFOE has the exclusive right to require each shareholder of the operating companies to fulfill and complete all approval and registration procedures required under PRC laws for WFOE to purchase, or designate one or more persons to purchase, each shareholder’s equity interests in the operating companies, once or at multiple times at any time in part or in whole at WFOE’s sole and absolute discretion. The purchase price shall be the lowest price allowed by PRC laws. The Equity Option Agreements shall remain effective until all the equity interest owned by each operating entities shareholder has been legally transferred to WFOE or its designee(s).

Voting Rights Proxy Agreements

Pursuant to the Voting Rights Proxy Agreements, each shareholder irrevocably appointed WFOE or WFOE’s designee to exercise all his or her rights as the shareholders of the operating entities under the Articles of Association of each operating entity, including but not limited to the power to exercise all shareholder’s voting rights with respect to all matters to be discussed and voted in the shareholders’ meeting. The term of each Voting Rights Proxy Agreement is 20 years. WOFE has the right to extend each Voting Proxy Agreement by giving written notification.

As of December 31, 2019, the following entities were de-consolidated from the structure as a result of the sale agreement executed on December 11, 2019:

	Place of	Attributable equity	Registered
Name of company	incorporation	interest %	capital
Beijing Green Foodstuff Co., Ltd.	PRC	VIE	1,540,666
Luotian Green Foodstuff Co., Ltd.	PRC	VIE	3,797,774
Shandong Greenpia Foodstuff Co., Ltd.	PRC	VIE	2,303,063

As a result of sale agreement, the accumulated deficit of Luotian Green Foodstuff Co., Ltd. and Shangdong Greenpia Foodstuff Co., Ltd. with total amount of $18,622,782 are written off. In addition, the Company also recognized a long-term investment loss with total amount of $9,838,934. The net effect is a gain on disposal of VIEs with the total amount of $8,783,848.

Discontinued operations

See financial note 16.

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

Land use rights	50 years
Software licenses	2 years
Trademarks	10 years

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

	12/31/2019	12/31/2018
Period/year end RMB: US$ exchange rate	6.9762	6.8764
Period/annual average RMB: US$ exchange rate	6.8967	6.5137

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions must be conducted through authorized financial institutions.

Revenue recognition

The Company adopted ASC 606 “Revenue Recognition”, and recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The Company derives its revenues from the sale of fresh foods, spices, convenience foods and tea products. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

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

Recent accounting pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

3.	Restricted Cash

Restricted cash represents interest bearing deposits placed with banks to secure banking facilities in the form of loans and notes payable. The funds are restricted from immediate use and are designated for settlement of loans or notes when they become due.

4.	Business Combination

On May 14, 2019, the Company and its wholly owned subsidiary Shanghai Xunyang Internet Technology Co., Ltd. entered into a series of VIE agreements with Xianning Bozhuang and its equity holders to obtain control and become the primary beneficiary of Xianning Bozhuang. The Company consolidated Xianning Bozhuang’s accounts as its VIE. Pursuant to the VIE agreements, the Company issued an aggregate of 1,080,000 shares of common stock of the Company to the equity holders of Xianning Bozhuang in exchange for the transfer of all of the equity interest of Xianning Bozhuang to the Shanghai Xunyang Internet Technology Co., Ltd. The significant terms of these VIE agreements are summarized in “Note 2 - Summary of Significant Accounting Policies” above.

The Company’s acquisition of Xianning Bozhuang was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price of Xianning Bozhuang based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, plant and equipment, and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of BoZhuang:

Total consideration at fair value	$4,784,292

Fair Value
Cash	$4,486,561
Other current assets	2,058,018
Plant and equipment	3,925,197
Other noncurrent assets	1,672,556
Total asset	12,142,332
Total liabilities	(6,503,174)
Net asset acquired	$5,639,158

As of the date of the acquisition, the net asset acquired $5,639,158 is more than total consideration at fair value $4,784,292. The difference of $854,866 will be added to the additional paid in capital.

5.	Trade Receivables
The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets and wholesalers.

	12/31/2019	12/31/2018
Trade accounts receivable	$1,615,245	$6,528,072
Less: Allowance for doubtful accounts	(499,034)	-
	$1,116,211	$6,528,072

Allowance for doubtful accounts:
Beginning balance	$-	$(804,937)
Reclassified to discontinued operations	-	804,937
Additions to allowance	(499,034)	-
Bad debt written-off	-	-
Ending balance	$(499,034)	$-

6.	Inventories

Inventories consisted of the following as of December 31, 2019 and 2018.

	12/31/2019	12/31/2018
Raw materials	$640,990	$-
Inventory of supplies	12,489	-
Work in progress	1,071,363	-
Finished goods	221,706	-
	$1,946,548	$-

7.	Plant and Equipment

Property, plant, and equipment consisted of the following as of December 31, 2019 and 2018:

	12/31/2019	12/31/2018
At Cost:
Buildings	$4,512,606	$1,116,941
Machinery and equipment	980,196	31,066
Office equipment	53,376	-
Motor vehicles	150,412	-
Lemon trees, mint plants, pepper trees	317,720	2,078,012
	$6,014,310	$3,226,018

Less: Accumulated depreciation	(1,041,610)	(1,854,500)

	$4,972,700	$1,371,518

Depreciation expense for the years ended December 31, 2019 and 2018 was $742,482 and $59,821, respectively.

8.	Intangible Assets

	12/31/2019	12/31/2018
At Cost:
Land use rights	750,224	-
Software licenses	2,552
Trademark	895,187	-
	$1,647,963	$-

Less: Accumulated amortization	(114,036)	-
	$1,533,927	$-

Land use rights: the land use rights of a parcel of industrial land of 31,585 square meters was obtained on April 15, 2019 with a consideration of $750,224, located at Xianning City, Huibei Province, China with the land use right until June 12, 2068.

Trademark: a tea brand trademark was obtained on March 28, 2014 with a consideration of $895,187, registered with the China National Intellectual Property Administration, registration number is 16964992A.

Amortization expense for the years ended December 31, 2019 and 2018 was $13,319 and $0, respectively.

9.	Bank Loans

Short-term bank loans consisted of the following as of December 31, 2019 and 2018:

Short-term Bank Loans	12/31/2019	12/31/2018

Loan from China Construction Bank, Taishan Branch
● Interest rate at 3.915% per annum; due 12/12/2020	136,044	-
	$136,044	$-

The short-term loans, which are denominated in Renminbi, were primarily obtained for general working capital. The loan was secured by Yongjun Huang’s bank certificate of deposit.

10.	Related Parties Transaction

As of December 31, 2019 and 2018, the outstanding balance due to related parties is $2,027,729 and $78,656, respectively.

As of December 31, 2019 and 2018, the outstanding balance of $2,003,390 and $Nil due to Mr. Bin Zhou, Chief Executive Officer and Chairman of the Company, respectively, is advances for working capital of the Company which are due on March 30, 2020, non-interest bearing, and unsecured, unless further disclosed.

As of December 31, 2019 and 2018, the outstanding balance of $16,885 and $Nil due to Mr. Yong Jun Huang, an executive of a subsidiary, respectively, is advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

As of December 31, 2019 and 2018, the outstanding balance of $7,454 and $Nil due to Mr. Ming Yue Cai, an executive of a subsidiary, respectively, is advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

As of December 31, 2018, the outstanding balance of $78,656 due to Mr. Biaoyang Yang, an executive of a subsidiary, is advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

11.	Equity

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

On June 17, 2019, the Company entered into a securities purchase agreement, pursuant to which five individuals residing in the PRC agreed to purchase an aggregate of 1,300,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $5,460,000, representing a purchase price of $4.20 per share. The transaction closed on June 19, 2019.

As of December 31, 2019, there were 7,877,765 shares of common stock outstanding.

For the years ended December 31, 2019 and 2018, the Company did not issued shares as stock compensation to employees.

12.	Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses following as of December 31, 2019 and 2018:

	12/31/2019	12/31/2018
Loss attributed to PRC continuing operations	$(15,675,586)	$(492,419)
Income attributed to BVI	-	423,338
Loss attributed to U.S. operations	-	(80,000)
Loss before tax	$(15,675,586)	$(149,081)

PRC Statutory Tax at 25% Rate	(3,918,897)	(123,105)
Non-deductible GAAP expenses in the PRC	3,918,897	287,489
Income tax	$-	$164,384

Per Share Effect of Tax Exemption
	12/31/2019	12/31/2018
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	6,897,710	2,978,233
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows as of December 31, 2019 and 2018:

	12/31/2019	12/31/2018
U.S. federal statutory income tax rate	21.00%	21.00%
Higher (lower) rates in PRC, net	4.00%	4.00%
Non-recognized deferred tax benefits in the PRC	-25.00%	-25.00%
The Company’s effective tax rate	0.00%	0.00%

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. Therefore, deferred tax assets are not likely realized.

13.	Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the years ended
	December 31,
	2019	2018
Basic and diluted (loss) earnings per share numerator:
Loss from continuing operations attributable to common stockholders	$(5,836,652)	$(313,465)
Income/(loss) from discontinued operations available to (attributable to) common stockholders	$-	$20,903,129
Income available to (attributable to) common stockholders	$2,947,196	$20,589,664

Basic and diluted (loss) earnings per share denominator:
Original Shares:	5,497,765	1,530,980
Additions from Actual Events -Issuance of Common Stock	1,399,945	3,964,942
Basic Weighted Average Shares Outstanding	6,897,710	2,978,233

Loss per share from continuing operations - Basic and diluted	$(0.85)	$(0.11)

Income/(loss) per share from discontinued operations - Basic and diluted	$-	$7.02

Income per share - Basic and diluted	$0.43	$6.91

Weighted Average Shares Outstanding - Basic and diluted	6,897,710	2,978,233

Planet Green Holdings Corporation
Notes to Financial Statements

14.	Lease Commitments

During the year ended December 31, 2016, Taishan Muren entered into one operating lease agreement leasing one plot of land where biological assets are grown, one building, and farming facilities. During the year ended December 31, 2017, Taishan Muren entered into two operating lease agreements leasing three additional plots of land where biological assets are grown and two buildings. During the year ended December 31, 2018, Taishan Muren entered into two operating lease agreements leasing two buildings.

The leases entered and expires as follows:

Lease	Date Commenced	Date of expiration
Lease #1	March 1, 2016	February 28, 2031
Lease #2	January 1, 2017	February 28, 2031
Lease #3	January 1, 2017	February 28, 2031
Lease #4	January 1, 2018	February 28, 2031
Lease #5	June 1, 2018	February 28, 2031

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the package of practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. The impact of the adoption on January 1, 2019 increased the right-of-uses and lease liabilities by approximately $421,382.

Upon adoption of ASU 2016-02, the Company recognized lease labilities of approximately $421,382, with corresponding Right-of-use (“ROU”) assets of the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 5.0025%, which is determined using an incremental borrowing rate.

The weighted average remaining lease term of its existing leases is 13.7 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the year ended December 31, 2019 and 2018, rent expenses amounted to $ 44,892 and $46,194, respectively.

The thirteen-year maturity of the Company’s lease obligations is presented below:

Twelve months ended December 31,	Operating lease amount
2020	$25,046
2021	26,852
2022	28,927
2023	30,928
2024	33,206
Thereafter	258,123
Total lease payment	403,082
Less: interest	(4,593)
Present value of lease liabilities	$398,489

15.	Concentrations

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues as of December 31, 2019 and 2018.

	For the year ended
Customers	December 31, 2019		December 31, 2018
	Amount $	%	Amount $	%
A	210,716	20	831,309	13
B	283,822	27	1,583,678	24
C	-	-	1,270,799	19
D	-	-	1,108,286	17
E	207,273	20	625,444	10
F	277,302	25	-	-

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase as of December 31, 2019 and December 31, 2018.

	For the period ended
Suppliers	September 30, 2019		December 31, 2018
	Amount $	%	Amount $	%
A	-	-	155,238	82
B	-	-	34,902	18
C	196,899	36	-	-
D	79,878	15	-	-

16.	Discontinued Operations

As of December 31, 2019, the Company has reclassified the results of operations and the financial position of Luotian Lorain and Shandong Greenpia as discontinued operations. Selected details regarding those discontinued operations are provided below.

	For the years ended December 31,
Results of Operations	2019	2018

Sales	$-	$2,072,253
Cost of sales	-	1,305,382
Gross profit	-	475,177
Operating expenses	-	632,640
Other expenses	-	(24,232,157)
Loss before Taxes	-	(24,097,926))
Taxes	-	(48,583)
Net loss	$-	$(24,049,343)

	For the years ended December 31,
Other Income (Expenses)	2019	2018
Other income	$-	$-
Write-off of accounts receivable and other current assets	-	(1,266,022)
Write-off of inventory	-	(6,338,588)
Impairment of property and equipment and land use rights	-	(9,877,127)
Other	-	(6,750,420)
	$-	$(24,232,157)

	As of December 31,
Financial Position	2019		2018
Current Assets		$-	$-
Non-Current Assets		-	-
Total Assets		$-	$-

Current Liabilities		$-	$8,607,813
Total Long-Term Liabilities		-	-
Total Liabilities	$		$8,607,813

Net Assets		$-	$(8,607,813)

Total Liabilities & Net Assets		$-	$(8,607,813)

17.	Risks

	A.	Credit risk

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

On February 10, 2020, the Company entered into a securities purchase agreement with Mengru Xu and Zhichao Du, pursuant to which Ms. Xu and Mr. Du agreed to invest an aggregate of $3.51 million in the Company in exchange for an aggregate of 1,350,000 shares of common stock, representing a purchase price of approximately $2.60 per share. On February 28, 2020, the Company closed the transaction.

On March 20, 2020, $2,003,390 had been returned to Mr. Bin Zhou.