Form 10-Q
period 2020-03-31
Planet Green Holdings Corp.
filed 2020-06-26
CIK 1117057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to________

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

The number of outstanding shares of the registrant’s common stock as of June 25, 2020 was 9,227,765.

EXPLANATORY NOTE

The registrant is relying on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies (Release No. 34-88465 dated March 25, 2020), which concerns exemptions from certain filing deadlines in light of COVID-19. The registrant could not file this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 on a timely basis because the outbreak of COVID-19 in China and restrictions on travel and operations, which included, among others, finance team were unable to complete the preparation of the registrant’s consolidated financial statements for the fiscal quarter ended March 31, 2020, caused delays in completing the required work.

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”).

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

i

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

1.	“China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong, Macau and Taiwan for the purposes of this report only).

2.	“Fast Approach” refers to Fast Approach, Inc., a corporation incorporated under the laws of Canada.

3.	“Lucky Sky HK” refers to Lucky Sky Holdings Corporations (HK) Limited, a company incorporated in Hong Kong and formerly known as JianShi Technology Holding Limited.

4.	“Lucky Sky Petrochemical” or “WFOE” refers to Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., a PRC limited liability company.

5.	“PLAG,” “we,” “us” and “our” refer to Planet Green Holdings Corp., a Nevada corporation, and except where the context requires otherwise, our wholly-owned subsidiaries and VIEs.

6.	“RMB” refers to Renminbi, the legal currency of China.

7.	“Shanghai Xunyang” refers to Shanghai Xunyang Internet Technology Co., Ltd., a PRC limited liability company.

8.	“Shenzhen Lorain” refers to Lorain Food Stuff (Shenzhen) Co., Ltd., a PRC limited liability company.

9.	“Taishan Muren” refers to Taishan Muren Agriculture Co. Ltd., a PRC limited liability company.

10.	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

11.	“VIE” refers to variable interest entity.

12.	“Xianning Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

ii

ITEM 1. FINANCIAL STATEMENTS

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND DECEMBER 31, 2019

(Stated in US Dollars)

PLANET GREEN HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2020 AND DECEMBER 31, 2019
(Stated in US Dollars)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$4,117,973	$7,403,323
Trade receivables, net	1,766,866	1,116,211
Inventories	2,272,599	1,946,548
Advances and prepayments to suppliers	10,450,805	7,414,066
Other receivables and other current assets	287,444	275,288
Related party receivable	76,934	2,162
Total current assets	$18,972,621	$18,157,598

Non-current assets
Plant and equipment, net	5,048,966	4,972,700
Intangible assets, net	1,476,586	1,533,927
Construction in progress, net	821,513	834,337
Deposits	1,432	1,454
Right-of-use assets	$385,945	$398,082
Total Assets	$26,707,063	$25,898,098

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$203,930	$136,044
Accounts payable	1,039,452	952,520
Taxes payable	127,160	106,423
Accrued liabilities and other payables	1,523,431	1,489,665
Customers deposits	51,912	52,722
Related party payable	26,225	2,027,729
Lease payable-current portion	24,820	24,761
Total current liabilities	$2,996,930	$4,789,864

Lease payable- non-current	$361,449	$373,728

Total Liabilities	$3,358,379	$5,163,592

Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 9,227,765 and 7,877,765 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	9,228	7,878
Additional paid-in capital	89,312,071	85,803,421
Accumulated deficit	(73,870,529)	(73,280,734)
Accumulated other comprehensive income	7,897,914	8,203,941
Total Stockholders’ Equity	$23,348,684	$20,734,506
Total Liabilities and Stockholders’ Equity	$26,707,063	$25,898,098

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Stated in US Dollars)

	For the three months ended
	March 31,
	2020	2019

Net revenues	$834,711	$1,078,245
Cost of revenues	852,069	779,988
Gross profit	(17,358)	298,257

Operating expenses:
Selling and marketing expenses	7,845	110
General and administrative expenses	422,579	234,569
Total operating expenses	430,424	234,679

Operating (loss) income	(447,782)	63,578

Other income (expenses):
Interest income	2,321	161
Interest expense	(1,461)	-
Other income	414	-
Other expenses	(143,287)	-
Total other (expenses) income	(142,013)	161

(Loss) income before income taxes	(589,795)	63,739

Provision for income taxes	-	56,043

Net (loss) income	$(589,795)	$7,696

Other comprehensive income:
Foreign currency translation (loss) gain	(306,027)	192,662
Comprehensive (loss) income	$(895,822)	$200,358

Loss per share
- Basic and diluted	(0.07)	0.00

Basic and diluted weighted average shares outstanding	7,996,121	5,497,765

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Stated in US Dollars)

						Accumulated
	Number		Additional			Other	Non-
	of	Common	Paid-in	Statutory	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Deficit	Income	Interests	Total
Balance, January 1, 2019	5,497,765	$5,498	$74,739,031	$2,810,953	$(79,038,883)	$9,792,283	$(1,019,552)	$7,289,330
Net income	-	-	-	-	7,696	-	-	7,696
Issuance of common stock for cash
Allocation to non-controlling interests							(21,637)	(21,637)
Foreign currency translation adjustment	-	-	-	-	-	192,662	-	192,662
Balance, March 31, 2019	5,497,765	$5,498	$74,739,031	$2,810,953	$(79,031,187)	$9,984,943	$(1,041,189)	$7,468,049

Balance, January 1, 2020	7,877,765	$7,878	$85,803,421	$-	$(73,280,734)	$8,203,941	$-	$20,734,506
Net loss	-	-	-	-	(589,795)	-	-	(589,795)
Issuance of common stock for cash	1,350,000	1,350	3,508,650	-	-	-	-	3,510,000
Allocation to non-controlling interests	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(306,027)	-	(306,027)
Balance, March 31, 2020	9,227,765	$9,228	$89,312,071	$-	$(73,870,529)	$7,897,914	$-	$23,348,684

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(STATED IN US DOLLARS)

	For the three months ended
	March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(589,795)	$7,696
Amortization	34,276	-
Depreciation	132,554	109,528
Bad debt expenses	2,098	-
(Increase) / decrease in accounts and other receivables	(643,396)	459,873
(Increase) / decrease in related party receivables	(75,942)	264
Increase in inventory	(361,379)	(10,265)
Increase in prepayments and other current assets	(3,192,485)	(227,654)
Decrease in payables and other current liabilities	(1,843,031)	(54,697)
Net cash (used in) provided by operating activities	$(6,537,100)	$284,745

Cash flows from investing activities
Purchase of plant and equipment and construction in progress	(287,573)	-
Net cash used in investing activities	$(287,573)	$-

Cash flows from financing activities
Proceeds from issuance of common stock	3,510,000	-
Receiving bank loans	71,041	-
Proceeds from related party receivables		-
Net cash provided by financing activities	$3,581,041	$-

Net (decrease) increase in cash and cash equivalents	(3,243,632)	284,745

Effect of foreign currency translation on cash and cash equivalents	(41,718)	20,370

Cash and cash equivalents–beginning of year	7,403,323	1,062,643

Cash and cash equivalents–end of year	$4,117,973	$1,367,758

Supplementary cash flow information:
Interest received	$2,321	$161
Interest paid	$1,461	$-
Income taxes paid	$-	$-

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
(F/K/A AMERICAN LORAIN CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”), a Nevada corporation, engages in the businesses of (i) growing, developing, manufacturing, and marketing fresh foods, spices, convenience foods and tea products through its subsidiaries and VIEs in China and (ii) operating a demand side platform targeting the Chinese education market in North America.

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

Principles of consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Company, and its subsidiaries, which are listed below:

	Place of	Attributable equity	Registered
Name of company	incorporation	interest %	capital
Planet Green Holdings Corporation	British Virgin Islands	100	$10,000
Lucky Sky Holdings Corporations (HK) Limited	Hong Kong	100	1,277
Lucky Sky Petrochemical Technology (Xianning) Co., Ltd.	PRC	100	14,242,782
Fast Approach, Inc.	Canada	100	71
Shanghai Shuning Advertising Co., Ltd.	PRC	100	70,571
Taishan Muren Agriculture Co., Ltd.	PRC	VIE	1,913,049
Lorain Food Stuff (Shenzhen) Co., Ltd.	PRC	VIE	80,000
Xianning Bozhuang Tea Products Co., Ltd.	PRC	VIE	6,277,922

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

On December 20, 2019, the Company sold 100% of equity interest in Shanghai Xunyang.

On June 5, 2020, the Company acquired all of the outstanding equity interests of Fast Approach, a corporation incorporated under the laws of Canada and in the business of operation of a demand side platform targeting the Chinese education market in North America.

Consolidation of Variable Interest Entities

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

On September 27, 2018, through Shanghai Xunyang Internet Technology Co. Ltd. (“Shanghai Xunyang”), the Company entered into exclusive arrangements with Beijing Lorain Co., Ltd., Luotian Lorain Co., Ltd., Shandong Greenpia Foodstuff Co., Ltd., Taishan Muren Agriculture Co. Ltd. (“Taishan Muren”) and Lorain Foodstuff (Shenzhen) Co., Ltd. (“Shenzhen Lorain”) and its shareholders that give the Company the ability to substantially influence Shenzhen Lorain’s daily operations and financial affairs and appoint its senior executives. The Company is considered the primary beneficiary of these companies and it consolidates its accounts as a VIE.

On May 9, 2019, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Xianning Bozhuang Tea Products Co., Ltd. (“Xianning Bozhuang”), a company incorporated in China engaging in the sale of tea products, and its shareholders (“Bozhuang Shareholders”). Pursuant to the Purchase Agreement, the Company issued an aggregate of 1,080,000 shares of its common stock to the Bozhuang Shareholders, in exchange for Bozhuang Shareholders’ agreement to enter into, and their agreement to cause Xianning Bozhuang to enter into, certain VIE Agreements with Shanghai Xunyang, through which Shanghai Xunyang shall have the right to control, manage and operate Xianning Bozhuang in return for a service fee approximately equal to 100% of Xianning Bozhuang’s net income (“Bozhuang Acquisition”). On May 14, 2019, Shanghai Xunyang entered into a series of VIE Agreements with Xianning Bozhuang and Bozhuang Shareholders. The VIE Agreements are designed to provide Shanghai Xunyang with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Xianning Bozhuang, including absolute rights to control the management, operations, assets, property and revenue of Xianning Bozhuang. The Bozhuang Acquisition closed on May 14, 2019. Starting on May 14, 2019, the Company’s business activities added the production line of green tea and black tea and sales of tea products, of which business activities are carried out in Xianning City, Huibei Province, China. The Company consolidated Xianning Bozhuang’s accounts as its VIE.

Planet Green Holdings Corp.

Notes to Financial Statements

On December 20, 2019, through Lucky Sky Petrochemical Technology (Xianning) Co., Ltd. (“WFOE”), the Company entered into exclusive VIE agreements with Taishan Muren, Xianning Bozhuang and Shenzhen Lorain and their shareholders that give the Company the ability to substantially influence those companies’ daily operations and financial affairs and appoint their senior executives. The Company is considered the primary beneficiary of these operating companies and it consolidates their accounts as VIEs. The VIE agreements are described in detail below:

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

Planet Green Holdings Corp.

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

	3/31/2020	12/31/2019	3/31/2019
Period/year end RMB: US$ exchange rate	7.0851	6.9762	6.7335
Period/annual average RMB: US$ exchange rate	6.9790	6.8967	6.7087

Planet Green Holdings Corp.

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

Unaudited interim financial information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the SEC that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

The consolidated balance sheets and certain comparative information as of December 31, 2019 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2019 (“2019 Annual Financial Statements”), included in the Company’s 2019 Annual Report on Form 10-K for the year ended December 31, 2019. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2019 Annual Financial Statements.

Recent accounting pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU would have a material effect on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this update modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company does not believe the adoption of this ASU would have a material effect on the Company’s condensed consolidated financial statements.

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

	3/31/2020	12/31/2019
Trade accounts receivable	$2,260,296	$1,615,245
Less: Allowance for doubtful accounts	(493,430)	(499,034)
	$1,766,866	$1,116,211

Allowance for doubtful accounts:
Beginning balance	$(499,034)	$-
Reclassified to discontinued operations		-
Additions to allowance		(499,034)
Bad debt written-off	5,604	-
Ending balance	$(493,430)	$(499,034)

5.	Inventories

As of March 31, 2020 and December 31, 2019, inventories consisted of the following:

	3/31/2020	12/31/2019
Raw material	$662,748	$640,990
Inventory of Supplies	12,174	12,489
Work in progress	1,000,362	1,071,363
Finished goods	597,315	221,706
	$2,272,599	$1,946,548

6.	Plant and Equipment

As of March 31, 2020 and December 31, 2019, property, plant, and equipment consisted of the following:

	3/31/2020	12/31/2019
At Cost:
Buildings	$4,725,427	$4,512,606
Machinery and equipment	965,509	980,196
Office Equipment	53,141	53,376
Motor vehicles	148,100	150,412
Lemon trees, mint plants, pepper trees	312,958	317,720
	$6,205,135	$6,014,310

Less: Accumulated depreciation	(1,156,169)	(1,041,610)

	$5,048,966	$4,972,700

Depreciation expense for the three months ended March 31, 2020 and 2019 was $132,554 and $109,528, respectively.

Planet Green Holdings Corp.

Notes to Financial Statements

7.	Intangible Assets

	3/31/2020	12/31/2019
At Cost:
Land use rights	$738,694	$750,224
Software licenses	2,512	2,552
Trademark	881,427	895,187
	$1,622,633	$1,647,963

Less: Accumulated depreciation	(146,047)	(114,036)

	$1,476,586	$1,533,927

Land use rights: The land use rights of a parcel of industrial land of 31,585 square meters was obtained on April 15, 2019 with a consideration of $750,224. The land is located at Xianning City, Hubei Province, China with the land use right valid until June 12, 2068.

Trademark: A tea brand trademark was obtained on March 28, 2014 with a consideration of $895,187. The trademark was registered with the China National Intellectual Property Administration under registration number of 16964992A.

Amortization expense for the three months ended March 31, 2020 and 2019 was $34,276 and $0, respectively.

8.	Bank Loans

As of March 31, 2020 and December 31, 2019, short-term bank loans consisted of the following:

Short-term Bank Loans	3/31/2020	12/31/2019

Loan from China Construction Bank, Taishan Branch
● Interest rate at 3.915% per annum; due 12/12/2020	133,953	136,044
● Interest rate at5.0025% per annum; due 1/17/2021	69,977	-
	$203,930	$136,044

The short-term loans, which are denominated in RMB, were primarily obtained for general working capital purpose. $133,953 was secured by Yongjun Huang’s bank certificate of deposit. Yonjun Huang is the President of Taishan Muren. $69,977 is from the line of credit of China Construction Bank, Taishan Branch.

9.	Related Parties Transaction

As of March 31, 2020 and December 31, 2019, the outstanding balance due to related parties was $26,225 and $2,027,729, respectively.

As of March 31, 2020 and December 31, 2019, the outstanding balance due to Mr. Bin Zhou, Chief Executive Officer and Chairman of the Company was $Nil and $2,003,390, respectively. Both are advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

As of March 31, 2020 and December 31, 2019, the outstanding balance due to Mr. Yong Jun Huang, the President of Taishan Muren, was $18,886 and $16,885, respectively. Both are advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

As of March 31, 2020 and December 31, 2019, the outstanding balance due to Mr. Ming Yue Cai, the President of Shenzhen Lorain, was $7,339 and $7,454, respectively. Both are advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

10.	Equity

On February 10, 2020, the Company entered into a securities purchase agreement with Mengru Xu and Zhichao Du, pursuant to which Ms. Xu and Mr. Du agreed to invest an aggregate of $3.51 million in the Company in exchange for an aggregate of 1,350,000 shares of common stock, representing a purchase price of approximately $2.60 per share. On February 28, 2020, the Company closed the transaction.

Planet Green Holdings Corp.

Notes to Financial Statements

11.	Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the three months ended March 31, 2020 and 2019:

	3/31/2020	3/31/2019
Income/(loss) attributed to PRC continuing operations	$(589,795)	$63,739
Income/(loss) attributed to U.S. operations
Income/(loss) before tax	$(589,795)	$63,739

PRC Statutory Tax at 25% Rate	-	56,043
Effect of tax exemption granted	-	-
Income tax	$-	$56,043

Per Share Effect of Tax Exemption

	3/31/2020	3/31/2019
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	7,996,121	5,497,765
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the three months ended March 31, 2020 and 2019:

	3/31/2020	3/31/2019
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Expenses not deductible to taxable income	(25)%	62.9%
The Company’s effective tax rate	0%	87.9%

12.	Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the three months ended
	March 31,
	2020	2019
Basic and diluted (loss) earnings per share numerator:
Net (loss) income	$(589,795)	7,696

Basic and diluted (loss) earnings per share denominator:
Original Shares:	7,877,765	5,497,765
Additions from Actual Events -Issuance of Common Stock	118,356	-
Basic Weighted Average Shares Outstanding	7,996,121	5,497,765

Income/(loss) per share - Basic and diluted	(0.07)	0.00

Weighted Average Shares Outstanding - Basic and diluted	7,996,121	5,497,765

Planet Green Holdings Corp.

Notes to Financial Statements

13.	Lease Commitments

 During the year ended December 31, 2016, Taishan Muren entered into one operating lease agreement leasing one plot of land where biological assets are grown, one building, and farming facilities. During the year ended December 31, 2017, Taishan Muren entered into two operating lease agreements leasing three additional plots of land where biological assets are grown and two buildings. During the year ended December 31, 2018, Taishan Muren entered into two operating lease agreements for two buildings.

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

Upon adoption of ASU 2016-02, the Company recognized lease labilities of approximately $421,382, with corresponding right-of-use assets of the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 5.0025%, which is determined using an incremental borrowing rate.

The weighted average remaining lease term of its existing leases is 13.5 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended March 31, 2020 and 2019, rent expenses amounted to $ 11,091 and $11,549, respectively.

The thirteen-year maturity of the Company’s lease obligations is presented below:

Twelve months ending December 31,	Operating lease amount
2020	$13,660
2021	26,536
2022	28,586
2023	30,563
2024	32,814
Thereafter	255,079
Total lease payment	387,239
Less: interest	(970)
Present value of lease liabilities	$386,269

14.	Other Expenses

Other expenses consisted of the following:

	3/31/2020	3/31/2019
Other expense:
Donation outlay	$(143,287)	$-
Other	-	-
	$(143,287)	$-

The Company donated RMB 1,000,000 ($143,287) to the local non-profit organization for treatment and prevention of COVID-19 in local community.

Planet Green Holdings Corp.

Notes to Financial Statements

15.	Risks

A.	Credit risk

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

16.	Subsequent Events

On May 18, 2020, Hongxiang Yu resigned as a director of the Company and the Board of Directors of the Company appointed Lili Hu, the Chief Financial Officer of the Company, to serve as a member of the Board, effective immediately.

On June 5, 2020, the Company issued an aggregate of 1,800,000 shares of its common stock to acquire all of the outstanding equity interest of Fast Approach Inc., a corporation incorporated under the laws of Canada and in the business of operating a demand side platform targeting the Chinese education market in North America.

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

Recent Development

Acquisition of Fast Approach

On June 5, 2020, we issued an aggregate of 1,800,000 shares of our common stock to acquire all of the outstanding equity interest of Fast Approach Inc., a corporation incorporated under the laws of Canada and in the business of operating a demand side platform targeting the Chinese education market in North America.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table summarizes the results of our operations during the three-month periods ended March 31, 2020 and 2019 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended		Increase /	Increase /
	March 31,		Decrease	Decrease
(In Thousands of USD)	2020	2019	($)	(%)
Net revenues	835	1,078	(243)	(23)
Cost of revenues	852	780	72	9
Gross profit	(17)	298	(315)	(106)
Operating expenses:
Selling and marketing expenses	8	-	8	N/A
General and administrative expenses	423	235	188	80
Operating loss	(447)	64	(511)	(798)
Interest and other income	3	-	3	N/A
Other expenses	(143)	-	(143)	N/A
Interest expense	(1)	-	(1)	N/A
(Loss) income before tax	(589)	64	(653)	(1,020)
Income tax expense/(income)	-	56	(56)	(100)
Net (loss) income	(589)	8	(597)	(7,463)

Revenue

Net Revenues. Our net revenues for the three months ended March 31, 2020 amounted to $0.84 million, which represents a decrease of approximately $0.24 million, or 23%, from $1.08 million for the three months ended March 31, 2019. This decrease was mainly due to a reduction in demand of our products caused by the COVID-19 pandemic.

Cost of Revenues. During the three months ended March 31, 2020, we experienced an increase in cost of revenue of $0.07 million or 9%, in comparison to the three months ended March 31, 2019, from approximately $0.78 million to $0.85 million. This increase was mainly due to an increase in the cost of the raw materials caused by the COVID-19 pandemic.

Gross Profit. Our gross profit decreased by $0.32 million, or 106%, to negative $0.02 million for the three months ended March 31, 2020 from $0.30 million for the three months ended March 31, 2019. This decrease was mainly due to the reasons mentioned above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $0.008 million, or 100%, to $0.008 million for the three months ended March 31, 2020 from $0 million for the three months ended March 31, 2019. This increase was mainly due to our effort to expand our business.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $0.19 million from $0.24 million to approximately $0.42 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. This cost increase was mainly due to the increase in intermediary service fees.

Net Income

Our net income decreased by $0.59 million or 7,463%, to $0.60 million net loss for the three months ended March 31, 2020 from $0.008 million net income for the three months ended March 31, 2019. Such decrease was primarily the result of the impact of COVID-19, resulting in lower revenue and thus lower net income.

Liquidity and Capital Resources

In the reporting period in 2020, our primary sources of financing have been cash generated from operations and private placements. We raised funds in the following private placement in the first quarter of 2020:

On February 10, 2020, we entered into a securities purchase agreement with Mengru Xu and Zhichao Du, pursuant to which Ms. Xu and Mr. Du agreed to invest an aggregate of $3.51 million in the Company in exchange for an aggregate of 1,350,000 shares of our common stock, representing a purchase price of approximately $2.60 per share.

On June 5, 2020, we issued an aggregate of 1,800,000 shares of our common stock to acquire all of the outstanding equity interest of Fast Approach Inc., a corporation incorporated under the laws of Canada and in the business of operating a demand side platform targeting the Chinese education market in North America.

General

Management anticipates that our existing capital resources and anticipated cash flows from operations are adequate to satisfy our liquidity requirements for the next 12 months. Our primary capital needs have been to fund our working capital requirements. In the past, our primary sources of financing have been cash generated from operations and financing activities.

As of March 31, 2020, we had cash and cash equivalents (including restricted cash) of $4.12 million. The debt to assets ratio was 12.6% and 19.9% as of March 31, 2020 and December 31, 2019, respectively. We expect to continue to finance our operations and working capital needs in 2020 from cash generated from operations and, if needed, private financings. If available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide liquidity, if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (In thousands)

	For the Three Months Ended
	March 31,
	2020	2019
Net cash (used in)/provided by operating activities	(6,537)	285
Net cash used in investing activities	(288)	-
Net cash provided by financing activities	3,581	-
Net cash flow	(3,244)	285

Operating Activities

Net cash used in operating activities was $6.5 million and provided by operating activities was $0.3 million for the three months ended March 31, 2020 and 2019, respectively. Net cash used in operating activities was mainly due to an increase of $0.7 million in accounts and other receivables, a decrease of $1.8 million in payables and other current liabilities and an increase of $3.2 million in prepayments and other current assets.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $0.3 million, representing an increase of $0.3 million in net cash used in investing activities from $0 million for the same period of 2019. This was mainly due to an increase in the investment of fixed assets.

Financing Activities

Net cash provided by financing activities for the three months period ended March 31, 2020 was $3.6 million, representing an increase of $3.6 million in net cash provided by financing activities from $0 million for the same period of 2019. This is mainly due to increase in private financing.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of March 31, 2020 relates to the ability of the Company to record transactions and provide disclosures in accordance with GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The issuance of the securities was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

Exhibit No.	Description

10.1	Securities Purchase Agreement, dated as of February 10, 2020, by and among Planet Green Holdings Corp. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2020)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 26, 2020

PLANET GREEN HOLDINGS CORP.

/s/ Bin Zhou
Bin Zhou
Chief Executive Officer
(Principal Executive Officer)

/s/ Lili Hu
Lili Hu
Chief Financial Officer
(Principal Financial and Accounting Officer)