Form 10-Q
period 2020-06-30
Planet Green Holdings Corp.
filed 2020-07-31
CIK 1117057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of outstanding shares of the registrant’s common stock as of July 31, 2020 was 11,027,765.

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

i

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

1.	“China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong, Macau and Taiwan for the purposes of this report only).

2.	“Fast Approach” refers to Fast Approach, Inc., a corporation incorporated under the laws of Canada.

3.	“Lucky Sky HK” refers to Lucky Sky Holdings Corporations (HK) Limited, a company incorporated in Hong Kong and formerly known as JianShi Technology Holding Limited.

4.	“Lucky Sky Petrochemical” or “WFOE” refers to Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., a PRC limited liability company.

5.	“PLAG,” “we,” “us” and “our” refer to Planet Green Holdings Corp., a Nevada corporation, and except where the context requires otherwise, our wholly-owned subsidiaries and VIEs.

6.	“RMB” refers to Renminbi, the legal currency of China.

7.	“Shanghai Xunyang” refers to Shanghai Xunyang Internet Technology Co., Ltd., a PRC limited liability company.

8.	“Shenzhen Lorain” refers to Lorain Food Stuff (Shenzhen) Co., Ltd., a PRC limited liability company.

9.	“Taishan Muren” refers to Taishan Muren Agriculture Co. Ltd., a PRC limited liability company.

10.	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

11.	“VIE” refers to variable interest entity.

12.	“Xianning Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

13.	“Lucky Sky Planet Green HK” refers to Lucky Sky Planet Green Holdings Co., Limited, a company incorporated in Hong Kong.

ii

ITEM 1. FINANCIAL STATEMENTS

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND DECEMBER 31, 2019

(Stated in US Dollars)

PLANET GREEN HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2020 AND DECEMBER 31, 2019
(Stated in US Dollars)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$4,241,280	$7,403,323
Trade receivables, net	1,683,522	1,116,211
Inventories	2,113,151	1,946,548
Advances and prepayments to suppliers	9,776,948	7,414,066
Other receivables and other current assets	1,265,025	275,288
Related party receivable	104,115	2,162
Total current assets	$19,184,041	$18,157,598

Non-current assets
Plant and equipment, net	5,032,309	4,972,700
Intangible assets, net	1,443,965	1,533,927
Construction in progress, net	826,003	834,337
Deposits	26,041	1,454
Right-of-use assets	$380,228	$398,082
Total Assets	$26,892,587	$25,898,098

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$245,507	$136,044
Accounts payable	1,047,688	952,520
Taxes payable	85,835	106,423
Accrued liabilities and other payables	1,806,061	1,489,665
Customers deposits	53,365	52,722
Related party payable	28,444	2,027,729
Lease payable-current portion	25,279	24,761
Total current liabilities	$3,292,179	$4,789,864

Lease payable- non-current	$355,195	$373,728

Total Liabilities	$3,647,374	$5,163,592

Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 9,227,765 and 7,877,765 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	9,228	7,878
Additional paid-in capital	89,312,071	85,803,421
Accumulated deficit	(73,988,203)	(73,280,734)
Accumulated other comprehensive income	7,912,117	8,203,941
Total Stockholders’ Equity	$23,245,213	$20,734,506
Total Liabilities and Stockholders’ Equity	$26,892,587	$25,898,098

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Stated in US Dollars)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Net revenues	$471,441	$852,009	$1,306,152	$1,930,254
Cost of revenues	287,907	771,458	1,139,976	1,551,446
Gross profit	183,534	80,551	166,176	378,808

Operating expenses:
Selling and marketing expenses	18,928	19,280	26,773	19,390
General and administrative expenses	276,752	353,372	699,331	587,941
Total operating expenses	295,680	372,652	726,104	607,331

Operating loss	(112,146)	(292,101)	(559,928)	(228,523)

Other income (expenses):
Interest income	1,773	9	4,094	170
Interest expense	(3,041)	(15,989)	(4,502)	(15,989)
Other income	1,830	(1,607)	2,244	(1,607)
Other expenses	(6,090)	(5,766)	(149,377)	(5,766)
Total other expenses	(5,528)	(23,353)	(147,541))	(23,192)
Loss before taxes	(117,674)	(315,454)	(707,469)	(251,715)
Provision for income taxes		52	-	56,095
Net loss	$(117,674)	$(315,506)	$(707,469)	$(307,810)

Other comprehensive income:
Foreign currency translation gain (loss)	14,203	(254,483)	(291,824)	(61,823)
Comprehensive loss	$(103,471)	$(569,989)	$(999,293)	$(369,633)

Loss per share
- Basic and diluted	(0.01)	(0.05)	(0.08)	(0.05)

Basic and diluted weighted average shares outstanding	9,227,765	5,901,411	8,332,697	5,901,411

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Stated in US Dollars)

						Accumulated
	Number		Additional			Other	Non-
	of	Common	Paid-in	Statutory	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Deficit	Income	Interests	Total
Balance, January 1, 2019	5,497,765	$5,498	$74,739,031	$2,810,953	$(79,038,883)	$9,792,283	$(1,019,552)	$7,289,330
Net loss	-	-	-	-	(307,810)	-	-	(307,810)
Issuance of shares for acquisition	1,080,000	1,080	4,783,212	-	-	-	-	4,784,292
Issuance of common stock for cash	1,300,000	1,300	5,458,700	-	-	-	-	5,460,000
Acquiring corporation	-	-	854,866	-	-	-	-	854,866
Foreign currency translation adjustment	-	-	-	-	-	(61,823)	-	(61,823)
Balance, June 30, 2019	7,877,765	$7,878	$85,835,809	$2,810,953	$(79,346,693)	$9,730,460	$(1,019,552)	$18,018,855

Balance, January 1, 2020	7,877,765	$7,878	$85,803,421	$-	$(73,280,734)	$8,203,941	$-	$20,734,506
Net loss	-	-	-	-	(707,469)	-	-	(707,469)
Issuance of common stock for cash	1,350,000	1,350	3,508,650	-	-	-	-	3,510,000
Foreign currency translation adjustment	-	-	-	-	-	(291,824)	-	(291,824)
Balance, June 30, 2020	9,227,765	$9,228	$89,312,071	$-	$(73,988,203)	$7,912,117	$-	$23,245,213

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(STATED IN US DOLLARS)

	For the six months ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(707,469)	$(307,810)
Amortization	80,194	(47,780)
Depreciation	167,501	205,027
Bad debt expenses	2,083
Increase in accounts and other receivables	(1,517,409)	(342,060)
Increase in related party receivables	(102,714)	-
(Increase)/decrease in inventory	(196,399)	4,971
(Increase)/decrease in prepayments and other current assets	(2,513,530)	761,580
Decrease in payables and other current liabilities	(1,588,906)	(2,435,442)
Net cash used in operating activities	$(6,376,649)	$(2,161,514)

Cash flows from investing activities
Purchase of plant and equipment and construction in progress	(332,394)	(131,786)
Purchase of intangible assets		(525,943)
Net cash used in investing activities	$(332,394)	$(657,729)

Cash flows from financing activities
Proceeds from issuance of common stock	3,510,000	9,943,564
Receiving bank loans	112,246	-
Repayment of borrowings	-	(1,128,867)
Proceeds from related party receivables	-	-
Net cash provided by financing activities	$3,622,246	$8,814,697

Net (decrease) increase in cash and cash equivalents	(3,086,797)	5,995,454

Effect of foreign currency translation on cash and cash equivalents	(75,246)	(39,315)

Cash and cash equivalents–beginning of year	7,403,323	1,079,530

Cash and cash equivalents–end of year	$4,241,280	$7,035,669

Supplementary cash flow information:
Interest received	$4,094	$170
Interest paid	$4,502	$15,989

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

Principles of consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Company, and its subsidiaries, which are listed below:

	Place of	Attributable equity	Registered
Name of company	incorporation	interest %	capital
Planet Green Holdings Corporation	British Virgin Islands	100	$10,000
Lucky Sky Holdings Corporations (HK) Limited	Hong Kong	100	1,277
Lucky Sky Planet Green Holdings Co., Limited	Hong Kong	100	0.13
Lucky Sky Petrochemical Technology (Xianning) Co., Ltd.	PRC	100	2,000,000
Fast Approach, Inc.	Canada	100	71
Shanghai Shuning Advertising Co., Ltd.	PRC	100	70,571
Taishan Muren Agriculture Co., Ltd.	PRC	VIE	1,913,049
Lorain Food Stuff (Shenzhen) Co., Ltd.	PRC	VIE	80,000
Xianning Bozhuang Tea Products Co., Ltd.	PRC	VIE	6,277,922

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

On May 29, 2020, the Company incorporated Lucky Sky Planet Green Holdings Co., Limited, a limited company incorporated in the Hong Kong.

On June 16, 2020, Lucky Sky HK transfer 100% of the shares held by Lucky Sky Petrochemical transferred to Lucky Sky Planet Green.

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

	6/30/2020	12/31/2019	6/30/2019
Period/year end RMB: US$ exchange rate	7.0795	6.9762	6.7801
Period/annual average RMB: US$ exchange rate	7.0292	6.8967	6.8656

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

	6/30/2020	12/31/2019
Trade accounts receivable	$2,177,343	$1,615,245
Less: Allowance for doubtful accounts	(493,821)	(499,034)
	$1,683,522	$1,116,211

Allowance for doubtful accounts:
Beginning balance	$(499,034)	$-
Reclassified to discontinued operations	-	-
Additions to allowance	(2,083)	(499,034)
Bad debt written-off	7,296	-
Ending balance	$(493,821)	$(499,034)

5.	Inventories

As of June 30, 2020 and December 31, 2019, inventories consisted of the following:

	6/30/2020	12/31/2019
Raw material	$568,181	$640,990
Inventory of Supplies	10,975	12,489
Work in progress	961,255	1,071,363
Finished goods	572,740	221,706
	$2,113,151	$1,946,548

6.	Plant and Equipment

As of June 30, 2020 and December 31, 2019, property, plant, and equipment consisted of the following:

	6/30/2020	12/31/2019
At Cost:
Buildings	$4,733,932	$4,512,606
Machinery and equipment	975,266	980,196
Office Equipment	54,411	53,376
Motor vehicles	148,217	150,412
Lemon trees, mint plants, pepper trees	313,206	317,720
	$6,225,032	$6,014,310

Less: Accumulated depreciation	(1,192,723)	(1,041,610)

	$5,032,309	$4,972,700

Depreciation expense for the six months ended June 30, 2020 and 2019 was $167,501 and $205,027, respectively.

Planet Green Holdings Corp.

Notes to Financial Statements

7.	Intangible Assets

	6/30/2020	12/31/2019
At Cost:
Land use rights	$739,278	$750,224
Software licenses	2,514	2,552
Trademark	882,125	895,187
	$1,623,917	$1,647,963

Less: Accumulated depreciation	(179,952)	(114,036)

	$1,443,965	$1,533,927

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

Amortization expense for the six months ended June 30, 2020 and 2019 was $68,063 and $47,780, respectively.

8.	Bank Loans

As of June 30, 2020 and December 31, 2019, short-term bank loans consisted of the following:

Short-term Bank Loans	6/30/2020	12/31/2019

Loan from China Construction Bank, Taishan Branch
● Interest rate at 3.915% per annum; due 12/12/2020	134,059	136,044
● Interest rate at 5.0025% per annum; due 1/17/2021	70,485	-
● Interest rate at 4.5025% per annum; due 4/25/2021	40,963	-
	$245,507	$136,044

The short-term loans, which are denominated in RMB, were primarily obtained for general working capital purpose. $134,059 was secured by Yongjun Huang’s bank certificate of deposit. Yonjun Huang is the President of Taishan Muren. $70,485 and $40,963 are from the line of credit of China Construction Bank, Taishan Branch.

9.	Related Parties Transaction

As of June 30, 2020 and December 31, 2019, the outstanding balance due to related parties was $28,444 and $2,027,729, respectively.

As of June 30, 2020 and December 31, 2019, the outstanding balance due to Mr. Bin Zhou, Chief Executive Officer and Chairman of the Company was $743 and $2,003,390, respectively. Both are advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

As of June 30, 2020 and December 31, 2019, the outstanding balance due to Mr. Yong Jun Huang, the President of Taishan Muren, was $18,901 and $16,885, respectively. Both are advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

As of June 30, 2020 and December 31, 2019, the outstanding balance due to Mr. Ming Yue Cai, the President of Shenzhen Lorain, was $8,800 and $7,454, respectively. Both are advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

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

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the six months ended June 30, 2020 and 2019:

	6/30/2020	6/30/2019
Loss attributed to PRC operations	$(585,269)	$(251,715)
Loss attributed to U.S. operations	(122,200)	-
Loss before tax	$(707,469)	$(251,715)

PRC Statutory Tax at 25% Rate	-	56,095
Effect of tax exemption granted	-	-
Income tax	$-	$56,095

Per Share Effect of Tax Exemption

	6/30/2020	6/30/2019
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	8,332,697	5,901,411
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the three months ended June 30, 2020 and 2019:

	6/30/2020	6/30/2019
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Expenses not deductible to taxable income	(25)%	(47.3)%
The Company’s effective tax rate	0%	(22.3)%

12.	Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the six months ended
	June 30,
	2020	2019
Basic and diluted (loss) earnings per share numerator:
Net loss	$(707,469)	(307,810)

Basic and diluted (loss) earnings per share denominator:
Original Shares:	7,877,765	5,497,765
Additions from Actual Events -Issuance of Common Stock	454,932	403,646
Basic Weighted Average Shares Outstanding	8,332,697	5,901,411

Income/(loss) per share - Basic and diluted	(0.08)	(0.05)

Weighted Average Shares Outstanding - Basic and diluted	8,332,697	5,901,411

Planet Green Holdings Corp.

Notes to Financial Statements

13.	Lease Commitments

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

The weighted average remaining lease term of its existing leases is 13.3 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the six months ended June 30, 2020 and 2019, rent expenses amounted to $22,023 and $23,098, respectively.

The thirteen-year maturity of the Company’s lease obligations is presented below:

Twelve months ending December 31,	Operating lease amount
2020	$12,287
2021	26,346
2022	28,382
2023	30,345
2024	32,580
Thereafter	253,257
Total lease payment	383,197
Less: interest	(2,723)
Present value of lease liabilities	$380,474

14.	Other Expenses

Other expenses consisted of the following:

	6/30/2020	6/30/2019
Other expense:
Donation outlay	$(142,264)	$-
Other	(7,113)	(5,766)
	$(149,377)	$(5,766)

The Company donated RMB 1,000,000 ($142,264) to the local non-profit organization for treatment and prevention of COVID-19 in local community.

Planet Green Holdings Corp.

Notes to Financial Statements

15.	Risks

A.	Credit risk

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

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to June 30, 2020 to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material events to disclose.

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

The impacts of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following:

●	We temporally closed our offices and production facilities to adhere to the policy from February 2020 until April 2020, as required by relevant PRC regulatory authorities. Our offices are slowly reopening pursuant to local guidelines. In the first half of 2020, the COVID-19 outbreak has caused disruptions in our manufacturing operations, which have resulted in delays in the shipment of products to certain of our customers.

●	Some of our employees were in mandatory self-quarantine from January 2020 to April 2020.

●	Our customers have been negatively impacted by the outbreak, which may reduce the demand of our products. As a result, our revenue and income may be negatively impacted in 2020.

●	The situation may worsen if the COVID-19 pandemic continues. We will continue to closely monitor our collections throughout 2020.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table summarizes the results of our operations during the three-month periods ended June 30, 2020 and 2019 and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended		Increase /	Increase /
	June 30,		Decrease	Decrease
(In Thousands of USD)	2020	2019	($)	(%)
Net revenues	471	852	(381)	(45)
Cost of revenues	288	771	(483)	(63)
Gross profit	184	81	103	127
Operating expenses:
Selling and marketing expenses	19	19	-	-
General and administrative expenses	277	353	(76)	(22)
Operating loss	(112)	(293)	181	(62)
Interest and other income	4	(1)	5	(500)
Other expenses	(6)	(6)	-	-
Interest expense	(3)	(16)	13	(81)
Loss before tax	(118)	(316)	198	(63)
Net loss	(118)	(316)	198	(63)

Revenue

Net Revenues. Our net revenues for the three months ended June 30, 2020 amounted to $0.47 million, which represents a decrease of approximately $0.38 million, or 45%, from $0.85 million for the three months ended June 30, 2019. This decrease was mainly due to a reduction in demand of our products caused by the COVID-19 pandemic.

Cost of Revenues. During the three months ended June 30, 2020, we experienced a decrease in cost of revenue of $0.48 million or 63%, in comparison to the three months ended June 30, 2019, from approximately $0.77 million to $0.29 million. This decrease was mainly due to reduced sales.

Gross Profit. Our gross profit increased by $0.1 million, or 127%, to $0.18 million for the three months ended June 30, 2020 from $0.08 million for the three months ended June 30, 2019. This increase was mainly due to increased sales of tea products with higher gross margins.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses have not changed at all compared with the same period last year.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $0.08 million from $0.35 million to approximately $0.28 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. This decrease was mainly due to the decrease in professional service fees.

Net Loss

Our net loss decreased by $0.2 million or 62%, to $0.12 million net loss for the three months ended June 30, 2020 from $0.32 million net loss for the three months ended June 30, 2019. Such decrease was primarily the result of increased sales of tea products with higher gross margins.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table summarizes the results of our operations during the six-month periods ended June 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or decrease from the six-month period ended June 30, 2020 compared to the six-month period ended June 30, 2019.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Six months ended		Increase /	Increase /
	June 30,		Decrease	Decrease
(In Thousands of USD)	2020	2019	($)	(%)
Net revenues	1,306	1,930	(624)	(32)
Cost of revenues	1,140	1,551	(411)	(26)
Gross profit	166	379	(213)	(56)
Operating expenses:
Selling and marketing expenses	27	19	8	42
General and administrative expenses	699	588	111	19
Operating loss	(560)	(229)	(789)	(345)
Interest and other income	6	(1)	7	(700)
Other expenses	(149)	(6)	(143)	2,383
Interest expense	(5)	(16)	11	(69)
Loss before tax	(707)	(252)	(455)	181
Income tax expense	-	56	(56)	(100)
Net loss	(707)	(308)	(399)	130

Revenue

Net Revenues. Our net revenues for the six months ended June 30, 2020 amounted to $1.3 million, which represents a decrease of approximately $0.6 million, or 32%, from $1.9 million for the six months ended June 30, 2019. This decrease was mainly due to a reduction in demand of our products caused by the COVID-19 pandemic.

Cost of Revenues. During the six months ended June 30, 2020, we experienced a decrease in cost of revenue of $0.4 million or 26%, in comparison to the six months ended June 30, 2019, from approximately $1.5 million to $1.1 million. This decrease was mainly due to reduced sales.

Gross Profit. Our gross profit decreased by $0.21 million, or 56%, to $0.17 million for the six months ended June 30, 2020 from $0.38 million for the six months ended June 30, 2019. This decrease was mainly due to decreased sales of spices with higher gross margin.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $0.008 million, or 42%, to $0.03 million for the six months ended June 30, 2020 from $0.02 million for the six months ended June 30, 2019. This increase was mainly due to our effort to expand our business.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $0.11 million from $0.59 million to approximately $0.70 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. This increase was mainly due to the increase in intermediary service fees.

Net Loss

Our net loss increased by $0.4 million or 130%, to $0.7 million net loss for the six months ended June 30, 2020 from $0.3 million net loss for the six months ended June 30, 2019. Such increase was primarily the result of the impact of COVID-19, resulting in lower revenue and thus net loss.

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

As of June 30, 2020, we had cash and cash equivalents (including restricted cash) of $4.24 million. The debt to assets ratio was 13.6% and 19.9% as of June 30, 2020 and December 31, 2019, respectively. We expect to continue to finance our operations and working capital needs in 2020 from cash generated from operations and, if needed, private financings. If available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide liquidity, if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (In thousands)

	For the Six Months Ended
	June 30,
	2020	2019
Net cash used in operating activities	(6,377)	(2,162)
Net cash used in investing activities	(332)	(658)
Net cash provided by financing activities	3,622	8,815
Net cash flow	(3,087)	5,995

Operating Activities

Net cash used in operating activities was $6.4 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. Net cash used in operating activities was mainly due to an increase of $1.5 million in accounts and other receivables, a decrease of $1.6 million in payables and other current liabilities and an increase of $2.5 million in prepayments and other current assets.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $0.3 million, representing a decrease of $0.3 million in net cash used in investing activities from $0.6 million for the same period of 2019. This was mainly due to a decrease in the investment of fixed assets.

Financing Activities

Net cash provided by financing activities for the six months period ended June 30, 2020 was $3.6 million, representing a decrease of $5.2 million in net cash provided by financing activities from $8.8 million for the same period of 2019. This is mainly due to a decrease in private financing.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of June 30, 2020 relates to the ability of the Company to record transactions and provide disclosures in accordance with GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended June 30, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

Exhibit No.	Description

10.1	Share Exchange Agreement, dated as of June 5, 2020, by and among Planet Green Holdings Corp., Fast Approach, Inc. and sellers named therein (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on June 10, 2020) #

10.2	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the SEC on June 10, 2020)

10.3	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the SEC on June 10, 2020)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith.

**	Furnished herewith.

#	The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2020

PLANET GREEN HOLDINGS CORP.

/s/ Bin Zhou
Bin Zhou
Chief Executive Officer
(Principal Executive Officer)

/s/ Lili Hu
Lili Hu
Chief Financial Officer
(Principal Financial and Accounting Officer)