Form 10-Q
period 2020-09-30
Planet Green Holdings Corp.
filed 2020-11-13
CIK 1117057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of outstanding shares of the registrant’s common stock as of November 13, 2020 was 11,027,765.

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

ITEM 1. FINANCIAL STATEMENTS

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(Stated in US Dollars)

PLANET GREEN HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2020 AND DECEMBER 31, 2019
(Stated in US Dollars)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$5,593,680	$7,272,510
Trade receivables, net	968,163	66,673
Inventories	2,478,446	1,939,025
Advances and prepayments to suppliers	2,692,302	1,558,922
Other receivables and other current assets	1,025,904	270,421
Prepaid expenses	683	-
Prepaid taxes and taxes recoverable	21	-
Discontinued operations - current assets	-	7,050,047
Total current assets	$12,759,199	$18,157,598

Non-current assets
Plant and equipment, net	4,539,516	4,152,708
Intangible assets, net	1,492,216	1,533,927
Goodwill	4,958,870	-
Deposits	14,684	-
Right-of-use assets	-	-
Discontinued operations – non-current assets	-	2,053,865
Total Assets	$23,764,485	$25,898,098

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$35,259	$-
Accounts payable	1,245,921	765,427
Taxes payable	99,721	106,315
Accrued liabilities and other payables	1,471,649	1,485,365
Customers deposits	69,800	52,722
Related party payable	280,243	2,003,390
Lease payable-current portion	-	-
Discontinued operations - current liabilities	-	376,645
Total current liabilities	$3,202,593	$4,789,864

Lease payable- non-current	$-	$-
Discontinued operations – non-current liabilities	-	373,728

Total Liabilities	$3,202,593	$5,163,592

Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 11,027,765 and 7,877,765 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	11,028	7,878
Additional paid-in capital	93,900,271	85,803,421
Accumulated deficit	(82,183,657)	(73,280,734)
Accumulated other comprehensive income	8,834,250	8,203,941
Total Stockholders’ Equity	$20,561,892	$20,734,506
Total Liabilities and Stockholders’ Equity	$23,764,485	$25,898,098

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Stated in US Dollars)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Net revenues	$1,204,248	$18,566	$2,471,652	65,809
Cost of revenues	515,196	24,783	1,622,061	57,071
Gross profit	689,052	(6,217)	849,591	8,738

Operating expenses:
Selling and marketing expenses	56,891	8,423	83,664	27,418
General and administrative expenses	705,492	1,678,851	1,252,719	1,901,898
Total operating expenses	762,383	1,687,274	1,336,383	1,929,316

Operating loss	(73,331)	(1,693,491)	(486,792)	(1,920,578)

Other income (expenses):
Interest income	2,858	-	6,870	-
Interest expense	(10)	4,583	14	(11,406)
Other income	78,918	30,867	81,162	29,260
Other expenses	(34,152)	81	(183,529)	(5,683)
Total other expenses	47,614	35,531	(95,483)	12,171
Loss before taxes from continuing operations	(25,717)	(1,657,960)	(582,275)	(1,908,407)
Provision for income taxes	-	-	-	-
Loss from continuing operations	$(25,717)	$(1,657,960)	$(582,275)	(1,908,407)

Discontinued operations:
Loss from discontinued operations	-	(1,300,348)	(150,911)	(1,357,711)
Loss on disposal	(8,169,737)	-	(8,169,737)	-

Net loss	(8,195,454)	(2,958,308)	(8,902,923)	(3,266,118)

Net loss attributable to:
- Common shareholders	(8,195,454)	(2,958,308)	(8,902,923)	(3,266,118)
- Non-controlling interests	-	-	-	-

Other comprehensive income:
Foreign currency translation gain (loss)	922,133	(564,619)	630,309	(626,442)
Comprehensive loss	$(7,273,321)	$(3,522,927)	$(8,272,614)	(3,892,560)

Loss per share from continuing operations
- Basic and diluted	(0.00)	(0.21)	(0.06)	(0.30)
Loss per share from discontinued operations
- Basic and diluted	(0.85)	(0.17)	(0.91)	(0.22)

Loss per share
- Basic and diluted	(0.85)	(0.38)	(0.97)	(0.52)

Basic and diluted weighted average shares outstanding	9,666,669	7,877,765	9,111,874	6,297,820

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Stated in US Dollars)

						Accumulated
	Number		Additional			Other	Non-
	of	Common	Paid-in	Statutory	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Deficit	Income	Interests	Total
Balance, January 1, 2019	5,497,765	$5,498	$74,739,031	$2,810,953	$(79,038,883)	$9,792,283	$(1,019,552)	$7,289,330
Net loss	-	-	-	-	(3,266,118)	-	-	(3,266,118)
Issuance of shares for acquisition	1,080,000	1,080	4,783,212	-	-	-	-	4,784,292
Issuance of common stock for cash	1,300,000	1,300	5,458,700	-	-	-	-	5,460,000
Acquiring corporation	-	-	804,060	-	-	-	-	804,060
Foreign currency translation adjustment	-	-	-	-	-	(626,442)	-	(626,442)
Balance, September 30, 2019	7,877,765	$7,878	$85,785,003	$2,810,953	$(82,305,001)	$9,165,841	$(1,019,552)	$14,445,122

Balance, January 1, 2020	7,877,765	$7,878	$85,803,421	$-	$(73,280,734)	$8,203,941	$-	$20,734,506
Net loss	-	-	-	-	(8,902,923)	-	-	(8,902,923)
Issuance of common stock for cash	1,350,000	1,350	3,508,650	-	-	-	-	3,510,000
Issuance of shares for acquisition	1,800,000	1,800	4,588,200					4,590,000
Foreign currency translation adjustment	-	-	-	-	-	630,309	-	630,309
Balance, September 30, 2020	11,027,765	$11,028	$93,900,271	$-	$(82,183,657)	$8,834,250	$-	$20,561,892

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(STATED IN US DOLLARS)

	For the nine months ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(8,902,923)	$(3,266,118)
Amortization	119,837	199,532
Depreciation	249,342	339,549
Bad debt expenses	2,093	-
Loss on disposal of discontinued operations	8,169,737	-
(Increase)/decrease in accounts and other receivables	(3,861,255)	321,349
(Increase)/decrease in related party receivables	(103,178)	14
(Increase)/decrease in inventory	(474,090)	(348,417)
(Increase)/decrease in prepayments and other current assets	(1,167,840)	(1,328,065)
Increase/(decrease) in payables and other current liabilities	824,367	(2,917,687)
Increase/(decrease) in related party payable	-	96,078
Net cash used in operating activities	$(5,143,910)	$(6,903,765)

Cash flows from investing activities
Purchase of plant and equipment and construction in progress	(407,296)	(136,915)
Sale of intangible assets	-	62,520
Increase in cash from acquisition of Fast Approach	3,936	-
Decrease in cash from disposal of discontinued operations	(8,900)	-
Net cash used in investing activities	$(412,260)	$(74,395)

Cash flows from financing activities
Proceeds from issuance of common stock	3,510,000	9,803,433
Receiving bank loans	147,539
Repayment of borrowings	-	(1,112,958)
Proceeds from related party receivables	-
Net cash provided by financing activities	$3,657,539	$8,690,475

Net (decrease) increase in cash and cash equivalents	(1,898,631)	1,712,315

Effect of foreign currency translation on cash and cash equivalents	88,988	(93,967)

Cash and cash equivalents–beginning of year	7,403,323	1,079,530

Cash and cash equivalents–end of year	$5,593,680	$2,697,878

Supplementary cash flow information:
Interest received	$6,952	$172
Interest paid	$4,512	$11,406

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
(F/K/A AMERICAN LORAIN CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”), a Nevada corporation, engages in the businesses of (i) growing, producing and distributing Cyan brick tea, black tea and green tea through its subsidiaries and variable interest entities (the “VIEs”) in China, and (ii) developing and operating a demand side platform which empowers buyers of advertising to manage and optimize their digital advertising across different real-time bidding networks.

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

On June 16, 2020, Lucky Sky HK transferred its 100% equity interest in Lucky Sky Petrochemical to Lucky Sky Planet Green HK.

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

Planet Green Holdings Corp.

Notes to Financial Statements

On December 20, 2019, through Lucky Sky Petrochemical Technology (Xianning) Co., Ltd. (“WFOE”), the Company entered into exclusive VIE agreements with Taishan Muren, Xianning Bozhuang and Shenzhen Lorain and their shareholders that give the Company the ability to substantially influence those companies’ daily operations and financial affairs and appoint their senior executives. On September 8, 2020, the Company’s Board of Directors resolved to discontinue the operation of Shenzhen Lorain and Taishan Muren due to the continued loss of such two subsidiaries. On September 15, 2020, Lucky Sky Petrochemical terminated the VIE agreements with Shenzhen Lorain and Taishan Muren. The Company has been considered the primary beneficiary of these operating companies and it consolidates their accounts as VIEs. The VIE agreements are described in detail below:

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

	9/30/2020	12/31/2019	9/30/2019
Period/year end RMB: US$ exchange rate	6.8101	6.9762	7.1360
Period/annual average RMB: US$ exchange rate	6.9926	6.8967	6.8618

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

The Company derives its revenues from the sale of tea products and from the online advertising. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

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

	9/30/2020	12/31/2019
Trade accounts receivable	$970,313	$1,615,245
Less: Allowance for doubtful accounts	(2,150)	(499,034)
	$968,163	$1,116,211

Allowance for doubtful accounts:
Beginning balance	$(499,034)	$-
Reclassified to discontinued operations	-	-
Additions to allowance	-	(499,034)
Bad debt written-off	496,884	-
Ending balance	$(2,150)	$(499,034)

5.	Inventories

As of September 30, 2020 and December 31, 2019, inventories consisted of the following:

	9/30/2020	12/31/2019
Raw material	$684,309	$640,990
Inventory of Supplies	13,252	12,489
Work in progress	1,144,328	1,071,363
Finished goods	636,557	221,706
	$2,478,446	$1,946,548

6.	Plant and Equipment

As of September 30, 2020 and December 31, 2019, property, plant, and equipment consisted of the following:

	9/30/2020	12/31/2019
At Cost:
Buildings	$3,795,688	$4,512,606
Machinery and equipment	1,044,515	980,196
Office Equipment	78,516	53,376
Motor vehicles	155,006	150,412
Lemon trees, mint plants, pepper trees	128	317,720
	$5,073,853	$6,014,310

Less: Accumulated depreciation	(534,337)	(1,041,610)

	$4,539,516	$4,972,700

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $249,342 and $339,549, respectively.

Planet Green Holdings Corp.

Notes to Financial Statements

7.	Intangible Assets

	9/30/2020	12/31/2019
At Cost:
Land use rights	$768,523	$750,224
Software licenses	54,265	2,552
Trademark	917,020	895,187
	$1,739,808	$1,647,963

Less: Accumulated depreciation	(247,592)	(114,036)

	$1,492,216	$1,533,927

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

Amortization expense for the nine months ended September 30, 2020 and 2019 was $119,837 and $199,532, respectively.

8.	Advances and Prepayments

The advances and prepayments balance of $2,692,302 and $1,558,922 as of September 30, 2020 and December 31, 2019, respectively, mainly represents the advanced payment to the suppliers for business purpose.

9.	Bank Loans

As of September 30, 2020 and December 31, 2019, short-term bank loans consisted of the following:

Short-term Bank Loans	9/30/2020	12/31/2019

Loan from Canada Emergency Business Account (“CEBA”)
Interest rate at 0% per annum; due 12/31/2022	35,259	-
	$35,259	$-

The short-term loans, which are denominated in Canadian dollars, were primarily obtained for general working capital purpose. Originally launched on April 9, 2020, CEBA is intended to support businesses by providing financing for their expenses that cannot be avoided or deferred as they take steps to safely navigate a period of shutdown, thereby helping position businesses for successful relaunch when the economy reopens. This $55 billion program provides interest-free loans of up to $35,259 to small businesses and not-for-profits. Repaying the balance of the loan on or before December 31, 2022 will result in loan forgiveness of 25 percent (up to $7,469).

Planet Green Holdings Corp.

Notes to Financial Statements

10.	Goodwill

The changes in the carrying amount of goodwill by business unit is as follows:

	Fast Approach	Total
Balance as of December 31, 2019	$-	$-
Goodwill acquired through acquisition	4,679,940	4,679,940
Disposal of the company	-	-
Foreign currency translation adjustment	$278,930	278,930
Balance as of September 30, 2020	$4,958,870	$4,958,870

11.	Related Parties Transaction

As of September 30, 2020 and December 31, 2019, the outstanding balance due to related parties was $280,243 and $2,027,729, respectively.

As of September 30, 2020 and December 31, 2019, the outstanding balance due to Mr. Bin Zhou, Chief Executive Officer and Chairman of the Company, was $0 and $2,003,390, respectively. Both are advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

As of September 30, 2020 and December 31, 2019, the outstanding balance due to Mr. Yong Jun Huang, the President of Taishan Muren, was $0 and $16,885, respectively. Both are advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

As of September 30, 2020 and December 31, 2019, the outstanding balance due to Mr. Ming Yue Cai, the President of Shenzhen Lorain, was $0 and $7,454, respectively. Both are advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

As of September 30, 2020 and December 31, 2019, the outstanding balance due to Mr. Yang Yong, a shareholder of the Company, was $280,243 and $0, respectively. Both are advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

12.	Equity

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

Planet Green Holdings Corp.

Notes to Financial Statements

13.	Income Taxes

The Company’s primary operations are located in Canada and the PRC. The corporate income tax rate was 12.2% in Canada and 25% in the PRC as of September 30, 2020.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the nine months ended September 30, 2020 and 2019:

	9/30/2020	9/30/2019
Loss attributed to PRC operations	$(187,799)	$(3,266,118)
Loss attributed to U.S. operations	(248,155)	-
Loss attributed to Canada operations	(297,232)	-
Loss before tax	$(733,186)	$(3,266,118)

Canada Statutory Tax at 12.2% and 12.5% in 9/30/2020 and 2019, respectively	-	-
PRC Statutory Tax at 25% Rate	-	51,962
Effect of tax exemption granted	-	-
Income tax	$-	$51,962

Per Share Effect of Tax Exemption

	9/30/2020	9/30/2019
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	9,111,874	6,297,820
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the nine months ended September 30, 2020 and 2019:

	9/30/2020	9/30/2019
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Expenses not deductible to taxable income	(25)%	(23.4)%
The Company’s effective tax rate	0%	(1.6)%

14.	Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the nine months ended
	September 30,
	2020	2019
Basic and diluted (loss) earnings per share numerator:
Net loss	$(8,902,923)	(3,266,118)

Basic and diluted (loss) earnings per share denominator:
Original Shares:	7,877,765	5,497,765
Additions from Actual Events -Issuance of Common Stock	3,150,000	2,380,000
Basic Weighted Average Shares Outstanding	9,111,874	6,297,820

Income/(loss) per share - Basic and diluted	(0.98)	(0.52)

Weighted Average Shares Outstanding - Basic and diluted	9,111,874	6,297,820

Planet Green Holdings Corp.

Notes to Financial Statements

15.	Other Expenses

Other expenses consisted of the following:

	9/30/2020	9/30/2019
Other expense:
Donation outlay	$143,008	$-
Other	40,521	(5,683)
	$183,529	$(5,683)

The Company donated RMB 1,000,000 ($143,008) to the local non-profit organization for treatment and prevention of COVID-19 in local community.

16.	Risks

A.	Credit risk

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

Planet Green Holdings Corp.

Notes to Financial Statements

17.	Segment Reporting

The Company follows ASC 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s management evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations.

The Company’s main business segment and operations are Xianning Bozhuang and Fast Approach. The Company’s consolidated results of operations and consolidated financial position from continuing operations are almost all attributable to Xianning Bozhuang and Fast Approach. Accordingly, management believes that the consolidated balance sheets and statement of operations provide the relevant information to assess Xianning Bozhuang and Fast Approach’s performance.

The following represents assets by division as of:

Total assets as of	September 30, 2020	December 31, 2019
Fast Approach	$69,615	$-
Xianning Bozhuang	13,943,633	14,790,752
Lucky Sky Petrochemical	3,392,422	-
Shenzhen Lorain	-	1,840
Taishan Muren	-	9,102,072
Lucky Sky HK and Shanghai Xunyang	-	2,003,334
Lucky Sky Planet Green HK	2,012,903	-
PLAG and Planet Green Holdings Corporation	4,345,912	100
Total Assets	$23,764,485	$25,898,098

18.	Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to September 30, 2020 to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Overview

We are headquartered in Gaithersburg, MD. After a series of acquisitions and dispositions in 2019 and 2020, our primary business, which is carried out by Fast Approach and Xianning Bozhuang, is:

●	to develop and operate a demand side platform which empowers buyers of advertising to manage and optimize their digital advertising across different real-time bidding networks.; and

●	to grow, produce and distribute Cyan brick tea, black tea and green tea in China.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table summarizes the results of our operations during the three-month periods ended September 30, 2020 and 2019 and provides information regarding the dollar and percentage increase or decrease from the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Three months ended		Increase /	Increase /
	September 30,		Decrease	Decrease
(In Thousands of USD)	2020	2019	($)	(%)
Net revenues	1,204	19	1,185	6,237
Cost of revenues	515	25	490	1,960
Gross profit (loss)	689	(6)	695	11,583
Operating expenses:
Selling and marketing expenses	57	8	49	613
General and administrative expenses	705	1,679	(974)	(58)
Operating loss	(73)	(1,693)	1,620	(96)
Interest and other income	82	31	51	165
Other expenses	(34)	-	(34)	N/A
Interest expense	-	5	(5)	(100)
Loss before tax from continuing operations	(26)	(1,658)	1,632	(98)
Income tax expense/(income)	-	-	-	-
Net loss from continuing operations	(26)	(1,658)	1,632	(98)
Net loss from discontinued operations	(8,170)	(1,300)	(6,870)	528
Net loss	(8,195)	(2,958)	(5,237)	177

Revenue

Net Revenues. Our net revenues for the three months ended September 30, 2020 amounted to $1.20 million, which represents an increase of approximately $1.19 million, or 6,237%, from $0.02 million for the three months ended September 30, 2019. This increase was mainly due to the increase of sales of the tea products of Xianning Bozhuang.

Cost of Revenues. During the three months ended September 30, 2020, we experienced an increase in cost of revenue of $0.49 million or 1,960%, in comparison to the three months ended September 30, 2019, from approximately $0.03 million to $0.52 million. This increase was in line with an increase in revenue.

Gross Profit. Our gross profit increased by $0.70 million, or 11,583%, to $0.69 million for the three months ended September 30, 2020 from negative $6,000 for the three months ended September 30, 2019. This increase was due to the combined result stated above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $0.05 million, or 613%, to $0.06 million for the three months ended September 30, 2020 from $0.01 million for the three months ended September 30, 2019. This increase was mainly due to our effort to expand our business.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $0.97 million from $1.68 million to approximately $0.71 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. This decrease was mainly due to the disposal of Taishan Muren and Shenzhen Lorain.

Net Loss

Our net loss increased by $5.24 million or 177%, to $8.20 million net loss for the three months ended September 30, 2020 from $2.96 million net loss for the three months ended September 30, 2019. This increase was mainly due to the disposal of Taishan Muren and Shenzhen Lorain.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or decrease from the nine-month period ended September 30, 2020 compared to the nine-month period ended September 30, 2019.

(All amounts, other than percentages, stated in thousands of U.S. dollars)

	Nine months ended		Increase /	Increase /
	September 30,		Decrease	Decrease
(In Thousands of USD)	2020	2019	($)	(%)
Net revenues	2,472	66	2,406	3,645
Cost of revenues	1,622	57	1,565	2,746
Gross profit (loss)	850	9	841	9,344
Operating expenses:
Selling and marketing expenses	84	27	57	211
General and administrative expenses	1,253	1,902	(649)	(34)
Operating (loss) Income	(487)	(1,921)	1,434	(75)
Interest and other income	88	29	59	203
Other expenses	(184)	(6)	(178)	2,967
Interest expense	-	(11)	11	(100)
Loss before tax from continuing operations	(582)	(1,908)	1,326	(69)
Income tax expense/(income)	-	-	-	-
Net loss from continuing operations	(582)	(1,908)	1,326	(69)
Net loss from discontinued operations	(8,321)	(1,358)	(6,963)	513
Net loss	(8,903)	(3,266)	(5,637)	173

Revenue

Net Revenues. Our net revenues for the nine months ended September 30, 2020 amounted to $2.47 million, which represents an increase of approximately $2.41 million, or 3,645%, from $0.07 million for the nine months ended September 30, 2019. This increase was mainly due to increase of sales of the tea products of Xianning Bozhuang.

Cost of Revenues. During the nine months ended September 30, 2020, we experienced an increase in cost of revenue of $1.57 million or 2,746%, in comparison to the nine months ended September 30, 2019, from approximately $0.06 million to $1.62 million. This increase was in line with an increase in revenue.

Gross Profit. Our gross profit increased by $0.84 million, or 9,344%, to $0.85 million for the nine months ended September 30, 2020 from $(9,000) for the nine months ended September 30, 2019. This increase was due to the combined result stated above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $0.06 million, or 211%, to $0.08 million for the nine months ended September 30, 2020 from $0.03 million for the nine months ended September 30, 2019. This increase was mainly due to our effort to expand our business.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $0.65 million from $1.90 million to approximately $1.25 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. This decrease was mainly due to the disposal of Taishan Muren and Shenzhen Lorain.

Net Loss

Our net loss increased by $5.64 million or 173%, to $8.90 million net loss for the nine months ended September 30, 2020 from $3.27 million net loss for the nine months ended September 30, 2019. This increase was mainly due to the disposal of Taishan Muren and Shenzhen Lorain.

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

As of September 30, 2020, we had cash and cash equivalents (including restricted cash) of $5.59 million. The debt to assets ratio was 13.5% and 19.9% as of September 30, 2020 and December 31, 2019, respectively. We expect to continue to finance our operations and working capital needs in 2020 from cash generated from operations and, if needed, private financings. If available liquidity is not sufficient to meet our operating and loan obligations as they come due, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will be able to raise additional capital or reduce discretionary spending to provide liquidity, if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (In thousands)

	For the Nine Months Ended
	September 30,
	2020	2019
Net cash used in operating activities	(5,144)	(6,904)
Net cash used in investing activities	(412)	(74)
Net cash provided by financing activities	3,658	8,690
Net cash flow	(1,899)	1,712

Operating Activities

Net cash used in operating activities was $5.1 million and $6.9 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash used in operating activities was mainly due to an increase of $3.9 million in accounts and other receivables, an increase of $0.8 million in payables and other current liabilities and an increase of $1.2 million in prepayments and other current assets.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $0.4 million, representing an increase of $0.33 million in net cash used in investing activities from $0.07 million for the same period of 2019. This was mainly due to an increase in the investment of fixed assets.

Financing Activities

Net cash provided by financing activities for the nine months period ended September 30, 2020 was $3.7 million, representing a decrease of $5.0 million in net cash provided by financing activities from $8.7 million for the same period of 2019. This is mainly due to a decrease in private placement.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of September 30, 2020 relates to the ability of the Company to record transactions and provide disclosures in accordance with GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the nine months ended September 30, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation of the registrant, as filed with the Nevada Secretary of State on June 15, 2009. Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.

3.2	Certificate of Amendment of the registrant, as filed with the Nevada Secretary of State on September 28, 2018. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 2, 2018.

10.3	Bylaws of the registrant. Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2020

PLANET GREEN HOLDINGS CORP.

/s/ Bin Zhou
Bin Zhou
Chief Executive Officer
(Principal Executive Officer)

/s/ Lili Hu
Lili Hu
Chief Financial Officer
(Principal Financial and Accounting Officer)