Form 10-K
period 2020-12-31
Planet Green Holdings Corp.
filed 2021-03-31
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-34449

PLANET GREEN HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0430320
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

36-10 Union St. 2nd Floor

Flushing, NY 11345
(Address of principal executive office and zip code)

(718) 799-0380
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

There were 20,009,930 shares of common stock outstanding as of March 29, 2021.

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

FORM 10-K INDEX

i

PART I

Use of Certain Defined Terms

In this annual report on Form 10-K:

●	“Beijing Lorain” refers to Beijing Green Foodstuff Co., Ltd.

●	“China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong, Macau and Taiwan for the purposes of this report only).

●	“Fast Approach” refers to Fast Approach Inc., a corporation incorporated under the laws of Canada.

●	“Jiayi Technologies” or “WFOE” refers to Jiayi Technologies (Xianning) Co., Ltd, a PRC limited liability company and a wholly foreign-owned enterprise, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co.

●	“Jilin Chuangyuan” refers to Jilin Chuangyuan Chemical Co., Ltd., a PRC limited liability company.

●	“Jinshan Sanhe Luckysky” refers to Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., a PRC limited company.

●	“Lucky Sky HK” refers to Lucky Sky Holdings Corporations (HK) Limited, a company incorporated in Hong Kong and formerly known as JianShi Technology Holding Limited.

●	“Lucky Sky Petrochemical” or “WFOE” refers to Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., a PRC limited liability company and a wholly foreign-owned enterprise.

●	“Luotian Lorain” refers to Luotian Green Foodstuff Co., Ltd., a PRC limited liability company.

●	“PLAG,” “we,” “us”, “our” and the “Company” refer to Planet Green Holdings Corp., a Nevada corporation, and except where the context requires otherwise, our wholly-owned subsidiaries and VIEs.

●	“RMB” refers to Renminbi, the legal currency of China.

●	“Shandong Greenpia” refers to Shandong Greenpia Foodstuff Co., Ltd., a PRC limited liability company.
●	“Shanghai Shuning” refers to Shanghai Shuning Advertising Co., Ltd, a PRC limited liability company.

●	“Shanghai Xunyang” refers to Shanghai Xunyang Internet Technology Co., Ltd., a PRC limited liability company.

●	“Shenzhen Lorain” refers to Lorain Food Stuff (Shenzhen) Co., Ltd., a PRC limited liability company.

●	“Taishan Muren” refers to Taishan Muren Agriculture Co. Ltd., a PRC limited liability company.

●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

●	“VIE” refers to variable interest entity.

●	“Xianning Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

●	“Lucky Sky Planet Green” refers to Lucky Sky Planet Green Holdings Co., Limited,a company incorporated in Hong Kong.

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

ITEM 1. BUSINESS

Overview of Our Business

Planet Green is a Nevada company established in 1986 and is headquartered in Flushing, New York. We are a diversified technology and consumer products company with presence in North America and China in the follow businesses: Chemical Products, Tea Products and Online Advertising Services.

Planet Green manages its operation in three business segments which include:

●	to grow, produce and distribute Cyan brick tea, black tea and green tea in China; and

●	to research, develop, manufacture and sell chemical products including formaldehyde, urea formaldehyde adhesive, methylal, ethanol fuel, fuel additives and clean fuel in China; and

●	to develop and operate a demand side platform which empowers buyers of advertising to manage and optimize their digital advertising across different real-time bidding networks in North America and China

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

The impacts of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following:

●	We temporally closed our offices and production facilities to adhere to the policy from February 2020 until April 2020, as required by relevant PRC regulatory authorities. Our offices are slowly reopening pursuant to local guidelines. In the first quarter of 2020, the COVID-19 outbreak has caused disruptions in our manufacturing operations, which have resulted in delays in the shipment of products to certain of our customers.

●	Some of our employees were in mandatory self-quarantine from January 2020 to April 2020.

●	Our customers have been negatively impacted by the outbreak, which may reduce the demand of our products. As a result, our revenue and income may be negatively impacted in 2020.

●	The situation may worsen if the COVID-19 pandemic continues. We continued to closely monitor our collections throughout 2020.

A prolonged disruption or any further unforeseen delay in our operations of the manufacturing, delivery and assembly process within any of our production facilities could continue to result in delays in the shipment of products to our customers, increased costs and reduced revenue.

We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations. Now that we are closer to containment of the COVID-19 pandemic with the emergence of several very effective vaccines, market participants expect the economy will fully recover over the next year or two.

Organizational Structure

PLAG was incorporated on February 4, 1986 and was formerly known as “American Lorain Corporation.” Effective November 12, 2009, PLAG reincorporated in Nevada from Delaware.

The following diagram illustrates our corporate structure as of the date of this annual report on Form 10-K, including our subsidiaries and our VIEs.

Subsidiary

We are a company that continuously strives to create new value and relentlessly to capture new opportunities, which is why we are growing and strengthening the internet-based business as another pillar towards the next growth stage. In addition to our Chinese domestic business, we set out for global market by acquiring 100% shares of Fast Approach in Canada on June 5, 2020 to embark on demand-side platform (DSP) business in North America. A demand-side platform is a system that allows buyers of digital advertising inventory to manage multiple advertisement exchange and data exchange through one interface. Fast Approach is the first North America demand side platform that directly connects to Chinese market without middleman and is supported by world class data science researchers among some well-respected universities in North America. Fast Approach owns 100% equity of Shanghai Shuning in China. We believe this acquisition will accelerate our global business growth, leading to further increasing the Planet Green enterprise value as well.

On May 29, 2020, the Planet Green Holdings Corporation (BVI) incorporated Lucky Sky Planet Green Holdings Co., Limited, a limited company incorporated in Hong Kong. On June 16, 2020, Lucky Sky Holdings Corporations (H.K.) transferred its 100% equity interest in Lucky Sky Petrochemical to Lucky Sky Planet Green Holdings Co., Limited (H.K.).

On August 10, 2020, as part of the reorganization, Planet Green Holdings Corporation (BVI) transferred its 100% equity interest in Lucky Sky Holdings Corporations (H.K.) Limited to Rui Tang, a unrelated party, at nominal price.

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

On January 4, 2021, through Jiayi Technologies, formerly known as Lucky Sky Petrochemical, the Company entered into a series of VIE agreements with Jingshan Sanhe Luckysky as well as its shareholders, which gives the Company the ultimate control of Jingshan Sanhe Luckysky and its shareholders, making it operate in accordance with the will of the Company. The Company is considered the primary beneficiary of Jingshan Sanhe Luckysky and it consolidates its accounts as VIEs.

On March 9, 2021, through Jiayi Technologies, the Company entered into a series of VIE agreements with Jilin Chuangyuan as well as its shareholders, which gives the Company the ultimate control of Jilin Chuangyuan and its shareholders, making it operate in accordance with the will of the Company. The Company is considered the primary beneficiary of Jilin Chuangyuan and it consolidates its accounts as VIEs. Each of the VIE Agreements is described in detail below:

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

As of December 31, 2020, the following entities were de-consolidated from the structure as a result of the termination agreements: Beijing Lorain, Luotian Lorain, Shandong Greenpia, Shenzhen Lorain and Taishan Muren. Shanghai Xunyang was sold to one unrelated party in the company reorganization process.

Products

We grow, produce and distribute Cyan brick tea, black tea and green tea in China. In addition, we also research, develop, manufacture and sell products of formaldehyde, urea formaldehyde adhesive, methylal, ethanol fuel, fuel additives and clean fuel.

Our ethanol fuel and fuel additives products business is carried on by our newly acquired VIE company, Jingshan Sanhe Luckysky.

Our formaldehyde, urea formaldehyde adhesive, methylal, and clean fuel products business is carried out by our newly acquired VIE company, Jilin Chuangyuan.

Service

We provide a demand-side platform which allows buyers of digital advertising inventory to manage multiple advertisement exchange and data exchange through one interface.

Our digital service is provided by our newly acquired company, Fast Approach.

Our Manufacturing Facilities

General

We currently manufacture our products in Meihekou City, Jilin Province, Jingshan City and Xianning City, Hubei Province, China.

The following table indicates the year that operations commenced at each of the facilities and the size of the facilities.

Facility	Year Operations Commenced	Facility Size (square meters)
Xianning Bozhuang *	2013	33,333
Jingshan Sanhe Luckysky **	2018	11,018
Jilin Chuangyuan***	2013	59,690

*	Became a VIE in May 2019.
**	Became a VIE in January 2021
***	Became a VIE in March 2021.

Production Lines

We currently manufacture our different products using production lines operated through our subsidiaries.

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

The production process for our formaldehyde products is illustrated as follows. The raw material methanol, after being injected into the high position tank, enters the methanol evaporator through the filter, mixes with the air from the roots blower to form the binary mixture, and then adds steam to form the ternary mixture, which is heated by the superheater to 120 ℃ and enters the oxidizer, carries out oxidation and dehydrogenation reaction through the silver catalyst to form the formaldehyde gas, and then absorbs the formaldehyde solution through the first absorption tower and the second absorption tower. The excess waste gas is burned out by the exhaust gas boiler.

The production process for our methyl starting with the raw materials methanol and formaldehyde are pumped into the reaction distillation tower according to the proportion. At the bottom of the tower, formaldehyde and methanol are indirectly heated by steam. The reaction liquid vapor from the tower upwards through the catalyst reaction to produce methyl acetal, and then through the distillation tower separation, cooling, the final product methyl acetal.

The production process for our urea-formaldehyde glue is demonstrated as follows. Formaldehyde is pumped from the formaldehyde workshop into the tank of formaldehyde storage, and then pumped into the metering tank through the feed pump of formaldehyde. After the PH value is adjusted by adding alkali, it is sent into the reaction kettle. At the same time, urea is also added into the kettle according to the corresponding proportion, heating the reaction kettle. After heating up the kettle, melamine is added, so that the material can undergo addition reaction in the kettle. After the PH value is adjusted by dropping formic acid in the kettle, the material is sent into the condensation kettle through the transfer pump. Urea and additives are added into the condensation kettle according to a certain proportion for condensation reaction, and the finished product is formed after cooling treatment.

The production process for our clean fuel oil is illustrated as follows. The self-control design of the facilities for storage of raw materials and addition of additives shall, in accordance with the requirements of the process, conduct centralized indication and adjustment of the temperature, flow rate and liquid level of the raw oil tanks, raw oil metering tanks, product oil allocation tanks and finished oil tanks during the fuel blending process; realize remote monitoring of the whole fuel production process, and conduct on-the-spot indication of pressure and partial flow rate.

The production process for our construction rubber powder (re-dispersible latex powder) is demonstrated as follows. Using polymer emulsion (VAE emulsion) as raw material, all kinds of additives are added, and then transported to the reaction kettle through diaphragm pump to warm up and mix evenly, and then transported to the mixing kettle with additives through diaphragm pump to mix evenly, then transported to the high-speed reactor through diaphragm pump to emulsify, emulsified and then transported to the spare material tank through the diaphragm pump, and then transported to the spray drying tower through the spare material tank through the diaphragm pump to form polymer powder after spray drying, and the polymer powder and various additives are mixed and screened through the mixer to be packed into the warehouse.

The following table shows the number and types of production lines, the types of products produced and the production capacity as of the date of this report:

Facility	Production Lines	Product Portfolio	Capacity
Jingshan Sanhe Luckysky	There are two production lines: the production line of ethanol fuel and the production line of fuel additive	Alcohol based clean fuel, liquid wax, arene and biomass fuel	Two production lines with a total production capacity of 300,000 tons/ year for ethanol fuel, and 3000 tons/year for fuel additive
Xianning Bozhuang	There are six production lines: the production line of cyan brick tea with traditional handicraft; the production line of cyan brick tea; the production line of teabag; the production line of green tea and the production line of black tea	Cyan brick tea, black tea and green tea	Production line with 5,020 tons of production capacity
Jilin Chuangyuan	The company has two formaldehyde production lines, eight rubber production units, one methylal production line and one clean fuel oil production line	Formaldehyde, urea formaldehyde adhesive, methylal and clean fuel oil	Annual production capacity of 120,000 tons of formaldehyde, 100,000 tons of urea formaldehyde glue, 3,0000 tons of methylal and 20,000 tons of clean fuel oil

We operate our production lines year-round.

Raw Materials

Our Supply Sources

Our business depends on obtaining a reliable supply of various products, including tea, refined methanol, methanol, formaldehyde and polymer emulsion. Because of the diversity of available sources of these raw materials, we believe that our raw materials are currently in adequate supply.

For our tea operation, we obtain our raw materials primarily from domestic procurement. We purchase approximately 400 tons of tea from suppliers in 2020. For our business lines of ethanol fuel and fuel additive, we purchased approximately 710 tons of additive material from suppliers in 2020. For our business lines of formaldehyde, rubber and methylal products, we purchased approximately 18,547 tons of methanol and 146 tons of urea from suppliers in 2020.

We select suppliers based on price and product quality. We typically rely on numerous domestic suppliers, including some with whom we have a long-term relationship. Our suppliers generally include wholesale agricultural product companies, food production companies, tea bag processing companies and chemical products wholesale companies.

Our Customers

Our tea and chemical products are sold exclusively in Chinese domestic markets.

We sell our tea products to third-party distributors, such as trading companies with established distribution channels. The terms of a typical sales contract between us and our distributors provide that we are responsible for transportation costs and the distributors are responsible for storage costs. Furthermore, the distributors have the right to return products that fail to satisfy specified quality standards, at our cost. The majority of such contracts require the distributors to pay us in cash in full upon delivery, and the remaining contracts provide for short-term credit, usually two to three weeks.

As to our formaldehyde products, vehicles gasoline and diesel products, we are a leading regional chemical products provider in north eastern China area, and we are the sole provider of formaldehyde in Jilin Province, China. We sell such products to end user directly and through local distributors.

When it comes to the sales of synthetic fuel products, we do business through direct sales, constructing refuel facilities and conducting technical cooperation with other companies.

For our DSP business line, we obtain clients through advertising agents from China and Canada.

Our Sales and Marketing Efforts

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In 2020, our marketing and branding efforts mainly focus on internet advertising.

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

Since its inception, the company has developed rapidly relying on advanced enterprise management and safe, effective, exclusive patented products and strong marketing strength. The production scale of formaldehyde is ranking top three among provinces in northeast China. The production scale of urea-formaldehyde glue attains the first place in China. Our enterprise comprehensive strength is considered first tier among all companies in northeast China.

We sell clean fuel and fuel additive in local reginal market. We compete with other reginal players and national players.

Intellectual Property

Patents

The company vigorously implements scientific and technological innovation and obtains 12 practical patent certificates from the State Intellectual Property Office of the PRC. These patents are registered under Jingshan Sanhe Luckysky, which includes a diesel exhaust cleaner and its preparation method, a kind of automobile exhaust cleaner and preparation method, a kind of filtering device for exhaust port of cleaning liquid production plant, a kind of automobile cleaner dispensing device, a kind of liquid dispensing equipment, a kind of mixing and stirring tank, a kind of cleaning brush for cleaning agent storage tank, a kind of reactor for producing auto cleaner, a kind of cleaning brush for cleaning agent mixing kettle, a kind of mixing tank, a cleaning tool for cleaning the reactor for detergent production and a kind of mixing and defoaming tank. The company will give full play to the advantages of independent intellectual property rights, continue to innovate, maintain the leading technology and enhance the core competitiveness of the company.

We take reasonable steps to protect our proprietary information and trade secrets, such as limiting disclosure of proprietary plans, methods and other similar information on a need-to-know basis and requiring employees with access to our proprietary technology to enter into confidentiality arrangements. We believe that our proprietary technology and trade secrets are adequately protected.

Our Employees

As of December 31, 2020, we had a total of 148 employees. Approximately 148 of our full-time employees are directly employed by our subsidiaries and VIEs. Compared to 2019, the total employees decreased by 36% due to disposal of Taishan Muren, Shanzhen Lorain and acquisition of Fast Approach.

The following table sets forth the allocation of employees by job function.

Number of
Department	Employees
Production	42
Human Resources	3
Research and Development	19
Sales	35
Finance	9
Procurement	4
Administration	36
Total	148

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

Our Research and Development Activities

We have research and development staffs at each of our facilities. In total, 19 employees are dedicated to research and development for different business lines.

Jingshan Sanhe Luckysky contains a professional laboratory which includes 17 sets of professional experimental equipment operated by 6 high-end scientific research experts to ensure the high quality of raw materials and products.

Jilin Chuanyuan was jointly awarded by Jilin Provincial Department of education and Jilin Provincial Department of industry and information technology as Jilin University enterprise joint technology innovation laboratory. The company currently carries out a project of transformation of scientific and technological achievements with Beihua University. Specifically, it is a kind of urea formaldehyde resin adhesive with ultra-low formaldehyde emission and its preparation process, ZL 201510055885x. At the same time, as a participant, the project is applying for the national science and technology progress award. Beihua University has set up a teaching and research practice base in our company. On top of that, the company also successfully developed the urea formaldehyde resin for E1 grade waterproof particleboard, E0 grade and F grade particleboard, as well as the UF resin for E0 grade and F grade particleboard with UFC.

We rely heavily on customer feedback to assist us in the modification and development of our products. We also utilize customer feedback to assist us in the development of new products.

The amount we spent on research and development activities during the years ended December 31, 2020 and 2019 was not a material portion of our total expenses for those years.

Government Regulation

As a company that continuously strives to create new value. We have been doing business in three areas: tea product cultivation, packaging, and sales; manufacturing and sales of synthetic fuel products, formaldehyde products, vehicles gasoline and diesel products in Chinese market and providing on-line advertising services in Canada and China.

Our tea product cultivation, packaging, and sales business is subject to regulations of China’s Agricultural Ministry and Ministry of Health. This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. It also regulates manufacturing practices, including quality assurance programs, for foods through its current manufacturing practice regulations, and specifies the standards of identity for certain foods. We have obtained approvals from Chinese authorities for products that requires the approval under regulations, including quality safety approval from government.

Our manufacturing and sales of chemical products business is subject to multiple regulations under PRC law. We have complete certificates, including the work safety license, production license and emission license. We have passed the environmental assessment acceptance and currently works on the promotion to the second level of work safety standardization from the third level. Our operation meets the requirements of relevant national laws, regulations, standards and specifications, as well as other the requirements of national management departments at all levels.

Our online advertising business line is operated in Canada and we meet the requirement of related regulations in Canada.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our primary facilities, which are owned except where otherwise indicated, are as follows:

Facility	Location	Approximate Size (Square Meters)	Owned or Leased
Xianning Bozhuang *	Xianning City, Hubei Province, PRC	33,333	Land Use Rights Obtained
Jingshan Sanhe Luckysky**	Jingshan City, Hubei Province, PRC	11,018	Leased
Jilin Chuangyuan ***	Meihekou City, Jilin Province, PRC	59,690	Land Use Rights Obtained

*	Became a VIE in May 2019.
**	Became a VIE in January 2021.
***	Became a VIE in March 2021.

In the aggregate, we currently have land use rights to, or lease, 3 properties with approximately 104,041 square meters, consisting of manufacturing facilities and office buildings for future expansion. We believe our current facilities provide adequate capacity for our current and projected needs.

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

Approximate Number of Holders of Our Common Stock

As of March 29, 2021, there were 341 stockholders of record of our common stock. This does not include the holders whose shares are held in a depository trust in “street” name.

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

Issuances of Unregistered Securities

On February 10, 2020, the Company entered into a Securities Purchase Agreement, pursuant to which two individuals residing in the People’s Republic of China agreed to purchase an aggregate of 1,350,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $3,510,000, representing a purchase price of $2.60 per share. The transaction was closed on February 28, 2020.

On June 5, 2020, the Company has entered into a Share Exchange Agreement with Fast Approach Inc. and each shareholder of Fast Approach. Pursuant to the Share Exchange Agreement, the Company will acquire all outstanding equity interests of Target. The acquisition closed on June 5, 2020. At the closing, the Company issued an aggregate of 1,800,000 shares of common stock of the Company to the original shareholders of Fast Approach in exchange for the transfer of all of the equity interests of the Fast Approach to the Company.

Securities Authorized for Issuance under Equity Compensation Plans

On November 24, 2020, shareholders approved the 2020 Equity Incentive Plan, under which there is 1,654,165 shares of common available for issuance. On December 30, 2020, Company issued 782,165 common shares to its employees under the 2020 Equity Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are headquartered in Flushing, NY. For the fiscal year 2020, our primary business, which is carried out by Fast Approach Inc and Xianning Bozhuang, is:

●	Black tea product cultivation, packaging, and sales;

●	Multimedia design and online advertising services;

Reorganization

On May 18, 2018, the Company incorporated Planet Green Holdings Corporation, a limited company incorporated in the British Virgin Islands. On September 28, 2018, Planet Green BVI acquired JianShi Technology Holding Limited, a limited company incorporated in Hong Kong on February 21, 2012, and Shanghai Xunyang Internet Tech Co., Ltd., a wholly-owned foreign entity incorporated in Shanghai, PRC, on August 29, 2012 (“Shanghai Xunyang”).

On May 9, 2019, the Company entered into a share exchange agreement to acquire Xianning Bozhuang Tea Products Co., Ltd, Then the Company’s business activities added the production line of green tea and black tea and sales of tea products, of which business activities are carried out in Xianning City, Hubei Province, China.

On August 12, 2019, through Lucky Sky Holdings Corporations (H.K.) Limited, formerly known as JianShi Technology Holding Limited, Company established Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., a wholly foreign-owned enterprise incorporated in Xianning City, Hubei Province, China.

On December 20, 2019, The Lucky Sky Holdings Corporations (H.K.) Limited sold 100% of equity interest in Shanghai Xunyang.

On May 29, 2020, the Planet Green Holdings Corporation (BVI) incorporated Lucky Sky Planet Green Holdings Co., Limited, a limited company incorporated in Hong Kong.

On June 5, 2020, the Company issued an aggregate of 1,800,000 shares of our common stock to acquire all of the outstanding equity interest of Fast Approach Inc. As a result, the Planet Green Holdings Corporation (BVI) acquired all of the outstanding equity interests of Fast Approach Inc. It was incorporated under Canada’s laws and the business of operation of a demand-side platform targeting the Chinese education market in North America, besides, Shanghai Shuning Advertising Co., Ltd, a PRC entity as the subsidiary of Fast Approach Inc, conducted the multimedia design, advertising, import, and export business in China.

On June 16, 2020, Lucky Sky Holdings Corporations (H.K.) transferred its 100% equity interest in Lucky Sky Petrochemical to Lucky Sky Planet Green Holdings Co., Limited (H.K.).

On August 10, 2020, Planet Green Holdings Corporation (BVI) transferred its 100% equity interest in Lucky Sky Holdings Corporations (H.K.) Limited to Rui Tang, an unrelated party, at nominal price.

On September 15, 2020, Lucky Sky Petrochemical terminated the VIE agreements with Shenzhen Lorain and Taishan Muren.

On December 9, 2020, Lucky Sky Petrochemical Technology (Xianning) Co., Ltd. changed its name to Jiayi Technologies (Xianning) Co., Ltd.

On January 4, 2021, the Company and Jiayi Technologies (Xianning) Co., Ltd. (the “Subsidiary”), a subsidiary of the Company, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. (“Target”), and each of shareholders of the Target (collectively, the “Sellers”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Subsidiary agreed to effect an acquisition of the Target by acquiring from the Sellers 85% of the outstanding equity interests of the Target (the “Acquisition”). Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd, engaged in researching, manufacturing, and selling high-grade synthetic fuel products. Jingshan Sanhe has four production lines on an 11,000-square-meter facility and capacities to complete manufacturing, labeling, and packaging. It is the primary facility for Green Energy products. Besides, this facility also serves research and sales purpose with an office space of 3,400 square meters. On January 4, 2021, the Company closed the Acquisition.

On March 9, 2021, Planet Green Holdings Corp. (the “Company”) and Jiayi Technologies (Xianning) Co., Ltd. (the “Subsidiary”), a subsidiary of the Company, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Jilin Chuangyuan Chemical Co., Ltd. (“Target”). Each of shareholders of the Target (collectively, the “Sellers”), under which, among other things and subject to the terms and conditions contained therein, the subsidiary agreed to effect an acquisition of the Target by acquiring from the Sellers 75% of the outstanding equity interests of the Target (the “Acquisition”). Jilin Chuangyuan Chemical Co., Ltd’s main products are formaldehyde, urea-formaldehyde glue, methylal, and clean fuel oil; it has two formaldehyde production lines, eight rubber production lines methylal production line, and one clean fuel oil production line. There are 367 sets of leading production equipment, the entire plant covering an area of 43,661 square meters, construction area of 16,090 square meters. On March 10, 2021, the Company closed the acquisition.

After that, through Jiayi Technologies (Xianning) Co., Ltd, the Company entered into a new variable interest entity agreement. Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd became the Company’s new contractually controlled affiliate. The New VIE Agreements allow us to:

a.	exercise effective control over Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd;

b.	receive 85% of the economic benefits of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd and receive 75% of the economic benefits of Jilin Chuangyuan Chemical Co., Ltd substantially;

c.	have an exclusive option to purchase all or part of the equity interests in Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd when and to the extent permitted by the laws of the PRC;

As a result of the New VIE Agreements, The Company has become the primary beneficiary of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd; They treat these above entities as its variable interest entity under U.S. GAAP. The Company will continue to consolidate the financial results of Xianning Bozhuang Tea Products Co., Ltd in our consolidated financial statements following U.S. GAAP.

The table below illustrates the business the Company conduct through our subsidiaries and consolidated affiliated entities:

		Attributable equity	Place of
Name of Company	Principal Business	interest %	incorporation
Shanghai Shuning Advertising Co., Ltd	Multimedia design, advertising, import, and export business	100	PRC
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd	Manufacturing and sales of Synthetic fuel products	85% VIE	PRC
Jilin Chuangyuan Chemical Co., Ltd	Production and sales of formaldehyde products, vehicles gasoline and diesel products	75% VIE	PRC
Xianning Bozhuang Tea Products Co., Ltd.	Tea product cultivation, packaging, and sales	100% VIE	PRC
Fast Approach Inc.	Multiple media design and online advertising	100	Canada

The above reorganization which occurred during the subsequent period after December 31, 2020 does not affect the Company’s consolidated financial statements for the current period.

Coronavirus (COVID-19) Update

Recently, an ongoing outbreak of a novel strain of coronavirus (COVID-19) was first identified in China and has since spread rapidly globally. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities globally for the past few months. In March 2020, the World Health Organization declared the COVID-19 as a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of our business operations and workforce are concentrated in China, our business, results of operations, and financial condition have been and will continue to be adversely affected. Potential impact to the results of our operations will also depend on future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or mitigate its impact, almost all of which are beyond our control.

1)	The impacts of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following:

2)	We temporally closed our offices and production facilities to adhere to the policy from February 2020 until April 2020, as required by relevant PRC regulatory authorities. Our offices are slowly reopening pursuant to local guidelines. During the past 12 months in the fiscal year 2020, the COVID-19 outbreak had caused disruptions in our manufacturing operations, which had resulted in delays in the shipment of products to certain of our customers.

3)	Some of our employees were in mandatory self-quarantine from January 2020 to April 2020.

4)	Our customers have been negatively impacted by the outbreak, which may reduce the demand for our products. As a result, our revenue and income have been being negatively impacted in 2020.

5)	The situation may worsen if the COVID-19 pandemic continues. We will continue to closely monitor our collections throughout 2021.

A prolonged disruption or any further unforeseen delay in our operations of the manufacturing, delivery, and assembly process within any of our production facilities could continue to result in delays in the shipment of products to our customers, increased costs, and reduced revenue.

We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity, and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict, and materially and adversely impact our business, financial condition and results of operations.

Results of Operations

The following discussion should be read in conjunction with the company’s audited consolidated financial statement for the years ended December 31, 2020, and 2019 and related notes to that.

			Increase /	Increase /
			Decrease	Decrease
	2020	2019	($)	(%)
Net revenues	3,638,801	1,106,482	2,532,319	229
Cost of revenues	2,369,736	464,402	1,905,334	410
Gross profit	1,269,065	642,080	626,985	98
Operating expenses:
Selling and marketing expenses	160,109	40,069	120,040	300
General and administrative expenses	3,896,489	904,913	2,991,576	331
Total operating expenses	4,056,598	944,982	3,111,616	329

Operating loss	(2,787,533)	(302,902)	(2,484,631)	820

Interest income (expenses), net.	(23,407)	(9,725)	(13,682)	141
Other income (expenses), net.	27,318	68,376	(41,058)	(60)
Impairment of goodwill	(2,339,829)	-	(2,339,829)	-
Write off receivables from the disposal of former subsidiaries	(6,078,623)	8,783,848	(14,862,471)	(169)
Total other (expenses) income	(8,414,541)	8,842,499	(17,257,040)	(195)

Loss before taxes	(11,202,074)	(8,539,597)	(19,741,671)	(231)
Discontinued Operations:
Income (loss) from continuing operations	150,911	(5,592,401)	5,743,312	(103)

Net income(loss)from discontinuing operations	150,911	(5,592,401)	5,743,312	(103)

Net income(loss)	(11,051,163)	2,947,196	(13,998,359)	(475)

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

Net Revenues. Our net revenues amounted to $3.64 million in 2020, representing an increase of approximately $2.53 million, from 2019, in which our net revenue was $1.11 million. This increase was attributable to the fact that the Company has acquired Xianning Bozhuang Tea Products Co., Ltd in May 2019 and expanded enterprise sales distribution channel in the fiscal year 2020.

Cost of Revenues. In 2020, we experienced an increase in the cost of revenues of $1.91 million compared to 2019, from approximately $0.46 million to $2.37 million. This soaring in cost of goods sold was in line with the increase in sales in the fiscal year 2020.

Gross Profit. Our gross profit increased by $0.63 million, or 98%, to $1.27 million in 2020 from $0.64 million in 2019, For the years ended December 31, 2020, and 2019, our overall gross margin was 35% and 58%, respectively. The decrease in gross margin was primarily due to the reshaping of the brand and the adjustment of the product lines.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $0.12 million or 300%, to $0.16 million in 2020, compared to $0.04 million in 2019. The increase in our selling and marketing expenses is mainly due to the development of new sales channels; it includes the adjustment of promotion strategies, marketing strategies, and Channel strategies. Specifically, in the fiscal year 2020, the Company began to engage in online wholesales business.

General and Administrative Expenses. We experienced an increase in general and administrative expenses of $2.99 million from $0.90 million to approximately $3.90 million in 2020, compared to 2019. The increase was mainly because the Company incurred approximately $1.75million on stock compensation expense concerning our ordinary shares issued to the management.

Net Income

For the 12 months ended December 31, 2020, our net loss amounted to approximately $11 million, comparing approximately 3 million net income in the fiscal year 2019. This decrease in net income was attributable to the outbreak of COVID-19 and the disposal of certain VIEs.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period in the fiscal year 2020, our primary sources of financing have been cash generated from operations and private placements.

On February 10, 2020, we entered into a securities purchase agreement with Mengru Xu and Zhichao Du, pursuant to which Mr. Xu and Mr. Du agreed to invest an aggregate of $3.51 million in the Company in exchange for an aggregate of 1,350,000 shares of our common stock, representing a purchase price of approximately $2.60 per share.

Management anticipates that our existing capital resources and anticipated cash flows from operations are adequate to satisfy our liquidity requirements for the next 12 months. Our primary capital needs have been to fund our working capital requirements. In the past, our primary sources of financing have been cash generated from operations and financing activities.

As of December 31, 2020, we had cash and cash equivalents (including restricted cash) of $3.42 million compared to $7.4 million as of December 31, 2019. The debt to assets ratio was 16.7% and 19.9% as of December 31, 2020, and 2019. We expect to continue to finance our operations and working capital needs in 2021 from cash generated from operations and, if needed, private financings. If available liquidity is not sufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements.

However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the year ended December 31,
(In thousands of U.S. dollars)	2020	2019
Net cash flows used in operating activities	(3,499)	(5,419)
Net cash flows used in investing activities	(853)	(516)
Net cash flows provided by financing activities	238	13,203

Operating Activities

For the year ended December 31, 2020, net cash used in operating activities was $3.5 million, which consisted primarily of net loss of $11.1 million, and was adjusted by depreciation and amortization of $0.4 million, write off receivables of $6.1 million, impairment of goodwill of $2.3 million and exchange loss of $1.8 million.

The Company had an increase of $1.5 million in accounts and other receivables, an increase of $4.1 million in prepayments and other current assets and an increase of $0.9 million in payables and other current liabilities.

For the year ended December 31, 2019, net cash used in operating activities was $5.4 million, which consisted primarily of net income of $8.5 million, and was adjusted by depreciation and amortization of $0.2 million, gain from disposal of investment and subsidiaries of $8.8 million.

The Company had an increase of $1.5 million in prepayments and other current assets and a reduction of $3.5 million in payables and other current liabilities.

Investing Activities

Net cash used in investing activities for 2020 was $0.9 million, representing an increase of $0.4 million in net cash used in investing activities from $0.5 million for the same period of 2019. This is mainly due to the purchasing of plant and equipment and intangible assets.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020, was $0.2million, representing a decrease of $13.0 million in net cash provided by financing activities from $13.2 million for the same period of 2019. This is mainly due to repayment to related party and decrease from proceed from issuance of common stock.

Critical Accounting Policies

The preparation of financial statements in conformity with the United States generally accepted accounting principles requires our management to make assumptions, estimates, and judgments that affect the amounts reported in the financial statements, including the notes to that, and related disclosures of commitments contingencies, if any.

We consider our critical accounting policies to require the more significant judgments and estimates in the preparation of financial statements, including those outlined in Note 2 to the financial statements included herein.

The Company has evaluated the timing and the impact of the guidance above on the financial statements.

As of December 31, 2020, there were no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2020, begins on page F-1 of this annual report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of December 31, 2020, our internal controls over financial reporting were not effective.

The material weakness and significant deficiency identified by our management as of December 31, 2020, relates to the ability of the Company to record transactions and provide disclosures in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

Remediation Initiative

We plan to provide U.S. GAAP training sessions to our accounting team. The training sessions will be organized to help our corporate accounting team gain experience in U.S. GAAP reporting and to enhance their awareness of new and emerging pronouncements with potential impact on our financial reporting. We plan to continue to recruit experienced and professional accounting and financial personnel and participate in educational seminars, tutorials, and conferences and employ more qualified accounting staff in the future.

Changes in Internal Controls over Financial Reporting

Other than as described above, during the fiscal year ended December 31, 2020, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this annual report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes under U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements under U.S. GAAP, and that our receipts and expenditures are being made only under authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could affect the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect our internal controls to prevent or detect all misstatements. No matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of such controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of misstatements, if any, have been detected or prevented. Also, projections of any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

Mr. King Fai Leung has served as a director of the Company since July 2019. He has over 20 years’ experience in finance and accounting. He has been the executive director of Maxima Energy Limited, an energy company in Hong Kong, since December 2018. He has also served as an independent director, chairman of the audit committee and a member of the remuneration and nomination committee of Daisho Microline Holdings Ltd., a Hong Kong-based investment holding company principally engaged in the manufacture and sales of printed circuit boards (HKG: 0567), since June 2015. In addition, Mr. Leung served as directors in various public companies, including Kirin Group Holdings Limited, an investment holding company principally engaged in the financial related business (HKG: 8109), Chineseinvestors.com, Inc., a financial information website for Chinese-speaking investors (OTCQB: CIIX).Biostar Pharmaceuticals, Inc., a pharmaceutical and medical nutrient products company (OTC Pink: BSPM), and Hao Wen Holdings Limited, an investment holding company principally engaged in the manufacture and trading of biomass fuel in China (HKG: 8019). Mr. Leung earned his Bachelor of Commerce in Accounting and Finance from Deakin University in Victoria, Australia. He is a Certified Public Account in both Hong Kong and Australia.

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

Board of Directors

Our Board met on five occasions during fiscal year 2020. Each of the members of our Board attended more than 75% of the total number of meetings held by our Board and the committees on which each director served during fiscal year 2020.

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

The Audit Committee has adopted a written charter, a copy of which is available on our website at www.planetgreenholdings.com, and a printed copy of which is available to any stockholder requesting a copy by writing to: Planet Green Holdings Corp., c/o Board of Director Office, 36-10 Union St. 2nd Floor, Flushing, NY, 11345. During the fiscal year ended December 31, 2020, our Audit Committee held 5 meetings.

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

The Compensation Committee meets on an annual basis and holds special meetings as needed. The Compensation Committee meetings may be called by the Committee chairman, the Chairman of the Board of Directors or a majority of Committee members. The Chief Executive Officer and Chief Financial Officer also provide recommendations to the Compensation Committee relating to compensation of other executive officers. The Compensation Committee held five meetings in fiscal year 2020.

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

The current members of the Nominating and Corporate Governance are Yang Cao, Chao Chen and King Fai Leung. Ms. Cao is the chairman of the Compensation Committee. During the fiscal year 2020, our Nominating and Corporate Governance Committee held five meetings.

Stockholder Nominations for Director

Stockholders may propose candidates for board membership by writing to: Planet Green Holdings Corp., c/o Board of Director Office, 36-10 Union St. 2nd Floor, Flushing, NY, 11345. Any such proposal shall contain the name, holdings of our securities and contact information of the person making the nomination; the candidate’s name, address and other contact information; any direct or indirect holdings of our securities by the nominee; any information required to be disclosed about directors under applicable securities laws and/or stock exchange requirements; information regarding related party transactions with our company and/or the stockholder submitting the nomination; any actual or potential conflicts of interest; the nominee’s biographical data, current public and private company affiliations, employment history and qualifications and status as “independent” under applicable securities laws and stock exchange requirements. Nominees proposed by stockholders will receive the same consideration as other nominees.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the Board of Directors or compensation committee of any entity that has one or more officers serving on our Board of Directors.

Code of Ethics

Our Board adopted a Code of Ethics that applies to all of our directors, executive officers, including our principal executive officer, principal financial officer and principal accounting officer, and employees. The Code of Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. The Code of Ethics is available on our website at http://www.planetgreenholdings.com, and a copy of the Code of Ethics is available to any stockholder requesting a copy by writing to: Planet Green Holdings Corp., c/o Board of Director Office, 36-10 Union St. 2nd Floor, Flushing, NY, 11345. We intend to disclose on our website, in accordance with all applicable laws and regulations, amendments to, or waivers from, our Code of Ethics.

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

				Stock	Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Bin Zhou,	2020	$96,000	$-	$-	$-	$-	$96,000
Chairman, Chief Executive Officer	2019	$96,000	$-	$-	$-	$-	$48,000
and Director
			-	-	-	-
Lili Hu,	2020	$48,000	$-	$-	$-	$-	$48,000
Chief Financial Officer	2019	$48,000	$-	$-	$-	$-	$48,000
			-	-	-	-
Daqi Cui,	2020	$96,000	$-	$-	$-	$-	$96,000
Chief Operating Officer	2019	$96,000	$-	$-	$-	$-	$96,000

On June 24, 2019, the Board appointed Lili Hu to serve as the Chief Financial Officer. Pursuant to the employment agreement with Ms. Hu, we are obligated to pay Ms. Hu a compensation of $48,000 per year.

On June 18, 2019, the Board appointed Daqi Cui to serve as the Chief Operating Officer. Pursuant to the employment agreement with Mr. Cui, we are obligated to pay Mr. Cui a compensation of $96,000 per year. Mr. Cui resigned as Chief Operating Office on October 21, 2020 due to his personal health reason and he continued to be employed by the Company.

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

Unless otherwise specified, the address of each of the persons set forth below is c/o Planet Green Holdings Corp., c/o Board of Director Office, 36-10 Union St. 2nd Floor, Flushing, NY, 11345.

In the table below, percentage ownership is based on 20,009,930 shares of our common stock outstanding as of March 29, 2021.

Name and title of beneficial owner	Amount and nature of beneficial ownership	Percent of class
5% or Greater Stockholders
Xiaodong Cai (1)	1,320,000	6.5%
Yongsheng Chen(1)	1,980,000	9.8%
Zhichao Du(2)	1,200,000	5.9%
Xue Wang (2)	1,320,000	6.5%

Executive Officers, Directors and Director Nominees
Bin Zhou, Chairman, Chief Executive Officer and Director (3)	1,622,000	8.1%
Lili Hu, Chief Financial Officer	-	-
Chao Chen, Director	-	-
King Fai Leung, Director	-	-
Yang Cao, Director	-	-
All executive officers, directors and director nominees as a group (five individuals)	1,622,000	8.1%

(1)	On March 9, 2021, the Company entered into a Share Exchange Agreement with Jilin Chuangyuan Chemical and Mr. Xiaodong Cai and Mr. Yongsheng Chen, shareholders of Jilin Chuangyuan Chemical Co., Ltd. Pursuant to the Share Exchange Agreement, among other things and subject to the terms and conditions contained therein, the Company agreed to effect an acquisition of the Jilin Chuangyuan by acquiring from the sellers 75% of the outstanding equity interests of the Jilin Chuanyuan in exchange of 3,300,000 common shares. On March 10, 2021, the Company closed the Acquisition.
(2)

On January 4, 2021, the Company entered into a Share Exchange Agreement with Jingshan Sanhe Luckysky and Ms. Xue Wang and Mr. Zhichao Du, shareholders of Jingshan Sanhe Luckysky. Pursuant to the Share Exchange Agreement, among other things and subject to the terms and conditions contained therein, the Company agreed to effect an acquisition of the Jingshan Sanhe Luckysky by acquiring from the sellers 85% of the outstanding equity interests of the Jingshan Sanhe Luckysky in exchange of 2,200,000 common shares. On March 10, 2021, the Company closed the Acquisition. Company closed the transaction on the January 4 2021.

(3)	972,000 shares of common stock, which were acquired on May 14, 2019 in exchange for Bin Zhou’s 90% equity ownership in Xianning Bozhuang, pursuant to a share exchange agreement, dated as of May 9, 2019. Mr. Zhou acquired 650,000 shares from an existing shareholder at the price of $2.6.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

WWC, P.C. is the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2020 and the accounting fees in each such period were $160,000 and $180,000. Such fees related to audit services provided by WWC, P.C. No audit-related or tax services were provided by WWC, P.C. during such periods.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2) Financial Statement and Schedules

The financial statements contained in the “Audited Financial Statements” beginning on page F-1 of this annual report on Form 10-K.

(b) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of the registrant, as filed with the Nevada Secretary of State on June 15, 2009. Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.

3.2	Certificate of Amendment of the registrant, as filed with the Nevada Secretary of State on September 28, 2018. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 2, 2018.

3.3	Bylaws of the registrant. Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.

4.1*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

10.1	Consultation and Service Agreement, dated December 20, 2019, , by and between Lucky Sky Petrochemical and Xianning Bozhuang Tea Products Co., Ltd. Incorporated by reference to Exhibit 10.21 to the registrant’s annual report on Form 10K filed on May 14, 2020.

10.2	Business Cooperation Agreement, dated December 20, 2019, by and between Lucky Sky Petrochemical and Xianning Bozhuang Tea Products Co., Ltd. Incorporated by reference to Exhibit 10.22 to the registrant’s annual report on Form 10K filed on May 14, 2020.

10.3	Equity Pledge Agreement, dated December 20, 2019, by and among Lucky Sky Petrochemical and Xianning Bozhuang Tea Products Co., Ltd.. Incorporated by reference to Exhibit 10.23 to the registrant’s annual report on Form 10K filed on May 14, 2020.

10.4	Equity Option Agreement, dated December 20, 2019, by and among Lucky Sky Petrochemcial, Bin Zhou, Wuyuan Zuo, Gongwei Lu and Xianning Bozhuang. Incorporated by reference to Exhibit 10.24 to the registrant’s annual report on Form 10K filed on May 14, 2020.

10.5	Voting Rights Proxy and Financial Supporting Agreement, dated December 20, 2019, by and among Lucky Skey Petrochemical, Bin Zhou, Wuyuan Zuo, Gongwei Lu and Xianning Bozhuang. Incorporated by reference to Exhibit 10.25 to the registrant’s annual report on Form 10K filed on May 14, 2020.

10.6	Share Exchange Agreement, dated as of June 5, 2020, by and among Planet Green Holdings Corp., Fast Approach Inc. and sellers named therein. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 10, 2020.

10.7	Lock-Up Agreement, dated as of June 5, 2020, by and among Planet Green Holdings Corp. and the persons named therein. Incorporated by reference to Exhibit. 10.2 to the registrant’s current report on Form 8-K filed on June 10, 2020.

10.8	Non-Competition and Non-Solicitation Agreement, dated as of June 5, , 2020, by and among Planet Green Holdings Corp., Fast Approach Inc. and the persons named therein. Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on June 10, 2020.

10.9	Securities Purchase Agreement, dated as of February 10, 2020, by and among Planet Green Holdings Corp. and the purchasers named therein. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 11, 2020.

10.10	Employment Agreement, dated as of October 25, 2019, by and between Planet Green Holdings Corp. and Bin Zhou. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 30, 2019.

Exhibit No.	Description

14.1	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.

21.1*	List of subsidiaries of the registrant

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Definition Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET GREEN HOLDINGS CORP.

Date: March 31, 2021	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bin Zhou	Chief Executive Officer and Chairman	March 31, 2021
Bin Zhou	(Principal Executive Officer)

/s/ Lili Hu	Chief Financial Officer and Director	March 31, 2021
Lili Hu	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chao Chen	Director	March 31, 2021
Chao Chen

/s/ King Fai Leung	Director	March 31, 2021
King Fai Leung

/s/ Yang Cao	Director	March 31, 2021
Yang Cao

PLANET GREEN HOLDINGS CORP.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Planet Green Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Planet Green Holdings Corp. and its subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the carrying value of goodwill in the Canadian reporting unit

As discussed in Note 2 to the consolidated financial statements, the Company performs a goodwill impairment test on an annual basis or whenever events or changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The discount rate applied to projected cash flows is important elements used by the Company in determining the fair value of the reporting unit and the amount of goodwill impairment losses. In the last quarter of 2020, the Company performed an annual goodwill impairment test in response to the decline in current market conditions as a result of the COVID-19 pandemic. The goodwill was determined to be impaired, and impairment losses of $2.34 million was recorded.

We identified the evaluation of the discount rate applied to projected cash flows used in the assessment of the carrying value of goodwill for the reporting unit, for which such assumptions are used by the Company in the determination of goodwill impairment losses, as a critical audit matter. Specifically, the evaluation of these assumptions required the application of subjective auditor judgment because changes to these assumptions may have a substantial impact on the determination of fair value of the reporting unit. We gathered data and evidence to performed sensitivity analyses to determine the significance of the assumptions used to determine the fair value of the reporting unit, which required a higher degree of auditor judgment.

Addressing the matter involved evaluating the Company’s assessment of the value of the reporting unit under the discounted cash flow method. We gathered data and evidence, performed independent analysis, and exercised professional judgment during our evaluation process.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since 2007

San Mateo, California

March 31, 2021

PLANET GREEN HOLDINGS CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(Stated in U.S. Dollars)

	2020	2019
Assets
Current assets
Cash and cash equivalents	$3,415,751	$7,272,510
Trade receivables, net	835,384	66,673
Inventories	2,251,628	1,939,025
Advances and prepayments to suppliers	5,922,562	1,558,922
Other receivables and other current assets	1,091,815	270,421
Related party receivable	-	-
Discontinued operations - current assets	-	7,050,047
Total current assets	$13,517,140	$18,157,598

Non-current assets
Property, plant and equipment, net	4,596,637	4,152,708
Intangible assets, net	1,516,467	1,533,927
Construction in progress, net	-	-
Goodwill	2,340,111	-
Discontinued operations – non-current assets	-	2,053,865
Total non-current assets	8,453,215	7,740,500

Total Assets	$21,970,355	$25,898,098

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,302,850	$765,427
Taxes payable	198,683	106,315
Accrued liabilities and other payables	1,848,598	1,485,365
Customers deposits	241,893	52,722
Related party payables	19,850	2,003,390
Deferred income	15,682	-
Discontinued operations - current liabilities	-	376,645
Total current liabilities	$3,627,556	$4,789,864

Non-current liabilities
Long-term payables	31,364	-
Discontinued operations – non-current liabilities	-	373,728
Total non-current liabilities	$31,364	$373,728

Total Liabilities	$3,658,919	$5,163,592

Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 11,809,930 and 7,877,765 shares issued and outstanding as of December 31, 2020 and 2019, respectively	11,810	7,878
Additional paid-in capital	95,659,360	85,803,421
Accumulated deficit	(84,331,897)	(73,280,734)
Accumulated other comprehensive income	6,972,163	8,203,941
Total Stockholders’ Equity	$18,311,436	$20,734,506
Total Liabilities and Stockholders’ Equity	$21,970,355	$25,898,098

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(Stated in US Dollars)

	2020	2019
Net revenues	$3,638,801	$1,106,482
Cost of revenues	2,369,736	464,402
Gross profit	1,269,065	642,080

Operating expenses:	-	-
Selling and marketing expenses	160,109	40,069
General and administrative expenses	3,896,489	904,913
Total operating expenses	4,056,598	944,982

Operating loss	(2,787,533)	(302,902)

Other income (expenses):
Interest income(expenses), net.	(23,407)	(9,725)
Other income(expenses), net.	27,318	68,376
Impairment of goodwill	(2,339,829)	-
Write off receivables from disposal of former subsidiaries	(6,078,623)	8,783,848
Total other (expenses) income	(8,414,541)	8,842,499

Loss before taxes	(11,202,074)	8,539,597

Income tax expense	-	-

Income (loss) from continuing operations	(11,202,074)	8,539,597

Discontinued Operations:
Income (loss) from discontinued operations	150,911	(5,592,401)

Net income (loss) from discontinuing operations	150,911	(5,592,401)

Net (loss) income	(11,051,163)	2,947,196

Other comprehensive income:
Foreign currency translation adjustment	(1,231,778)	(1,588,342)
Comprehensive (loss) income	(12,282,941)	$1,358,854

(Loss) income per share from continuing operations - Basic and diluted	(1.11)	1.24

Income (loss) per share from discontinued operations-Basic and diluted	0.01	(0.81)

(Loss) income per share - Basic and diluted	(1.09)	0.43

Basic and diluted weighted average shares outstanding	10,112,648	6,897,710

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2020 and 2019

						Accumulated
			Additional			Other	Non-
	Number	Common	Paid-in	Statutory	Accumulated	Comprehensive	Controlling
	of Shares	Stock	Capital	Reserves	Deficit	Income	Interests	Total
Balance, January 1, 2019	5,497,765	$5,498	$74,739,031	$2,810,953	$(79,038,883)	$9,792,283	$(1,019,552)	$7,289,330
Net income	-	-	-	-	2,947,196	-	-	2,947,196
Issuance of shares for acquisition	1,080,000	1,080	4,783,212	-	-	-	-	4,784,292
Issuance of common stock for cash	1,300,000	1,300	5,458,700	-	-	-	-	5,460,000
Disposition	-	-	-	(2,810,953)	2,810,953	-	1,019,552	1,019,552
Acquiring corporation	-	-	822,478	-	-	-	-	822,478
Foreign currency translation adjustment	-	-	-	-	-	(1,588,342)	-	(1,588,342)
Balance, December 31, 2019	7,877,765	7,878	85,803,421	-	(73,280,734)	8,203,941	-	20,734,506

Balance, January 1, 2020	7,877,765	$7,878	$85,803,421	$-	$(73,280,734)	$8,203,941	$-	$20,734,506
Net income	-	-	-	-	(11,051,163)	-	-	(11,051,163)
Issuance of shares for acquisition	1,800,000	1,800	4,588,200	-	-	-	-	4,590,000
Issuance of common stock for cash	1,350,000	1,350	3,508,650	-	-	-	-	3,510,000
Issuance of common stock for employee stock compensation	782,165	782	1,759,089	-	-	-	-	1,759,871
Foreign currency translation adjustment	-	-	-	-	-	(1,231,778)	-	(1,231,778)
Balance, December 31, 2020	11,809,930	$11,810	$95,659,360	$-	$(84,331,897)	$6,972,163	$-	$18,311,436

See Accompanying Notes to the Financial Statements

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(STATED IN US DOLLARS)

	2020	2019
Cash flows from operating activities
Net (Loss) income	$(11,051,163)	$8,539,597
Gain from disposal of investment and subsidiaries	-	(8,783,848)
Write off receivables	6,078,623	-
Exchange loss	1,830,579	-
Impairment of goodwill	2,339,829	-
Stock base compensation	1,759,871	-
Bad debt expenses	43,694	-
Amortization	173,825	13,319
Depreciation	275,228	200,727
Accounts and other receivables	(1,526,888)	58,127
Inventory	(295,975)	(434,411)
Prepayments and other current assets	(4,065,395)	(1,486,828)
Payables and other current liabilities	938,670	(3,525,853)

Net cash used in operating activities	$(3,499,103)	$(5,419,170)

Cash flows from investing activities
Purchase of plant and equipment and construction in progress	(695,544)	(578,595)
Purchase of intangible assets	(157,293)	62,274
Net cash used in investing activities	$(852,837)	$(516,321)

Cash flows from financing activities
Proceeds from issuance of common stock	3,016,204	12,319,834
Repayment of borrowings	-	(1,108,584)
(Repayment to) proceeds from related party	(2,777,808)	1,991,296
Net cash provided by financing activities	$238,396	$13,202,546

Net (decrease) increase in cash	(4,113,544)	7,267,055

Effect of foreign currency translation on cash	256,785	(11,432)

Cash and cash equivalents–beginning of year	7,272,510	16,887

Cash and cash equivalents–end of year	$3,415,751	$7,272,510

Supplementary cash flow information:
Interest received	$-	$186
Interest paid	$23,407	$9,911
Income taxes paid	$-	$-

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(Stated in US Dollars)

1.	Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”) is a holding company incorporated in Nevada. We are engaged in various businesses through our subsidiaries and controlled entities in China.

2.	Summary of Significant Accounting Policies

Method of accounting

Management has prepared the accompanying financial statements and these notes in accordance to generally accepted accounting principles in the United States (“GAAP”). The Company maintains its general ledger and journals with the accrual method accounting.

Principles of consolidation

The accompanying consolidated financial statements reflect the activities of Planet Green Holdings Corp. and each of the following entities:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Planet Green Holdings Corporation	British Virgin Islands	100	$10,000
Lucky Sky Planet Green Holdings Co., Limited (H.K.)	Hong Kong	100	1
Jiayi Technologies (Xianning) Co., Ltd.	PRC	100	2,000,000
Fast Approach Inc.	Canada	100	79
Shanghai Shuning Advertising Co., Ltd. (a subsidiary of FAST)	PRC	100	-
Lorain Food Stuff (Shenzhen) Co., Ltd (terminated the VIE)	PRC	VIE	1,913,049
Taishan Muren Agriculture Co. Ltd. (terminated the VIE)	PRC	VIE	80,000
Xianning Bozhuang Tea Products Co., Ltd.	PRC	VIE	6,277,922

Management has eliminated all significant inter-company balances and transactions in preparing the accompanying consolidated financial statements. Ownership interests of subsidiaries that the Company does not wholly-own are accounted for as noncontrolling interests.

On May 18, 2018, the Company incorporated Planet Green Holdings Corporation, a limited company incorporated in the British Virgin Islands. On September 28, 2018, Planet Green BVI acquired JianShi Technology Holding Limited, a limited company inc orporated in Hong Kong on February 21, 2012, and Shanghai Xunyang Internet Tech Co., Ltd., a wholly-owned foreign entity incorporated in Shanghai, PRC, on August 29, 2012 (“Shanghai Xunyang”).

On August 12, 2019, through Lucky Sky Holdings Corporations (H.K.) Limited, formerly known as JianShi Technology Holding Limited, Company established Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., a wholly foreign-owned enterprise incorporated in Xianning City, Hubei Province, China.

On December 20, 2019, The Lucky Sky Holdings Corporations (H.K.) Limited sold 100% of equity interest in Shanghai Xunyang.

On May 29, 2020, the Planet Green Holdings Corporation (BVI) incorporated Lucky Sky Planet Green Holdings Co., Limited, a limited company incorporated in Hong Kong.

On June 5, 2020, the Planet Green Holdings Corporation (BVI) acquired all of the outstanding equity interests of Fast Approach Inc. It was incorporated under Canada’s laws and the business of operation of a demand-side platform targeting the Chinese education market in North America.

On June 16, 2020, Lucky Sky Holdings Corporations (H.K.) transferred its 100% equity interest in Lucky Sky Petrochemical to Lucky Sky Planet Green Holdings Co., Limited (H.K.).

On September 15, 2020, Lucky Sky Petrochemical terminated the VIE agreements with Shenzhen Lorain and Taishan Muren

On August 10, 2020, Planet Green Holdings Corporation(BVI) transferred its 100% equity interest in Lucky Sky Holdings Corporations (H.K.) Limited to Rui Tang.

On December 9, 2020, Lucky Sky Petrochemical Technology (Xianning) Co., Ltd. changed its name to Jiayi Technologies (Xianning) Co., Ltd.

Consolidation of Variable Interest Entity

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

As of December 31, 2020, the following entities were de-consolidated from the structure as a result of the sale agreement executed on September 15, 2020:

Name	Place of incorporation	Ownership
Taishan Muren Agriculture Co., Ltd.	PRC	VIE of Jiayi Technologies (Xianning) Co., Ltd
Lorain Food Stuff (Shenzhen) Co., Ltd	PRC	VIE of Jiayi Technologies (Xianning) Co., Ltd

As a result of sale agreement, the accumulated deficit of Taishan Muren Agriculture Co., Ltd. and Lorain Food Stuff (Shenzhen) Co., Ltd with total amount of $6,479,978 are written off, and it also had a net loss of $12,407,690 due to the waiver of receivables. In addition, the Company also recognized a long-term investment loss with total amount of $2,153,111. The net effect is a loss on disposal of VIEs with the total amount of $5,927,712.

Discontinued operations

See financial note 16.

Each of the VIE Agreements is described in detail below:

Consultation and Service Agreement

Under the Consultation and Service Agreement, WFOE has the exclusive right to provide consultation and services to the operating entities in China in business management, human resource, technology, and intellectual property rights. WFOE exclusively owns any intellectual property rights arising from the performance of this Consultation and Service Agreement. The number of service fees and payment terms can be amended by the WFOE and operating companies’ consultation and implementation. The duration of the Consultation and Service Agreement is 20 years. WFOE may terminate this agreement at any time by giving 30 day’s prior written notice.

Business Cooperation Agreement

Pursuant to the Business Cooperation Agreement, WFOE has the exclusive right to provide complete technical support, business support, and related consulting services, including but not limited to specialized services, business consultations, equipment or property leasing, marketing consultancy, system integration, product research and development, and system maintenance. WFOE exclusively owns any intellectual property rights arising from the performance of this Business Cooperation Agreement. The rate of service fees may be adjusted based on the services rendered by WFOE in that month and the operational needs of the operating entities. The Business Cooperation Agreement shall maintain effective unless it was terminated or was compelled to release under applicable PRC laws and regulations. WFOE may terminate this Business Cooperation Agreement at any time by giving 30 day’s prior written notice.

Equity Pledge Agreements

According to the Equity Pledge Agreements among WFOE, operating entities, and each of operating entities’ shareholders, shareholders of the operating entities pledge all of their equity interests in the functional entities to WFOE to guarantee their performance of relevant obligations and indebtedness under the Technical Consultation and Service Agreement and other control agreements. Besides, shareholders of the operating entities are in the process of registering the equity pledge with the competent local authority.

Equity Option Agreements

According to the Equity Option Agreements, WFOE has the exclusive right to require each shareholder of the operating companies to fulfill and complete all approval and registration procedures required under PRC laws for WFOE to purchase or designate one or more persons to buy, each shareholder’s equity interests in the operating companies, once or at multiple times at any time in part or in whole at WFOE’s sole and absolute discretion. The purchase price shall be the lowest price allowed by PRC laws. The Equity Option Agreements shall remain effective until all the equity interest owned by each operating entity shareholder has been legally transferred to WFOE or its designee(s).

Voting Rights Proxy Agreements

According to the Voting Rights Proxy Agreements, each shareholder irrevocably appointed WFOE or WFOE’s designee to exercise all his or her rights as the shareholders of the operating entities under the Articles of Association of each operating entity, including but not limited to the power to exercise all shareholder’s voting rights concerning all matters to be discussed and voted in the shareholders’ meeting. The term of each Voting Rights Proxy Agreement is 20 years. WOFE has the right to extend each Voting Proxy Agreement by giving written notification.

Use of estimates

The financial statements’ preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available when the calculations are made; however, actual results could differ materially from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Investment securities

The Company classifies securities it holds for investment purposes into trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All deposits not included in trading securities are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in the net income. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from net income. They are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged as an expense to the statement of income and comprehensive income, and a new cost basis for the security is established. To determine whether the impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and believes whether evidence indicating the cost of the asset is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value after year-end, and forecasted performance of the investee.

Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when the collection of the total amount is no longer probable. Bad debts are written off as incurred.

Inventories

Inventories consist of raw materials and finished goods, stated at the lower of cost or market value. Finished goods are comprised of direct materials, direct labor, inbound shipping costs, and allocated overhead. The Company applies the weighted average cost method to its inventory.

Advances and prepayments to suppliers

The Company makes an advance payment to suppliers and vendors for the procurement of raw materials. Upon physical receipt and inspection of the raw materials from suppliers, the applicable amount is reclassified from advances and prepayments to suppliers to inventory.

Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. The Company typically applies a salvage value of 0% to 10%. The estimated useful lives of the plant and equipment are as follows:

Buildings	20-40 years
Landscaping, plant, and tree	30 years
Machinery and equipment	1-10 years
Motor vehicles	5-10 years
Office equipment	5-20 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss are included in the Company’s results of operations. The costs of maintenance and repairs are recognized as incurred; significant renewals and betterments are capitalized.

Intangible assets

Intangible assets are carried at cost less accumulated amortization. Amortization is provided over their useful lives, using the straight-line method. The estimated useful lives of the intangible assets are as follows:

Land use rights	50 years
Software licenses	2 years
Trademarks	10 years

Construction in progress and prepayments for equipment

Construction in progress and prepayments for equipment represent direct and indirect acquisition and construction costs for plants and fees of purchase and installation of related equipment. Amounts classified as construction in progress and prepayments for equipment are transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Depreciation is not provided for assets classified in this account.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. The Company conducts an annual assessment of its goodwill for impairment. If the carrying value of its goodwill exceeds its fair value, then impairment has incurred; accordingly, a charge to the Company’s operations results will be recognized during the period. Impairment losses on goodwill are not reversed. Fair value is generally determined using a discounted expected future cash flow analysis. In 2020, the Company recorded approximately $2.34 million in impairment to its Canadian operating units Fast Approach. Fast Approach’s main business is operated in China in which were materially adversely impacted by the COVID 19 virus.

Accounting for the impairment of long-lived assets

The Company annually reviews its long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Impairment may become obsolete from a difference in the industry, introduction of new technologies, or if the Company has inadequate working capital to utilize the long-lived assets to generate adequate profits. Impairment is present if the carrying amount of an asset is less than its expected future undiscounted cash flows.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported lower the carrying amount or fair value fewer costs to selling.

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income following laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The Company’s assets and liabilities are translated into United States dollars from RMB at year-end exchange rates. Its revenues and expenses are translated at the average exchange rate during the period. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	12/31/2020	12/31/2019
Period-end US$: CDN$ exchange rate	1.2754	1.2988
Period-end US$: RMB exchange rate	6.5326	6.9762
Period average US$: CDN$ exchange rate	1.3409	1.3269
Period average US$: RMB exchange rate	6.8996	6.8967

The RMB is not freely convertible into foreign currencies, and all foreign exchange transactions must be conducted through authorized financial institutions.

Revenue recognition

The Company adopted ASC 606 “Revenue Recognition” and recognized revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The Company derives its revenues from selling fresh foods, spices, convenience foods, and tea products. The Company applies the following five steps to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

Retirement benefits

Retirement benefits in the form of mandatory government-sponsored defined contribution plans are charged to either expense as incurred or allocated to inventory as part of overhead.

Stock-based compensation

The Company records stock compensation expense for employees at fair value on the grant date and recognizes the expense one time because there is no employee’s requisite service period requirement. On December 30, 2020, 782,165 shares of common stocks are granted to six employees of the Company for stock compensation. The closing stock price on December 30, 2020 is $2.25 per share. Total amount of $1,759,871 are recorded as stock compensation expenses.

Income taxes

The Company accounts for income tax using an asset and liability approach and recognizes deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets. If it is more likely than not, these items will either expire before the Company can realize their benefits or that future realization is uncertain.

Comprehensive income

The Company uses Financial Accounting Standards Board (“FASB”) ASC Topic 220, “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders.

Earnings per share

The Company computes earnings per share (“EPS”) following ASC Topic 260, “Earnings per share.” Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per-share basis from the potential conversion of convertible securities or the exercise of options and or warrants; the dilutive impacts of potentially convertible securities are calculated using the as-if method; the potentially dilutive effect of options or warranties are computed using the treasury stock method. Securities that are potentially an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS calculation.

Financial instruments

The Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities, and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosing the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 - inputs to the valuation methodology used quoted prices for identical assets or liabilities in active markets.

●	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and information that are observable for the asset or liability, either directly or indirectly, for substantially the financial instrument’s full term.

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recent accounting pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not however been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU would affect the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes several changes meant to add, modify or remove specific disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this Update modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The modifications are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption, permitted. The Company does not believe the adoption of this ASU would have a material effect on the Company’s condensed financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s balance sheets, statements of income and comprehensive income and statements of cash flows.

3.	Restricted Cash

Restricted cash represents interest-bearing deposits placed with banks to secure banking facilities in the form of loans and notes payable. The funds are restricted from immediate use and are designated for settlement of loans or notes when they become due.

4.	Variable interest entity (“VIE”)

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. If any, the variable interest holder that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. PLAG WOFE is deemed to have the controlling financial interest and be the primary beneficiary of Xianning Bozhuang Tea Products Co., Ltd because it has both of the following characteristics:

1)	The power to direct activities at Xianning Bozhuang Tea Products Co., Ltd that most significantly impact such entity’s economic performance, and

2)	The obligation to absorb losses of, and the right to receive benefits from Xianning Bozhuang Tea Products Co., Ltd that could potentially be significant to such entity.

Pursuant to the Contractual Arrangements, Xianning Bozhuang Tea Products Co., Ltd pays service fees equal to all of its net income to PLAG WFOE. At the same time, PLAG WFOE is obligated to absorb all of Xianning Bozhuang Tea Products Co., Ltd’s losses. The Contractual Arrangements are designed so that Xianning Bozhuang Tea Products Co., Ltd operate for the benefit of PLAG WFOE and ultimately, the Company. Accordingly, the accounts of Xianning Bozhuang Tea Products Co., Ltd are consolidated in the accompanying consolidated financial statements. In addition, its financial positions and results of operations are included in the Company’s consolidated financial statements.

The carrying amount of VIE’s consolidated assets and liabilities are as follows:

	12/31/2020	12/31/2019
Cash and cash equivalents	$528,048	$5,269,076
Note and Accounts receivable, net	835,384	66,673
Other receivables - third party	7,726,607	270,421
Inventories, net	2,251,628	1,939,025
Prepayments	1,215,089	1,558,922
TOTAL CURRENT ASSETS	12,556,756	9,104,117

Plan and equipment, net	4,592,615	4,152,708
Intangible assets, net	1,491,614	1,533,927
Total Non-Current Assets	6,084,229	5,686,635
TOTAL ASSETS	$18,640,985	$14,790,752

Accounts payable	$1,017,373	$486,241
Accounts payable - related party	-	-
Advance from customer	213,469	52,722
Other payables and accrued liabilities	8,951,117	8,963,091
Other payables - related party	2,716,537	-
Taxes payable	171,231	106,315
Deferred income	-	-
TOTAL CURRENT LIABILITIES	13,069,728	9,608,369

Long term payable	-	-
TOTAL LIABILITIES	$13,069,728	$9,608,369

Paid-in capital	6,314,908	6,314,908
Retained earnings	(793,601)	(834,993)
Accumulated other comprehensive income	49,950	(297,532)
Total Equity	5,571,257	5,182,383

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,640,985	$14,790,752

The summarized operating results of the VIE’s are as follows:

	12/31/2020	12/31/2019
Operating revenues	$3,804,595	$1,106,482
Gross profit	1,336,228	706,292
Income from operations	41,392	(244,194)
Net income (loss)	$41,392	$(244,194)

5.	Business Combination

On June 5, 2020, the Company and its wholly owned subsidiary the Planet Green Holdings Corporation (BVI) acquired all of the outstanding equity interests of Fast Approach Inc. It was incorporated under Canada’s laws and the business of operation of a demand-side platform targeting the Chinese education market in North America.

The Company’s acquisition of Fast Approach Inc. was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price of Fast Approach Inc. based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, plant and equipment, and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Fast Approach Inc.:

Total consideration at fair value	$4,679,940

Fair Value
Cash	$3,936
Other current assets	2,260
Plant and equipment	1,037
Other noncurrent assets	43,777
Total asset	51,010
Total liabilities	(140,950)
Net asset acquired	$(89,940)

As of the date of the acquisition, the net asset acquired negative $89,940 is less than total consideration at fair value $4,679,940. The difference of $4,679,940 will be added to the goodwill and additional paid in capital.

6.	Trade Receivables

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets, and wholesalers

	12/31/2020	12/31/2019
Trade accounts receivable	$881,533	$66,673
Less: Allowance for doubtful accounts	(46,149)	-
	$835,384	$66,673

Allowance for doubtful accounts:
Beginning balance	$-	$-
Additions to allowance	(46,149)	-
Bad debt written-off	-	-
Ending balance	$(46,149)	$-

7.	Advances to suppliers

The advances to suppliers balance of $5,922,562 and $1,558,922 as of December 31, 2020 and December 31, 2019, respectively, mainly represents the advanced payment to the suppliers for raw materials.

8.	Inventories

Inventories consisted of the following as of December 31, 2020, and 2019.

	12/31/2020	12/31/2019
Raw materials	$240,468	$640,990
Inventory of supplies	13,873	12,489
Work in progress	1,991,749	1,071,363
Finished goods	5,538	214,183
Total	$2,251,628	$1,939,025

9.	Plant and Equipment

Plant, and equipment consisted of the following as of December 31, 2020, and 2019:

	12/31/2020	12/31/2019
At Cost:
Buildings	$3,952,207	$3,616,207
Machinery and equipment	1,103,152	785,487
Office equipment	82,670	42,772
Motor vehicles	161,590	120,534
	$5,299,619	$4,565,000

Less: Accumulated depreciation	(702,982)	(412,292)

	$4,596,637	$4,152,708

Depreciation expense for the years ended December 31, 2020, and 2019 was $290,690 and $193,399 respectively.

10.	Intangible Assets

	12/31/2020	12/31/2019
At Cost:
Land use rights	801,170	750,224
Software licenses	56,949	2,552
Trademark	955,974	895,187
	$1,814,093	$1,647,963

Less: Accumulated amortization	(297,626)	(114,036)
	$1,516,467	$1,533,927

Land use rights: the land use rights of a parcel of industrial land of 31,585 square meters was obtained on April 15, 2019 with a consideration of $750,224, located at Xianning City, Hubei Province, China with the land use right until June 12, 2068.

Trademark: a tea brand trademark was obtained on March 28, 2014 with a consideration of $895,187, registered with the China National Intellectual Property Administration, registration number is 16964992A.

Amortization expense for the years ended December 31, 2020 and 2019 was $183,590 and $10,127, respectively.

11.	Related Parties Transaction

As of December 31, 2020 and 2019, the outstanding balance due to related parties is $19,850 and $2,003,390, respectively.

As of December 31, 2020 and 2019, the outstanding balance of $19,850 and $Nil, respectively. The balance as of December 31, 2020 due to Yong Yang, an executive of a subsidiary, was advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

As of December 31, 2020 and 2019, the outstanding balance was $Nil and $2,003,390 due to Mr. Bin Zhou, Chief Executive Officer and Chairman of the Company, respectively, is advances for working capital of the Company which are fully paid off as of December 31, 2020.

12.	Equity

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

On June 5, 2020, the Company issued an aggregate of 1,800,000 shares of its common stock to acquire all the outstanding equity interest of Fast Approach Inc., a corporation incorporated under the laws of Canada and in the business of operating a demand side platform targeting the Chinese education market in North America.

On December 30, 2020, the Company issued a total of 782,165 ordinary shares to six employees of the Company. Total fair value of these ordinary shares was approximately $1.75 million and the compensation expenses are to be recognized in the fiscal year 2020 because there is no employee’s requisite service period requirement.

As of December 31, 2020, there were 11,809,930 shares of common stock outstanding.

13.	Income Taxes

The Company’s primary operations are located in Canada and the PRC. The corporate income tax rate was 13% in Canada and 25% in the PRC as of December 31, 2020.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses following as of December 31, 2020 and 2019.

	12/31/2020	12/31/2019
Loss attributed to PRC continuing operations	$(34,348)	$(5,836,652)
Loss attributed to Canada operations	(417,271)	-
Income attributed to BVI	9,779,542	8,783,848
Loss attributed to U.S. operations	(20,529,997)	-
(Loss) income before tax	$(11,202,074)	$2,947,196

PRC Statutory Tax at 25%	-	-
Canada Statutory Tax at 13%	-	-
U.S. Federal Statutory Income Tax at 21%	-	-
Effect of tax exemption granted	-
Income tax	$-	$-

Per Share Effect of Tax Exemption	-	-

Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	10,112,648	6,897,710
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows as of December 31, 2020 and 2019:

	12/31/2020	12/31/2019
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Expenses not deductible to taxable income	(25)%	(25)%
The Company’s effective tax rate	0%	0%

Deferred tax assets

Bad debt allowances must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. Therefore, deferred tax assets are not likely realized.

14.	Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the years ended December 31,
	2020	2019
(Loss) income from continuing operations	$(11,202,074)	$8,539,597
Income (loss) from discontinued operations	$150,911	$(5,592,401)

Basic and diluted (loss) earnings per share denominator:
Original Shares:	7,877,765	5,497,765
Additions from Actual Events -issuance of common stock for cash	1,202,055	701,644
Additions from Actual Events – issuance of common stock for acquisition	1,030,685	698,301
Additions from Actual Events – issuance of common stock for stock compensation	2,143	-
Basic Weighted Average Shares Outstanding	10,112,648	6,897,710

(Loss) income per share from continuing operations - Basic and diluted	$(1.11)	$1.24
Income (loss) per share from discontinued operations-Basic and diluted	$0.01	$(0.81)
(Loss) income per share - Basic and diluted	$(1.09)	$0.43

15.	Concentrations

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues as of December 31, 2020 and 2019.

	For the years ended
Customers	December 31, 2020		December 31, 2019
	Amount $	%	Amount $	%
A	3,161,520	88	-	-
B	-	-	283,822	27
C	-	-	210,716	20
D	-	-	207,273	20
E	-	-	277,302	25

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase as of December 31, 2020 and December 31, 2019.

	For the periods ended
Suppliers	December 31, 2020		December 31, 2019
	Amount $	%	Amount $	%
A	307,817	50	-	-
B	225,577	37	-	-
C	-	-	196,899	36
D	-	-	79,878	15

16.	Discontinued Operations

As of December 31, 2020, the Company has reclassified the results of operations and the financial position of Taishan Muren and Shenzhen Lorain as discontinued operations. Selected details regarding those discontinued operations are provided below.

	For the years ended December 31
Results of Operations	2020	2019
Net revenues	$38,748	$3,006,595
Cost of revenues	33,111	2,515,326
Gross profit	5,637	491,269

Operating expenses:
Selling and marketing expenses	-	224
General and administrative expenses	152,104	1,013,542
Total operating expenses	152,104	1,013,766

Operating loss	(146,467)	(522,497)

Other income (expenses):
Interest income(expenses), net.	(4,444)	169
Other income(expenses), net.	-	(45,039)
Impairment for goodwill	-	-
Write off receivables from disposal of former subsidiaries	-	(5,025,034)
Total other (expenses) income	(4,444)	(5,069,904)

Loss before taxes	(150,911)	(5,592,401)

Taxes	-	-

Net income(loss)	$(150,911)	$(5,592,401)

	As of December 31,
Financial Position	2020	2019
Assets
Current assets
Cash and cash equivalents	$-	$130,813
Trade receivables, net	-	1,049,538
Inventories	-	7,523
Advances and prepayments to suppliers	-	5,855,144
Other receivables and other current assets	-	4,867
Related party receivable	-	2,162
Total current assets	$-	$7,050,047

Non-current assets
Property, plant and equipment, net	-	819,992
Construction in progress, net	-	834,337
Deposits	-	1,454
Right-of-use assets	-	398,082
Total non-current assets	-	2,053,865

Total Assets	$-	$9,103,912

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$-	$136,044
Accounts payable	-	187,093
Taxes payable	-	108
Accrued liabilities and other payables	-	4,300
Customers deposits	-	-
Related party otherpayables	-	24,339
Lease payable-current portion	-	24,761
Total current liabilities	$-	$376,645

Lease payable- non-current	-	373,728
Total non-current liabilities	$-	$373,728

Total Liabilities	$-	$750,373

Net Assets	$-	$8,353,539

17.	Segment Reporting

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

The following represents assets by division as of:

Total assets as of	December 31, 2020	December 31, 2019
Fast Approach and Shanghai Xunyang	$572,509	$-
Xianning Bozhuang	11,968,553	14,790,752
Jiayi Technologies (Xianning) Co., Ltd.	6,563,580	2,003,135
Planet Green Holdings Corporation (BVI)	-	-
Planet Green Holdings Corporation	853,486	100
Lucky Sky Planet Green Holdings Co., Limited (H.K.).	2,012,228	2,012,228
Total Assets	$21,970,355	$19,331,066

18.	Risks

	A.	Credit risk

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

Acquisition of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd

In January 2021, the Company and its wholly-owned subsidiary Jiayi Technologies (Xianning) Co., Ltd, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., entered into a series of VIE agreements with Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd and its equity holders to obtain control and become the primary beneficiary of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. The Company consolidated Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd’s accounts as its VIE. According to the VIE agreements, the Company issued an aggregate of 2,200,000 shares of common stock of the Company to the equity holders of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd in exchange for the transfer of 85% of the equity interest of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd. The significant terms of these VIE agreements are summarized in “Note 2 - Summary of Significant Accounting Policies” above.

The Company’s acquisition of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd was accounted for as a business combination following ASC 805. The Company has allocated the purchase price of Jingshan Sanhe based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities taken at the acquisition date following the business combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, and intangible assets identified as the acquisition date and considered several other available factors. Acquisition-related costs incurred for the acquisitions are not material and expensed as incurred in general and administrative expense.

Acquisition of Jilin Chuangyuan Chemical Co., Ltd

In March 2021, the Company and its wholly-owned subsidiary Jiayi Technologies (Xianning) Co., Ltd, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., entered into a series of VIE agreements with Jilin Chuangyuan Chemical Co., Ltd and its equity holders to obtain control and become the primary beneficiary of Jilin Chuangyuan Chemical Co., Ltd. The Company consolidated Jilin Chuangyuan Chemical Co., Ltd’s accounts as its VIE. Under the VIE agreements, the Company issued an aggregate of 3,300,000 shares of common stock of the Company to the equity holders of Jilin Chuangyuan Chemical Co., Ltd in exchange for the transfer of 75% of the equity interest of Jilin Chuangyuan Chemical Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd. The significant terms of these VIE agreements are summarized in “Note 2 - Summary of Significant Accounting Policies” above.

The Company’s acquisition of Jilin Chuangyuan Chemical Co., Ltd was accounted for as a business combination following ASC 805. The Company has allocated the purchase price of Jilin Chuangyuan based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities taken at the acquisition date following the business combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, and intangible assets identified as of the acquisition date and considered several other available factors. Acquisition-related costs incurred for the acquisitions are not material and expensed as incurred in general and administrative expenses.

The following table sets forth the unaudited pro forma condensed combined balance sheet for the purpose of providing a brief description of the respective identifiable assets and liabilities of the two companies and the impact on the overall statement of PLAG assuming that the merger date was on December 31, 2020.

Planet Green Holdings Corp.

Unaudited Pro Forma Condensed Combined Balance Sheet

AS OF DECEMBER 31, 2020

(Stated in US Dollars)

	PLAG	JSSH	JLCY	Adjustments	Combined
ASSETS
Cash	$3,415,751	$21,973	$95,237	$-	$3,532,961
Accounts receivable	835,384	-	868,874	-	1,704,258
Advances and prepayments to suppliers	5,922,562	298,381	388,349	-	6,609,292
Other receivables and other current assets	1,091,815	282878	123,969	-	1,498,663
Due from related parties	-	-	212,594	-	212,594
Inventory	2,251,628	400,012	581,569	-	3,233,209

Total Current Assets	13,517,140	1,003,245	2,270,593	-	16,790,977

Property, plant and equipment, net.	4,596,637	4,021,195	11,109,220	-	19,727,053
Intangible assets, net	1,516,467	12,893	2,149,910	-	3,679,269
Right-of-use assets	-	976,605	-	-	976,605
Other assets and goodwill	2,340,111	-	-	4,220,888	6,560,999
Deferred Tax Asset	-	728,743	415,154	-	1,143,897

Total Non-Current Assets	8,453,215	5,739,436	13,674,284	4,220,888	32,087,823

Total Assets	$21,970,355	$6,742,680	$15,944,877	$4,220,888	$48,878,800

LIABILITIES, MINORITY INTEREST & STOCKHOLDERS’ EQUITY

Liabilities

Short term loans	$-	$459,235	$3,826,934	$-	$4,286,169
Accounts payable	1,302,850	153,439	575,495	-	2,031,784
Customer advances and deposits	241,893	6,904	291,655	-	540,452
Other payable	1,848,598	1,071,967	2,722,428	-	5,642,993
Due to related parties	19,850	-	765,387	-	785,237
Taxes payable	198,683	-	1,073	-	199,756
Deferred tax liabilities	15,682	-	73,477	-	89,159
Lease payables	-	406,410	-	-	406,410

Total Current Liabilities	3,627,556	2,097,954	8,256,449	-	13,981,959

Long term debt	31,364	-	-	-	31,364
Long term payable	-	-	1,162,355	-	1,162,355
Lease payables-non current	-	425,715	-	-	425,715
Total Non-Current Liabilities	31,364	425,715	1,162,355	-	1,619,434

Total Liabilities	$3,658,919	$2,523,669	$9,418,804	$-	$15,601,392

Stockholders’ Equity
Registered capital	$-	$4,710,254	$9,280,493	$(13,990,747)	$-
Common stock	11,810	-	-	5,500	17,310
Additional paid in capital	95,659,360	-	-	15,941,766	111,601,126
Statutory reserves	-	-	-	-	-
Retained earnings	(84,331,897)	(281,646)	(2,129,776)	-	(86,743,319)
Accumulated other comprehensive income	6,972,163	(209,597)	(624,645)	-	6,137,921
Total stockholders’ equity	18,311,436	4,219,011	6,526,073	1,956,519	31,013,038

Non-controlling interest	-	-	-	2,264,370	2,264,370

Total Equity	$18,311,436	$4,219,011	$6,526,073	$4,220,888	$33,277,408

Total Liabilities & Stockholders’ Equity	$21,970,355	$6,742,680	$15,944,877	$4,220,888	$48,878,800