Form 10-Q
period 2021-03-31
Planet Green Holdings Corp.
filed 2021-05-17
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

The number of outstanding shares of the registrant’s common stock as of May 10, 2021 was 20,009,930.

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”).

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

i

PART I

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	“China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong, Macau and Taiwan for the purposes of this report only).

●	“Lucky Sky HK” refers to Lucky Sky Holdings Corporations (HK) Limited, a company incorporated in Hong Kong and formerly known as JianShi Technology Holding Limited.

●	“Lucky Sky Planet Green” refers to Lucky Sky Planet Green Holdings Co., Limited, a company incorporated in Hong Kong.

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

ITEM 1. FINANCIAL STATEMENTS

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND DECEMBER 31, 2020

(Stated in US Dollars)

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AT MARCH 31, 2021AND DECEMBER 31, 2020

(Stated in US Dollars)

	31 March, 2021	31 December, 2020
Assets
Current assets
Cash and cash equivalents	$1,467,025	$3,415,751
Trade receivables, net	1,669,689	835,384
Note receivable	15,218	-
Inventories	3,532,651	2,251,628
Advances and prepayments to suppliers	7,166,576	5,922,562
Other receivables and other current assets	5,117,028	1,091,815
Related party receivable	1,885,289	-
Total current assets	$20,853,476	$13,517,140

Non-current assets
Plant and equipment, net	17,067,974	4,596,637
Intangible assets, net	3,609,212	1,516,467
Construction in progress, net	2,148,130	-
Deferred tax assets	1,137,163	-
Goodwill	6,455,321	2,340,111
Right-of-use assets	871,949	-
Total Assets	$52,143,225	$21,970,355

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$4,260,953	$-
Accounts payable	1,826,563	1,302,850
Taxes payable	66,866	198,683
Accrued liabilities and other payables	4,355,036	1,848,598
Customers deposits	863,687	241,893
Related party payable	1,380,096	19,850
Lease payable-current portion	408,731	-
Deferred income	84,702	15,682
Total current liabilities	$13,246,634	$3,627,556

Lease payable- non-current	$428,146	$-
Long-term payables	281,215	31,364
Total Liabilities	$13,955,996	$3,658,919

Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 20,009,930 and 11,809,930 shares issued and outstanding as of March 31, 2021 and December 31, 2020 respectively	20,010	11,810
Additional paid-in capital	115,216,160	95,659,360
Accumulated deficit	(85,720,360)	(84,331,897)
Accumulated other comprehensive income	6,526,680	6,972,163
Non-controlling interests	2,144,739	-
Total Stockholders’ Equity	$38,187,229	$18,311,436
Total Liabilities and Stockholders’ Equity	$52,143,225	$21,970,355

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Stated in US Dollars)

	31 March,	31 March,
	2021	2020

Net revenues	$2,236,143	$834,711
Cost of revenues	2,030,575	852,069
Gross profit	205,568.87	(17,358)

Operating expenses:
Selling and marketing expenses	224,519	7,845
General and administrative expenses	1,562,213	422,579
Total operating expenses	1,786,732	430,424

Operating loss	(1,581,163)	(447,782)

Other income (expenses):
Interest income (expense), net	(109,502)	860
Other income	199,475	414
Other expenses	(126)	(143,287)
Total other (expenses) income	89,847	(142,013)

Loss before income taxes	(1,491,316)	(589,795)

Provision for income taxes	-	-

Net (loss) income	(1,491,316)	(589,795)

Net loss attributable to non-controlling interest	(102,853)	-

Net loss attributable to common shareholders	(1,388,463)	(589,795)

Net loss	$(1,491,316)	$(589,795)

Other comprehensive loss:
Foreign currency translation loss attributable to non-controlling interest	(9,526)	-
Foreign currency translation gain (loss) attributable to common shareholders	165,069	(306,027)
Comprehensive loss	$(1,335,774)	$(895,822)

Loss per share attributable to common shareholders - Basic and diluted	$(0.08)	$(0.07)
Basic and diluted weighted average shares outstanding	16,729,930	7,996,121

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Stated in US Dollars)

							Accumulated
			Additional				Other	Non-
	Number of	Common	Paid-in	Statutory		Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves		Deficit	Income	Interests	Total

Balance, January 1, 2020	7,877,765	7,878	85,803,421	-		(73,280,734)	8,203,941	-	20,734,506
Net income	-	-	-	-		(589,795)	-	-	(589,795)
Issuance of common stock for cash	1,350,000	1,350	3,508,650		-	-	-	-	3,510,000
Foreign currency translation adjustment	-	-	-	-		-	(306,027)	-	(306,027)
Balance, March 31, 2020	9,227,765	9,228	89,312,071	-		(73,870,529)	7,897,914	-	23,348,684

Balance, January 1, 2021	$11,809,930	$11,810	$95,659,360	$-		$(84,331,897)	$6,972,163	$-	$18,311,436
Net income	-	-	-	-		(1,388,463)	-	(102,853)	(1,491,316)
Issuance of shares for acquisition	5,500,000	5,500	12,809,500	-		-	-	-	12,815,000
Issuance of common stock for cash	2,700,000	2,700	6,747,300	-		-	-	-	6,750,000
Acquiring subsidiaries	-	-	-	-		-	(445,483)	2,257,118	1,811,636
Foreign currency translation adjustment	-	-	-	-		-	-	(9,526)	(9,526)
Balance, March 31, 2021	$20,009,930	$20,010	$115,216,160	$-		$(85,720,360)	$6,526,680	$2,144,739	$38,187,229

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(STATED IN US DOLLARS)

	March 31,	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(1,491,316)	$(589,795)
Bad debt expenses	79,558	2,098
Amortization	47,566	34,270
Depreciation	515,439	132,554
Acquisition of subsidiaries	(4,587,400)	-
Accounts and other receivables	(3,722,118)	(643,396)
Inventory	(303,125)	(361,379)
Prepayments and other current assets	(343,097)	(3,192,485)
Payables and other current liabilities	118,354	(1,843,031)
Net cash used in operating activities	$(9,686,139)	$(6,461,158)

Cash flows from investing activities
Purchase of plant and equipment and construction in progress	(121,053)	(287,573)
Purchase of intangible assets	(47,566)	-
Net cash used in investing activities	$(168,619)	$(287,573)

Cash flows from financing activities
Proceeds from issuance of common stock	6,750,000	3,510,000
Changes in related party balances, net	1,633,888	(75,942)
Net cash provided by financing activities	$8,383,888	$3,505,099

Net decrease in cash and cash equivalents	(1,470,869)	(3,243,632)

Effect of foreign currency translation on cash and cash equivalents	(477,857)	(41,718)

Cash and cash equivalents–beginning of year	3,415,751	7,403,323

Cash and cash equivalents–end of year	$1,467,025	$4,117,973

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND DECEMBER 31, 2020
(Stated in U.S. Dollars)

1. Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”) is a holding company incorporated in Nevada. We are engaged in various businesses through our subsidiaries and controlled entities in China.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $1,491,316 for the three months ended March 31, 2021. As of March 31, 2021, the Company had an accumulated deficit of $85,720,360; its net cash used in operating activities for the three months ended March 31, 2021 was $9,686,139.

These factors raise substantial doubt on the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan for the Company’s continued existence is dependent upon management’s ability to execute the business plan, develop the plan to generate profit; additionally, Management may need to continue to rely on private placements or certain related parties to provide funding for investment, for working capital and general corporate purposes. If management is unable to execute its plan, the Company may become insolvent.

2. Summary of Significant Accounting Policies

Method of accounting

Management has prepared the accompanying financial statements and these notes according to generally accepted accounting principles in the United States of America; the Company maintains its general ledger and journals with the accrual method accounting.

Principles of consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Company, and its subsidiaries, which are listed below:

The accompanying consolidated financial statements reflect the activities of Planet Green Holdings Corp. and each of the following entities:

Name	Place of incorporation	Ownership
Planet Green Holdings Corporation (BVI)	The British Virgin Islands	100% owned by Planet Green Holdings Corp (Nevada)
Lucky Sky Planet Green Holdings Co., Limited.	Hong Kong	100% owned by Planet Green Holdings Corp (BVI)
Jiayi Technologies (Xianning) Co., Ltd.	PRC	100% owned by Lucky Sky Planet Green Holdings
Fast Approach Inc.	Canada	100% owned by Planet Green Holdings Corp (BVI)
Shanghai Shuning Advertising Co., Ltd.	PRC	100% owned by Fast Approach Inc.
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd	PRC	VIE of Jiayi Technologies (Xianning) Co., Ltd
Jilin Chuangyuan Chemical Co., Ltd	PRC	VIE of Jiayi Technologies (Xianning) Co., Ltd.
Xianning Bozhuang Tea Products Co., Ltd.	PRC	VIE of Jiayi Technologies (Xianning) Co., Ltd

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

On June 5, 2020, the Planet Green Holdings Corporation (BVI) acquired all of the outstanding equity interests of Fast Approach Inc. It was incorporated under Canada’s laws and the operation of a demand-side platform targeting the Chinese education market in North America.

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

On December 9, 2020, Lucky Sky Petrochemical Technology (Xianning) Co., Ltd. changed its name to Jiayi Technologies (Xianning) Co., Ltd.

On January 6, 2021, Planet Green Holdings Corporation (Nevada) issued an aggregate of 2,200,000 shares of common stock of the Company to the equity holders of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd in exchange for the transfer of 85% of the equity interest of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd.

On March 9, 2021, Planet Green Holdings Corporation (Nevada) issued an aggregate of 3,300,000 shares of common stock of the Company to the equity holders of Jilin Chuangyuan Chemical Co., Ltd in exchange for the transfer of 75% of the equity interest of Jilin Chuangyuan Chemical Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd.

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

On May 14, 2019, through Shanghai Xunyang, the Company entered into a series of VIE agreements with Xianning Bozhuang and its equity holders to obtain control. It became the primary beneficiary of Xianning Bozhuang. The Company consolidated Xianning Bozhuang’s accounts as its VIE.

On December 20, 2019, we sold 100% of equity interest in Shanghai Xunyang and terminated its VIE agreements with Xianning Bozhuang, Shenzhen Lorain, and Taishan Muren.

On December 20, 2019, through Lucky Sky Petrochemical, the Company entered into exclusive VIE agreements (“VIE Agreements”) with Taishan Muren, Xianning Bozhuang, and Shenzhen Lorain, as well as their shareholders, which give the Company the ability to substantially influence those companies’ daily operations and financial affairs and appoint their senior executives. The Company is considered the primary beneficiary of these operating companies, and it consolidates their accounts as VIEs.

On September 6, 2020, it terminated its VIE agreements with Shenzhen Lorain and Taishan Muren.

On January 6, 2021, through Jiayi Technologies (Xianning) Co., Ltd, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd, the Company entered into exclusive VIE agreements (“VIE Agreements”) with Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd, as well as their shareholders, which give the Company the ability to substantially influence those companies’ daily operations and financial affairs and appoint their senior executives. The Company is considered the primary beneficiary of these operating companies, and it consolidates their accounts as VIEs.

On March 9, 2021, through Jiayi Technologies (Xianning) Co., Ltd, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd, the Company entered into exclusive VIE agreements (“VIE Agreements”) with Jilin Chuangyuan Chemical Co., Ltd, as well as their shareholders, which give the Company the ability to substantially influence those companies’ daily operations and financial affairs and appoint their senior executives. The Company is considered the primary beneficiary of these operating companies, and it consolidates their accounts as VIEs.

Use of estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available when the estimates are made; however, actual results could differ materially from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Investment securities

The Company classifies securities it holds for investment purposes into trading or available-for-sale. Trading securities are bought and held principally to sell them in the near term. All securities not included in trading securities are classified as available-for-sale.

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

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged as an expense to the statement of income and comprehensive income, and a new cost basis for the security is established. To determine whether the impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and believes whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

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

Inventories

Inventories consist of raw materials and finished goods stated at the lower of cost or market value. Finished goods are comprised of direct materials, direct labor, inbound shipping costs, and allocated overhead. The Company applies the weighted average cost method to its inventory.

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

	03/31/2021	12/31/2020	03/31/2020
Period-end US$: CDN$ exchange rate	1.2624	1.2754	1.3612
Period-end US$: RMB exchange rate	6.5713	6.5326	7.0851
Period average US$: CDN$ exchange rate	1.2658	1.3409	1.3624
Period average US$: RMB exchange rate	6.4844	6.8996	6.9790

The RMB is not freely convertible into foreign currencies, and all foreign exchange transactions must be conducted through authorized financial institutions.

Revenue recognition

The Company adopted ASC 606 “Revenue Recognition.” It recognized revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The Company derives its revenues from selling high-grade synthetic fuel products, industrial formaldehyde solution, urea-formaldehyde pre-condensate (UFC), methylal, urea-formaldehyde glue for environment-friendly artificial board chemicals, and tea products. The Company applies the following five steps to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and;

●	Recognize revenue as the performance obligation is satisfied.

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

Lease

Effective December 31, 2018, Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component.

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as the Company does not have reasonable certainty at lease inception that these options will be exercised. The Company generally considers the economic life of its operating lease ROU assets to be comparable to the useful life of similar owned assets. The Company has elected the short-term lease exception, therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Its leases generally do not provide a residual guarantee. The operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liabilities in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows.

As of March 31, 2020, there were approximately $0.87 million right of use (“ROU”) assets and approximately $0.84 million lease liabilities，the current and non-current portion were $0.41 million and $0.43 million respectively, based on the present value of the future minimum rental payments of leases, using incremental borrowing rate of 4.75% and 4.90% based on duration of lease terms.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recent accounting pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued, and (2) for all other entities for reporting periods for which financial statements have not however been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU would affect the Company’s financial statements.

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s balance sheets, statements of income, and comprehensive income and statements of cash flows.

3. Restricted Cash

Restricted cash represents interest bearing deposits placed with banks to secure banking facilities in the form of loans and notes payable. The funds are restricted from immediate use and are designated for settlement of loans or notes when they become due.

4. Variable interest entity (“VIE”)

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. If any, the variable interest holder that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. PLAG WOFE is deemed to have the controlling financial interest and be the primary beneficiary of Xianning Bozhuang Tea Products Co., Ltd, Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd because it has both of the following characteristics:

1)The power to direct activities at Xianning Bozhuang Tea Products Co., Ltd, Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd that most significantly impact such entity’s economic performance, and

2)The obligation to absorb losses of, and the right to receive benefits from Xianning Bozhuang Tea Products Co., Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd Ltd that could potentially be significant to such entity. Pursuant to the Contractual Arrangements, Xianning Bozhuang Tea Products Co., Ltd，Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd pay service fees equal to all of its net income to PLAG WFOE. At the same time, PLAG WFOE is obligated to absorb all of the Xianning Bozhuang Tea Products Co., Ltd’s, Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd’s and Jilin Chuangyuan Chemical Co., Ltd’s losses. The Contractual Arrangements are designed so that Xianning Bozhuang Tea Products Co., Ltd, Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd operate for the benefit of PLAG WFOE and ultimately, the Company. Accordingly, the accounts of Xianning Bozhuang Tea Products Co., Ltd, Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd are consolidated in the accompanying consolidated financial statements. In addition, those financial positions and results of operations are included in the Company’s consolidated financial statements.

The carrying amount of VIE’s consolidated assets and liabilities are as follows:

	03/31/2021	12/31/2020
Cash and cash equivalents	$183,321	$528,048
Note and Accounts receivable, net	1,684,160	835,384
Other receivables - third party	701,426	7,726,607
Inventories, net	3,532,651	2,251,628
Prepayments	2,171,262	1,215,089
Related party receivable	9,592,683	-
TOTAL CURRENT ASSETS	17,865,503	12,556,756

Plan and equipment, net	17,062,205	4,592,615
Intangible assets, net	3,584,105	1,491,614
Construction in progress, net	2,148,130	-
Deferred tax assets	1,137,163	-
Right-of-use assets	871,949	-
Total Non-Current Assets	24,803,552	6,084,229
TOTAL ASSETS	$42,669,054	$18,640,985

Short-term bank loans	$4,260,953	$-
Accounts payable	1,545,812	1,017,373
Advance from customer	510,305	213,469
Other payables and accrued liabilities	3,743,454	8,951,118
Related party payable	15,796,213	2,716,537
Taxes payable	66,866	171,231
Deferred income	68,860	-
Lease payable-current portion	408,731	-
TOTAL CURRENT LIABILITIES	26,401,194	13,069,728

Lease payable- non-current	428,146	-
Long term payable	249,531	-
TOTAL LIABILITIES	$27,078,871	$13,069,728

Paid-in capital	20,305,655	6,314,908
Accumulated deficit	(655,024)	(793,601)
Accumulated other comprehensive income	(4,060,447)	49,950
Total Equity	15,590,184	5,571,257
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,669,054	$18,640,985

5. Business Combination

Acquisition of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd

On January 4, 2021, Planet Green Holdings Corporation (Nevada) and its wholly-owned subsidiary Jiayi Technologies (Xianning) Co., Ltd, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., entered into a series of VIE agreements with Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd and its equity holders to obtain control and become the primary beneficiary of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. The Company consolidated Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd’s accounts as its VIE. According to the VIE agreements, Planet Green Holdings Corporation (Nevada) issued an aggregate of 2,200,000 shares of common stock of the Company to the equity holders of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd in exchange for the transfer of 85% of the equity interest of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd.

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

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd:

Total consideration at fair value	$4,730,000

Fair Value
Cash	$114,162
Accounts receivable, net	-
Inventories, net	584,119
Advances to suppliers	1,104,705
Other receivables	536,090
Right-of-use assets	1,044,933
Plant and equipment, net	3,867,906
Deferred tax assets	281,243
Goodwill	923,313
Total assets	$8,456,471

Short-term loan - bank	(440,522)
Lease payable-current portion	(406,376)
Accounts payable	(715,019)
Advance from customers	(627,128)
Other payables and accrued liabilities	(50,080)
Lease payable-non current portion	(818,446)
Income taxes payable	(217)
Total liabilities	(3,057,793)
Noncontrolling interest	(668,678)
Net assets acquired	$4,730,000

Approximately $0.92 million of goodwill arising from the acquisition consists mainly of synergies expected from combining the operations of the Company and Jingshan Sanhe. None of the goodwill is expected to be deductible for income tax purposes.

Acquisition of Jilin Chuangyuan Chemical Co., Ltd

On March 9, 2021, the Company and its wholly-owned subsidiary Jiayi Technologies (Xianning) Co., Ltd, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., entered into a series of VIE agreements with J Jilin Chuangyuan Chemical Co., Ltd and its equity holders to obtain control and become the primary beneficiary of Jilin Chuangyuan Chemical Co., Ltd. The Company consolidated Jilin Chuangyuan Chemical Co., Ltd’s accounts as its VIE. Under the VIE agreements, the Company issued an aggregate of 3,300,000 shares of common stock of the Company to the equity holders of Jilin Chuangyuan Chemical Co., Ltd in exchange for the transfer of 75% of the equity interest of Jilin Chuangyuan Chemical Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd. The significant terms of these VIE agreements are summarized in “Note 2 - Summary of Significant Accounting Policies” above.

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

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Jilin Chuangyuan Chemical Co., Ltd:

Total consideration at fair value	$8,085,000

Fair Value
Cash	$95,237
Accounts receivable, net	868,874
Inventories, net	581,569
Advances to suppliers	388,349
Other receivables	123,969
Related party receivable	212,594
Plant and equipment, net	11,109,220
Intangible assets, net	2,149,910
Deferred tax assets	415,154
Goodwill	3,191,897
Total assets	$19,136,773

Short-term loan - bank	(3,826,934)
Long term payable	(1,162,355)
Accounts payable	(575,495)
Advance from customers	(291,655)
Other payables and accrued liabilities	(2,815,356)
Related party payable	(765,387)
Income taxes payable	(1,073)
Total liabilities	(9,438,255)
Non controlling interest	(1,613,518)
Net assets acquired	$8,085,000

Approximately $3.19 million of goodwill arising from the acquisition consists mainly of synergies expected from combining the operations of the Company and Jilin Chuangyuan Chemical Co., Ltd. None of the goodwill is expected to be deductible for income tax purposes.

6. Trade Receivables

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets, and wholesalers

	03/31/2021	12/31/2020
Trade accounts receivable	$1,795,396	$881,533
Less: Allowance for doubtful accounts	(125,707)	(46,149)
	$1,669,689	$835,384

Allowance for doubtful accounts:
Beginning balance	$(46,149)	$-
Additions to allowance	(79,558)	(46,149)
Bad debt written-off	-	-
Ending balance	$(125,707)	$(46,149)

7. Advances and prepayments to suppliers

Advances and prepayments include investment deposit to guarantee its investment contracts and advance payment to suppliers and vendors for the procurement of raw materials. Advances and prepayments consist of the following:

	03/31/2021	12/31/2020
Investment deposit	$3,043,538	$3,061,568
Payment to suppliers and vendors	4,123,038	2,860,994
Total	$7,166,576	$5,922,562

8. Inventories

Inventories consisted of the following as of March 31, 2021 and December 31, 2020

	03/31/2021	12/31/2020
Raw materials	$1,568,834	$240,468
Inventory of supplies	13,134	13,873
Work in progress	1,462,822	1,991,749
Finished goods	487,862	5,538
Total	$3,532,652	$2,251,628

9.	Plant and Equipment

Plant, and equipment consisted of the following as of March 31, 2021 and December 31, 2020:

	03/31/2021	12/31/2020
At Cost:
Buildings	$13,621,125	$3,952,207
Machinery and equipment	9,826,494	1,103,152
Office equipment	390,115	82,670
Motor vehicles	1,310,854	161,590
	25,148,588	5,299,619
Less: Impairment	(804,642)	-
Less: Accumulated depreciation	(7,275,972)	(702,982)
	17,067,974	4,596,637
Construction in progress	2,148,130	-
	$19,216,104	$4,596,637

Depreciation expense for the three months ended March 31, 2021 and 2020 was $508,625 and $132,554 respectively.

10. Intangible Assets

	03/31/2021	12/31/2020
At Cost:
Land use rights	3,234,394	801,170
Software licenses	72,203	56,949
Trademark	963,302	955,974
	$4,269,899	$1,814,093
Less: Accumulated amortization	(660,687)	(297,626)
	$3,609,212	$1,516,467

Amortization expense for the three months ended March 31, 2021 and 2020 was $46,937 and $34,276, respectively.

11. Related Parties Transaction

As of March 31, 2021 and December 31, 2020, the outstanding balance due from related parties is $1,885,289 and $Nil respectively.

As of March 31, 2021, the outstanding balances of $211,343 were due from Meihekou Chuangyuan Chemical Co., Ltd., controlled by Yongsheng Chen, a senior management and legal representative of Jilin Chuangyuan Chemical Co., Ltd.. The amounts are due on demand, non-interest bearing, and unsecured.

As of March 31, 2021, the outstanding balances of $1,673,946 were due from Yongsheng Chen, a senior management and legal representative of Jilin Chuangyuan Chemical Co., Ltd.. The amounts are due on demand, non-interest bearing, and unsecured.

As of March 31, 2021 and December 31, 2020, the outstanding balance due to related parties is $1,380,096 and $19,850 respectively.

The outstanding balance of $913,061 as of March 31, 2021 was due to the wife of the Yongsheng Chen, a senior management and legal representative of Chuangyuan Chemical Co., Ltd. The balance was advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

The outstanding balance of $467,035 as of March 31, 2021 was due to the senior managements of Chuangyuan Chemical Co., Ltd. The balance was advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

The outstanding balance of $19,850 as of December 31, 2020 was due to Yong Yang, an executive of a subsidiary, was advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

12. Goodwill

The changes in the carrying amount of goodwill by reportable segments are as follows:

Balance as of January 1, 2020	Fast	JSSH	JLCY
Goodwill acquired through acquisition	$4,679,940	$-	$-
Goodwill impairment	(2,339,829)	-	-
Balance as of December 31, 2020	2,340,111	-	-

Balance as of January 1, 2021	2,340,111	-	-
Goodwill acquired through acquisition	-	923,313	3,191,897
Goodwill impairment	-	-	-
Balance as of March 31, 2021	$2,340,111	$923,313	$3,191,897

13. Bank loans

The outstanding balances on short-term bank loans consisted of the following:

Lender	Maturities	Weighted average interest rate	31March,2021	31December, 2020
Rural Credit Cooperatives of Jilin Province, Jilin Branch	Due in November 2021	7.83%	3,804,422	-

Loan from Industrial And Commercial Bank Of China, Jingshan Branch	Due in April 2021	3.85%	456,531	-

Buildings and land use rights in the amount of $10,178,520 are used as collateral for Jiling Branch. The short-term bank loan which is denominated in Renminbi, was primarily obtained for general working capital.

Loan from Industrial And Commercial Bank Of China, Jingshan Branch was line on credit obtained for general working capital and was repaid at April 25,2021.

14. Equity

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

On January 4, 2021, the Company issued an aggregate of 2,200,000 shares of its common stock to the original shareholders of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd in exchange for the transfer of 85% of the equity interests of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd to the Company.

On January 26, 2021, the Company entered into a Securities Purchase Agreement, pursuant to which three individuals residing in the People’s Republic of China agreed to purchase an aggregate of 2,700,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $6,750,000, representing a purchase price of $2.50 per Share.

On March 9, 2021, the Company issued an aggregate of 3,300,000 shares of common stock of the Company to the original shareholder of Jilin Chuangyuan Chemical Co., Ltd in exchange for the transfer of 75% of the equity interest of Jilin Chuangyuan Chemical Co., Ltd to the Company.

As of March 31, 2021, there were 20,009,930 shares of common stock outstanding.

15. Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the three months ended March 31, 2021 and 2020:

	03/31/2021		03/31/2020
Loss attributed to PRC operations		$(1,491,316)		$(589,795)
Income attributed to BVI		-		-
Loss attributed to U.S. operations		-		-
Loss before tax		$(1,491,316)		$(589,795)

PRC Statutory Tax at 25% Rate		-		-
Non-deductible GAAP expenses in the PRC		-		-
Income tax		$-		$-

Per Share Effect of Tax Exemption
Effect of tax exemption granted		$-		$-
Weighted-Average Shares Outstanding Basic		16,729,930		7,996,121
Per share effect	$		$

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows as of March 31, 2021 and 2020:

	03/31/2021	03/31/2020
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Non-recognized deferred tax benefits in the PRC	(25)%	(25)%
The Company’s effective tax rate	0%	0%

16. Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the three months ended
	March 31,
	2021	2020
Loss from operations attributable to common stockholders	$(1,388,463)	$(589,795)

Basic and diluted (loss) earnings per share denominator:
Original Shares:	11,809,930	7,877,765
Additions from Actual Events -issuance of common stock for acquisition	2,126,667	-
Additions from Actual Events -issuance of common stock for cash	1,950,000	118,356
Additions from Actual Events -issuance of common stock for acquisition	843,333	-
Basic Weighted Average Shares Outstanding	16,729,930	7,996,121

Loss per share attributable to common stockholders - Basic and diluted	$(0.08)	$(0.07)
Weighted Average Shares Outstanding- Basic and diluted	$16,729,930	7,996,121

17. Concentrations

Customers Concentrations:

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2021 and 2020.

	For the periods ended
Customers	March 31, 2021		March 31, 2020
	Amount $	%	Amount $	%
A	466,724	21	-	-
B	417,102	19	-	-
C	336,214	15	-	-
D	-	-	785,012	94

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the three months ended March 31, 2021 and 2020.

	For the periods ended
Suppliers	March 31, 2021		March 31, 2020
	Amount $	%	Amount $	%
A	1,674,677	75	-	-
B	-	-	165,344	16
C	-	-	120,075	12

18. Segment reporting

The Company follows ASC 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s management evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations.

The Company’s main business segment and operations are Jingshan Sanhe, Jilin Chuangyuan, Xianning Bozhuang and Fast Approach. The Company’s unaudited condensed consolidated results of operations and unaudited condensed consolidated financial position from continuing operations are almost all attributable to Jingshan Sanhe, Jilin Chuangyuan, Xianning Bozhuang and Fast Approach. Accordingly, management believes that the unaudited condensed consolidated balance sheets and unaudited condensed statement of operations provide the relevant information to assess Jingshan Sanhe, Jilin Chuangyuan, Xianning Bozhuang and Fast Approach’s performance.

Segment reporting	03/31/2021	12/31/2020
Fast Approach and Shanghai Shuning	$547,956	$572,509
Xianning Bozhuang	10,877,676	11,968,553
Jingshan Sanhe	6,428,020	-
Jilin Chuangyuan	17,655,964	-
Jiayi Technologies (Xianning) Co., Ltd.	9,892,630	6,563,580
Planet Green Holdings Corporation (BVI)	-	-
Planet Green Holdings Corporation	4,734,554	853,486
Lucky Sky Planet Green Holdings Co., Limited (H.K.).	2,006,423	2,012,228
Total Assets	$52,143,225	$21,970,355

19. Risks

A.	Credit risk

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

20. Subsequent Events

On April 26, 2021, the Company has entered into a Share Purchase Agreement with three investors, Pursuant to the agreement, the Company will receive gross proceeds of $7,600,000 in the aggregate, in exchange for the issuance of an aggregate of 4,000,000 shares of the Company’s common stock, representing a purchase price of approximately $1.90 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

We are headquartered in Flushing, NY. After a series of acquisitions and dispositions in 2021 and 2020, our primary business, which is carried out by Jinshan Sanhe, Jilin Chuangyuan, Fast Approach Inc and Xianning Bozhuang, is:

●	To sell black tea product cultivation, packaging, and sales;

●	To sell high-grade synthetic fuel products

●	To sell formaldehyde, urea-formaldehyde glue, methylal, and clean fuel oil

●	Multimedia design and online advertising services;

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $1,491,316 for the three months ended March 31, 2021. As of March 31, 2021, the Company had an accumulated deficit of $85,720,360; its net cash used in operating activities for the three months ended March 31, 2021 was $9,686,139.

The Company plans to continue its expansion and investments, which will require continued improvements in revenue, net income, and cash flows.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table summarizes the results of our operations during the three-month periods ended March 31, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2021 compared to the three month period ended March 31, 2020:

	Three months ended		Increase /	Increase /
	March 31,		Decrease	Decrease
(In Thousands of USD)	2021	2020	($)	(%)
Net revenues	2,236	835	1,401	168
Cost of revenues	2,031	852	1,179	138
Gross profit	206	(17)	223	1,312
Operating expenses:
Selling and marketing expenses	225	8	217	2,713
General and administrative expenses	1,562	423	1,139	269
Operating loss	(1,581)	(448)	(1,133)	253
Interest and other income	90	1	89	8,900
Other expenses	(1)	(143)	142	(99)
Loss before tax	(1,491)	(590)	(901)	153
Income tax expense/(income)	-	-	-	N/A
Net loss	(1,491)	(590)	(901)	153

Revenue

Net Revenues. Our net revenues for the three months ended March 31, 2021 amounted to $2.24 million, which represents an increase of approximately $1.40 million, or 168%, from $0.84 million for the three months ended March 31, 2020. This increase was attributable to the acquisition of certain VIEs.

Cost of Revenues. During the three months ended March 31, 2021, we experienced an increase in cost of revenue of $1.2 million or 138%, in comparison to the three months ended March 31, 2020, from approximately $0.85 million to $2.03 million. This increase was mainly due to the acquisition of certain VIEs.

Gross Profit. Our gross profit increased by $0.22 million, or more than 1,312%, to $0.21 million for the three months ended March 31, 2021 from negative $0.02 million for the three months ended March 31, 2020. This increase was mainly due to the reasons mentioned above, attributable to the acquisition of certain VIEs.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $0.22 million, or more than 2,713%, to $0.23 million for the three months ended March 31, 2021 from $0.01 million for the three months ended March 31, 2020. This increase was mainly due to our effort to expand our business and the acquisition of certain VIEs.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $1.14 million from $0.42 million to approximately $1.56 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This cost increase was mainly due to the increase in professional service fees and the acquisition of certain VIEs.

Net Loss

Our net loss increased by $0.90 million, or 153%, to a net loss of $1.49 million for three months ended March 31, 2021 from $0.59 million in net income for the three months ended March 31, 2020. Such increase was primarily the result of the acquisition of certain VIEs.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period in the fiscal year 2021, our primary sources of financing have been cash generated from operations and private placements.

On January 26, 2021, the Company entered into a Securities Purchase Agreement, pursuant to which three individuals residing in the People’s Republic of China agreed to purchase an aggregate of 2,700,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $6,750,000, representing a purchase price of $2.50 per Share.

Management anticipates that our existing capital resources and anticipated cash flows from operations are adequate to satisfy our liquidity requirements for the next 12 months. Our primary capital needs have been to fund our working capital requirements. In the past, our primary sources of financing have been cash generated from operations and private placements.

As of March 31, 2021, we had cash and cash equivalents of $1.47 million compared to $3.42 million as of December 31, 2020. The debt to assets ratio was 27% and 17% as of March 31, 2021 and December 31, 2020, respectively. We expect to continue to finance our operations and working capital needs in 2021 from cash generated from operations and, if needed, private financings. Suppose available liquidity is not sufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the Three Months Ended March 31,
(In thousands of U.S. dollars)	2021	2020
Net cash flows used in operating activities	(9,686)	(6,461)
Net cash flows used in investing activities	(169)	(288)
Net cash flows provided by financing activities	8,384	3,505
Net cash flow	(1,471)	(3,244)

Operating Activities

Net cash used in operating activities was $9.7 million and $6.5 million for the three months ended 2021 and 2020, respectively. The increase in net cash used in operating activities was mainly due to net loss of $1.5 million and adjusted by bad debt expenses, depreciation and amortization of $0.6 million, an increase of $3.8 million in accounts and other receivables, an increase of $0.3 million in the prepayments and other current assets, an increase of $0.1 million from payables and other current liabilities, an increase in inventory of $0.3 million and the adjustment of the net effect of acquisition of subsidiaries.

Investing Activities

Net cash used in investing activities for three months ended 2021 was $0.2 million, representing a decrease of $0.1 million in net cash used in investing activities from $0.3 million for the same period of 2020. This is mainly due to the reduction in investment in fixed assets.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021, was $8.4 million, representing an increase of $4.9 million in net cash provided by financing activities from $3.5 million for the same period of 2020. This is mainly due to an increase in proceeds from issuance of common stock and an increase in financing from related parties.

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

As of March 31, 2021, there were no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting.

The material weakness and significant deficiency identified by our management as of March 31, 2021 relates to the ability of the Company to record transactions and provide disclosures in accordance with GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date : May 17, 2021

PLANET GREEN HOLDINGS CORP.

/s/ Bin Zhou
Bin Zhou
Chief Executive Officer
(Principal Executive Officer)

/s/ Lili Hu
Lili Hu
Chief Financial Officer
(Principal Financial and Accounting Officer)