Form 10-Q
period 2021-06-30
Planet Green Holdings Corp.
filed 2021-08-13
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

The number of outstanding shares of the registrant’s common stock as of August 13, 2021 was 29,681,930.

i

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

ii

PART I

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	“China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong, Macau and Taiwan for the purposes of this report only).

●	“Lucky Sky HK” refers to Lucky Sky Holdings Corporations (HK) Limited, a company incorporated in Hong Kong and formerly known as JianShi Technology Holding Limited.

●	“Lucky Sky Planet Green” refers to Lucky Sky Planet Green Holdings Co., Limited, a company incorporated in Hong Kong.

●	“Jiayi Technologies” or “WFOE” refers to Jiayi Technologies (Xianning) Co., Ltd, a PRC limited liability company and a wholly foreign-owned enterprise, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co.

●	“Fast Approach” refers to Fast Approach Inc., a corporation incorporated under the laws of Canada.

●	“Jilin Chuangyuan” refers to Jilin Chuangyuan Chemical Co., Ltd., a PRC limited liability company.

●	“Jinshan Sanhe Luckysky” refers to Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., a PRC limited company.

●	“Xianning Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

●	“Shanghai Shuning” refers to Shanghai Shuning Advertising Co., Ltd, a PRC limited liability company.

●	“Shenzhen Lorain” refers to Lorain Food Stuff (Shenzhen) Co., Ltd., a PRC limited liability company.

●	“Anhui Ansheng” refers to Anhui Ansheng Equitpment Co., Ltd., a PRC limited liability company.

●	“Taishan Muren” refers to Taishan Muren Agriculture Co. Ltd., a PRC limited liability company.

●	“PLAG,” “we,” “us”, “our” and the “Company” refer to Planet Green Holdings Corp., a Nevada corporation, and except where the context requires otherwise, our wholly-owned subsidiaries and VIEs.

●	“RMB” refers to Renminbi, the legal currency of China.

●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

●	“VIE” refers to variable interest entity.

ITEM 1. FINANCIAL STATEMENTS

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND DECEMBER 31, 2020

(Stated in US Dollars)

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AT JUNE 30, 2021 AND DECEMBER 31, 2020

(Stated in US Dollars)

	30 June, 2021	31 December, 2020
Assets
Current assets
Cash and cash equivalents	$1,445,606	$3,415,751
Trade receivables, net	1,925,379	835,384
Inventories	3,620,912	2,251,628
Advances and prepayments to suppliers	7,262,730	5,922,562
Other receivables and other current assets	4,957,617	1,091,815
Related party receivable	1,917,741	-
Total current assets	$21,129,985	$13,517,140

Non-current assets
Plant and equipment, net	16,934,109	4,596,637
Intangible assets, net	3,616,526	1,516,467
Construction in progress, net	2,204,466	-
Prepayment for real-estates investments	7,244,470	-
Deferred tax assets	1,156,737	-
Goodwill	6,455,321	2,340,111
Right-of-use assets	784,747	-
Total Assets	$59,526,361	$21,970,355

Liabilities and Stockholders
Current liabilities
Short-term bank loans	$4,382,685	$-
Accounts payable	1,849,130	1,302,850
Taxes payable	173,808	198,683
Accrued liabilities and other payables	4,916,938	1,848,598
Customers deposits	409,823	241,893
Related party payable	1,586,878	19,850
Lease payable-current portion	420,619	-
Deferred income	65,788	15,682
Total current liabilities	$13,805,669	$3,627,556

Lease payable- non-current	$438,881	$-
Long-term payables	124,612	31,364
Total Liabilities	$14,369,162	$3,658,919

Stockholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 24,009,930 and 11,809,930 shares issued and outstanding as of June 30, 2021 and December 31, 2020 respectively	24,010	11,810
Additional paid-in capital	122,201,609	95,659,360
Accumulated deficit	(86,794,375)	(84,331,897)
Accumulated other comprehensive income	7,640,048	6,972,163
Non-controlling interests	2,085,907	-
Total Stockholders’ Equity	$45,157,199	$18,311,436
Total Liabilities and Stockholders’ Equity	$59,526,361	$21,970,355

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Stated in US Dollars)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues	$4,876,504	$471,441	$7,112,647	$1,306,152
Cost of revenues	4,586,442	287,907	6,617,017	1,139,976
Gross profit	290,061	183,534	495,630	166,176

Operating expenses:
Selling and marketing expenses	296,097	18,928	520,616	26,773
General and administrative expenses	1,083,321	276,752	2,645,534	699,331
Research & Developing Expenses	22,221	-	22,221	-
Total operating expenses	1,401,639	295,680	3,188,371	726,104

Operating loss	(1,111,578)	(112,146)	(2,692,741)	(559,928)

Other income (expenses):
Interest income (expense), net	312,626	(1,268)	203,124	(408)
Other income	(438,404)	1,830	(238,929)	2,244
Other expenses	1,801	(6,090)	1,675	(149,377)
Total other (expenses) income	(123,977)	(5,528)	(34,130)	(147,541)

Loss before income taxes	(1,167,295)	(117,674)	(2,658,611)	(707,469)

Income tax expenses	-	-	147	-

Net (loss) income	(1,167,442)	(117,674)	(2,658,758)	(707,469)

Less: Net loss attributable to non-controlling interest	(93,427)	-	(196,280)	-

Net loss attributable to common shareholders	(1,074,015)	-	(2,462,478)	-

Net loss	$(1,167,442)	$(117,674)	$(2,658,758)	$(707,469)

Foreign currency translation adjustment	537,411	14,203	692,954	(291,824)

Total comprehensive loss	$(630,031)	$(103,471)	$(1,965,804)	$(999,293)

Less: Comprehensive loss attribute to non-controlling interest	(58,832)	-	(171,212)	-
Comprehensive loss attribute to common share holders	(571,198)	(103,471)	(1,794,593)	(999,293)

Loss per common shareholders - Basic and diluted	$(0.05)	$(0.01)	$(0.12)	$(0.08)
Basic and diluted weighted average shares outstanding	23,698,819	9,227,765	20,213,245	8,332,697

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Stated in US Dollars)

						Accumulated
			Additional			Other	Non-
	Number of	Common	Paid-in	Statutory	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Reserves	Deficit	Income	Interests	Total

Balance, January 1, 2020	7,877,765	7,878	85,803,421	-	(73,280,734)	8,203,941	-	20,734,506
Net loss	-	-	-	-	(707,469)	-	-	(707,469)
Issuance of common stock for cash	1,350,000	1,350	3,508,650	-	-	-	-	3,510,000
Foreign currency translation adjustment	-	-	-	-	-	(291,824)	-	(291,824)
Balance, June 30, 2020	9,227,765	9,228	89,312,071	-	(73,988,203)	7,912,117	-	23,245,213

Balance, January 1, 2021	$11,809,930	$11,810	$95,659,360	$-	$(84,331,897)	$6,972,163	$-	$18,311,436
Net loss	-	-	-	-	(2,462,478)	-	(196,280)	(2,658,758)
Issuance of shares for acquisition	5,500,000	5,500	12,809,500	-	-	-	-	12,815,000
Issuance of common stock for cash	6,700,000	6,700	13,732,749	-	-	-	-	13,739,449
Acquiring subsidiaries	-	-	-	-	-	-	2,257,119	2,257,119
Foreign currency translation adjustment	-	-	-	-	-	667,886	25,068	692,954
Balance, June 30, 2021	$24,009,930	$24,010	$122,201,609	$-	$(86,794,375)	$7,640,049	$2,085,907	$45,157,199

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.

Unaudited Condensed Statements of Cash Flows

For the six months ended June 30, 2021 and 2020

(Stated in US Dollars)

	2021	2020
CASH FLOWS FROM OPFRATING ACTIVITIFS:
Net (loss) income	$(2,658,758)	$(707,469)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	951,935	167,501
Amortization	140,813	80,194
Bad debt expenses	81,574	2,083
Acquisition of subsidiaries	(3,705,336)	-
Account receivables	54,292	(1,517,409)
Inventory	(357,465)	(196,399)
Prepayments and deposit	(600,257)	(2,513,530)
Other receivables	(3,432,822)	-
Accounts payables	(73,189)	(1,588,906)
Advance from customer	145,769	-
Other payables and accruals	42,514	-
Taxes payable	(49,154)	-
Net cash used in operating activities	$(8,838,680)	$(6,273,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(310,702)	(332,394)
Purchase of real-estates	(7,231,361)	-
Net cash used in investing activities	$(7,542,063)	$(332,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short-term loan - bank	-	112,246
Changes in related party balances, net	142,643	(102,714)
Proceeds from issuance of common stock	13,739,449	3,510,000
Net cash provided by financing activities	$13,882,092	$3,519,532

Net increase (decrease) in cash and cash equivalents	(2,498,651)	(3,086,797)

Effect of foreign currency translation on cash and cash equivalents	528,506	(75,246)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,415,751	7,403,323

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,445,606	$4,241,280

Supplementary cash flow information:
Interest received	30,925	$170
Interest paid	234,048	$15,989

PLANET GREEN HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021 AND DECEMBER 31, 2020
(Stated in U.S. Dollars)

1. Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”) is a holding company incorporated in Nevada. We are engaged in various businesses through our subsidiaries and controlled entities in China.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $2,462,478 for the six months ended June 30, 2021. As of June 30, 2021, the Company had an accumulated deficit of $86,794,375; its net cash used in operating activities for the six months ended June 30, 2021 was $8,838,680.

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

Principles of consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Company, and its subsidiaries, which are listed below:

The accompanying consolidated financial statements reflect the activities of Planet Green Holdings Corp. and each of the following entities:

Name	Place of incorporation	Ownership
Planet Green Holdings Corporation (BVI)	The British Virgin Islands	100% owned by Planet Green Holdings Corp (Nevada)
Lucky Sky Planet Green Holdings Co., Limited	Hong Kong	100% owned by Planet Green Holdings Corp (BVI)
Jiayi Technologies (Xianning) Co., Ltd.	PRC	100% owned by Lucky Sky Planet Green Holdings
Fast Approach Inc.	Canada	100% owned by Planet Green Holdings Corp (BVI)
Shanghai Shuning Advertising Co., Ltd.	PRC	100% owned by Fast Approach Inc.
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.	PRC	VIE of Jiayi Technologies (Xianning) Co., Ltd.
Jilin Chuangyuan Chemical Co., Ltd.	PRC	VIE of Jiayi Technologies (Xianning) Co., Ltd.
Xianning Bozhuang Tea Products Co., Ltd.	PRC	VIE of Jiayi Technologies (Xianning) Co., Ltd.

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

On December 9, 2020, Lucky Sky Petrochemical Technology (Xianning) Co., Ltd. changed its name to Jiayi Technologies (Xianning) Co., Ltd.

On January 6, 2021, Planet Green Holdings Corporation (Nevada) issued an aggregate of 2,200,000 shares of common stock of the Company to the equity holders of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd in exchange for the transfer of 85% of the equity interest of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. to the Jiayi Technologies (Xianning) Co., Ltd.

On March 9, 2021, Planet Green Holdings Corporation (Nevada) issued an aggregate of 3,300,000 shares of common stock of the Company to the equity holders of Jilin Chuangyuan Chemical Co., Ltd. in exchange for the transfer of 75% of the equity interest of Jilin Chuangyuan Chemical Co., Ltd. to the Jiayi Technologies (Xianning) Co., Ltd.

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

On March 9, 2021, through Jiayi Technologies (Xianning) Co., Ltd, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., the Company entered into exclusive VIE agreements (“VIE Agreements”) with Jilin Chuangyuan Chemical Co., Ltd., as well as their shareholders, which give the Company the ability to substantially influence those companies’ daily operations and financial affairs and appoint their senior executives. The Company is considered the primary beneficiary of these operating companies, and it consolidates their accounts as VIEs.

Each of the VIE Agreements is described in detail below

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

Based on the foregoing contractual arrangements, The Company consolidates the accounts of Xianning Bozhuang Tea Products Co., Ltd, Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd in accordance with Regulation S-X-3A-02 promulgated by the Securities Exchange Commission (“SEC”), and Accounting Standards Codification (“ASC”) 810-10, Consolidation.

Use of estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclose the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available when the estimates are made; however, actual results could differ materially from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with three months or less original maturities to be cash equivalents.

Investment securities

The Company classifies securities it holds for investment purposes into trading or available-for-sale. Trading securities are bought and held principally to sell them in the near term. All securities not included in trading securities are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in the net income. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from net income and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available for sale securities are determined on a specific identification basis.

A decline in the market value of any available-for-sale security below cost deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged as an expense to the statement of income and comprehensive income, and a new cost basis for the security is established. To determine whether the impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and believes whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value after year-end, and forecasted performance of the investee.

Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

Trade receivables

Trade receivables are recognized and carried at the original invoice amount, less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when the collection of the total amount is no longer probable. Bad debts are written off as incurred.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. The Company conducts an annual assessment of its goodwill for impairment. If the carrying value of its goodwill exceeds its fair value, then impairment has been incurred; accordingly, a charge to the Company’s operations results will be recognized during the period. Impairment losses on goodwill are not reversed. Fair value is generally determined using a discounted expected future cash flow analysis.

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

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income following laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum equal to 50% of the enterprise’s PRC registered capital.

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

	06/30/2021	12/31/2020	06/30/2020
Period-end US$: CDN$ exchange rate	1.2400	1.2754	1.3656
Period-end US$: RMB exchange rate	6.4601	6.5326	7.0795
Period average US$: CDN$ exchange rate	1.2465	1.3409	1.3650
Period average US$: RMB exchange rate	6.4718	6.8996	7.0292

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

Income taxes

The Company accounts for income tax using an asset and liability approach and recognizes deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets. If it is more likely than not, these items will either expire before the Company can realize their benefits or uncertain future realization.

Comprehensive income

The Company uses Financial Accounting Standards Board (“FASB”) ASC Topic 220, “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders.

Earnings per share

The Company computes earnings per share (“EPS”) following ASC Topic 260, “Earnings per share.” Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per-share basis from the potential conversion of convertible securities or the exercise of options and or warrants; the dilutive impacts of potentially convertible securities are calculated using the as-if method; the potentially dilutive effect of options or warranties are computed using the treasury stock method. Potentially anti-dilutive securities (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS calculation.

Financial instruments

The Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities, and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosing the Company’s fair value of financial instruments. ASC Topic 825, “Financial Instruments,” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

Lease

Effective December 31, 2018, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that do not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component.

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

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liabilities in any tested asset group and it includes the associated operating lease payments in the undiscounted future pre-tax cash flows.

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

3. Restricted Cash

Restricted cash represents interest-bearing deposits placed with banks to secure banking facilities in the form of loans and notes payable. The funds are restricted from immediate use and are designated for the settlement of loans or notes when they become due.

4. Variable interest entity (“VIE”)

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. If any, the variable interest holder with a controlling financial interest in a VIE is deemed the primary beneficiary and must consolidate the VIE. PLAG WOFE is deemed to have the controlling financial interest and be the primary beneficiary of Xianning Bozhuang Tea Products Co., Ltd, Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd. because it has both of the following characteristics:

1) The power to direct activities at Xianning Bozhuang Tea Products Co., Ltd., Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd. that most significantly impact such entity’s economic performance, and

2) The obligation to absorb losses and the right to receive benefits from Xianning Bozhuang Tea Products Co., Ltd., Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd.that could potentially be significant to such entities. Under the Contractual Arrangements, Xianning Bozhuang Tea Products Co., Ltd.，Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd. pay service fees equal to all of its net income to PLAG WFOE. At the same time, PLAG WFOE is obligated to absorb all of the Xianning Bozhuang Tea Products Co., Ltd.’s, Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.’s and Jilin Chuangyuan Chemical Co., Ltd.’s losses. The Contractual Arrangements are designed to operate Xianning Bozhuang Tea Products Co., Ltd., Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd. for the benefit of PLAG WFOE and ultimately, the Company. Accordingly, the accounts of Xianning Bozhuang Tea Products Co., Ltd., Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd. are consolidated in the accompanying consolidated financial statements. In addition, those financial positions and results of operations are included in the Company’s consolidated financial statements.

The carrying amount of VIE’s consolidated assets and liabilities are as follows:

	06/30/2021	12/31/2020
Cash and cash equivalents	$619,776	$528,048
Accounts receivable, net	1,925,379	835,384
Other receivables	1,000,436	7,726,607
Inventories, net	3,620,912	2,251,628
Prepayments	2,032,708	1,215,089
Related party receivable	9,757,805	-
TOTAL CURRENT ASSETS	18,957,015	12,556,756

Plan and equipment, net	16,929,124	4,592,615
Intangible assets, net	3,596,542	1,491,614
Construction in progress, net	2,204,466	-
Deferred tax assets	1,156,737	-
Right-of-use assets	784,747	-
TOTAL ASSETS	$43,628,632	$18,640,985

Short-term bank loans	$4,334,298	$-
Accounts payable	1,567,938	1,017,373
Advance from customer	373,968	213,469
Other payables and accrued liabilities	4,310,582	8,951,118
Other payables - related party	16,826,621	2,716,537
Taxes payable	119,335	171,231
Deferred income	-	-
Lease payable-current portion	420,619	-
TOTAL CURRENT LIABILITIES	27,953,362	13,069,728

Lease payable- non-current	438,881	-
Long term payable	124,612	-
TOTAL LIABILITIES	$28,516,855	$13,069,728

Paid-in capital	20,305,655	6,314,908
Retained earnings	(4,590,235)	(793,601)
Accumulated other comprehensive income	(603,643)	49,950
Total Equity	15,111,778	5,571,257

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,628,632	$18,640,985

5. Business Combination

Acquisition of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.

On January 4, 2021, Planet Green Holdings Corporation (Nevada) and its wholly-owned subsidiary Jiayi Technologies (Xianning) Co., Ltd, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., entered into a series of VIE agreements with Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd and its equity holders to obtain control and become the primary beneficiary of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. The Company consolidated Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.’s accounts as its VIE. According to the VIE agreements, Planet Green Holdings Corporation (Nevada) issued an aggregate of 2,200,000 shares of common stock of the Company to the equity holders of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. in exchange for the transfer of 85% of the equity interest of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. to the Jiayi Technologies (Xianning) Co., Ltd.

The Company’s acquisition of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. was accounted for as a business combination following ASC 805. The Company has allocated the purchase price of Jingshan Sanhe based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities taken at the acquisition date following the business combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, and intangible assets identified as the acquisition date and considered several other available factors. Acquisition-related costs incurred for the acquisitions are not material and expensed as incurred in general and administrative expense.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.:

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

Acquisition of Jilin Chuangyuan Chemical Co., Ltd.

On March 9, 2021, the Company and its wholly-owned subsidiary Jiayi Technologies (Xianning) Co., Ltd., formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., entered into a series of VIE agreements with Jilin Chuangyuan Chemical Co., Ltd. and its equity holders to obtain control and become the primary beneficiary of Jilin Chuangyuan Chemical Co., Ltd. The Company consolidated Jilin Chuangyuan Chemical Co., Ltd.’s accounts as its VIE. Under the VIE agreements, the Company issued an aggregate of 3,300,000 shares of common stock of the Company to the equity holders of Jilin Chuangyuan Chemical Co., Ltd in exchange for the transfer of 75% of the equity interest of Jilin Chuangyuan Chemical Co., Ltd. to the Jiayi Technologies (Xianning) Co., Ltd. The significant terms of these VIE agreements are summarized in “Note 2 - Summary of Significant Accounting Policies” above.

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

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Jilin Chuangyuan Chemical Co., Ltd.:

Total consideration at fair value	$8,085,000

Fair Value
Cash	$95,237
Accounts receivable, net	868,874
Inventories, net	581,569
Advances to suppliers	388,349
Other receivables	123,969
Other receivables-RP	212,594
Plant and equipment, net	11,109,220
Intangible assets, net	2,149,910
Deferred tax assets	415,154
Goodwill	3,191,897
Total assets	$19,136,773

Short-term loan - bank	(3,826,934)
Long term payable	(1,162,355)
Accounts payable	(575,495)
Advance from customers	(291,655)
Other payables and accrued liabilities	(2,815,356)
Other payables-RP	(765,387)
Income taxes payable	(1,073)
Total liabilities	(9,438,255)
Non controlling interest	(1,613,518)
Net assets acquired	$8,085,000

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

	06/30/2021	12/31/2020
Trade accounts receivable	$2,053,250	$881,533
Less: Allowance for doubtful accounts	(127,871)	(46,149)
	$1,925,379	$835,384

Allowance for doubtful accounts:
Beginning balance	$(46,149)	$-
Additions to allowance	(81,722)	(46,149)
Bad debt written-off	-	-
Ending balance	$(127,871)	$(46,149)

7. Advances and prepayments to suppliers

Advances and prepayments include investment deposit to guarantee its investment contracts and advance payment to suppliers and vendors for the procurement of raw materials.

Prepayments consist of the following:

	06/30/2021	12/31/2020
Investment deposit	$2,294,082	$3,061,568
Prepayment to suppliers and vendors	4,968,648	2,860,994
Total	$7,262,730	$5,922,562

8. Other receivable

As of June 30, 2021, the balance of other receivables was $4,957,617. The balance was mainly derived from loans to Anhui Ansheng Petrochemical Equipment Co., Ltd.

9. Inventories

Inventories consisted of the following as of June 30, 2021 and December 31, 2020

	6/30/2021	12/31/2020
Raw materials	$1,508,116	$240,468
Inventory of supplies	12,425	13,873
Work in progress	1,608,457	1,991,749
Finished goods	491,914	5,538
Total	$3,620,912	$2,251,628

10. Plant and Equipment

Plant, and equipment consisted of the following as of June 30, 2021 and December 31, 2020:

	06/30/2021	12/31/2020
At Cost:
Buildings	$13,855,590	$3,952,207
Machinery and equipment	10,004,541	1,103,152
Office equipment	398,826	82,670
Motor vehicles	1,333,418	161,590
	25,592,375	5,299,619
Less: Impairment	(818,491)	-
Less: Accumulated depreciation	(7,839,775)	(702,982)
	16,934,109	4,596,637
Construction in progress	2,204,466	-
	$19,138,575	$4,596,637

Depreciation expense for the six months ended June 30, 2021 and 2020 was $ 953,660 and $ 132,554 respectively.

11. Intangible Assets

	06/30/2021	12/31/2020
At Cost:
Land use rights	3,290,456	801,170
Software licenses	73,495	56,949
Trademark	979,8843	955,974
	$4,343,834	$1,814,093

Less: Accumulated amortization	(727,308)	(297,626)
	$3,616,526	$1,516,467

Amortization expense for the six months ended June 30, 2021 and 2020 was $112,418 and $34,276, respectively.

12. Prepayment for real-estates investments

The Company purchased a real-estates, a commercial complex, for investments purpose. The company paid $7,244,470 for the commercial complex to the seller, Lucky Sky, on April 22, 2021.

13. Other payable

As of June 30, 2021, the balance of other payable was $4,916,938 in which $2,580,476 are payable to the former related party of Jilin Chuangyuan Chemical Co., Ltd. Other payables are those nontrade payables arising from transactions between the Company and certain third parties.

14. Related Parties Transaction

As of June 30, 2021 and December 31, 2020, the outstanding balance due to related parties is $1,586,878 and $19,850 respectively.

The outstanding balance of $1,114,534 as of June 30, 2021, was due to Ms. Yan Yan, the spouse of the legal representative of Jilin Chuangyuan Chemical Co., Ltd. The balance was advanced for working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

The outstanding balance of $309,593 as of June 30, 2021 was due to the senior managements of Jilin Chuangyuan Chemical Co., Ltd. The balance was advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

The outstanding balance of $140,000 as of June 30, 2021 was due to Zhou Bin, Chief Executive Officer and a shareholder of the company. The balance was advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

As of June 30, 2021 and December 31, 2020, the outstanding balance of Mr. Yang Yong, an executive of the subsidiary, was $22,751 and $19,850, respectively. The balance was advances for working capital of the Company, non-interest bearing, and unsecured, unless further disclosed.

As of June 30, 2021 and December 31, 2020, the outstanding balances due from the related parties were $1,917,741 and $0, respectively.

As of June 30, 2021, the outstanding balances of $214,981 were due from Meihekou Chuangyuan Chemical Co., Ltd., controlled by Yongsheng Chen, a senior management and legal representative of Jilin Chuangyuan Chemical Co., Ltd. The amounts are due on demand, non-interest bearing, and unsecured.

As of June 30, 2021, the outstanding balances of $1,702,760 were due from Yongsheng Chen, a senior management and legal representative of Jilin Chuangyuan Chemical Co., Ltd. The amounts are due on demand, non-interest bearing, and unsecured.

15.Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

Balance as of December 31, 2019	Fast	JSSH	JLCY
Goodwill acquired through acquisition	$4,679,940	$-	$-
Goodwill impairment	-2,339,829	-	-
Balance as of December 31, 2020	2,340,111	-	-
Goodwill acquired through acquisition	-	923,313	3,191,897
Balance as of June 30, 2021	$2,340,111	$923,313	3,191,897

16. Bank Loans

The outstanding balances on short-term bank loans consisted of the following:

Lender	Maturities	Weighted average interest rate	30 June, 2021	31 December, 2020
Rural Credit Cooperatives of Jilin Province, Jilin Branch	Due in November 2021	7.83%	3,869,909	-

Industrial and Commercial Bank Of China, Jingshan Branch	Due in December 2021	4,45%	464,389	-

Government of Canada	Due in December 2021	0%	48,387	-

Buildings and land use rights in the amount of $10,178,520 are used as collateral for Jiling Branch. The short-term bank loan which is denominated in Renminbi, was primarily obtained for general working capital.

Loan from Industrial And Commercial Bank Of China, Jingshan Branch was line on credit obtained for general working capital.

17. Equity

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

On January 4, 2021, the Company issued an aggregate of 2,200,000 shares of its common stock to the original shareholders of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. in exchange for the transfer of 85% of the equity interests of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. to the Company.

On January 26, 2021, the Company entered into a Securities Purchase Agreement, pursuant to which three individuals residing in the People’s Republic of China agreed to purchase an aggregate of 2,700,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $6,750,000, representing a purchase price of $2.50 per Share.

On March 9, 2021, the Company issued an aggregate of 3,300,000 shares of common stock of the Company to the original shareholder of Jilin Chuangyuan Chemical Co., Ltd. in exchange for the transfer of 75% of the equity interest of Jilin Chuangyuan Chemical Co., Ltd. to the Company.

On April 26, 2021, the Company has entered into a Share Purchase Agreement with three investors, Pursuant to the agreement, the Company will receive gross proceeds of $7,600,000 in the aggregate, in exchange for the issuance of an aggregate of 4,000,000 shares of the Company’s common stock, representing a purchase price of approximately $1.90 per share.

As of June 30, 2021, there were 24,009,930 shares of common stock outstanding.

18. Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the six months ended June 30, 2021 and 2020:

	06/30/2021	06/30/2020
Loss attributed to PRC operations	$(1,690,866)	$(585,269)
Loss attributed to U.S. and Canadian operations	(771,612)	(122,200)
Income attributed to BVI	-	-
Loss before tax	$(2,462,478)	$(707,469)

PRC Statutory Tax at 25% Rate	(615,620)	(176,867)
Effect of tax exemption granted	-	-
Valuation allowance	615,767	176,867
Income tax	$147	$-

Per Share Effect of Tax Exemption

Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	20,213,245	8,332,697
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows as of June 30, 2021 and 2020:

	06/30/2021	06/30/2020
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Non-recognized deferred tax benefits in the PRC	(25)%	(25)%
The Company’s effective tax rate	0%	0%

19. Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the six months ended
	June 30,
	2021	2020
Loss from operations attributable to common stockholders	$(2,462,478)	$(707,469.00)

Basic and diluted (loss) earnings per share denominator:
Original Shares:	11,809,930	7,877,765
Additions from Actual Events -issuance of common stock for acquisition	2,163,536	-
Additions from Actual Events -issuance of common stock for cash	2,327,072	-
Additions from Actual Events -issuance of common stock for acquisition	2,078,453	-
Additions from Actual Events -issuance of common stock for cash	1,834,254	454,932
Basic Weighted Average Shares Outstanding	20,213,245	8,332,697

Loss per share - Basic and diluted	(0.12)	(0.08)
Weighted Average Shares Outstanding- Basic and diluted	20,213,245	8,332,697

20. Concentrations

Customers Concentrations:

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2021 and 2020.

	For the periods ended
	June 30, 2021		June 30, 2020
Customers	Amount $	%	Amount $	%
A	1,317,909	19	-	-
B	1,066,376	15	-	-
C	1,000,797	14	-	-
D	-	-	164,884	15
E			442,956	41
F			474,807	44

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the six months ended June 30, 2021 and 2020.

	For the periods ended
	June 30, 2021		June 30, 2020
Suppliers	Amount $	%	Amount $	%
A	5,006,889	51	-	-
B	-	-	79,276	13
C	-	-	164,163	27
D	-	-	74,427	12
			119,217	20

21. Lease commitments

Effective December 31, 2018, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the package of practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. The impact of the adoption on December 31, 2018 increased the right-of-uses and lease liabilities by approximately $1.65 million.

The Company had a land, facilities and factory lease agreement with a 5-year lease term starting in April 2018 until April 2023. Upon adoption of ASU 2016-02, the Company recognized lease liabilities of approximately $1.65 million, with corresponding Right-of-Use ( ROU ) assets of the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.75%, which is determined using an incremental borrowing rate.

The weighted average remaining lease term of its existing leases is 1.83 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended June 30, 2021 and 2020, rent expenses amounted to $110,427 and $100,766, respectively.

For the six months ended June 30, 2021 and 2020, rent expenses amounted to $220,854 and $201,531, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended December 31,	Operating lease amount
2021	$220,854
2022	441,708
2023	147,236
Total lease payment	809,799
Less: interest	49,701
Present value of lease liabilities	$859,500

22. Segment reporting

The Company follows ASC 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s management evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations.

The Company’s main business segment and operations are Jingshan Sanhe, Jilin Chuangyuan, Xianning Bozhuang and Fast Approach. The Company’s consolidated results of operations and consolidated financial position from continuing operations are almost all attributable to Jingshan Sanhe, Jilin Chuangyuan, Xianning Bozhuang and Fast Approach. Accordingly, management believes that the consolidated balance sheets and statement of operations provide the relevant information to assess Jingshan Sanhe, Jilin Chuangyuan, Xianning Bozhuang and Fast Approach’s performance.

Segment reporting	06/30/2021	12/31/2020
Fast Approach and Shanghai Xunyang	$205,360	$572,509
Xianning Bozhuang	10,948,706	11,968,553
Jingshan Sanhe	6,788,281	-
Jilin Chuangyuan	18,051,581	-
Jiayi Technologies (Xianning) Co., Ltd.	16,897,275	6,563,580
Planet Green Holdings Corporation (BVI)	-	-
Planet Green Holdings Corporation	4,625,832	853,486
Lucky Sky Planet Green Holdings Co., Limited (H.K.).	2,009,326	2,012,228
Total Assets	$59,526,361	$21,970,355

23. Risks

A.	Credit risk

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

24. Subsequent Events

On July 15, 2021, Planet Green Holdings Corp and Jiayi Technologies (Xianning) Co., Ltd., a subsidiary of the Company, entered into a Share Exchange Agreement with Anhui Ansheng Petrochemical Equipment Co., Ltd., and each of shareholders of the Anhui Ansheng Petrochemical Equipment Co., Ltd., pursuant to which, among other things and subject to the terms and conditions contained therein, the Subsidiary agreed to effect an acquisition of the Anhui Ansheng Petrochemical Equipment Co., Ltd. by acquiring from the Sellers 66% of the outstanding equity interests of the Anhui Ansheng Petrochemical Equipment Co., Ltd. Anhui Ansheng Petrochemical Equipment Co., Ltd is engaged in researching, developing, and manufacturing insulation type explosion-proof skid-mounted refueling equipment, LNG cryogenic equipment, and SF double-deck oil storage tank and selling such products in China. On July 16, 2021, the Company closed the Acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

We are headquartered in Flushing, New York. After a series of acquisitions and dispositions in 2021 and 2020, our primary business, which is carried out by Jingshan Sanhe, Jilin Chuangyuan, Fast Approach Inc. and Xianning Bozhuang, is:

● To manufacture black tea products and distribute such products;

● To sell high-grade synthetic fuel products;

● To sell formaldehyde, urea-formaldehyde glue, methylal, and clean fuel oil;

● Multimedia design and online advertising services;

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $2,462,478 for the six months ended June 30, 2021. As of June 30, 2021, the Company had an accumulated deficit of $86,794,375; its net cash used in operating activities for the six months ended June 30, 2021 was $8,838,680.

The Company plans to continue its expansion and investments, which will require continued improvements in revenue, net income, and cash flows.

Results of Operations

Three Months Ended June 30, 2021 Compared to three months Ended June 30, 2020

The following table summarizes the results of our operations during the three-month periods ended June 30, 2021 and June 30, 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2021 compared to the three month period ended June 30, 2020:

	Three months ended		Increase /	Increase /
	June 30,		Decrease	Decrease
(In Thousands of USD)	2021	2020	($)	(%)
Net revenues	4,876	471	4,405	934
Cost of revenues	4,586	288	4,298	1,493
Gross profit	290	184	106	58
Operating expenses:
Selling and marketing expenses	296	19	277	1464
General and administrative expenses	1,105	277	829	291
Operating loss	(1,112)	(112)	(999)	891
Interest and other income	126	4	122	3050
Other expenses	(2)	(6)	4	(67)
Interest expense	-	(3)	3	(100)
Loss before tax	(1,167)	(118)	(1,049)	892
Income tax expense	-	-	-	-
Net loss	(1,167)	(118)	(1,049)	892

Net Revenues. Our net revenues for the three months ended June 30, 2021 amounted to $4.88 million, which represents an increase of approximately $4.41 million, or 934%, from 0.47 million for the three months ended June 30, 2020. This increase was attributable to the acquisition of certain subsidiaries and VIEs.

Cost of Revenues. During the three months ended June 30, 2021, we experienced an increase in cost of revenue of $4.30 million or 1493%, in comparison to the three months ended June 30, 2020, from approximately $0.3 million to $4.59 million. This increase was related to the acquisition of certain subsidiaries and VIEs.

Gross Profit. Our gross profit increased by $0.12 million, or 58%, to $0.29 million for the three months ended June 30, 2021 from $0.18 million for the three months ended June 30, 2020. This increase was mainly due to the reasons mentioned above, attributable to the acquisition of certain subsidiaries and VIEs.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $0.28 million, or 1464%, to $ 0.30 million for the three months ended June 30, 2021 from $0.02 million for the three months ended June 30, 2020. This increase was mainly due to our effort to expand our business.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $0.83 million from $0.28 million to approximately $1.11 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. This increase was mainly due to the increase in professional service fees for the acquisition of the VIEs.

Net Loss

Our net loss increased by $1.05 million, or 892%, to a net loss of $1.17 million for three months ended June 30, 2021 from a net loss of $0.12 million for the three months ended June 30, 2020. Such increase was primarily the result of the acquisition of certain subsidiaries and VIEs

Six Months Ended June 30, 2021 Compared to six months Ended June 30, 2020

The following table summarizes the results of our operations during the six-month periods ended June 30, 2021 and June 30, 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2021 compared to the six month period ended June 30, 2020:

	Six months ended		Increase /	Increase /
	June 30,		Decrease	Decrease
(In Thousands of USD)	2021	2020	($)	(%)
Net revenues	7,113	1,306	5,806	445
Cost of revenues	6,617	1,140	5,477	480
Gross profit	495	166	329	198
Operating expenses:
Selling and marketing expenses	521	27	494	1845
General and administrative expenses	2,668	699	1,968	278
Operating loss	(2,693)	(560)	(2,133)	381
Interest and other income	(36)	6	(42)	(700)
Other expenses	(2)	(149)	147	(100)
Interest expense	-	(5)	5	(100)
(Loss) income before tax	(2,659)	(707)	(1,952)	276
Income tax expense/(income)	-	-
Net (loss) income	(2,659)	(707)	(1,952)	276

Net Revenues. Our net revenues for the six months ended June 30, 2021 amounted to $7.11 million, which represents an increase of approximately $5.81 million, or 445%, from $1.31 million for the six months ended June 30, 2020. This increase was attributable to the acquisition of certain subsidiaries and VIEs.

Cost of Revenues. During the six months ended June 30, 2021, we experienced an increase in cost of revenue of $5.48 million or 480%, in comparison to the six months ended June 30, 2020, from approximately $1.14 million to $6.62 million. This increase was related to the acquisition of certain subsidiaries and VIEs and in line with an increase in revenue.

Gross Profit. Our gross profit increased by $0.33 million, or 198%, to $0.50 million for the six months ended June 30, 2021 from $0.17 million for the six months ended June 30, 2020. This increase was mainly due to the reasons mentioned above, attributable to the acquisition of certain subsidiaries and VIEs.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $0.49 million, or 1845%, to $0.52 million for the six months ended June 30, 2021 from $0.03 million for the six months ended June 30, 2020. This increase was mainly due to our effort to expand our business.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $1.95 million from $0.70 million to approximately $2.67 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. This cost increase was mainly due to the increase in professional service fees for the acquisition of the VIEs.

Net Loss

Our net loss increased by $1.95 million, or 276%, to a net loss of $2.66 million for six months ended June 30, 2021 from a net loss of $0.71 million for the six months ended June 30, 2020. Such increase was primarily the result of the acquisition of certain subsidiaries and VIEs

Liquidity and Capital Resources

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

As of June 30, 2021, we had cash and cash equivalents of $1.45 million compared to $3.45 million as of December 31, 2020. The debt to assets ratio was 24% and 17% as of June 30, 2021 and December 31, 2020, We expect to continue to finance our operations and working capital needs in 2021 from cash generated from operations and, if needed, private financings. Suppose available liquidity is not sufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the six months ended June 30,
(In thousands of U.S. dollars)	2021	2020
Net cash flows used in operating activities	(8,839)	(6,274)
Net cash flows used in investing activities	(7,542)	(332)
Net cash flows provided by financing activities	13,882	3,520

Operating Activities

Net cash used in operating activities was $8.84 million and $6.27 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in net cash used in operating activities was mainly due to an increase of $3.4 million in other receivables, an increase of $0.6 million in the prepayments and increase net loss from $0.71 million to $2.66 million.

Investing Activities

Net cash used in investing activities for six months ended June 30, 2021 was $7.5 million, representing an increase of $7.2 million in net cash used in investing activities from $0.33 million for the same period of 2020. This is mainly due to the purchase of a real-estates complex.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021, was $13.9 million, representing an increase of $10.4 million in net cash provided by financing activities from $3.52 million for the same period of 2020. This is mainly due to the proceeds from issuance of common stocks

Critical Accounting Policies

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

As of June 30, 2021, there were no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting. We have not identified additional material weaknesses since such time.

The material weakness and significant deficiency identified by our management as of June 30, 2021 related to the ability of the Company to record transactions and provide disclosures in accordance with GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of GAAP-based reporting is inadequate.

We have commenced providing GAAP training sessions to our accounting team. The training sessions are organized to help our corporate accounting team gain experience in GAAP reporting and to enhance their awareness of new and emerging pronouncements with potential impact over our financial reporting. We plan to continue to recruit experienced and professional accounting and financial personnel and participate in educational seminars, tutorials, and conferences and employ more qualified accounting staff in future.

Changes in Internal Controls over Financial Reporting.

During the six months ended June 30, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Notwithstanding the foregoing, the Company provides additional risk factor disclosures set forth below for investors to consider in connection with reviewing our businesses and considering investing in our securities.

We are a holding company with no material operations of our own, we conduct a substantial majority of our operations through our subsidiaries established in the PRC and operated as variable interest entities (VIE). We control and receive the economic benefits of our VIE’s business operations through certain contractual arrangements. If the PRC government deems that the VIE arrangements in relation to our VIEs do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

Planet Green is a Nevada company established in 1986 and is headquartered in Flushing, New York. We are a diversified technology and consumer products company with presence in North America and China through VIE entities.

On July 30, 2021, the Chairman of the SEC issued a statement highlighting potential issues resulting from recent China regulatory changes and guidance that may impact investors’ investments in China based entities. According to the SEC Chairman, the People’s Republic of China provided new guidance to and placed restrictions on China-based companies raising capital offshore, including through associated offshore shell companies. These developments include China government-led cybersecurity reviews of certain companies raising capital through offshore entities. This is relevant to U.S. investors. In a number of sectors in China, companies are not allowed to have foreign ownership and cannot directly list on exchanges outside of China. To raise money on such exchanges, many China-based operating companies are structured as Variable Interest Entities (VIEs). In such an arrangement, a China-based operating company typically establishes an offshore shell company in another jurisdiction, such as the Cayman Islands, to issue stock to public shareholders. For U.S. investors, this arrangement creates “exposure” to the China-based operating company, though only through a series of service contracts and other contracts. To be clear, though, neither the investors in the shell company’s stock, nor the offshore shell company itself, has stock ownership in the China-based operating company.”

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which took effect on January 1, 2020 and replaced three existing laws on foreign investments in China, namely, the PRC Equity Joint Venture Law, the PRC Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic invested enterprises in China. The Foreign Investment Law establishes the basic framework for the access to, and the promotion, protection and administration of foreign investments in view of investment protection and fair competition.

According to the China Foreign Investment Law, “foreign investment” refers to investment activities directly or indirectly conducted by one or more natural persons, business entities, or otherwise organizations of a foreign country (collectively referred to as “foreign investor”) within China, and the investment activities include the following situations: (i) a foreign investor, individually or collectively with other investors, establishes a foreign-invested enterprise within China; (ii) a foreign investor acquires stock shares, equity shares, shares in assets, or other like rights and interests of an enterprise within China; (iii) a foreign investor, individually or collectively with other investors, invests in a new project within China; and (iv) investments in other means as provided by laws, administrative regulations, or the State Council. The “variable interest entity” structure, or VIE structure, has been adopted by many PRC-based companies, including us, to obtain necessary licenses and permits in the industries that are currently subject to foreign investment restrictions in China. Under the Foreign Investment Law, variable interest entities that are controlled via contractual arrangement would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors. Therefore, for any companies with a VIE structure in an industry category that is included in the “negative list” as restricted industry, the VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC companies or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the variable interest entities will be treated as FIEs and any operation in the industry category on the “negative list” without market entry clearance may be considered as illegal.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, cyber security, environmental regulations, land use rights, property and other matters. The central or local governments of jurisdictions such a China may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations or require us to relinquish ownership rights in some or all of our VIEs.

Although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain permission and has not received any denial to list its securities on any U.S. securities exchange, it is uncertain when and whether the Company will be required to obtain permission from the PRC government to continue to list on U.S. exchanges in the future.

We rely on contractual arrangements with our VIEs and their shareholders for a large portion of our business operations. These arrangements may not be as effective as direct ownership in providing operational control. Any failure by our VIEs or their shareholders to perform their obligations under such contractual arrangements would have a material and adverse effect on our business.

We have relied and expect to continue relying on contractual arrangements with our VIEs and their shareholders to operate our businesses in China and generate revenues.

These contractual arrangements may not be as effective as direct ownership in providing us with control over our VIEs. For example, our VIEs and their shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. If we had direct ownership of our VIEs, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of our VIEs, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by our VIEs and their shareholders of their obligations under the contracts to exercise control over our VIEs. The shareholders of our consolidated VIEs may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the contractual arrangements with our VIEs.

If our VIEs or their shareholders fail to perform their respective obligations under the contractual arrangements, we may have difficulty in enforcing any rights the Company may have under the VIE Agreements in PRC and have to incur substantial costs and expend additional resources to enforce such arrangements. For example, if the shareholders of our VIEs refuse to transfer their equity interest in our VIEs to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they otherwise act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations. In addition, if any third parties claim any interest in such shareholders’ equity interests in our VIEs, our ability to exercise shareholders’ rights or foreclose the share pledge according to the contractual arrangements may be impaired. If these or other disputes between the shareholders of our VIEs and third parties were to impair our control over our VIEs, our ability to consolidate the financial results of our VIEs would be affected, which would in turn result in a material adverse effect on our business, operations and financial condition.

There are uncertainties under the PRC laws relating to the procedures for U.S. regulators to investigate and collect evidence from companies located in the PRC.

According to Article 177 of the newly amended PRC Securities Law which became effective in March 2020 (the “Article 177”), the securities regulatory authority of the PRC State Council may collaborate with securities regulatory authorities of other countries or regions in order to monitor and oversee cross border securities activities. Article 177 further provides that overseas securities regulatory authorities are not allowed to carry out investigation and evidence collection directly within the territory of the PRC, and that any Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to overseas agencies without prior consent of the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council.

Our principal business operation are conducted in the PRC. In the event that the U.S. regulators carry out investigation on us and there is a need to conduct investigation or collect evidence within the territory of the PRC, the U.S. regulators may not be able to carry out such investigation or evidence collection directly in the PRC under the PRC laws. The U.S. regulators may consider cross-border cooperation with securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or regulatory cooperation mechanism established with the securities regulatory authority of the PRC., although there can be no assurance that such cooperation will be granted. From time to time, the Company may receive requests from certain U.S. agencies to investigate or inspect the Company’s operations or to otherwise provide information. While the Company will be compliant with these requests from these regulators, there is no guarantee that such requests will be honored by those entities who provide services to us or with whom we associate, especially as those entities are located in China. Furthermore, an on-site inspection of our facilities by any of these regulators may be limited or entirely prohibited. Such inspections, though permitted by the Company and its affiliates, are subject to the capricious nature of Chinese enforcers and may therefore be impossible to facilitate. A result, U.S. investors may not have available to them certain protections otherwise available to investors in U.S. based public companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2021, the Company entered into a securities purchase agreement, pursuant to which three individuals residing in the PRC agreed to purchase an aggregate of 4,000,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $7,600,000, representing a purchase price of $1.90 per share.

On July 15, 2021, the Company and Jiayi Technologies, a subsidiary of the Company, entered into a share exchange agreement with Anhui Ansheng Petrochemical, and each of shareholders of the target, pursuant to which, the Company issued an aggregate of 4,800,000 shares of common stock, par value $0.001 per share, of the Company, in in exchange for the acquisition of 66% of the outstanding equity interests of Anhui Ansheng.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation of the registrant, as filed with the Nevada Secretary of State on June 15, 2009. Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.

3.2	Certificate of Amendment of the registrant, as filed with the Nevada Secretary of State on September 28, 2018. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 2, 2018.

3.3	Bylaws of the registrant. Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.

10.1	Share Exchange Agreement, dated as of July 15, 2021, by and among Planet Green Holdings Corp., Anhui Ansheng Petrochemical Equipment Co., Ltd. and sellers named therein.***

10.2	Lock-Up Agreement.***

10.3	Non-Competition and Non-Solicitation Agreement.***

10.4	Consultation and Service Agreement.***

10.5	Business Cooperation Agreement.***

10.6	Equity Pledge Agreement.***

10.7	Equity Option Agreement.***

10.8	Voting Rights Proxy and Financial Supporting Agreement.***

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

***	Previously filed as an exhibit to the company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2021

PLANET GREEN HOLDINGS CORP.

/s/ Bin Zhou
Bin Zhou
Chief Executive Officer
(Principal Executive Officer)

/s/ Lili Hu
Lili Hu
Chief Financial Officer
(Principal Financial and Accounting Officer)