Form 10-Q
period 2021-09-30
Planet Green Holdings Corp.
filed 2021-11-15
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

The number of outstanding shares of the registrant’s common stock as of October 29, 2021 was 29,681,930.

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

ii

PART I

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	“Anhui Ansheng” refers to Anhui Ansheng Equitpment Co., Ltd., a PRC limited liability company.

●	“Bless Chemical” refers to Bless Chemical Co., Ltd., a company incorporated in Hong Kong.

●	“China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong, Macau and Taiwan for the purposes of this report only).

●	“CAD” refers to Canadian dollar, the legal currency of Canada.

●	“Fast Approach” refers to Fast Approach Inc., a corporation incorporated under the laws of Canada.

●	“Hubei Bulaisi” Refers to Hubei Bulaisi Technology Co., Ltd., a company incorporated in China.

●	“Jiayi Technologies” or “WFOE” refers to Jiayi Technologies (Xianning) Co., Ltd, a PRC limited liability company and a wholly foreign-owned enterprise, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co. Ltd.

●	“Jilin Chuangyuan” refers to Jilin Chuangyuan Chemical Co., Ltd., a PRC limited liability company.

●	“Jinshan Sanhe Luckysky” refers to Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., a PRC limited company.

●	“Lucky Sky Planet Green HK” refers to Lucky Sky Planet Green Holdings Co., Limited, a company incorporated in Hong Kong.

●	“Lucky Sky HK” refers to Lucky Sky Holdings Corporations (HK) Limited, a company incorporated in Hong Kong and formerly known as JianShi Technology Holding Limited.

●

“PLAG,” “Planet Green,” “we,” “us”, “our” and the “Company” refer to Planet Green Holdings Corp., a Nevada corporation, and except where the context requires otherwise, our wholly-owned subsidiaries and VIEs.

●	“Planet Green BVI” refers to Planet Green Holdings Corporation, a company incorporated in British Virgin Islands.

●	“RMB” refers to Renminbi, the legal currency of China.

●	“Shine Chemical BVI” refers to Shine Chemical Co., Ltd., a company incorporated in British Virgin Islands.

●	“Shanghai Shuning” refers to Shanghai Shuning Advertising Co., Ltd, a PRC limited liability company.

●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

●	“VIE” refers to variable interest entity.

●	“Xianning Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

ITEM 1. FINANCIAL STATEMENTS

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(Stated in US Dollars)

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AT SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(Stated in US Dollars)

	30 September,	31 December,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$755,023	$3,415,751
Trade receivables, net	2,947,635	835,384
Note receivable	10,509	-
Inventories	7,891,349	2,251,628
Advances and prepayments to suppliers	6,988,312	5,922,562
Other receivables and other current assets	1,755,797	1,091,815
Related party receivable	8,337,546	-
Total current assets	$28,686,171	$13,517,140

Non-current assets
Plant and equipment, net	20,654,268	4,596,637
Intangible assets, net	4,176,033	1,516,467
Construction in progress, net	2,210,466	-
Prepayment for real-estates investments	7,308,724	-
Deferred tax assets	1,152,225	-
Goodwill	16,719,258	2,340,111
Right-of-use assets	679,110	-
Total non-current assets	$52,900,084	$8,453,215

Total Assets	$81,586,255	$21,970,355

Liabilities and Stockholders
Current liabilities
Short-term bank loans	$7,255,095	$-
Accounts payable	4,281,778	1,302,850
Taxes payable	159,578	198,683
Accrued liabilities and other payables	5,678,455	1,848,598
Customers deposits	4,293,920	241,893
Related party payable	4,048,288	19,850
Lease payable-current portion	170,110	-
Deferred income	61,291	15,682
Total current liabilities	$25,948,515	$3,627,556

Lease payable- non-current	$439,700	$-
Long-term payables	362,489	31,364
Total current liabilities	$802,189	$3,627,556

Total Liabilities	$26,750,704	$7,255,112

Stockholders
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	$-	$-
Common Stock, $0.001 par value, 200,000,000 shares authorized; 29,681,930 and 11,809,930 shares issued and outstanding as of September 30, 2021 and December 31, 2020 respectively	29,682	11,810
Additional paid-in capital	130,651,697	95,659,360
Accumulated deficit	(89,064,309)	(84,331,897)
Accumulated other comprehensive income	7,508,221	6,972,163
Non-controlling interests	5,710,260	-
Total Stockholders	$54,835,551	$18,311,436
Total Liabilities and Stockholders	$81,586,255	$21,970,355

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Stated in US Dollars)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues	$8,484,401	$1,204,248	$15,597,048	$2,471,652
Cost of revenues	7,133,389	515,196	13,750,406	1,622,061
Gross profit	1,351,012	689,052	1,846,642	849,591

Operating expenses:
Selling and marketing expenses	453,657	56,891	974,273	83,664
General and administrative expenses	3,223,939	705,492	5,869,473	1,252,719
Research & Developing Expenses	12,654	-	34,875	-
Total operating expenses	3,690,250	762,383	6,878,621	1,336,383

Operating loss	(2,339,238)	(73,331)	(5,031,979)	(486,792)

Other income (expenses):
Interest income (expense), net	(139,608)	2,848	(342,732)	6,884
Other income	118,317	78,918	357,246	81,162
Other expenses	(39,089)	(34,152)	(40,764)	(183,529)
Total other (expenses) income	(60,380)	47,614	(26,250)	(95,483)

Loss before income taxes	(2,399,618)	(25,717)	(5,058,229)	(582,275)

Discontinued operations:
Loss from discontinued operations	-	-	-	(150,911)
Loss on disposal	-	(8,169,737)	-	(8,169,737)

Income tax expenses	-	-	147	-

Net loss	(2,399,618)	(8,195,454)	(5,058,376)	(8,902,923)

Less: Net loss attributable to non-controlling interest	(129,685)	-	(325,964)	-

Net loss attributable to common shareholders	(2,269,934)	-	(4,732,412)	-

Net loss	$(2,399,618)	$(8,195,454)	$(5,058,376)	$(8,902,923)

Foreign currency translation adjustment	(139,703)	922,133	553,251	630,309

Total comprehensive loss	$(2,539,321)	$(7,273,321)	$(4,505,125)	$(8,272,614)

Less: Comprehensive loss attribute to non-controlling interest	(137,559)	-	(308,771)	-
Comprehensive loss attribute to common share holders	(2,401,762)	(7,273,321)	(4,196,354)	(8,272,614)

Loss per common shareholders - Basic and diluted	$(0.08)	$(0.85)	$(0.21)	$(0.97)
Basic and diluted weighted average shares outstanding	28,667,147	9,666,669	23,082,956	9,111,874

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Stated in US Dollars)

					Accumulated
			Additional		Other	Non-
	Number of	Common	Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Deficit	Income	Interests	Total

Balance, January 1, 2020	7,877,765	$7,878	$85,803,421	$(73,280,734)	$8,203,941	$-	$20,734,506
Net income	-	-	-	(8,902,923)	-	-	(8,902,923)
Issuance of shares for acquisition	1,800,000	1,800	4,588,200				4,590,000
Issuance of common stock for cash	1,350,000	1,350	3,508,650	-	-	-	3,510,000
Foreign currency translation adjustment	-	-	-	-	630,309	-	630,309
Balance, September 30, 2020	11,027,765	$11,028	$93,900,271	$(82,183,657)	$8,834,250	$-	$20,561,892

Balance, January 1, 2021	11,809,930	$11,810	$95,659,360	$(84,331,897)	$6,972,163	$-	$18,311,436
Net income	-	-	-	(4,732,412)	-	(325,964)	(5,058,376)
Issuance of shares for acquisition	10,300,000	10,300	20,100,700	-	-	-	20,111,000
Issuance of common stock for cash	6,700,000	6,700	13,732,749	-	-	-	13,739,449
Stock-based compensation and issue of employee benefit plan stock	872,000	872	1,158,888				1,159,760
Acquiring subsidiaries	-	-	-	-	-	6,019,031	6,019,031
Foreign currency translation adjustment	-	-	-	-	536,058	17,193	553,251
Balance, September 30, 2021	29,681,930	$29,682	$130,651,697	$(89,064,309)	$7,508,221	$5,710,260	$54,835,551

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.

Unaudited Condensed Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020

(Stated in US Dollars)

	2021	2020
CASH FLOWS FROM OPFRATING ACTIVITIFS:
Net loss	$(5,058,376)	$(8,902,923)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	1,543,332	249,342
Amortization	180,930	119,837
Bad debt expenses	-	2,093
Loss on disposal of discontinued operations	-	8,169,737
Note and account receivables	1,251,554	(3,861,255)
Inventory	(4,415,071)	(474,090)
Prepayments and deposit	(7,290,071)	(1,167,840)
Other receivables	510,824	-
Other receivables-Related party	-	(103,178)
Accounts payables	(108,627)	824,367
Advance from customer	167,670	-
Other payables and accruals	145,045	-
Related party payable	141,485	-
Taxes payable	(74,881)	-
Net cash used in operating activities	(13,006,187)	(5,143,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(42,350)	(407,296)
Decrease in cash from disposal of discontinued operations	-	(8,900)
Net cash used in investing activities	(42,350)	(416,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short-term loan - bank	-	147,539
Proceeds from issuance of common stock	9,812,118	3,513,936
Net cash provided by financing activities	9,812,118	3,661,475

Net decrease in cash and cash equivalents	(3,236,419)	(1,898,631)

EFFECT OF EXCHANGE RATE ON CASH	575,690	88,988

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,415,751	7,403,323

CASH AND CASH EQUIVALENTS AT END OF YEAR	$755,023	$5,593,680

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$102,870	$6,952
Interest paid	$445,602	$4,512

NON-CASH TRANSACTIONS OF INVESTMENT AND FINANCING ACTIVITIES
Issuance of shares for acquisition	$24,038,331	$3,936
Issuance of common stock for employee compensation	$1,159,760	$-

PLANET GREEN HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 AND DECEMBER 31, 2020
(Stated in U.S. Dollars)

1. Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG” or “Planet Green”) is a holding company incorporated in Nevada. We are engaged in various businesses through our subsidiaries and VIE entities in China and subsidiary in Canada.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $5,058,376 for the nine months ended September 30, 2021. As of September 30, 2021, the Company had an accumulated deficit of $89,064,309; its net cash used in operating activities for the nine months ended September 30, 2021 was $13,006,187.

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

Principles of consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of the Company, and its subsidiaries, which are listed below:

The accompanying consolidated financial statements reflect the activities of Planet Green Holdings Corp. and each of the following entities:

Name	Place of incorporation	Ownership
Planet Green Holdings Corporation (BVI)	The British Virgin Islands	100% owned by Planet Green Holdings Corp. (Nevada)
Lucky Sky Planet Green Holdings Co., Limited.	Hong Kong	100% owned by Planet Green Holdings Corp. (BVI)
Jiayi Technologies (Xianning) Co., Ltd.	PRC	100% owned by Lucky Sky Planet Green Holdings Co., Limited (HK)
Fast Approach Inc.	Canada	100% owned by Planet Green Holdings Corp. (Nevada)
Shanghai Shuning Advertising Co., Ltd.	PRC	100% owned by Fast Approach Inc.
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.	PRC	85% owned by Hubei Bulaisi Technology Co., Ltd.
Jilin Chuangyuan Chemical Co., Ltd.	PRC	VIE of Jiayi Technologies (Xianning) Co., Ltd.
Xianning Bozhuang Tea Products Co., Ltd.	PRC	100% owned by Jiayi Technologies (Xianning) Co., Ltd.
Shine Chemical Co., Ltd.	British Virgin Islands	100% owned by Planet Green Holdings Corp. (Nevada).
Bless Chemical Co., Ltd.	Hong Kong	100% owned by of Shine Chemical Co., Ltd. (BVI)
Hubei Bulaisi Technology Co., Ltd.	PRC	100% owned by Bless Chemical Co., Ltd. (HK)
Anhui Ansheng Petrochemical Equipment Co., Ltd.	PRC	VIE of Jiayi Technologies (Xianning) Co., Ltd.

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

On December 20, 2019, the Lucky Sky Holdings Corporations (H.K.) Limited sold 100% of equity interest in Shanghai Xunyang.

On May 29, 2020, the Planet Green BVI incorporated Lucky Sky Planet Green Holdings Co., Limited, a limited company incorporated in Hong Kong.

On June 5, 2020, the Planet Green BVI acquired all of the outstanding equity interests of Fast Approach Inc. It was incorporated under Canada’s laws and runs the operation of a demand-side platform and online advertising business.

On June 16, 2020, Lucky Sky Holdings Corporations (H.K.) transferred its 100% equity interest in Lucky Sky Petrochemical to Lucky Sky Planet Green HK.

On September 15, 2020, Lucky Sky Petrochemical terminated the VIE agreements with Shenzhen Lorain and Taishan Muren.

On August 10, 2020, Planet Green BVI transferred its 100% equity interest in Lucky Sky Holdings Corporations (H.K.) Limited to Rui Tang.

On December 9, 2020, Lucky Sky Petrochemical Technology (Xianning) Co., Ltd. changed its name to Jiayi Technologies (Xianning) Co., Ltd.

On January 6, 2021, Planet Green issued an aggregate of 2,200,000 shares of common stock of the Company to the equity holders of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. in exchange for the transfer of 85% of the equity interest of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. to the Jiayi Technologies (Xianning) Co., Ltd.

On March 9, 2021, Planet Green issued an aggregate of 3,300,000 shares of common stock of the Company to the equity holders of Jilin Chuangyuan Chemical Co., Ltd. in exchange for the transfer of 75% of the equity interest of Jilin Chuangyuan Chemical Co., Ltd. to the Jiayi Technologies (Xianning) Co., Ltd.

On July 15, 2021, Planet Green issued an aggregate of 3,300,000 shares of common stock of the Company to the equity holders of Anhui Ansheng Petrochemical Equipment Co., Ltd. for the transfer to 66% of the equity interest if Anhui Ansheng Petrochemical Equipment Co., Ltd. to the Jiayi Technologies (Xianning) Co., Ltd.

On August 1, 2021, Jiayi Technologies (Xianning) Co., Ltd terminated the VIE agreements with Xianning Bozhuang Tea Products Co., Ltd. and acquired 100% equity of Xianning Bozhuang Tea Products Co., Ltd. As a result, Xianning Bozhuang Tea Products Co., Ltd. became the wholly-owned subsidiaries of the Jiayi Technologies (Xianning) Co., Ltd.

On August 3, 2021, the Planet Green acquired 8,000,000 ordinary shares of the Shine ChemicalBVI. As a result, Shine ChemicalBVI, Bless Chemical Co., Ltd. and Hubei Bulaisi Technology Co., Ltd. become the wholly-owned subsidiaries of the Planet Green.

On September 1, 2021, Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. has changed its major shareholder from Mr. Feng Chao to Hubei Bulaisi Technology Co., Ltd. and Hubei Bulaisi Technology Co., Ltd. became hold 85% shares of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. after the change of shareholders.

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

On December 20, 2019, through Lucky Sky Petrochemical, the Company entered into exclusive VIE agreements with Taishan Muren, Xianning Bozhuang, and Shenzhen Lorain, as well as their shareholders, which give the Company the ability to substantially influence those companies’ daily operations and financial affairs and appoint their senior executives. The Company is considered the primary beneficiary of these operating companies, and it consolidates their accounts as VIEs.

On September 6, 2020, it terminated its VIE agreements with Shenzhen Lorain and Taishan Muren.

On March 9, 2021, through Jiayi Technologies (Xianning) Co., Ltd., formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., the Company entered into exclusive VIE agreements with Jilin Chuangyuan Chemical Co., Ltd., as well as their shareholders, which give the Company the ability to substantially influence those companies’ daily operations and financial affairs and appoint their senior executives. The Company is considered the primary beneficiary of these operating companies, and it consolidates their accounts as VIEs.

On July 15, 2021, through Jiayi Technologies (Xianning) Co., Ltd., formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., the Company entered into exclusive VIE agreements with Anhui Ansheng Petrochemical Equipment Co., Ltd., as well as their shareholders, which give the Company the ability to substantially influence those companies’ daily operations and financial affairs and appoint their senior executives. The Company is considered the primary beneficiary of these operating companies, and it consolidates their accounts as VIEs.

On August 1, 2021, Jiayi Technologies (Xianning) Co., Ltd. terminated the VIE agreements with Xianning Bozhuang Tea Products Co., Ltd.

Each of the VIE Agreements is described in detail below

Consultation and Service Agreement

Under the Consultation and Service Agreement, WFOE has the exclusive right to provide consultation and services to the operating entities in China in business management, human resource, technology, and intellectual property rights. WFOE exclusively owns any intellectual property rights arising from the performance of this Consultation and Service Agreement. The number of service fees and payment terms can be amended by the WFOE and operating companies’ consultation and implementation. The duration of the Consultation and Service Agreement is 20 years. WFOE may terminate this agreement at any time by giving 30 day’s prior written notice. Under the Consultation and Service Agreement, WFOE has the exclusive right to provide consultation and services to the operating entities in China in business management, human resource, technology, and intellectual property rights. WFOE exclusively owns any intellectual property rights arising from the performance of this Consultation and Service Agreement. The service fees and payment terms can be amended by the WFOE and operating companies’ consultation and implementation. The duration of the Consultation and Service Agreement is 20 years. WFOE may terminate this agreement at any time by giving 30 day’s prior written notice.

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

Based on the foregoing contractual arrangements, The Company consolidates the accounts of Xianning Bozhuang Tea Products Co., Ltd., Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd. in accordance with Regulation S-X-3A-02 promulgated by the Securities Exchange Commission (“SEC”), and Accounting Standards Codification (“ASC”) 810-10, Consolidation.

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

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are the Renminbi (RMB) and Canadian dollar (CAD). The Company’s assets and liabilities are translated into United States dollars from RMB at year-end exchange rates. Its revenues and expenses are translated at the average exchange rate during the period. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	09/30/2021	12/31/2020	09/30/2020
Period-end US$: CAD$ exchange rate	1.2753	1.2754	1.3389
Period-end US$: RMB exchange rate	6.4854	6.5326	6.8101
Period average US$: CAD$ exchange rate	1.2431	1.3409	1.3571
Period average US$: RMB exchange rate	6.4714	6.8996	6.9926

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

Lease

Effective December 31, 2018, Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that do not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component.

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

As of September 30, 2021, there were approximately $0.68 million right of use (“ROU”) assets and approximately $0.61 million lease liabilities based on the present value of the future minimum rental payments of leases, using an incremental borrowing rate of 4.75% and 4.90% based on the duration of lease terms.

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

4. Variable interest entity (“VIE”)

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. If any, the variable interest holder with a controlling financial interest in a VIE is deemed the primary beneficiary and must consolidate the VIE. WOFE is deemed to have the controlling financial interest and be the primary beneficiary of Anhui Ansheng Petrochemical Equipment Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd. because it has both of the following characteristics:

1)	The power to direct activities at Anhui Ansheng Petrochemical Equipment Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd. that most significantly impact such entity’s economic performance, and

2)	The obligation to absorb losses and the right to receive benefits from Anhui Ansheng Petrochemical Equipment Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd. that could potentially be significant to such entity. Under the Contractual Arrangements, Anhui Ansheng Petrochemical Equipment Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd. pay service fees equal to all of its net income to WFOE. At the same time, WFOE is obligated to absorb all of the Anhui Ansheng Petrochemical Equipment Co., Ltd.’s and Jilin Chuangyuan Chemical Co., Ltd.’s losses. The Contractual Arrangements are designed to operate Anhui Ansheng Petrochemical Equipment Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd. for the benefit of PLAG WFOE and ultimately, the Company. Accordingly, the accounts of Anhui Ansheng Petrochemical Equipment Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd. are consolidated in the accompanying consolidated financial statements. In addition, those financial positions and results of operations are included in the Company’s consolidated financial statements.

The carrying amount of VIE’s consolidated assets and liabilities are as follows:

	09/30/2021	12/31/2020
Cash and cash equivalents	$243,041	$528,048
Note and Accounts receivable, net	2,094,567	835,384
Other receivables - third party	1,098,153	7,726,607
Inventories, net	4,815,483	2,251,628
Prepayments	839,237	1,215,089
Related party receivable	8,337,546	-
TOTAL CURRENT ASSETS	17,428,026	12,556,756

Plan and equipment, net	12,642,638	4,592,615
Intangible assets, net	2,755,156	1,491,614
Construction in progress, net	2,196,106	-
Deferred tax assets	418,178	-
Total Non-Current Assets	18,012,079	6,084,229
TOTAL ASSETS	$35,440,105	$18,640,985

Short-term bank loans	$6,745,472	$-
Accounts payable	2,966,986	1,017,373
Advance from customer	3,843,993	213,469
Other payables and accrued liabilities	10,634,672	8,951,117
Other payables - related party	3,887,258	2,716,537
Taxes payable	35,512	171,231
Deferred income	61,291	-
TOTAL CURRENT LIABILITIES	28,175,184	13,069,727

Long term payable	362,489	-
TOTAL LIABILITIES	$28,537,673	$13,069,727

Paid-in capital	12,326,270	6,314,908
Retained earnings	(4,849,907)	(793,600)
Accumulated other comprehensive income	(573,931)	49,950
Total Equity	6,902,432	5,571,258
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,440,105	$18,640,985

5. Business Combination

Acquisition of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.

On January 4, 2021, Planet Green Holdings Corporation (Nevada) and its wholly-owned subsidiary Jiayi Technologies (Xianning) Co., Ltd., formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., entered into a series of VIE agreements with Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. and its equity holders to obtain control and become the primary beneficiary of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.’s The Company consolidated Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.’s accounts as its VIE. According to the VIE agreements, Planet Green Holdings Corporation (Nevada) issued an aggregate of 2,200,000 shares of common stock of the Company to the equity holders of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. in exchange for the transfer of 85% of the equity interest of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. to the Jiayi Technologies (Xianning) Co., Ltd.

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

Acquisition of Jilin Chuangyuan Chemical Co., Ltd.

On March 9, 2021, the Company and its wholly-owned subsidiary Jiayi Technologies (Xianning) Co., Ltd. formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., entered into a series of VIE agreements with Jilin Chuangyuan Chemical Co., Ltd. and its equity holders to obtain control and become the primary beneficiary of Jilin Chuangyuan Chemical Co., Ltd. The Company consolidated Jilin Chuangyuan Chemical Co., Ltd.’s accounts as its VIE. Under the VIE agreements, the Company issued an aggregate of 3,300,000 shares of common stock of the Company to the equity holders of Jilin Chuangyuan Chemical Co., Ltd. in exchange for the transfer of 75% of the equity interest of Jilin Chuangyuan Chemical Co., Ltd. to the Jiayi Technologies (Xianning) Co., Ltd. The significant terms of these VIE agreements are summarized in “Note 2 - Summary of Significant Accounting Policies” above.

The Company’s acquisition of Jilin Chuangyuan Chemical Co., Ltd. was accounted for as a business combination following ASC 805. The Company has allocated the purchase price of Jilin Chuangyuan based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities taken at the acquisition date following the business combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, and intangible assets identified as of the acquisition date and considered several other available factors. Acquisition-related costs incurred for the acquisitions are not material and expensed as incurred in general and administrative expenses.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Jilin Chuangyuan Chemical Co., Ltd.

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

Acquisition of Anhui Ansheng Petrochemical Equipment Co., Ltd.

On July 15, 2021, the Company and its wholly-owned subsidiary Jiayi Technologies (Xianning) Co., Ltd., formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., entered into a series of VIE agreements with Anhui Ansheng Petrochemical Equipment Co., Ltd. and its equity holders to obtain control and become the primary beneficiary of Anhui Ansheng Petrochemical Equipment Co., Ltd. The Company consolidated Anhui Ansheng Petrochemical Equipment Co., Ltd.’s accounts as its VIE. Under the VIE agreements, the Company issued an aggregate of 4,800,000 shares of common stock of the Company to the equity holders of Anhui Ansheng Petrochemical Equipment Co., Ltd. in exchange for the transfer of 66% of the equity interest of Anhui Ansheng Petrochemical Equipment Co., Ltd. to the Jiayi Technologies (Xianning) Co., Ltd. The significant terms of these VIE agreements are summarized in “Note 2 - Summary of Significant Accounting Policies” above.

The Company’s acquisition of Anhui Ansheng Petrochemical Equipment Co., Ltd. was accounted for as a business combination following ASC 805. The Company has allocated the purchase price of Anhui Ansheng Petrochemical Equipment Co., Ltd. based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities taken at the acquisition date following the business combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, and intangible assets identified as of the acquisition date and considered several other available factors. Acquisition-related costs incurred for the acquisitions are not material and expensed as incurred in general and administrative expenses.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Anhui Ansheng Petrochemical Equipment Co., Ltd.:

Total consideration at fair value	$7,926,000

Fair Value
Cash and cash equivalents, and Restricted Cash	$288,122
Trade receivable and Note receivable	944,704
Inventories	3,236,008
Related party receivable	2,500,117
Other current assets	1,393,817
Plant and equipment, net	4,036,649
Intangible assets, net	635,738
Goodwill	10,263,937
Total assets	$23,299,092

Short-term loan-bank	(3,735,614)
Related party payable	(2,639,938)
Accounts payable	(1,966,099)
Other current liabilities	(3,902,894)
Total liabilities	(12,244,545)
Non controlling interest	(3,758,545)
Net assets acquired	$7,296,000

Approximately $10.26 million of goodwill arising from the acquisition consists mainly of synergies expected from combining the operations of the Company and Anhui Ansheng Petrochemical Equipment Co., Ltd. None of the goodwill is expected to be deductible for income tax purposes.

6. Trade Receivables

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets, and wholesalers

	09/30/2021	12/31/2020
Trade accounts receivable	$4,279,860	$881,533
Less: Allowance for doubtful accounts	(1,332,224)	(46,149)
	$2,947,635	$835,384
Allowance for doubtful accounts
Beginning balance:	(46,149)	-
Additions to allowance	(1,286,075)	(46,149)
Bad debt written-off		-
Ending balance	$(1,332,224)	$(46,149)

7. Advances and prepayments to suppliers

Prepayments include investment deposit to guarantee its investment contracts and advance payment to suppliers and vendors for the procurement of raw materials. Prepayments consist of the following:

	09/30/2021	12/31/2020
Investment deposit	$-	$3,061,568
Payment to suppliers and vendors	6,988,312	2,860,994
Total	$6,988,312	$5,922,562

8. Inventories

Inventories consisted of the following as of September 30, 2021 and December 31, 2020

	9/30/2021	12/31/2020
Raw materials	$2,489,770	$240,468
Inventory of supplies	14,174	13,873
Work in progress	3,680,726	1,991,749
Finished goods	1,706,679	5,538
Total	$7,891,349	$2,251,628

9. Plant and Equipment

Plant, and equipment consisted of the following as of September 30, 2021 and December 31, 2020:

	09/30/2021	12/31/2020
At Cost:
Buildings	$17,253,512	$3,952,207
Machinery and equipment	11,473,978	1,103,152
Office equipment	533,149	82,670
Motor vehicles	1,710,756	161,590
	30,971,395	5,299,619
Less: Impairment	(815,298)	-
Less: Accumulated depreciation	(9,501,829)	(702,982)
	20,654,268	4,596,637
Construction in progress	2,210,466	-
	$22,864,734	$4,596,637

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $1,540,008 and $249,342 respectively.

10. Intangible Assets

	09/30/2021	12/31/2020
At Cost:
Land use rights	4,052,159	801,170
Software licenses	85,758	56,949
Trademark	976,061	955,974
	$5,113,978	$1,814,093

Less: Accumulated amortization	(937,945)	(297,626)
	$4,176,033	$1,516,467

Amortization expense for the nine months ended September 30, 2021 and 2020 was $180,541 and $119,837, respectively.

11. Prepayment for real-estates investments

The Company purchased a real-estates, a commercial complex, for investments purpose. The company paid $7,308,724 for the commercial complex to the seller, Lucky Sky, on April 22, 2021.

12. Other payable

As of September 30, 2021, the balance of other payable was $5,678,455 in which $2,570,409 are payable to the former related party of Jilin Chuangyuan Chemical Co., Ltd. Other payables are those nontrade payables arising from transactions between the Company and certain third parties.

13. Related Parties Transaction

As of September 30, 2021 and December 31, 2020, the outstanding balance due from related parties was $8,337,546 and $0 respectively. The outstanding balance of $3,854,812 was due from Mr. Cai Xiaodong, the shareholder of the Anhui Ansheng Petrochemical Equipment Co., Ltd. The outstanding balance of $1,696,117 was due from Mr. Chen Yongsheng, the legal representative of Jilin Chuangyuan Chemical Co., Ltd. The outstanding balance of $2,324,860 was due from Wuxi Xinganbang Petrochemical Equipment Co., Ltd. These above nontrade receivables arising from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand.

As of September 30, 2021 and December 31, 2020, the outstanding balance due to related parties was $4,048,288 and $19,850 respectively. The outstanding balance of $1,059,302 as of September 30, 2021, was due to Ms. Yan Yan, the spouse of the legal representative of Jilin Chuangyuan Chemical Co., Ltd. The outstanding balance of $2,054,181 as of September 30, 2021, was due to Mr. Su Lei, the executive of Anhui Ansheng Petrochemical Equipment Co., Ltd. The balance was advanced for working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

14. Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

Balance as of December 31, 2019	Ansheng	Fast	JSSH	JLCY
Goodwill acquired through acquisition	$-	$4,679,940	$-	$-
Goodwill impairment	-	(2,339,829)	-	-
Balance as of December 31, 2020	10,263,937	2,340,111	-	-
Goodwill acquired through acquisition	-	-	923,313	3,191,897
Balance as of September, 2021	$10,263,937	$2,340,111	$923,313	3,191,897

15. Bank Loans

The outstanding balances on short-term bank loans consisted of the following:

Lender	Maturities	Weighted average interest rate	09/30/2021	12/31/2020
Rural Credit Cooperatives of Jilin Province, Jilin Branch	Due in November 2021	7.83%	3,854,813	-

Anhui Langxi Rural Commercial Bank Co., Ltd.	Due in December 2021	3.85%	2,852,561	-

Langxi County Sichuang Science and Technology Pioneer Park Development Co., Ltd.	Due in December 2021	10%	38,098	-

Industrial and Commercial Bank Of China, Jingshan Branch	Due in December 2021	4.45%	462,577	-

Fast-Government of Canada	Due in December 2021	zero %	47,046	-
			7,255,095	-

Buildings and land use rights in the amount of $10,178,520 are used as collateral for Jiling Branch. The short-term bank loan which is denominated in Renminbi, was primarily obtained for general working capital.

The short-term bank loan from Anhui Langxi Rural Commercial Bank Co., Ltd., which Langxi County Sme Financing Guarantee Co., Ltd. undertook the guarantee responsibility, was a credit loan.

The production facilities and its equipment in the amount of $459,777 were used as collateral for the loan from Langxi County Sichuang Science and Technology Pioneer Park Development Co., Ltd. The total assets of the entity, Wuxi Xinganbang Petrochemical Equipment Co., Ltd., were used as collateral for the remaining amount of the loan.

Loan from Industrial and Commercial Bank Of China, Jingshan Branch was line of credit obtained for general working capital.

16. Equity

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

On June 5, 2020, the Company issued an aggregate of 1,800,000 shares of its common stock to acquire all the outstanding equity interest of Fast Approach Inc., a corporation incorporated under the laws of Canada and in the business of operating a demand side platform and online advertising.

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

On July 15, 2021, the Company has issued an aggregate of 4,800,000 shares of common stock of the Company to the equity holders of Anhui Ansheng Petrochemical Equipment Co., Ltd. in exchange for the transfer of 66% of the equity interest of Anhui Ansheng Petrochemical Equipment Co., Ltd. to the Company.

On July 30, 2021, the Company issued a total of 872,000 ordinary shares to seven employees of the Company. Total fair value of these ordinary shares was approximately $1.16 million and the compensation expenses are to be recognized in the fiscal year 2021 because there is no employee’s requisite service period requirement.

As of September 30, 2021, there were 29,681,930 shares of common stock outstanding.

17. Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the nine months ended September 30, 2021 and 2020:

	09/30/2021	09/30/2020
Loss attributed to PRC operations	$(3,279,874)	$(187,799)
Loss attributed to U.S. operations	(1,360,067)	(248,155)
Income attributed to Canada operations	(418,288)	(297,232)
Loss before tax	$(5,058,229)	$(733,186)

PRC Statutory Tax at 25% Rate	(1,264,557)	(183,296)
Effect of tax exemption granted	-	-
Valuation allowance	1,264,704	183,296
Income tax	$147	$-
Per Share Effect of Tax Exemption
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	23,082,956	8,332,697
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows as of September 30, 2021 and 2020:

	09/30/2021	09/30/2020
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Non-recognized deferred tax benefits in the PRC	(25)%	(25)%
The Company’s effective tax rate	0%	0%

18. Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the nine months ended
	September 30,
	2021	2020
Loss from operations attributable to common stockholders	$(4,732,412)	(8,902,923)

Basic and diluted (loss) earnings per share denominator:
Original Shares:	11,809,930	7,877,765
Additions from Actual Events -issuance of common stock for acquisition	2,175,824
Additions from Actual Events -issuance of common stock for cash	2,452,747	795,205
Additions from Actual Events -issuance of common stock for acquisition	2,490,110	438,904
Additions from Actual Events -issuance of common stock for cash	2,564,103
Additions from Actual Events -issuance of common stock for acquisition	1,389,011
Additions from Actual Events -issuance of common stock for employee compensation	201,231
Basic Weighted Average Shares Outstanding	23,082,956	9,111,874

Income/(loss) per share - Basic and diluted	$(0.21)	(0.98)
Weighted Average Shares Outstanding- Basic and diluted	23,082,956	9,111,874

19. Concentrations

Customers Concentrations:

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2021 and 2020.

	For the periods ended
Customers	September 30, 2021		September 30, 2020
	Amount $	%	Amount $	%
A	2,218,627	11	-	-
B	2,105,918	11	-	-
C	-	-	1,580,671	64
D	-	-	591,282	24
E	-	-	281,786	11

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the nine months ended September 30, 2021 and 2020.

	For the periods ended
Suppliers	September 30, 2021		September 30, 2020
	Amount $	%	Amount $	%
A	6,974,422	37	-	-
B	-	-	332,361	46
C	-	-	230,050	32
D	-	-	181,356	25

20. Lease commitments

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

The Company had a land, facilities and factory lease agreement with a 5-year lease term starting in April 2018 until April 2023. Upon adoption of ASU 2016-02, the Company recognized lease liabilities of approximately $1.65 million, with corresponding Right-of-Use (ROU) assets of the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.75%, which is determined using an incremental borrowing rate.

The weighted average remaining lease term of its existing leases is 1.58 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended September 30, 2021 and 2020, rent expenses amounted to $109,996 and $109,202, respectively.

For the nine months ended September 30, 2021 and 2020, rent expenses amounted to $329,989 and $327,605, respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended December 31,	Operating lease amount
2021	$109,996
2022	439,985
2023	146,662
Total lease payment	696,643
Less: interest	(86,833)
Present value of lease liabilities	$609,810

21. Segment reporting

The Company follows ASC 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. The Company’s management evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations.

The Company’s main business segment and operations are Jingshan Sanhe, Anhui Ansheng, Jilin Chuangyuan, Xianning Bozhuang and Fast Approach. The Company’s consolidated results of operations and consolidated financial position from continuing operations are almost all attributable to Jingshan Sanhe, Anhui Ansheng, Jilin Chuangyuan, Xianning Bozhuang and Fast Approach. Accordingly, management believes that the consolidated balance sheets and statement of operations provide the relevant information to assess Jingshan Sanhe, Anhui Ansheng, Jilin Chuangyuan, Xianning Bozhuang and Fast Approach’s performance.

Segment reporting	09/30/2021	12/31/2020
Fast Approach and Shanghai Shuning	$285,564	$572,509
Xianning Bozhuang	10,856,503	11,968,553
Jingshan Sanhe	6,255,511	-
Anhui Ansheng	17,142,943
Jilin Chuangyuan	18,297,162	-
Jiayi Technologies (Xianning) Co., Ltd.	11,975,453	6,563,580
Planet Green Holdings Corporation (BVI)	-	-
Planet Green Holdings Corporation (Nevada)	14,769,274	853,486
Lucky Sky Planet Green Holdings Co., Limited (H.K.).	2,003,845	2,012,228
Total Assets	$81,586,255	$21,970,355

22. Risks

A.	Credit risk

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

23. Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to September 30, 2021 to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

We are headquartered in Flushing, NY. After a series of acquisitions and dispositions in 2021 and 2020, our primary business, which is carried out by Jingshan Sanhe, Jilin Chuangyuan, Anhui Ansheng, Fast Approach Inc. and Xianning Bozhuang, is:

●	To manufacture and distribute tea products;

●	To manufacture and sell high-grade synthetic fuel products;

●	To manufacture and sell formaldehyde, urea-formaldehyde glue, methylal, and clean fuel oil;

●	To manufacture and sell the barrier and explosion-proof skid-mounted refueling devices, SF double-layer buried oil storage tank;

●	To provide demand side platform and online advertising services;

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $5,058,376 for the nine months ended September 30, 2021. As of September 30, 2021, the Company had an accumulated deficit of $89,064,309; its net cash used in operating activities for the nine months ended September 30, 2021 was $13,006,187.

The Company plans to continue its expansion and investments, which will require continued improvements in revenue, net income, and cash flows.

Results of Operations

Three months ended September 30, 2021 Compared to three months ended September 30, 2020

	Three months ended		Increase /	Increase /
	September 30,		Decrease	Decrease
(In Thousands of USD)	2021	2020	($)	(%)
Net revenues	8,484	1,204	7,280	605
Cost of revenues	7,133	515	6,618	1,285
Gross profit	1,351	689	662	96
Operating expenses:
Selling and marketing expenses	454	57	397	696
General and administrative expenses	3,237	705	2,532	359
Operating loss	(2,340)	(73)	(2,267)	3,105
Interest income (expenses), net	139	3	(142)	(981)
Other income	118	79	39	50
Other expenses	(39)	(34)	5	15
Loss on disposal	-	(8,170)	8,170	(100)
(Loss) income before tax	(2,400)	(8,195)	5,795	(71)
Income tax expense/(income)	-	-	-	-
Net loss	(2,400)	(8,195)	5,795	(71)

The following table summarizes the results of our operations during the three-month periods ended September 30, 2021 and September 30, 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2021 compared to the three month period ended September 30, 2020:

Net Revenues. Our net revenues for the three months ended September 30, 2021 amounted to $8.48 million, which represents an increase of approximately $7.28million, or 605%, from $1.20 million for the three months ended September 30, 2020. This increase was attributable to the acquisition of certain subsidiaries and VIEs.

Cost of Revenues. During the three months ended September 30, 2021, we experienced an increase in cost of revenue of $6.62 million or 1285%, in comparison to the three months ended September 30, 2020, from approximately $0.5 million to $7.13 million. This increase was related to the acquisition of certain subsidiaries and VIEs.

Gross Profit. Our gross profit increased by $0.66 million, or 96%, to $1.35 million for the three months ended September 30, 2021 from $0.7 million for the three months ended September 30, 2020. This increase was mainly due to the reasons mentioned above, attributable to the acquisition of certain subsidiaries and VIEs.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $0.39 million, or 650%, to $ 0.45 million for the three months ended September 30, 2021 from $0.06 million for the three months ended September 30, 2020. This increase was mainly due to our effort to expand our business.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $2.53 million from $0.71 million to approximately $3.24 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This cost increase was mainly due to the cost incurred by issuing stock under the incentive stock plan.

Net Loss

Our net loss decreased by $5.80 million, or 71%, to a net loss of $2.40 million for three months ended September 30, 2021 from $8.20 million in net loss for the three months ended September 30, 2020. Such loss was primarily the result of the disposal of certain subsidiaries and VIEs.

Nine Months Ended September 30, 2021 Compared to nine months Ended September 30, 2020

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2021 and September 30, 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the nine month period ended September 30, 2021 compared to the nine month period ended September 30, 2020:

	Nine months ended		Increase /	Increase /
	September 30,		Decrease	Decrease
(In Thousands of USD)	2021	2020	($)	(%)
Net revenues	15,597	2,472	13,125	531
Cost of revenues	13,750	1,622	12,128	748
Gross profit	1,847	850	997	117
Operating expenses:
Selling and marketing expenses	974	84	890	1,060
General and administrative expenses	5,905	1,253	4,652	371
Operating loss	(5,032)	(487)	(4,545)	933
Interest income (expenses), net	(343)	7	(350)	(5,000)
Other income	357	81	276	341
Other expenses	(41)	(184)	143	(78)
Loss on disposal	-	(8,321)	8,321	(100)
(Loss) income before tax	(5,059)	(8,904)	3,845	(43)
Income tax expense/(income)	-	-	-	-
Net loss	(5,059)	(8,904)	3,845	(43)

Net Revenues. Our net revenues for the nine months ended September 30, 2021 amounted to $15.6 million, which represents an increase of approximately $13.1 million, or 531%, from $2.47 million for the nine months ended September 30, 2020. This increase was attributable to the acquisition of certain subsidiaries and VIEs.

Cost of Revenues. During the nine months ended September 30, 2021, we experienced an increase in cost of revenue of $13.8 million or 748%, in comparison to the nine months ended September, 2020, from approximately $1.62 million to $12.1 million. This increase was related to the acquisition of certain subsidiaries and VIEs.

Gross Profit. Our gross profit increased by $1.00million, or 117%, to $1.85 million for the nine months ended September 30, 2021 from $0.85million for the nine months ended September 30, 2020. This increase was mainly due to the reasons mentioned above, attributable to the acquisition of certain subsidiaries and VIEs.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $0.89 million, or 1060%, to $0.97 million for the nine months ended September 30, 2021 from $0.08 million for the nine months ended September 30, 2020. This increase was mainly due to our effort to expand our business.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $4.65 million from $1.25 million to approximately $5.90 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This cost increase was mainly due to the increase in intermediary service fees.

Net Loss

Our net loss decreased by $3.85 million, or 43%, to a net loss of $5.06 million for nine months ended September 30, 2021 from $8.9 million in net loss for the nine months ended September 30, 2020. Such decrease was primarily the result of the acquisition of certain subsidiaries and VIEs

Liquidity and Capital Resources

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

As of September 30, 2021, we had cash and cash equivalents (including restricted cash) of $0.76 million compared to $3.42 million as of December 31, 2020. The debt to assets ratio was 32.7% and 33.0% as of September 30, 2021 and December 31, 2020, We expect to continue to finance our operations and working capital needs in 2021 from cash generated from operations and, if needed, private financings. Suppose available liquidity is not sufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the nine months ended September 30,
(In thousands of U.S. dollars)	2021	2020
Net cash flows used in operating activities	(13,006,187)	(5,143,910)
Net cash flows used in investing activities	(42,350)	(416,196)
Net cash flows provided by financing activities	9,812,118	3,661,475

Operating Activities

Net cash used in operating activities was $13.01 million and $5.14 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in net cash used in operating activities was mainly due to an increase of $3.94 million in inventories, an increase of $6.12 million in the prepayments and other current assets, the net effect of acquisition of subsidiaries and decrease net loss from $8.90 million to $5.06 million.

Investing Activities

Net cash used in investing activities for nine months ended September 30, 2021 was $0.04 million, representing a decrease of $0.4 million in net cash used in investing activities from $0.41 million for the same period of 2020. This is mainly due to there is no significant purchase of fixed assets in 2021.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021, was $9.81 million, representing an increase of $6.30 million in net cash provided by financing activities from $3.66 million for the same period of 2020. This is mainly due to the proceeds from issuance of common stock.

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

As of September 30, 2021, there were no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective due to the continuing material weakness in our internal control over financial reporting. We have not identified additional material weaknesses since such time.

The material weakness and significant deficiency identified by our management as of September 30, 2021 related to the ability of the Company to record transactions and provide disclosures in accordance with GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the United States, have not attended United States institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of GAAP-based reporting is inadequate.

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

Changes in Internal Controls over Financial Reporting.

During the nine months ended September 30, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Planet Green is a Nevada company established in 1986 and is headquartered in Flushing, New York. We are a diversified technology, consumer products and chemical products company with presence in North America and China through its subsidiaries and VIE entities.

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

Our principal business operations are conducted in the PRC. In the event that the U.S. regulators carry out investigation on us and there is a need to conduct investigation or collect evidence within the territory of the PRC, the U.S. regulators may not be able to carry out such investigation or evidence collection directly in the PRC under the PRC laws. The U.S. regulators may consider cross-border cooperation with securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or regulatory cooperation mechanism established with the securities regulatory authority of the PRC., although there can be no assurance that such cooperation will be granted. From time to time, the Company may receive requests from certain U.S. agencies to investigate or inspect the Company’s operations or to otherwise provide information. While the Company will be compliant with these requests from these regulators, there is no guarantee that such requests will be honored by those entities who provide services to us or with whom we associate, especially as those entities are located in China. Furthermore, an on-site inspection of our facilities by any of these regulators may be limited or entirely prohibited. Such inspections, though permitted by the Company and its affiliates, are subject to the capricious nature of Chinese enforcers and may therefore be impossible to facilitate. A result, U.S. investors may not have available to them certain protections otherwise available to investors in U.S. based public companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 15, 2021, the Company and Jiayi Technologies, a subsidiary of the Company, entered into a share exchange agreement with Anhui Ansheng Petrochemical, and each of shareholders of Ansheng Petrochemical, pursuant to which, the Company issued an aggregate of 4,800,000 shares of common stock, par value $0.001 per share, of the Company, in in exchange for the acquisition of 66% of the outstanding equity interests of Anhui Ansheng.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation of the registrant, as filed with the Nevada Secretary of State on June 15, 2009. Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.

3.2	Certificate of Amendment of the registrant, as filed with the Nevada Secretary of State on September 28, 2018. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 2, 2018.

3.3	Bylaws of the registrant. Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.

10.1	Share Exchange Agreement, dated as of July 15, 2021, by and among Planet Green Holdings Corp., Anhui Ansheng Petrochemical Equipment Co., Ltd. and sellers named therein.***

10.2	Lock-Up Agreement.***

10.3	Non-Competition and Non-Solicitation Agreement.***

10.4	Consultation and Service Agreement.***

10.5	Business Cooperation Agreement.***

10.6	Equity Pledge Agreement.***

10.7	Equity Option Agreement.***

10.8	Voting Rights Proxy and Financial Supporting Agreement.***

10.9	Employment Agreement, dated as of June 24, 2021, by and between Planet Green Holdings Corp. and Lili Hu.*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

***	Previously filed as an exhibit to the company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2021

PLANET GREEN HOLDINGS CORP.

/s/ Bin Zhou
Bin Zhou
Chief Executive Officer
(Principal Executive Officer)

/s/ Lili Hu
Lili Hu
Chief Financial Officer
(Principal Financial and Accounting Officer)