Form 10-K
period 2021-12-31
Planet Green Holdings Corp.
filed 2022-03-31
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

The number of shares and aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter were 24,009,930 and 40,576,781.7 respectively.

There were 42,581,930 shares of common stock outstanding as of March 29, 2022.

Documents Incorporated by Reference: None.

i

PART I

Use of Certain Defined Terms

In this annual report on Form 10-K:

●	“Anhui Ansheng” refers to Anhui Ansheng Petrochemical Equipment Co., Ltd., a PRC limited liability company.

●	“Bless Chemical” refers to Bless Chemical Co., Ltd., a company incorporated in Hong Kong.

●	“China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong, Macau and Taiwan for the purposes of this report only).

●	“CAD” refers to Canadian dollar, the legal currency of Canada.

●	“Fast Approach” refers to Fast Approach Inc., a corporation incorporated under the laws of Canada.

●	“Hubei Bulaisi” Refers to Hubei Bulaisi Technology Co., Ltd., a company incorporated in China.

●	“Jiayi Technologies” or “WFOE” refers to Jiayi Technologies (Xianning) Co., Ltd, a PRC limited liability company and a wholly foreign-owned enterprise, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd.

●	“Jilin Chuangyuan” refers to Jilin Chuangyuan Chemical Co., Ltd., a PRC limited liability company.

●	“Jingshan Sanhe Luckysky” refers to Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., a PRC limited company.

●	“Lucky Sky Planet Green HK” refers to Lucky Sky Planet Green Holdings Co., Limited, a company incorporated in Hong Kong.

●	“PLAG,” “Planet Green,” “we,” “us”, “our” and the “Company” refer to Planet Green Holdings Corp., a Nevada corporation, and except where the context requires otherwise, our wholly-owned subsidiaries and VIEs.

●	“Planet Green BVI” refers to Planet Green Holdings Corporation, a company incorporated in British Virgin Islands.

●	“RMB” refers to Renminbi, the legal currency of China.

●	“Shine Chemical BVI” refers to Shine Chemical Co., Ltd., a company incorporated in British Virgin Islands.

●	“Shandong Yunchu” refers to Shandong Yunchu Supply Chain Co., Ltd., a PRC limited liability company.

●	“Shanghai Shuning” refers to Shanghai Shuning Advertising Co., Ltd, a PRC limited liability company.

●	“Shenzhen Lorain” refers to Lorain Food Stuff (Shenzhen) Co., Ltd., a PRC limited liability company.

●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

●	“VIE” refers to variable interest entity.

●	“Xianning Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

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

ITEM 1. BUSINESS

Overview of Our Business

PLAG, headquartered in Flushing, NY, is not an operating company but a Nevada holding company with operations primarily conducted by our directly owned subsidiaries and through our variable interest entities, or VIEs. After a series of acquisitions and dispositions in 2020 and 2021, our primary business, which is carried out by Fast Approach, Jingshan Sanhe Luckysky, Jilin Chuangyuan, Xianning Bozhuang, Anhui Ansheng and Shandong Yunchu, is:

●	to provide food and beverage products such as Cyan brick tea, black tea and green tea as well as beef products in China; and

●	to research, develop, manufacture and sell products of formaldehyde, urea formaldehyde adhesive, methylal, ethanol fuel, fuel additives and clean fuel in China; and

●	to develops and manufactures skid-mounted refueling equipment, LNG cryogenic equipment and oil storage tank, and sells such products in China; and

●	to develop and operate a demand side platform which empowers buyers of advertising to manage and optimize their digital advertising across different real-time bidding networks in North America.

Organizational Structure

PLAG was incorporated on February 4, 1986 and was formerly known as “American Lorain Corporation.” Effective November 12, 2009, PLAG reincorporated in Nevada from Delaware.

The following diagram illustrates our corporate structure as of the date of this annual report on Form 10-K, including our subsidiaries and our VIEs.

Subsidiary

On May 9, 2019, the Company and Shanghai Xunyang Internet Technology Co., Ltd., a subsidiary of the Company, entered into a Share Exchange Agreement with Xianning Bozhuang, and each of the shareholders of Xianning Bozhuang, pursuant to which, among other things and subject to the terms and conditions contained therein, the Subsidiary agreed to effect an acquisition of Xianning Bozhuang by acquiring from the Sellers all of the outstanding equity interests of Xianning Bozhuang. On May 14, 2019, the Company closed the acquisition transaction and entered into a series of VIE agreements with Xianning Bozhuang and its shareholders. For company internal restructure purpose, on December 20, 2019, Xianning Bozhuang terminated the VIE agreements with Shanghai Xunyang Internet Technology Co., Ltd. and entered into similar series of VIE agreements with Jiayi Technologies on the same day. On August 2, 2021, as part of the internal restructure efforts to remove VIE arrangement, the Company and its subsidiary terminated series of VIE agreements and acquired 100% equity ownership of Xianning Bozhuang.

On June 5, 2020, the Company entered into a share exchange agreement with Fast Approach to acquire all outstanding shares of Fast Approach, a corporation incorporated under the laws of Canada and in the business of operating a demand side platform. Upon completing the transaction, Fast Approach became a wholly owned subsidiary of the Company. Fast Approach owns 100% equity of Shanghai Shuning.

On January 4, 2021, through Jiayi Technologies, formerly known as Lucky Sky Petrochemical, the Company entered into a series of VIE agreements with Jingshan Sanhe Luckysky as well as its shareholders, which gives the Company the ultimate control of Jingshan Sanhe Luckysky and its shareholders, making it operate in accordance with the will of the Company. The Company is considered the primary beneficiary of Jingshan Sanhe Luckysky and it consolidates its accounts as VIEs. On September 10, 2021, as part of the internal restructure efforts to remove VIE arrangement, Hubei Bulaisi acquired 85% equity ownership of Jingshan Sanhe Lucksky and Jiayi Technologies terminated the VIE agreements with Jingshan Sanhe Luckysky on the same date.

On December 9, 2021, the Company and Jiayi Technologies, a subsidiary of the Company, entered into a Share Exchange Agreement with Shandong Yunchu and each of shareholders of Shandong Yunchu. Upon closing of the transaction, Jiayi Technologies acquired 100% equity ownership of Shandong Yunchu.

VIE Arrangement

On March 9, 2021, through Jiayi Technologies, the Company entered into a series of VIE agreements with Jilin Chuangyuan as well as its shareholders, which gives the Company 75% control of Jilin Chuangyuan and its shareholders, making it operate in accordance with the will of the Company. The Company is considered the primary beneficiary of Jilin Chuangyuan and it consolidates its accounts as VIEs. On November 30, 2021, through Jiayi Technologies, the Company entered into a series of VIE agreements with Jilin Chuangyuan as well as its shareholders, which gives the Company the remaining 25% of the outstanding equity interests of Jilin Chuangyuan. As a result of the completion of the transaction, the Company owns 100% of Jilin Chuangyuan through Jiayi Technologies, making Jilin Chuangyuan operate in accordance with the will of the Company. The Company is considered the primary beneficiary of Jilin Chuangyuan and it consolidates its accounts as VIEs.

On July 15, 2021, through Jiayi Technologies, the Company entered into a series of VIE agreements with Anhui Ansheng as well as its shareholders, which gives the Company 66% control of Anhui Ansheng and its shareholders, making it operate in accordance with the will of the Company. The Company is considered the primary beneficiary of Jilin Chuangyuan and it consolidates its accounts as VIEs. On February 11, 2022, through Jiayi Technologies, the Company entered into a series of VIE agreements with Xiaodong Cai, a shareholder of Anhui Ansheng, which gives the Company additional 20.58% of the outstanding equity interests of Anhui Ansheng. As a result of the completion of the transaction, the Company owns 86.58% of Anhui Ansheng through Jiayi Technologies, making Anhui Ansheng operate in accordance with the will of the Company. The Company is considered the primary beneficiary of Anhui Ansheng and it consolidates its accounts as VIEs. Each of the VIE Agreements is described in detail below:

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

Products

We grow, produce and distribute Cyan brick tea, black tea and green tea in China through our wholly owned subsidiary Xianning Bozhuang.

We import and distribute beef products in China through our wholly owned subsidiary Shandong Yunchu.

We research, develop, manufacture and sell products of formaldehyde, urea formaldehyde adhesive, methylal, ethanol fuel, fuel additives and clean fuel through our subsidiary Jingshan Sanhe Luckysky and we research, develop, manufacture and sell formaldehyde, urea formaldehyde adhesive, methylal, and clean fuel products through our VIE, Jilin Chuangyuan.

We research, develop and manufacture skid-mounted refueling equipment, LNG cryogenic equipment and oil storage tank, and sells such products in China through our VIE, Anhui Ansheng.

Service

We provide a demand-side platform which allows buyers of digital advertising inventory to manage multiple ad exchange and data exchange through one interface. Our digital service is provided by Fast Approach.

Our Manufacturing Facilities

General

We currently manufacture our products and provide services in Meihekou City ofJilin Province, Jingshan City and Xianning City of Hubei Province, Qingdao City of Shandong Province, Xuancheng City of Anhui Province, and Shanghai in China, and Toronto in Canada.

The following table indicates the year that operations commenced at each of the facilities and the size of the facilities.

Facility	Year Operations Commenced	Facility Size (square meters)
Xianning Bozhuang *	2013	33,333
Jingshan Sanhe Luckysky **	2018	11,018
Jilin Chuangyuan***	2013	59,690
Anhui Ansheng****	2012	51,367

*	Became a VIE in May 2019.

**	Became a subsidiary September 2021.

***	Became a VIE in March 2021.

****	Became a VIE in July, 2021

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

The following table shows the number and types of production lines, the types of products produced and the production capacity as of the date of this report:

Facility	Production Lines	Product Portfolio	Capacity
Xianning Bozhuang	There are six production lines: the production line of cyan brick tea with traditional handicraft; the production line of cyan brick tea; the production line of teabag; the production line of green tea and the production line of black tea	Cyan brick tea, black tea and green tea	Production line with 5,020 tons of production capacity
Jingshan Sanhe Luckysky	There are two production lines: the production line of ethanol fuel and the production line of fuel additive	Alcohol based clean fuel, liquid wax, arene and biomass fuel	Two production lines with a total production capacity of 300,000 tons/ year for ethanol fuel, and 3000 tons/year for fuel additive
Jilin Chuangyuan	The company has two formaldehyde production lines, eight rubber production units, one methylal production line and one clean fuel oil production line	Formaldehyde, urea formaldehyde adhesive, methylal and clean fuel oil	Annual production capacity of 120,000 tons of formaldehyde, 100,000 tons of urea formaldehyde glue, 3,0000 tons of methylal and 20,000 tons of clean fuel oil
Anhui Ansheng	Cryogenic Liquid Storage Tank, Microbulk Solutions for IG –Pama, Medical oxygen integrated air supply station, Microbulk Solutions for LNG -Pama, Integrated LNG Supply Staion-AYS, Vaporizer for industrial gases and LNGL-CNG filling station, Container LNG filling station, Gas supply station design and installation		Provided more than 1,000 sets of IG and LNG equipment’s and installation services for customers

We operate our production lines year-round.

Raw Materials

Our Supply Sources

Our business depends on obtaining a reliable supply of various products, including tea, refined methanol, methanol, formaldehyde, polymer emulsion and beef products. Because of the diversity of available sources of these raw materials, we believe that our raw materials are currently in adequate supply.

We obtain our raw materials primarily from domestic procurement for our tea production, formaldehyde and methanol products. When it comes to our beef products, we rely on overseas suppliers to import the raw materials.

Shandong Yunchu carries out our beef products business. It mainly purchased frozen beef from six countries: Uruguay, Brazil, Chile, Argentina, Australia and New Zealand and 25 factories are involved. The top ten suppliers include: Marrig, Minerva S.A., G & K O’Connor Pty Ltd, Frigorifico matadero Pando ontilcor S.A., Las Moras, Frigorifico de Osorno S.A., Ersinal S.A. ecoparks S.A., lorsinal S.A., and Minerva S.A. The Company has established a stable long term cooperative relationship with these beef and mutton manufacturers. The stable supply provides competitive advantage for Company to procure various various beef products with high quality and low price to meet the needs of domestic customers.

We select suppliers based on price and product quality. We typically rely on numerous domestic suppliers, including some with whom we have a long-term relationship. Our suppliers generally include wholesale agricultural product companies, food production companies, tea bag processing companies and chemical products wholesale company.

Our Customers

Our products are sold both in Chinese domestic market and overseas market.

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

When it comes to manufacturing and sales of synthetic fuel products, we do business through direct sales, constructing refuel facilities and conducting technical cooperation with other companies.

Anhui Ansheng’s Insulation type explosion-proof skid-mounted refueling equipment and SF double-layer buried type storage tank are the leading brands in the industry. The company is China National Petroleum Corporation’s Top 5 supplier for SF double layer buried storage tanks. The production scale and market share of the Explosion-proof skid-mounted refueling equipment are both ranking No.1 in China and such product is a success in overseas markets as well.

Shandong Yunchu distributes beef products in China including several major beef products providers and distributors in China, such as: Henan Hengdu Food Co., Ltd, Shanxi Pingyao Beef Group, Shandong Delis Food Co., Ltd and Heilongjiang Binxi Group.

Our Sales and Marketing Efforts

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In 2021, our marketing and branding efforts mainly focus on internet advertising and long-term customers.

Competition and Market Position

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

Jingshan Sanhe Luckysky is one of the top ten private enterprises in the region of Jingshan with 12 patents, 17 sets of professional laboratory equipment and 2 advanced and complete production lines.

Anhui Ansheng was established in May 2012, with a registered capital of RMB 30 million and an area of approximately 100,000 square meters. It is equipped with advanced manufacturing and testing equipments, and has first-class R&D, manufacturing and management team in the industry. Anhui Ansheng has three business divisions: Insulation type explosion-proof skid-mounted refueling equipment business division, LNG cryogenic equipment business division and SF double deck oil storage tank business division. Anhui Ansheng has the national pressure vessel manufacturing certificate, pressure pipeline installation license, ASME U certificate and T certificate, national industrial production license, ISO9001 quality management system certificate, ISO14001 environmental management system certificate, QHSAS18001 occupational health and safety management system certificate, as well as UL certificate, etc. It’s Insulation type explosion-proof skid-mounted refueling equipment and SF double-layer buried type storage tank are the leading brands in the industry. Anhui Ansheng is China National Petroleum Corporation’s Top 5 supplier for SF double layer buried storage tanks. The production scale and market share of the Explosion-proof skid-mounted refueling equipment are both ranking No.1 in China and such product is a success in overseas markets as well.

Jilin Chuangyuan is a leading chemical enterprise integrating R & D, production and sales. It was attacted and invited by Meihekou city government and completed the reconstruction and extention. Its main products and annual production capacity are 120,000 tons of formaldehyde, 100,000 tons of urea formaldehyde glue, 3,0000 tons of methylal and 20,000 tons of clean fuel oil respectively. It is a large-scale enterprise in the production of formaldehyde and urea formaldehyde glue in Chinese northeast provinces and is the only enterprise in Jilin province to produce and sell formaldehyde. The main products are sold to wood-based panel, chemical, pharmaceutical and construction enterprises in Jilin and Liaoning provinces.

Shandong Yunchu mainly purchased frozen beef from six countries: Uruguay, Brazil, Chile, Argentina, Australia and New Zealand and 25 factories are involved. The top ten suppliers include: Marrig, Minerva S.A., G & K O’Connor Pty Ltd, Frigorifico matadero Pando ontilcor S.A., Las Moras, Frigorifico de Osorno S.A., Ersinal S.A. ecoparks S.A., lorsinal S.A., and Minerva S.A. The Company has established a stable long term cooperative relationship with these beef and mutton manufacturers. The stable supply provides competitive advantage for Company to procure various various beef products with high quality and low price to meet the needs of domestic customers.

Intellectual Property

Patents

The company vigorously implements scientific and technological innovation. Jingshan Sanhe Luckysky obtains 12 practical patent certificates from the State Intellectual Property Office of the PRC, which includes a diesel exhaust cleaner and its preparation method, a kind of automobile exhaust cleaner and preparation method, a kind of filtering device for exhaust port of cleaning liquid production plant, a kind of automobile cleaner dispensing device, a kind of liquid dispensing equipment, a kind of mixing and stirring tank, a kind of cleaning brush for cleaning agent storage tank, a kind of reactor for producing auto cleaner, a kind of cleaning brush for cleaning agent mixing kettle, a kind of mixing tank, a cleaning tool for cleaning the reactor for detergent production and a kind of mixing and defoaming tank. The company will give full play to the advantages of independent intellectual property rights, continue to innovate, maintain the leading technology and enhance the core competitiveness of the company.

Anhui Ansheng obtains 1 invention patent and 23 utility patent from the State Intellectual Property Office of the PRC, which includes a LNG tank container with self-balancing lifting mechanism, a LNG tank type container type with intermediate moving positioning mechanism, a LNG tank container with new vehicle mounted support frame, a LNG tank type container type with integrated fixed frame, Self-drying gas station canopy, fuel dispenser, a constant temperature and pressure unloading device for gasification station, integrated mobile LNG gasification station, an integrated skid type LNG filling station, fuel dispenser with automatic coordination position, a LNG tank type container type with self-balancing lifting mechanism, an anti-breaking mechanism at the inlet and a outlet of pump pool in LNG integrated gas filling device.

We take reasonable steps to protect our proprietary information and trade secrets, such as limiting disclosure of proprietary plans, methods and other similar information on a need-to-know basis and requiring employees with access to our proprietary technology to enter into confidentiality arrangements. We believe that our proprietary technology and trade secrets are adequately protected.

Our Employees

As of December 31, 2021, we had a total of 185 employees. Approximately 185 of our full-time employees are directly employed by our subsidiaries and VIEs.

The following table sets forth the allocation of employees, both direct and leased, by job function.

Number of
Department	Employees
Production	108
Purchasing	2
Research and Development	4
Quality Control	8
Sales	15
Finance	7
Management	14
Administration	27
Total	185

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

Our Research and Development Activities

We have research and development staffs at each of our facilities. In total, 4 employees are dedicated to research and development.

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

The amount we spent on research and development activities during the years ended December 31, 2021 and 2020 was not a material portion of our total expenses for those years.

Government Regulation

As a company that continuously strives to create new value, we have been doing business in five areas: tea product cultivation, packaging, and sales; manufacturing and sales of synthetic fuel products, formaldehyde products, vehicles gasoline and diesel products; manufacturing of insulation type explosion-proof skid-mounted refueling equipment and SF double-layer buried type storage tank products business; importing and distribution of beef products and multimedia design, advertising business.

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

Our manufacturing of insulation type explosion-proof skid-mounted refueling equipment and SF double-layer buried type storage tank products business, carried out by Anhui Ansheng, is subject to multiple regulations under PRC law. We have obtained required certificates, including the national industrial product production license, Manufacture License of Special Equipment (pressure vessels), installation, alteration, repair & maintenance license of special equipment (pressure tunnel), the American Society of Mechanical Engineers certificate of authorization, environmental management system certification and quality management system certification.

Our importing and distribution of beef products business is carried out by Shandong Yunchu and we have obtained relevant certifications including the record registration form of foreign trade operators and food business license.

As to our multimedia design and advertising business, we are licensed to operate data related business in China through our subsidiary, Shanghai Shuning.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our primary facilities, which are owned except where otherwise indicated, are as follows:

Facility	Location	Approximate Size (Square Meters)	Owned or Leased
Xianning Bozhuang *	Xianning City, Hubei Province, PRC	33,333	Land Use Rights Obtained
Jingshan Sanhe Luckysky**	Jingshan City, Hubei Province, PRC	11,018	Leased
Jilin Chuangyuan ***	Meihekou City, Jilin Province, PRC	59,690	Land Use Rights Obtained
Anhui Ansheng***	Xuan City, Anhui Province, PRC	51,367	Land Use Rights Obtained
Shandong Yunchu****	Qingdao City, Shandong Province	178.16	Leased

*	Became a VIE in May 2019 and became a subsidiary in August 2021.

**	Became a subsidiary in September 2021.

***	Became a VIE in 2021.

****	Become a subsidiary in December 2021

In the aggregate, we currently have land use rights to, or lease, 5 properties with approximately 155,586.16 square meters, consisting of manufacturing facilities and office buildings for future expansion. We believe our current facilities provide adequate capacity for our current and projected needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Our common stock is quoted on the NYSE American under the symbol “PLAG”.

Approximate Number of Holders of Our Common Stock

As of March 29, 2022, there were 346 stockholders of record of our common stock. This does not include the holders whose shares are held in a depository trust in “street” name.

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

On January 26, 2021, the Company entered into a securities purchase agreement, pursuant to which three individuals residing in the PRC agreed to purchase an aggregate of 2,700,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $6,750,000, representing a purchase price of $2.50 per share. The transaction closed on January 29, 2021.

On March 9, 2021, the Company entered into a share exchange agreement with Jilin Chuangyuan and each of the original shareholders of Jilin Chuangyuan. Pursuant to the share exchange agreement, we issued an aggregate of 3,300,000 shares of common stock of the Company to the Sellers in exchange for the transfer of 75% of the equity interest of Jilin Chuangyuan.

On April 24, 2021, the Company entered into a securities purchase agreement, pursuant to which three individuals residing in the PRC agreed to purchase an aggregate of 4,000,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $7,600,000, representing a purchase price of $1.90 per share. The transaction closed on May 20, 2021.

On July 15, 2021, the Company entered into a share exchange agreement with Anhui Ansheng and each of the original shareholders of Anhui Ansheng. Pursuant to the share exchange agreement, we issued an aggregate of 4,800,000 shares of common stock of the Company to the Sellers in exchange for the transfer of 66% of the equity interest of Anhui Ansheng.

On November 30, 2021, the Company entered into a share purchase agreement with Yongsheng Chen, a shareholder of Jilin Chuangyuan. Pursuant to the share purchase agreement, the Company agreed to purchase from the Seller the remaining 25% of the outstanding equity interests of Jilin Chuangyuan. Pursuant to the terms of the Agreement, the Company agreed to pay to the Seller an aggregate of U.S. $4,750,000 in exchange for the 25% of the issued and outstanding shares of Jinlin. Prior to completion of the acquisition of the Seller’s shares, the Company owned 75% equity interest of Jilin through the Purchaser. As a result of the completion of the transaction, the Company owns 100% of Jinline through the Purchaser. The parties completed the transaction on November 30, 2021.

On December 9, 2021, the Company entered into a share exchange agreement with Shandong Yunchu and each of the original shareholders of Shandong Yunchu. Pursuant to the share exchange agreement, we issued an aggregate of 5,800,000 shares of common stock of the Company to the Sellers in exchange for the transfer of all of the equity interest of Anhui Ansheng.

Securities Authorized for Issuance under Equity Compensation Plans

We have issue 870,000 shares under our equity compensation plan in the fiscal year of 2021.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are headquartered in Flushing, New York. After a series of acquisitions and dispositions in 2021 and 2020, our primary business, which is carried out by Shandong Yunchu, Jingshan Sanhe, Jilin Chuangyuan, Anhui Ansheng, Fast Approach Inc and Xianning Bozhuang, includes:

●	To sell black tea product cultivation, packaging, and sales;

●	To sell high-grade synthetic fuel products

●	To import beef products and sell such products in China

●	To sell formaldehyde, urea-formaldehyde glue, methylal, and clean fuel oil

●	To sell the barrier and explosion-proof skid-mounted refueling devices, SF double-layer buried oil storage tank

●	Multimedia design and online advertising services;

Going Concern

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a net loss of $9,740,486 attributable to common shareholders for the year ended December 31, 2021. As of December 31, 2021, the Company had an accumulated deficit of $94,072,383, a working capital deficit of $7,075,320, and its net cash used in operating activities for the year ended December 31, 2021 was $519,396

The Company plans to continue its expansion and investments, which will require continued improvements in revenue, net income and cash flows.

Results of Operations

The following discussion should be read in conjunction with the company’s audited consolidated financial statement for the years ended December 31, 2021, and 2020 and related notes to that.

	Twelve months ended		Increase /	Increase /
	December 31,		Decrease	Decrease
(In Thousands of USD)	2021	2020	($)	(%)
Net revenues	37,768	3,639	34,129	938
Cost of revenues	33,922	2,370	31,552	1,331
Gross profit	3,846	1,269	2,577	203
Operating expenses:
Selling and marketing expenses	2,053	160	1,893	1,183
General and administrative expenses	7,221	3,896	3,325	85
Research & Developing expenses	808	-	808	N/A
Operating income (loss)	(6,236)	(2,787)	(3,449)	124
Interest income (expense)	(645)	(23)	(622)	2,656
Other income (expense)	210	27	183	670
Impairment of goodwill	(3,263)	(2,340)	(923)	39
Write off receivables from disposal of former subsidiaries	-	(6,079)	6,079	(100)
(Loss) income before tax	(9,934)	(11,202)	1,268	(11)
Loss on disposal	-	151	(151)	(100)
Income tax expense/(income)	(56)	-	(56)	N/A

Income (loss) from continuing operations	-	(11,202)	11,202	(100)

Net income(loss)from discontinuing operations	-	151	(151)	N/A

Net (loss) income	(9,990)	(11,051)	1,061	(10)

Net Revenues. Our net revenues for the twelve months ended December 31, 2021 amounted to $37.77 million, which represents an increase of approximately $34.13 million, or 938%, from $3.64 million for the twelve months ended December 31, 2020. This increase was attributable to the acquisition of certain subsidiaries and VIEs.

Cost of Revenues. During the twelve months ended December 31, 2021, we experienced an increase in cost of revenue of $31.6 million or 1331%, in comparison to the twelve months ended December 31, 2020, from approximately $2.37 million to $33.9 million. This increase was mainly due to the acquisition of certain subsidiaries and VIEs.

Gross Profit. Our gross profit increased by $2.58 million, or 203% to $3.85 million for the twelve months ended December 31, 2021 from $1.27 million for the twelve months ended December 31, 2020. This increase was mainly attributable to the acquisition of certain subsidiaries and VIEs.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $1.89 million, or 1183%, to $2.05 million for the twelve months ended December 31, 2021 from $0.16 million for the twelve months ended December 31, 2020. This increase was mainly due to our effort to expand our business.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $3.33 million from $3.90 million to approximately $7.22 million for the twelve months ended December 31, 2021, compared to the twelve months ended December 31, 2020. This cost increase was mainly due to the increase of the professional service fees and expenses incurred by the newly acquired business operation.

Net Loss

Our net loss decreased by $1.06 million, or 10%, to a net loss of $9.99 million for the twelve months ended December 31, 2021 from $11.05 million in net loss for the twelve months ended December 31, 2020. This decrease was mainly due to our effort to expand our business.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and operating and capital expenditure commitments. Our liquidity needs meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period in the fiscal year 2021, our primary sources of financing have been cash generated from operations and private placements.

As of December 31, 2021, we had cash and cash equivalents (including restricted cash) of $1.13 million compared to $3.42 million as of December 31, 2020. The debt to assets ratio was 40.41% and 16.65% as of December 31, 2021 and December 31, 2020, respectively. We expect to continue to finance our operations and working capital needs in 2021 from cash generated from operations and, if needed, private financings. Suppose available liquidity is insufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the twelve months ended December 31
(In thousands of U.S. dollars)	2021	2020
Net cash flows used in operating activities	(519)	(3,499)
Net cash flows used in investing activities	(11,814)	(853)
Net cash flows provided by financing activities	8,932	238

Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $0.52 million, which consisted primarily of net loss of $9.99 million, and was adjusted by depreciation and amortization of $2.45 million, impairment of goodwill of $3.23 million and share based compensation expense of $1.16 million.

The Company had an increase of $4.81 million in other receivables from related parties, an increase of $1.33 million in inventories and an increase of $4.31 million in payables and other current liabilities.

For the year ended December 31, 2020, net cash used in operating activities was $3.50 million, which consisted primarily of net loss of $11.10 million, and was adjusted by depreciation and amortization of $0.45 million, write off receivables of $6.08 million, impairment of goodwill of $2.34 million and exchange loss of $1.83 million.

The Company had an increase of $1.53 million in accounts and other receivables, an increase of $4.07 million in prepayments and other current assets and an increase of $0.88 million in payables and other current liabilities.

Investing Activities

Net cash used in investing activities for the twelve months ended December 31, 2021 was $11.81 million, representing an increase of $10.96 million in net cash used in investing activities from $0.85 million for the same period of 2020. This is mainly due to the recent acquisition activities.

Financing Activities

Net cash provided by financing activities for the twelve months ended December 31, 2021, was $8.93 million, representing an increase of $8.69 million in net cash provided by financing activities from $0.24 million for the same period of 2020. This is mainly due to the proceeds from the private placement transactions.

Critical Accounting Policies

The preparation of financial statements in conformity with the United States generally accepted accounting principles requires our management to make assumptions, estimates, and judgments that affect the amounts reported in the financial statements, including the notes to that, and related disclosures of commitments contingencies, if any.

We consider our critical accounting policies to require the more significant judgments and estimates in preparing financial statements, including those outlined in Note 2 to the financial statements included herein.

The Company has evaluated the timing and the impact of the guidance above on the financial statements.

As of December 31, 2021, there were no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of December 31, 2021, our internal controls over financial reporting were not effective.

The material weakness and significant deficiency identified by our management as of December 31, 2021, relates to the ability of the Company to record transactions and provide disclosures in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

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

Changes in Internal Controls over Financial Reporting

Other than as described above, during the fiscal year ended December 31, 2021, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this annual report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following table sets forth the name, age and position of each of our current directors and officers.

Name	Age	Position
Bin Zhou	32	Chairman and Chief Executive Officer
Lili Hu	44	Chief Financial Officer
Chao Chen	35	Director
King Fai Leung	49	Director
Yang Cao	29	Director

Mr. Bin Zhou has served as a director of the Company since May 2019 and served as our Chief Executive Officer and Chairman since October 2020. He has served as chairman of the board of directors of Xianning Bozhuang since March 2019. Mr. Zhou was the general manager and legal representative of Hubei Qianding Equipment Manufacturing Co., Ltd., a mechanical equipment manufacturing company, from March 2016 to March 2019. He also served as supervisor of Hubei Henghao Real Estate Development Co., Ltd., a real estate development company, from April 2014 to June 2018. Mr. Zhou received his Bachelor of Law degree from National Judges College in Beijing, China.

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

Board of Directors

Our Board met on twelve occasions during fiscal year 2021. Each of the members of our Board attended more than 75% of the total number of meetings held by our Board and the committees on which each director served during fiscal year 2021.

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

The Audit Committee has adopted a written charter, a copy of which is available on our website at www.planetgreenholdings.com, and a printed copy of which is available to any stockholder requesting a copy by writing to: Planet Green Holdings Corp., c/o Board of Director Office, 36-10 Union St. 2nd Floor, Flushing, NY, 11345. During the fiscal year ended December 31, 2021, our Audit Committee held four meetings.

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

The Compensation Committee meets on an annual basis and holds special meetings as needed. The Compensation Committee meetings may be called by the Committee chairman, the Chairman of the Board of Directors or a majority of Committee members. The Chief Executive Officer and Chief Financial Officer also provide recommendations to the Compensation Committee relating to compensation of other executive officers. The Compensation Committee held one meeting in fiscal year 2021.

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

The current members of the Nominating and Corporate Governance are Yang Cao, Chao Chen and King Fai Leung. Ms. Cao is the chairman of the Compensation Committee. During the fiscal year 2021, our Nominating and Corporate Governance Committee held one meeting.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the fiscal years ended December 31, 2020 and 2021 for services provided to us and our subsidiaries and VIEs. None of our current executive officers earned compensation that exceeded $100,000 during the fiscal years ended December 31, 2020 or 2021.

Name and				Stock	Option	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Bin Zhou,	2021	$96,000	$-	$-	$-	$-	$96,000
Chairman, Chief Executive Officer and Director	2020	$96,000	$-	$-	$-	$-	$96,000
			-	-	-	-
Lili Hu,	2021	$84,000	$-	$-	$-	$-	$84,000
Chief Financial Officer Director	2020	$84,000	$-	$-	$-	$-	$84,000
			-	-	-	-
Chao Chen,	2021	$24,000	$-	$-	$-	$-	$24,000
Director	2020	$24,000	$-	$-	$-	$-	$24,000

King Fai Leung,	2021	$21,600	$-	$-	$-	$-	$21,600
Director	2020	$21,600	$-	$-	$-	$-	$21,600

Yang Cao,	2021	$24,000	$-	$-	$-	$-	$24,000
Director	2020	$24,000	$-	$-	$-	$-	$24,000

In October 2020, the Board appointed Bin Zhou as a member of the Board and the Chief Executive Officer. Pursuant to the employment agreement with Mr. Zhou, we are obligated to pay Mr. Zhou a compensation of $96,000 per year.

In June 2020, the Board appointed Lili Hu to serve as the Chief Financial Officer. Pursuant to the employment agreement with Ms. Hu, we are obligated to pay Ms. Hu a compensation of $84,000 per year.

In April 2019, the Board appointed Chao Chen to serve as the Director. Pursuant to the employment agreement with Ms. Chen, we are obligated to pay Ms. Chen a compensation of $24,000 per year.

In July 2019, the Board appointed King Fai Leung to serve as the Director. Pursuant to the employment agreement with Mr. Leung, we are obligated to pay Mr. Leung a compensation of $21,600 per year.

In March 2020 the Board appointed Yang Cao to serve as the Director. Pursuant to the employment agreement with Ms. Cao, we are obligated to pay Ms. Cao a compensation of $24,000 per year.

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

Unless otherwise specified, the address of each of the persons set forth below is c/o Planet Green Holdings Corp., 36-10 Union St. 2nd Floor, Flushing, NY, 11345.

In the table below, percentage ownership is based on 42,581,930 shares of our common stock outstanding as of March 31, 2021.

Name and title of beneficial owner	Amount and nature of beneficial ownership	Percent of class
5% or Greater Stockholders

Xiaodong Cai	4,800,000	11.27%
Shun Liu	2,500,000	5.87%
Honghu Li	2,300,000	7.0%
Jie Yang	2,600,000	5.40%
Jian Zhen	2,400,000	6.10%

Executive Officers, Directors and Director Nominees

Bin Zhou, Chairman, Chief Executive Officer and Director	4,262,000	10.00%
Lili Hu, Chief Financial Officer	-	-
Chao Chen, Director	-	-
King Fai Leung, Director	-	-
Yang Cao, Director	-	-
All executive officers, directors and director nominees as a group (seven individuals)	4,262,000	10.00%

Changes in Control

There are currently no arrangements which would result in a change in control of us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE~~.~~

Related Party Transactions

None.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

WWC, P.C. is the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2021 and the accounting fees in each such period were $180,000 and 665,000. Such fees related to audit services provided by WWC, P.C. No audit-related or tax services were provided by WWC, P.C. during such periods.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2) Financial Statement and Schedules

The financial statements contained in the “Audited Financial Statements” beginning on page F-1 of this annual report on Form 10-K.

(b) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of the registrant, as filed with the Nevada Secretary of State on June 15, 2009. Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.
3.2	Certificate of Amendment of the registrant, as filed with the Nevada Secretary of State on September 28, 2018. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 2, 2018.
3.3	Bylaws of the registrant. Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.
4.1*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1	Share Exchange Agreement, dated as of December 9, 2021, by and among Planet Green Holdings Corp., Shandong Yunchu Supply Chain Co., Ltd. and sellers named therein. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 10, 2021.
10.2	Lock-Up Agreement, dated as of December 9, 2021. Incorporated by reference to Exhibit.10.2 to the registrant’s current report on Form 8-K filed on December 10, 2021.
10.3	Non-Competition and Non-Solicitation Agreement, dated as of December 9, 2021. Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on December 10, 2021.
10.4	Share Purchase Agreement dated as of November 30, 2021, by and among Planet Green Holdings Corp, Jianyi (Xianning) Technologies Co., Ltd. and Yongsheng Chen. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 30, 2021.
10.5	Amended Consultation and Service Agreement dated as of November 30, 2021. Incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K on November 30, 2021.
10.6	Amended Business Cooperation Agreement dated as of November 30, 2021. Incorporated by reference to Exhibit 10.3 to registrant’s current report on Form 8-K on November 30, 2021.
10.7	Amended Equity Pledge Agreement dated as of November 30, 2021. Incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K on November 30, 2021.
10.8	Amended Equity Option Agreement dated as of November 30, 2021. Incorporated by reference to Exhibit 10.5 to registrant’s current report on Form 8-K on November 30, 2021.
10.9	Amended Voting Rights Proxy and Financial Supporting Agreement dated as of November 30, 2021. Incorporated by refence to Exhibit 10.6 to registrant’s current report on Form 8-K on November 30, 2021.
10.10	Share Exchange Agreement dated July 15, 2021, by and among Planet Green Holdings Corp., Jiayi Technologies, Anhui Ansheng Petrochemical Equipment Co., Ltd, and sellers named therein. Incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K on July 16, 2021.
10.11	Lock-up Agreement dated as of July 15, 2021, by and among Planet Green Holdings Corp. and sellers named therein. Incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K on July 16, 2021.
10.12	Non-competitive and Non-Solicitation Agreement dated as of July 15, 2021. Incorporated by reference to Exhibit 10.3 to registrant’s current report on Form 8-K on July 16, 2021.
10.13	Consultation and Service Agreement dated July 15, 2021. Incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K on July 16, 2021.
10.14	Business Cooperation Agreement dated July 15, 2021. Incorporated by reference to Exhibit 10.5 to registrant’s current report on Form 8-K on July 16, 2021.
10.15	Equity Pledge Agreement dated July 15, 2021. Incorporated by reference to Exhibit 10.6 to registrant’s current report on Form 8-K on July 16, 2021.
10.16	Equity Option Agreement dated July 15, 2021. Incorporated by reference to Exhibit 10.7 to registrant’s current report on Form 8-K on July 16, 2021.
10.17	Voting Rights Proxy and Financial Supporting Agreement dated July 15, 2021. Incorporated by reference to Exhibit 10.8 to registrant’s current report on Form 8-K on July 16, 2021.

Exhibit No.	Description
10.18	Securities Purchase Agreement dated April 26, 2021, by and among Planet Green Holdings Corp. and Purchasers name therein. Incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K on April 27, 2021.
10.19	Share Exchange Agreement dated March 9, 2021, by and among Planet Green Holdings Corp., Jiayi Technologies, Jilin Chuangyuan Chemical Co., Ltd., and sellers named therein. Incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K on March 10, 2021.
10.20	Lock-up Agreement dated as of March 9, 2021. Incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K on March 10, 2021.
10.21	Non-competitive and Non-Solicitation Agreement dated as of March 9, 2021. Incorporated by reference to Exhibit 10.3 to registrant’s current report on Form 8-K on March 10, 2021.
10.22	Consultation and Service Agreement dated March 9, 2021. Incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K on March 10, 2021.
10.23	Business Cooperation Agreement dated March 9, 2021. Incorporated by reference to Exhibit 10.5 to registrant’s current report on Form 8-K on March 10, 2021.
10.24	Equity Pledge Agreement dated March 9, 2021. Incorporated by reference to Exhibit 10.6 to registrant’s current report on Form 8-K on March 10, 2021.
10.25	Equity Option Agreement dated March 9, 2021. Incorporated by reference to Exhibit 10.7 to registrant’s current report on Form 8-K on March 10, 2021.
10.26	Voting Rights Proxy and Financial Supporting Agreement dated March 9, 2021. Incorporated by reference to Exhibit 10.8 to registrant’s current report on Form 8-K on March 10, 2021.
10.27	Securities Purchase Agreement dated January 26, 2021, by and among Planet Green Holdings Corp. and Purchasers named therein. Incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K on January 26, 2021.
14.1	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.
21.1*	List of subsidiaries of the registrant.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET GREEN HOLDINGS CORP.

Date: March 31, 2022	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bin Zhou	Chief Executive Officer and Chairman	March 31, 2022
Bin Zhou	(Principal Executive Officer)

/s/ Lili Hu	Chief Financial Officer and Director	March 31, 2022
Lili Hu	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chao Chen	Director	March 31, 2022
Chao Chen

/s/ King Fai Leung	Director	March 31, 2022
King Fai Leung

/s/ Yang Cao	Director	March 31, 2022
Yang Cao

PLANET GREEN HOLDINGS CORP.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Planet Green Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Planet Green Holdings Corp. and its subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred substantial losses during the year, has substantial accumulated deficit and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of the carrying value of goodwill in the Canadian and Jingshan Sanhe reporting units

As discussed in Note 2 to the consolidated financial statements, the Company performs a goodwill impairment test on an annual basis or whenever events or changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The discount rate applied to projected cash flows is important elements used by the Company in determining the fair value of the reporting unit and the amount of goodwill impairment losses. In the last quarter of 2021, the Company performed an annual goodwill impairment test in response to the decline in current market conditions as a result of the COVID-19 pandemic. The goodwill was determined to be impaired, and impairment losses of $3.26 million was recorded.

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

PCAOB ID: 1711

We have served as the Company’s auditor since 2007

San Mateo, California

March 30, 2022

Planet Green Holdings Corp.

Audited Consolidated Balance Sheets

As of December 31, 2021 and 2020

(Stated in US Dollars)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$750,658	$3,415,751
Restricted cash	380,750	-
Accounts receivable, net	3,819,073	835,384
Inventories	7,816,432	2,251,628
Advances to suppliers	5,681,083	5,922,562
Other receivables	1,185,136	1,091,815
Other receivables-related parties	7,670,434	-
Total current assets	27,303,566	13,517,140

Non-current assets
Plant and equipment, net	20,485,449	4,596,637
Intangible assets, net	4,199,651	1,516,467
Construction in progress, net	2,475,874	-
Prepayment investments	705,805	-
Long-term investments	3,136,910	-
Investment in real estates	7,770,943	-
Deferred tax assets	1,172,050	-
Goodwill	18,180,532	2,340,111
Right-of-use assets	584,802	-
Total non-current assets	58,712,016	8,453,215

Total assets	$86,015,582	$21,970,355

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	6,822,054	-
Accounts payable	6,237,810	1,302,850
Advance from customers	6,190,091	241,893
Taxes payable	787,593	198,683
Other payables and accrued liabilities	8,635,189	1,848,597
Other payables-related parties	5,196,227	19,850
Lease liabilities-current portion	436,191	-
Deferred income	73,732	15,682
Total current liabilities	34,378,887	3,627,555

Non-current liabilities
Lease liabilities - non-current	-	-
Long-term payables	380,345	31,364
Total non-current liabilities	380,345	31,364

Total Liabilities	$34,759,232	$3,658,919

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock: $0.001 par value, 5,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and 2020	-	-
Common stock: $0.001 par value, 200,000,000 shares authorized; 35,581,930 and 11,809,930 shares Issued and outstanding as of December 31, 2021 and 2020	35,582	11,810
Additional paid-in capital	133,232,224	95,659,360
Accumulated deficit	(94,072,383)	(84,331,897)
Accumulated other comprehensive income	7,711,057	6,972,163
Non-controlling interests	4,349,870	-

Total stockholders’ equity	51,256,350	18,311,436
Total liabilities and stockholders’ equity	$86,015,582	$21,970,355

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Audited Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2021 and 2020

(Stated in US Dollars)

	For the Years Ended December 31,
	2021	2020
Net revenues	$37,767,964	$3,638,801
Cost of revenues	33,921,709	2,369,736
Gross profit	3,846,255	1,269,065

Operating expenses:
Selling and marketing expenses	2,053,452	160,109
General and administrative expenses	7,220,769	3,896,489
Research & Developing expenses	808,383	-
Total operating expenses	10,082,604	4,056,598

Operating (loss) income	(6,236,349)	(2,787,533)

Other (expenses) income
Interest income	1,455	63
Interest expenses	(646,572)	(23,470)
Other income	300,885	213,321
Other expenses	(90,646)	(186,003)
Impairment of goodwill	(3,263,424)	(2,339,829)
Write off receivables from disposal of former subsidiaries	-	(6,078,623)
Total other (expenses) income	(3,698,302)	(8,414,541)

(Loss) income before income taxes	(9,934,651)	(11,202,074)

Discontinued operations:
(Loss) income from discontinued operations	-	150,911

Income tax expenses	(56,450)	-

Net loss	(9,991,101)	(11,051,163)

Less: Net (loss) income attributable to non-controlling interest	(250,616)	-

Net (loss) income attributable to common shareholders	$(9,740,485)	$(11,051,163)

Net loss	(9,991,101)	(11,051,163)

Foreign currency translation adjustment	761,962	(1,231,778)

Total comprehensive loss	(9,229,139)	(12,282,941)

Less: Comprehensive (loss) income attribute to non-controlling interest	(227,548)
Comprehensive (loss) income attribute to common share holders	$(9,001,591)	$(12,282,941)

(Loss) income per share from continuing operations - Basic and diluted	$(0.40)	$(1.11)
(Loss) income per share from discontinued operations-Basic and diluted	$-	$0.01
(Loss) income per common shareholders - Basic and diluted	$(0.39)	$(1.09)
Basic and diluted weighted average shares outstanding	24,778,588	10,112,648

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Audited Consolidated Statements of Changes in Stockholders’ Equity

for the Years Ended December 31,2021 and 2020

(Stated in US Dollars)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total
Balance, January 1, 2020	7,877,765	$7,878	$85,803,421	$(73,280,734)	$8,203,941	$-	$20,734,506
Net (loss) income	-	-	-	(11,051,163)	-	-	(11,051,163)
Issuance of shares for acquisition	1,800,000	1,800	4,588,200	-	-	-	4,590,000
Issuance of common stock for cash	1,350,000	1,350	3,508,650	-	-	-	3,510,000
Stock-based compensation and issue of employee benefit plan stock	782,165	782	1,759,089	-	-	-	1,759,871
Foreign currency translation adjustment	-	-	-	-	(1,231,778)	-	(1,231,778)
Balance, December 31, 2020	11,809,930	$11,810	$95,659,360	$(84,331,897)	$6,972,163	$-	$18,311,436

Balance, January 1, 2021	11,809,930	$11,810	$95,659,360	$(84,331,897)	$6,972,163	$-	$18,311,436
Net (loss) income	-	-	-	(9,740,486)	-	(250,616)	(9,991,102)
Issuance of shares for acquisition	16,200,000	16,200	22,681,227	-	-	-	22,697,427
Issuance of common stock for cash	6,700,000	6,700	13,732,749	-	-	-	13,739,449
Stock-based compensation and issue of employee benefit plan stock	872,000	872	1,158,888	-	-	-	1,159,760
Acquiring subsidiaries	-	-	-	-	-	4,577,418	4,577,418
Foreign currency translation adjustment	-	-	-	-	738,894	23,068	761,962
Balance, December 31, 2021	35,581,930	$35,582	$133,232,224	$(94,072,383)	$7,711,057	$4,349,870	$51,256,350

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Audited Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

(Stated in US Dollars)

	2021	2020
CASH FLOWS FROM OPFRATING ACTIVITIFS:
Net (loss) income	$(9,991,102)	$(11,051,163)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	2,212,080	275,228
Amortization	241,172	173,825
Bad debt expenses	-	43,694
share-based compensation expense	1,159,760	1,759,871
Loss on disposal of discontinued operations	-	-
Write off receivables	-	6,078,623
Exchange loss	-	1,830,579
Impairment of goodwill	3,225,079	2,339,829
Note and account receivables，net	(384,977)	(1,526,888)
Inventories	(1,331,385)	(295,975)
Prepayments and deposit	4,676,936	(4,065,394)
Other receivables	349,817	-
Other receivables-related party	(4,814,037)	-
Accounts payables	1,364,041	506,437
Advance from customer	(1,540,669)	150,685
Other payables and accruals	2,384,255	221,900
Other payables-related parties	1,750,240	-
Taxes payable	198,722	59,648
Deferred income	(15,246)	-
Lease liability	(4,082)	-
Net cash used in operating activities	(519,396)	(3,499,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(1,393,139)	(695,544)
Purchase of intangible assets	(124,337)	(157,293)
Purchase of long-term investment	(3,100,052)	-
Purchase of real estates	(7,679,634)	-
Net increase in cash from acquisition subsidiaries	482,760	-
Net cash used in investing activities	(11,814,402)	(852,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short-term loan - bank	(953,355)	-
(Repayment to) proceeds from related party	(1,036,094)	(2,777,808)
Proceeds from issuance of common stock	10,921,157	3,016,204
Net cash provided by financing activities	8,931,708	238,396

Net decrease in cash and cash equivalents	(3,402,090)	(4,113,544)

EFFECT OF EXCHANGE RATE ON CASH	1,117,747	256,785

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,415,751	7,272,510

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,131,408	$3,415,751

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$1,455	$-
Interest paid	$646,572	$23,407

NON-CASH TRANSACTIONS
Operating lease right-of-use assets	$584,802	$-
Issuance of shares for acquisition	$22,697,427	$4,590,000
issuance of common stock for employee compensation	$1,159,760	$1,759,871

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(Stated in US Dollars)

1.	Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”) is a holding company incorporated in Nevada. We are engaged in various businesses through our subsidiaries and controlled entities in China.

Going Concern

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $9,740,486 attributable to common shareholders for the year ended December 31, 2021. As of December 31, 2021, the Company had an accumulated deficit of $94,072,383; a working capital deficit of $7,075,320, its net cash used in operating activities for the year ended December 31, 2021 was $519,396

These factors raise substantial doubt on the Company’s ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan for the Company’s continued existence is dependent upon management’s ability to execute the business plan, develop the plan to generate profit; additionally, Management may need to continue to rely on private placements or certain related parties to provide funding for investment, for working capital and general corporate purposes. If management is unable to execute its plan, the Company may become insolvent.

2.	Summary of Significant Accounting Policies

Method of Accounting

Management has prepared the accompanying financial statements and these notes according to generally accepted accounting principles in the United States (“GAAP”). The Company maintains its general ledger and journals with the accrual method accounting.

Principles of Consolidation

The accompanying consolidated financial statements reflect the activities of Planet Green Holdings Corp. and each of the following entities:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Planet Green Holdings Corporation	The British Virgin Islands	100	$10,000
Lucky Sky Planet Green Holdings Co., Limited (H.K.)	Hong Kong	100	1
Jiayi Technologies (Xianning) Co., Ltd.	PRC	100	2,000,000
Fast Approach Inc.	Canada	100	79
Shanghai Shuning Advertising Co., Ltd. (a subsidiary of FAST)	PRC	100	-
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.	PRC	85	4,710,254
Xianning Bozhuang Tea Products Co., Ltd.	PRC	100	6,277,922
Jilin Chuangyuan Chemical Co., Ltd	PRC	VIE	9,280,493
Anhui Ansheng Petrochemical Equipment Co., Ltd	PRC	VIE	3,045,776
Shine Chemical Co., Ltd	The British Virgin Islands	100	8,000
Bless Chemical Co., Ltd (a subsidiary of Shine Chemical)	Hong Kong	100	10,000
Hubei Bryce Technology Co., Ltd. (a subsidiary of Bless Chemical)	PRC	100	30,000,000
Shandong Yunchu Supply Chain Co., Ltd	PRC	100	5,000,000

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

On June 5, 2020, the Planet Green Holdings Corporation(BVI) acquired all of the outstanding equity interests of Fast Approach Inc. It was incorporated under Canada’s laws and the operation of a demand-side platform targeting the Chinese education market in North America.

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

On December 9, 2020, Lucky Sky Petrochemical Technology (Xianning) Co., Ltd. changed its name to Jiayi Technologies (Xianning) Co., Ltd.

On January 6, 2021, Planet Green Holdings Corporation(Nevada) issued an aggregate of 2,200,000 shares of common stock of the Company to the equity holders of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd in exchange for the transfer of 85% of the equity interest of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd.

On March 9, 2021, Planet Green Holdings Corporation(Nevada) issued an aggregate of 3,300,000 shares of common stock of the Company to the equity holders of Jilin Chuangyuan Chemical Co., Ltd in exchange for the transfer of 75% of the equity interest of Jilin Chuangyuan Chemical Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd.

On July 15, 2021, Planet Green Holdings Corporation(Nevada) issued an aggregate of 4,800,000 shares of common stock of the Company to the equity holders of Anhui Ansheng Petrochemical Equipment Co., Ltd for the transfer to 66% of the equity interest if Anhui Ansheng Petrochemical Equipment Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd.

On August 1, 2021, Jiayi Technologies (Xianning) Co., Ltd has terminated the VIE agreements with Xianning Bozhuang Tea Products Co., Ltd and acquired 100% equity of Xianning Bozhuang Tea Products Co., Ltd. As a result, Xianning Bozhuang Tea Products Co., Ltd has been wholly-owned subsidiaries of the Jiayi Technologies (Xianning) Co., Ltd.

On August 3, 2021, the Planet Green Holding Corp has acquired 8,000,000 ordinary shares of the Shine Chemical Co., Ltd. As a result, Shine Chemical Co., Ltd, Bless Chemical Co., Ltd and Hubei Bryce Technology Co., Ltd have been wholly-owned subsidiaries of the Planet Green Holding Corp.

On September 1st, 2021, Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd has changed its major shareholder from Mr.Feng Chao to Hubei Bryce Technology Co., Ltd and Hubei Bryce Technology Co., Ltd has hold 85% shares of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd after the alteration of shareholders.

On December 9, 2021, Planet Green Holdings Corporation(Nevada) issued an aggregate of 5,900,000 shares of common stock to the equity holders of A Shandong Yunchu Supply Chain Co., Ltd for the transfer to 100% of the equity interest of Shandong Yunchu Supply Chain Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd.

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

On July 15, through Jiayi Technologies (Xianning) Co., Ltd, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd, the Company entered into exclusive VIE agreements (“VIE Agreements”) with Anhui Ansheng Petrochemical Equipment Co., Ltd, as well as their shareholders, which give the Company the ability to substantially influence those companies’ daily operations and financial affairs and appoint their senior executives. The Company is considered the primary beneficiary of these operating companies, and it consolidates their accounts as VIEs.

On August 1, 2021, Jiayi Technologies (Xianning) Co., Ltd has terminated the VIE agreements with Xianning Bozhuang Tea Products Co., Ltd

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

Use of Estimates

The financial statements preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available when the calculations are made; however, actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Investment Securities

The Company classifies securities it holds for investment purposes into trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. All deposits not included in trading securities are classified as available for sale.

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

Accounts Receivables

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss is included in the Company’s results of operations. The costs of maintenance and repairs are recognized as incurred; significant renewals and betterments are capitalized.

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

Statutory Reserves

Statutory reserves refer to the amount appropriated from the net income following laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum equal to 50% of the enterprise’s PRC registered capital.

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

	12/31/2021	12/31/2020
Period-end US$: CDN$ exchange rate	1.274	1.2754
Period-end US$: RMB exchange rate	6.3757	6.5326
Period average US$: CDN$ exchange rate	1.2531	1.3409
Period average US$: RMB exchange rate	6.4515	6.8996

The RMB is not freely convertible into foreign currencies, and all foreign exchange transactions must be conducted through authorized financial institutions.

Revenue Recognition

The Company adopted ASC 606 “Revenue Recognition.” It recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The Company derives its revenues from selling explosion-proof skid-mounted refueling device, SF double-layer buried oil storage tank, high-grade synthetic fuel products, industrial formaldehyde solution, urea-formaldehyde pre-condensate (UFC), methylal, urea-formaldehyde glue for environment-friendly artificial board chemicals, food products like frozen fruits, beef & mutton products and vegetables and tea products. The Company applies the following five steps to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

As of December 31, 2021, there were approximately $0.58 million right of use (“ROU”) assets and approximately $0.44 million lease liabilities based on the present value of the future minimum rental payments of leases, using an incremental borrowing rate of 4.75% and 4.90% based on the duration of lease terms.

Commitments and Contingencies

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The majority of these claims and proceedings related to or arise from commercial disputes. The Company first determine whether a loss from a claim is probable, and if it is reasonable to estimate the potential loss. The Company accrues costs associated with these matters when they become probable, and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Also, the Company disclose a range of possible losses, if a loss from a claim is probable but the amount of loss cannot be reasonably estimated, which is in line with the applicable requirements of Accounting Standard Codification 450. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

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

3. Variable Interest Entity (“VIE”)

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. If any, the variable interest holder with a controlling financial interest in a VIE is deemed the primary beneficiary and must consolidate the VIE. PLAG WOFE is deemed to have the controlling financial interest and be the primary beneficiary of Anhui Ansheng Petrochemical Equipment Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd because it has both of the following characteristics:

1) The power to direct activities at Anhui Ansheng Petrochemical Equipment Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd that most significantly impact such entity’s economic performance, and

2) The obligation to absorb losses and the right to receive benefits from Anhui Ansheng Petrochemical Equipment Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd that could potentially be significant to such entity. Under the Contractual Arrangements, Anhui Ansheng Petrochemical Equipment Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd pay service fees equal to all of its net income to PLAG WFOE. At the same time, PLAG WFOE is obligated to absorb all of the Anhui Ansheng Petrochemical Equipment Co., Ltd’s and Jilin Chuangyuan Chemical Co., Ltd’s losses. The Contractual Arrangements are designed to operate Anhui Ansheng Petrochemical Equipment Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd for the benefit of PLAG WFOE and ultimately, the Company. Accordingly, the accounts of Anhui Ansheng Petrochemical Equipment Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd are consolidated in the accompanying consolidated financial statements. In addition, those financial positions and results of operations are included in the Company’s consolidated financial statements.

The carrying amount of VIE’s consolidated assets and liabilities are as follows：

	12/31/2021	12/31/2020
Cash and cash equivalents	$67,966	$528,048
Accounts receivable, net	2,389,796	835,384
Restricted cash	380,750	-
Note Receivable	270,770	-
Other receivables	118,708	7,726,607
Inventories	4,244,869	2,251,628
Advances to suppliers	310,769	1,215,089
Intercompany receivable	1,725,302	-
Other receivables-related parties	7,650,042	-
TOTAL CURRENT ASSETS	17,158,972	12,556,756

Plant and equipment, net	12,554,727	4,592,615
Intangible assets, net	2,795,048	1,491,614
Construction in progress, net	2,475,874	-
Deferred tax assets	425,374	-
Total Non-Current Assets	18,251,023	6,084,229
TOTAL ASSETS	$35,409,995	$18,640,985

Short-term bank loans	$6,822,054	$-
Accounts payable	3,558,827	1,017,373
Advance from customers	3,476,585	213,469
Other payables and accrued liabilities	3,305,395	8,951,117
Intercompany payable	7,131,860	-
Other payables-related parties	3,958,409	2,716,537
Taxes payable	212,658	171,231
Deferred income	58,033	-
Long term payable-current portion	126,261	-
TOTAL CURRENT LIABILITIES	28,650,082	13,069,727

Long-term payables	222,687	-
TOTAL LIABILITIES	$28,872,769	$13,069,727

Paid-in capital	12,326,270	6,314,908
Statutory reserve	29,006	-
Retained earnings	(5,357,908)	(793,600)
Accumulated other comprehensive income	(460,142)	49,950
Total Equity	6,537,226	5,571,258

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,409,995	$18,640,985

The summarized operating results of the VIE’s are as follows:

	12/31/2021	12/31/2020
Operating revenues	$9,694,499	$3,804,595
Gross profit	2,207,503	1,336,228
Income (loss) from operations	(1,072,779)	41,392
Net income (loss)	(851,735)	41,392

4. Business Combination

Acquisition of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd

On January 4, 2021, Planet Green Holdings Corporation(Nevada) and its wholly-owned subsidiary Jiayi Technologies (Xianning) Co., Ltd, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., entered into a series of VIE agreements with Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd and its equity holders to obtain control and become the primary beneficiary of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. The Company consolidated Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd’s accounts as its VIE. According to the VIE agreements, Planet Green Holdings Corporation(Nevada) issued an aggregate of 2,200,000 shares of common stock of the Company to the equity holders of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd in exchange for the transfer of 85% of the equity interest of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd.

The Company’s acquisition of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd was accounted for as a business combination following ASC 805. The Company has allocated the purchase price of Jingshan Sanhe based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities taken at the acquisition date following the business combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, and intangible assets identified as the acquisition date and considering several other available factors. Acquisition-related costs incurred for the acquisitions are not material and expensed as incurred in general and administrative expenses.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd:

Total consideration at fair value	$4,730,000

Fair Value
Cash	$114,162
Accounts receivable, net	-
Inventories, net	584,119
Advances to suppliers	1,104,705
Other receivables	536,090
Right-of-use assets	1,044,933
Plant and equipment, net	3,867,906
Deferred tax assets	281,243
Goodwill	923,313
Total assets	$8,456,471

Short-term loan - bank	(440,522)
Lease payable-current portion	(406,376)
Accounts payable	(715,019)
Advance from customers	(627,128)
Other payables and accrued liabilities	(50,085)
Lease payable-non current portion	(818,446)
Income taxes payable	(217)
Total liabilities	(3,057,793)
Noncontrolling interest	(668,678)
Net assets acquired	$4,730,000

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

The Company’s acquisition of Jilin Chuangyuan Chemical Co., Ltd was accounted for as a business combination following ASC 805. The Company has allocated the purchase price of Jilin Chuangyuan based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities taken at the acquisition date following the business combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, and intangible assets identified as of the acquisition date and considering several other available factors. Acquisition-related costs incurred for the acquisitions are not material and expensed as incurred in general and administrative expenses.

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

Acquisition of Anhui Ansheng Petrochemical Equipment Co., Ltd

On July 15, 2021, the Company and its wholly-owned subsidiary Jiayi Technologies (Xianning) Co., Ltd, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., entered into a series of VIE agreements with Anhui Ansheng Petrochemical Equipment Co., Ltd and its equity holders to obtain control and become the primary beneficiary of Anhui Ansheng Petrochemical Equipment Co., Ltd. The Company consolidated Anhui Ansheng Petrochemical Equipment Co., Ltd ’s accounts as its VIE. Under the VIE agreements, the Company issued an aggregate of 4,800,000 shares of common stock of the Company to the equity holders of Anhui Ansheng Petrochemical Equipment Co., Ltd in exchange for the transfer of 66% of the equity interest of Anhui Ansheng Petrochemical Equipment Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd. The significant terms of these VIE agreements are summarized in “Note 2 - Summary of Significant Accounting Policies” above.

The Company’s acquisition of Anhui Ansheng Petrochemical Equipment Co., Ltd was accounted for as a business combination following ASC 805. The Company has allocated the purchase price of Anhui Ansheng Petrochemical Equipment Co., Ltd based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities taken at the acquisition date following the business combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, and intangible assets identified as of the acquisition date and considered several other available factors. Acquisition-related costs incurred for the acquisitions are not material and expensed as incurred in general and administrative expenses.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Anhui Ansheng Petrochemical Equipment Co., Ltd:

Total consideration at fair value	$7,926,000

Fair Value
Cash and cash equivalents, and Restricted Cash	$288,122
Trade receivable and Note receivable	944,704
Inventories	3,236,008
Related party receivable	2,500,117
Other current assets	1,393,817
Plant and equipment, net	4,036,649
Intangible assets, net	635,738
Goodwill	10,263,937
Total assets	$23,299,092

Short-term loan-bank	(3,735,614)
Related party payable	(2,639,938)
Accounts payable	(1,966,099)
Other current liabilities	(3,902,896)
Total liabilities	(12,244,547)
Non controlling interest	(3,758,545)
Net assets acquired	$7,296,000

Approximately $10.26 million of goodwill arising from the acquisition consists mainly of synergies expected from combining the operations of the Company and Anhui Ansheng Petrochemical Equipment Co., Ltd. None of the goodwill is expected to be deductible for income tax purposes.

Acquisition of Shandong Yunchu Trading Co., Ltd.

On December 9, 2021, the Company and its wholly-owned subsidiary Jiayi Technologies (Xianning) Co., Ltd, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., entered into a Share Exchange Agreement with Shandong Yunchu Supply Chain Co., Ltd, and each of shareholders of Shandong Yunchu Supply Chain Co., Ltd. The Company issued an aggregate of 5,900,000 shares of common stock to the equity holders of A Shandong Yunchu Supply Chain Co., Ltd for the transfer to 100% of the equity interest of Shandong Yunchu Supply Chain Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd.

The Company’s acquisition of Shandong Yunchu Supply Chain Co., Ltd was accounted for as a business combination following ASC 805. The Company has allocated the purchase price of Shandong Yunchu Supply Chain Co., Ltd based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities taken at the acquisition date following the business combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, and intangible assets identified as of the acquisition date and considered several other available factors. Acquisition-related costs incurred for the acquisitions are not material and expensed as incurred in general and administrative expenses.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Shandong Yunchu Supply Chain Co., Ltd:

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Shandong Yunchu Supply Chain Co., Ltd:

Total consideration at fair value	$5,420,920

Fair Value
Cash and cash equivalents, and Restricted Cash	$77,427
Trade receivable and Note receivable	780,556
Inventories	-
Related party receivable	86,448
Other current assets	4,899,559
Plant and equipment, net	-
Intangible assets, net	-
Goodwill	4,724,698
Total assets	$10,568,688

Short-term loan-bank	-
Related party payable	-
Accounts payable	(992,424)
Other current liabilities	(4,155,344)
Total liabilities	(5,147,768)
Non controlling interest	-
Net assets acquired	$5,420,920

Approximately $4.72 million of goodwill arising from the acquisition consists mainly of synergies expected from combining the operations of the Company and Shandong Yunchu Supply Chain Co., Ltd. None of the goodwill is expected to be deductible for income tax purposes.

5. Restricted Cash

As of December 31, 2021 and 2020, the balance of restricted cash was $380,750 and $0, respectively. The details of restricted cash refer to Note 24 contingency section.

6. Account Receivable, Net

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets, and wholesalers

	12/31/2021	12/31/2020
Trade accounts receivable	$5,481,589	$881,533
Less: Allowance for doubtful accounts	(1,662,516)	(46,149)
	$3,819,073	$835,384
Allowance for doubtful accounts
Beginning balance:	(46,149)	-
Additions to allowance	(1,616,367)	(46,149)
Bad debt written-off	-	-
Ending balance	$(1,662,516)	$(46,149)

7. Advances and Prepayments to Suppliers

Prepayments include investment deposits to guarantee investment contracts and advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	12/31/2021	12/31/2020
Investment deposit	$-	$3,061,568
Payment to suppliers and vendors	5,681,083	2,860,994
Total	$5,681,083	$5,922,562

8. Inventories

Inventories consisted of the following as of December 31, 2021 and December 31, 2020

	12/31/2021	12/31/2020
Raw materials	$2,988,855	$240,468
Inventory of supplies	12,587	13,873
Work in progress	3,007,039	1,991,749
Finished goods	1,807,951	5,538
Total	$7,816,432	$2,251,628

9. Plant and Equipment

Plant and equipment consisted of the following as of December 31, 2021 and December 31, 2020:

	12/31/2021	12/31/2020
At Cost:
Buildings	$17,550,376	$3,952,207
Machinery and equipment	11,681,716	1,103,152
Office equipment	542,695	82,670
Motor vehicles	1,740,191	161,590
	31,514,978	5,299,619
Less: Impairment	(829,326)	-
Less: Accumulated depreciation	(10,200,203)	(702,982)
	20,485,449	4,596,637
Construction in progress	2,475,874	-
	$22,961,323	$4,596,637

Depreciation expense for the twelve months ended December 31, 2021 and 2020 was $ 2,212,080 and $ 290,690, respectively.

10. Intangible Assets

	12/31/2021	12/31/2020
At Cost:
Land use rights	4,121,488	801,170
Software licenses	86,359	56,949
Trademark	993,248	955,974
	$5,201,095	$1,814,093

Less: Accumulated amortization	(1,001,444)	(297,626)
	$4,199,651	$1,516,467

Amortization expense for the twelve months ended December 31, 2021 and 2020 was $ 241,172 and $ 183,590 respectively.

11. Investments

As of December 31, 2021, The Company paid approximately $3,136,910 and purchased 20% of Shandong Ningwei New Energy Technology Co., Ltd’s total equity for investments purpose. Based on ASU 2016-01, an entity will be able to elect to record equity investments without readily determinable fair values and not accounted for by the equity method at cost, less impairment, adjusted for subsequent observable price changes. Entities that elect this measurement alternative will report changes in the carrying value of the equity investments in current earnings

As of December 31, 2021, the Company spent $7,770,943 to purchase real estates, a commercial complex, for the start-up of the tea trade project, which project has been included in Xianning City government’s 13th Five-Year Development Plan. The Company plans to hold this real estate to earn rentals income..

12. Other Payable

As of December 31, 2021 and December 31, 2020, the balance of other payable was $8,635,189 and $1,848,598. Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

13. Related Parties Transaction

As of December 31, 2021 and December 31, 2020, the outstanding balance due from related parties was $7,670,434 and $0, respectively. Significant related parties comprised much of the total outstanding balance as of December 31, 2021 are stated below:

The outstanding balance of $4,470,097 was due from Mr.Cai Xiaodong, the shareholder of the Anhui Ansheng Petrochemical Equipment Co., Ltd;

The outstanding balance of $735,140 was due from Meihekou Chuangyuan Chemical Co. LTD, which has the same legal representative as Jilin branch.

The outstanding balance of $2,364,861was due from Wuxi Xinganbang Petrochemical Equipment Co., Ltd, which has significant influence on Ansheng branch.

The outstanding balance of $100,336 was due from a couple of individuals, which has significant influence on Ansheng branch.

These above nontrade receivables arising from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand.

As of December 31, 2021 and December 31, 2020, the outstanding balance due to related parties was $5,196,225 and $19,850, respectively. Significant parties comprised much of the total outstanding balance as of December 31, 2021 are stated below:

The outstanding balance of $1,077,529 as of December 31, 2021, was due to Ms. Yan Yan, the spouse of the legal representative of Jilin Chuangyuan Chemical Co., Ltd;

The outstanding balance of $2,093,792 as of December 31, 2021, was due to Mr. Su Lei, the executive of Anhui Ansheng Petrochemical Equipment Co., Ltd;

The outstanding balance of $487,054 as of December 31, 2021, was due to Mr. Bin Zhou, Chief Executive Officer and Chairman of the Company;

The outstanding balance of $352,902 as of December 31, 2021, was due to Wuxi Yangchang Chemical Machinery Factory, which has significant influence on Ansheng branch;

The outstanding balance of $871,257 as of December 31, 2021, was due to a couple of executives of the subsidiaries of the Company;

The outstanding balance of $313,691 as of December 31, 2021, was due to the senior managements of Jilin Chuangyuan Chemical Co., Ltd;

The balance was advanced for working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

14. Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

Balance as of December 31, 2019	Ansheng	Fast	JSSH	JLCY	SDYC
Goodwill acquired through acquisition	$-	$4,679,940	$-	$-	$-
Goodwill impairment	-	(2,339,829)	-	-	-
Balance as of December 31, 2020	-	2,340,111	-	-	-
Goodwill acquired through acquisition	10,263,937	-	923,313	3,191,897	4,724,698
Goodwill impairment	-	(2,340,111)	(923,313)	-	-
Balance as of December 31, 2021	$10,263,937	$-	$-	$3,191,897	$4,724,698

The goodwill related to the acquisition of Fast Approach was impaired as the result of actual financial performance being less than that originally forecasted and estimates of future cash flows are at the time of this report, are expected to be less than previously estimated. The global COVID 19 pandemic was a significant macroeconomic factor that contributed to the downward revisions of previous estimation and forecasts; accordingly, after management considered different factors including COVID 19 and performed an analysis by discounting future cash flows, it determined that the fair value of the Fast unit was less than the carrying value; therefore, the Company recorded impairment of goodwill to reflect the difference between fair value and the then previously unimpaired carrying value. Management will continue to monitor for additional deterioration of cash flows.

Goodwill related to JSSH was written off in its entirety as the unit experienced operating losses in the years ended December 31, 2021 and 2020, and based on past performance as guidance for future performance, management determined that discounted expected future cash flows and profitability from the unit were enough to support the carrying value for synergies that were expected to be realized when the Company originally acquired the unit.

15. Bank Loans

The outstanding balances on short-term bank loans consisted of the following:

Lender	Maturities	Weighted average interest rate	12/31/2021	12/31/2020
Rural Credit Cooperatives of Jilin Province, Jilin Branch	Due in November 2023	7.83%	3,921,138	-

Loan from Anhui Langxi Rural Commercial Bank Of China	Due in December 2021	3.85%	2,900,916	-

Buildings and land use rights in the amount of $10,178,520 are used as collateral for Jiling Branch. The short-term bank loan which is denominated in Renminbi was primarily obtained for general working capital.

The loan from Anhui Langxi Rural Commercial Bank Of China, Ansheng Branch was credit line obtained for general working capital. As of December 31, 2021, the loan was overdue and the Company proposed to extend maturities on this loan. During the subsequent period, the Company is negotiating a loan extension with its bankers and it is probable that the bank routinely keeps rolling over debt to keep the Company’s liquidity.

Anhui Langxi Rural Commercial Bank’s bank loan has been guaranteed by Anhui Langxi Small and Medium Enterprise Financing Guarantee Co., Ltd. to which Ansheng branch provides the plant with book value of $3,812,106 as the collateral.

16. Advance from Customers

The proceeds which are received in advance of the delivery of goods pursuant to applicable contracts, are initially recorded as advance from customer. As of December 31, 2021 and 2020, the balance of advance from customers was approximately $6,190,091 and $241,893. These advances are considered as contract liabilities.

17. Equity

On May 9, 2019, the Company and its wholly owned subsidiary Shanghai Xunyang Internet Technology Co., Ltd. (“Subsidiary”) entered into a Share Exchange Agreement with Xianning Bozhuang Tea Products Co., Ltd. (“Target”) and each of the shareholders of Target (collectively, “Sellers”). Such transaction closed on May 14, 2019. Under the Share Exchange Agreement, the Subsidiary acquired all outstanding equity interests of Target, a company that produces tea products and sells such products in China. Pursuant to the Share Exchange Agreement, the Company issued an aggregate of 1,080,000 shares of common stock of the Company to the Sellers in exchange for the transfer of all of the equity interest of the Target to the Subsidiary.

On June 17, 2019, the Company entered into a securities purchase agreement, under which five individuals residing in the PRC agreed to purchase an aggregate of 1,300,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $5,460,000, representing a purchase price of $4.20 per share. The transaction closed on June 19, 2019.

On February 10, 2020, the Company entered into a securities purchase agreement with Mengru Xu and Zhichao Du, according to which Ms. Xu and Mr. Du agreed to invest an aggregate of $3.51 million in the Company in exchange for an aggregate of 1,350,000 shares of common stock, representing a purchase price of approximately $2.60 per share. On February 28, 2020, the Company closed the transaction.

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

On July 15, 2021, the Company has issued an aggregate of 4,800,000 shares of common stock of the Company to the equity holders of Anhui Ansheng Petrochemical Equipment Co., Ltd in exchange for the transfer of 66% of the equity interest of Anhui Ansheng Petrochemical Equipment Co., Ltd to the Company.

On July 30, 2021, the Company issued a total of 872,000 ordinary shares to seven employees of the Company. Total fair value of these common shares was approximately $1.16 million. The compensation expenses are to be recognized in the fiscal year 2021 because there is no employee’s requisite service period requirement.

On December 30, 2021, The Company issued an aggregate of 5,900,000 shares of common stock to the equity holders of A Shandong Yunchu Supply Chain Co., Ltd for the transfer to 100% of the equity interest of Shandong Yunchu Supply Chain Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd.

As of December 31, 2021, there were 35,581,930 shares of common stock outstanding.

18. Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the years ended December 31, 2021 and 2020:

	12/31/2021	12/31/2020
Loss attributed to PRC operations	$(5,540,404)	$(34,348)
Loss attributed to U.S. operations	(1,753,427)	(20,529,997)
Loss attributed to Canada operations	(2,640,821)	(417,271)
Income attributed to BVI	-	9,779,542
Loss before tax	$(9,934,652)	$(11,202,074)

PRC Statutory Tax at 25% Rate	(1,385,101)	(8,587)
Effect of tax exemption granted	-	-
Valuation allowance	1,441,551	8,587
Income tax	$56,450	$-
Per Share Effect of Tax Exemption
Effect of tax exemption granted	$-	$ -
Weighted-Average Shares Outstanding Basic	24,778,588	10,112,648
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows as of December 31, 2021 and 2020:

	12/31/2021	12/31/2020
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Non-recognized deferred tax benefits in the PRC	(25.57)%	(25.00)%
The Company’s effective tax rate	(0.57)%	-%

19. Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the years ended
	December 31,
	2021	2020
Loss from operations attributable to common stockholders	$(9,740,486)	$(11,501,163)

Basic and diluted (loss) earnings per share denominator:
Original Shares at the beginning:	11,809,930	7,877,765
Additions from Actual Events -issuance of common stock for cash	2,926,027	1,202,055
Additions from Actual Events – issuance of common stock for acquisition	9,672,329	1,030,685
Additions from Actual Events – issuance of common stock for stock compensation	370,302	2,143
Basic Weighted Average Shares Outstanding	24,778,588	10,112,648

(Loss) income per share from continuing operations - Basic and diluted	$(0.40)	$(1.11)
(Loss) income per share from discontinued operations-Basic and diluted	$0.00	$0.01
(Loss) income per common shareholders - Basic and diluted	$(0.39)	$(1.09)
Basic and diluted weighted average shares outstanding	24,778,588	10,112,648

20. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2021 and 2020.

	For the years ended
Customers	31-Dec-21		31-Dec-20
	Amount $	%	Amount $	%
A	1,603,947	15	-	-
B	1,558,075	15	-	-
C	1,294,587	12	-	-
D			3,165,520	88

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2021 and 2020.

	For the years ended
Suppliers	31-Dec-21		31-Dec-20
	Amount $	%	Amount $	%
A	830,263	14	-	-
B	-	-	-	-
C	-	-	307,817	50
D	-	-	225,577	37

21.	Lease commitment

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

The Company had a land, facilities and factory lease agreement with a 5-year lease term starting in April 2018 until April 2023. Upon adoption of ASU 2016-02, the Company recognized lease liabilities of approximately $0.82 million, with corresponding Right-of-Use (ROU) assets of the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.75%, which is determined using an incremental borrowing rate.

The weighted average remaining lease term of its existing leases is 1.33 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the twelve months ended December 31, 2021 and 2020, rent expenses amounted to $442,297 and $413,572 respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended December 31,	Operating lease amount
2022	442,297
2023	147,432
Total lease payment	589,729
Less: interest	(153,538)
Present value of lease liabilities	$436,191

22. Risks

A.	Credit risk

The Company’s deposits are made with banks located in the PRC. They do not carry federal deposit insurance and may be subject to loss of the banks become insolvent.

Since the Company’s inception, the age of account receivables has been less than one year, indicating that the Company is subject to the minimal risk borne from credit extended to customers.

B.	Interest risk

The Company is subject to interest rate risk when short-term loans become due and require refinancing.

C.	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

23. Segment Reporting

The Company follows ASC 280, Segment Reporting, which requires that companies disclose segment data based on how management makes the decision about allocating resources to segments and evaluating their performance. The Company’s management assesses performance and determines resource allocations based on several factors, the primary measure being income from operations.

The Company’s primary business segment and operations are Shandong Yunchu, Jingshan Sanhe, Anhui Ansheng, Jilin Chuangyuan, Xianning Bozhuang and Fast Approach. The Company’s consolidated operations and consolidated financial position from continuing operations are almost all attributable to Shandong Yunchu, Jingshan Sanhe, Anhui Ansheng, Jilin Chuangyuan, Xianning Bozhuang and Fast Approach. Accordingly, management believes that the consolidated balance sheets and statement of operations provide the relevant information to assess Shandong Yunchu, Jingshan Sanhe, Anhui Ansheng, Jilin Chuangyuan, Xianning Bozhuang and Fast Approach’s performance.

Segment reporting	12/31/2021	12/31/2020
Fast Approach and Shanghai Shuning	$387,145	$572,509
Xianning Bozhuang	10,987,674	11,968,553
Jingshan Sanhe	6,069,282	-
Anhui Ansheng	17,298,525	-
Jilin Chuangyuan	16,386,168	-
Jiayi Technologies (Xianning) Co., Ltd.	12,378,147	6,563,580
Shandong Yunchu	4,094,723	-
Planet Green Holdings Corporation	16,413,420	853,486
Lucky Sky Planet Green Holdings Co., Limited (H.K.).	2,000,496	2,012,228
Total Assets	$86,015,580	$21,970,356

24. Contingencies

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. In November 2021, the claim occurred between Ansheng and Beijing Aerospace Star Technology Co., Ltd due to the dispute over the commercial contracts. On November 16, 2021, Beijing Aerospace Star Technology Co., Ltd applied for pre-litigation custody of property preservation with the local people’s Court of Langxi County, freezing Ansheng’s available cash of $229,120 before filing the action. The liabilities amounts have been accrued in the accompanying consolidated financial statements for the year ended December 31, 2021.

As of December 31, 2021, the loan from Anhui Langxi Rural Commercial Bank Of China was overdue and the Company proposed to extend maturities on this loan. During the subsequent period, the Company is negotiating a loan extension with its bankers and it is probable that the bank routinely keeps rolling over debt to keep the Company’s liquidity.

The Plaintiff(Wuxi Suxin Natural Gas Utilization Co., Ltd.) sued for that the defendants (Anhui Xuanneng Natural Gas Energy Equipment Co., Ltd, Anhui Ansheng Petrochemical Equipment Co., Ltd and other related individuals) have damaged the interest of creditors and the defendant should restitute the plaintiff’s mortgage loan principal as well as the interest. The case has now been transferred to the Changfeng County Court of Anhui Province for processing. Meanwhile, due to the impact of this case, Ansheng Company’s available cash of $151,630 was temporarily frozen by the court. There was a few solid evidence proves that Anhui Ansheng Petrochemical Equipment Co., Ltd. and Anhui Xuanneng Natural Gas Energy Equipment Co., Ltd. are independent entities, management believes the possibility of unfavorable outcome occur is remote and there was not any negative or any contingency impact on the 2021 Financial statements.

25. Subsequent Events

The Company has assessed all events from December 31, 2021 up through March 30, 2022, which is the date that these consolidated financial statements are available to be issued, unless as disclosed below, there are not any material subsequent events that require disclosure in these consolidated financial statements.

On January 13, 2022, the Company has entered into a Share Purchase Agreement with three investors. Pursuant to the agreement, the Company will receive gross proceeds of $7,600,000, in exchange for the issuance of an aggregate of 7,000,000 shares of the Company’s common stock, representing a purchase price of approximately $1.00 per share.

On February 11, 2022, the Company has entered into a Share Purchase Agreement with Xiaodong Cai, the shareholders of Anhui Ansheng Petrochemical Equipment Co., Ltd., pursuant to the Share Purchase Agreement, the Company shall pay the Seller up to an aggregate of U.S. $5,250,000 in exchange for 20.58% of the issued and outstanding shares of Anhui Ansheng Petrochemical Equipment Co., Ltd. After execution of this agreement, the Company held Ansheng’s 86.58% issued and outstanding shares.