Form 10-Q
period 2022-03-31
Planet Green Holdings Corp.
filed 2022-05-13
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

The number of outstanding shares of the registrant’s common stock as of May 13, 2022 was 50,081,930.

i

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”).

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

ii

PART I

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	“Anhui Ansheng” refers to Anhui Ansheng Petrochemical Equipment Co., Ltd., a company incorporated in China.
●	“Allinyson” refers to Allinyson Ltd., a company incorporated in the State of Colorado.

●	“Bless Chemical” refers to Bless Chemical Co., Ltd., a company incorporated in Hong Kong.

●	“Baokuan Hong Kong” refers to Baokuan Technology (Hong Kong) Limited, a company incorporated in Hong Kong.

●	“China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong, Macau and Taiwan for the purposes of this report only).

●	“Fast Approach” refers to Fast Approach Inc., a corporation incorporated under the laws of Canada.

●	“Hubei Bulaisi” Refers to Hubei Bulaisi Technology Co., Ltd., a PRC limited liability company.
●	“Guangzhou Haishi” refers to Guangzhou Haishi Technology Co., Ltd., a PRC limited liability company.

●	“Jiayi Technologies” or “WFOE” refers to Jiayi Technologies (Xianning) Co., Ltd, a PRC limited liability company and a wholly foreign-owned enterprise, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co. Ltd.

●	“Jilin Chuangyuan” refers to Jilin Chuangyuan Chemical Co., Ltd., a PRC limited liability company.

●	“Jingshan Sanhe” refers to Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., a PRC limited company.

●	“Lucky Sky Planet Green” refers to Lucky Sky Planet Green Holdings Co., Limited, a company incorporated in Hong Kong.
●	“PLAG,” “we,” “us”, “our,” “Planet Green” and the “Company” refer to Planet Green Holdings Corp., a Nevada corporation, and except where the context requires otherwise, our wholly-owned subsidiaries and VIEs.

●	“Planet Green BVI” refers to Planet Green Holdings Corporation, a British Virgin Islands company.

●	“RMB” refers to Renminbi, the legal currency of China.

●	“Shanghai Shuning” refers to Shanghai Shuning Advertising Co., Ltd, a PRC limited liability company.

●	“Shandong Yunchu” Refers to Shandong Yunchu Supply Chain Co., Ltd., a PRC limited liability company.

●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

●	“VIE” refers to variable interest entity.

●	“Xianning Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

●	“Shine Chemical” refers to Shine Chemical Co., Ltd., a company incorporated in British Islands.

ITEM 1. FINANCIAL STATEMENTS

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND DECEMBER 31, 2021

(Stated in US Dollars)

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Balance Sheets

At March 31, 2022 and December 31, 2021

(Stated in US Dollars)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$354,289	$750,658
Restricted cash	958,714	380,750
Accounts receivable, net	3,348,199	3,819,073
Inventories	8,041,578	7,816,432
Advances to suppliers	6,359,651	5,681,083
Other receivables	1,255,891	1,185,136
Other receivables-related parties	7,625,906	7,670,434
Total current assets	27,944,228	27,303,566

Non-current assets
Plant and equipment, net	22,459,894	20,485,449
Intangible assets, net	4,160,861	4,199,651
Construction in progress, net	42,054	2,475,874
Prepayment investments	2,740,934	705,805
Long-term investments	3,150,499	3,136,910
Investment in real estates	7,804,606	7,770,943
Deferred tax assets	1,177,127	1,172,050
Goodwill	18,180,532	18,180,532
Right-of-use assets	480,074	584,802
Total non-current assets	60,196,581	58,712,016

Total assets	$88,140,809	$86,015,582

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	6,713,007	6,822,054
Accounts payable	6,285,729	6,237,810
Advance from customers	7,362,280	6,190,091
Taxes payable	871,823	787,593
Other payables and accrued liabilities	5,049,640	8,635,189
Other payables-related parties	9,071,764	5,196,227
Lease liabilities-current portion	443,193	436,191
Deferred income	69,972	73,732
Total current liabilities	35,867,408	34,378,887

Non-current liabilities
Long-term payables	362,335	380,345
Total non-current liabilities	362,335	380,345

Total liabilities	$36,229,743	$34,759,232

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock: $0.001 par value, 5,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and 2020	-	-
Common stock: $0.001 par value, 200,000,000 shares authorized; 42,581,930 and 35,581,930 shares issued and outstanding as of March 31,2022 and December 31, 2021, respectively	42,582	35,582
Additional paid-in capital	137,324,482	133,232,224
Accumulated deficit	(95,302,160)	(94,072,383)
Accumulated other comprehensive income	7,872,118	7,711,057
Non-controlling interests	1,974,044	4,349,870

Total stockholders’ equity	$51,911,066	$51,256,350

Total liabilities and stockholders’ equity	$88,140,809	$86,015,582

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Three Months Ended March 31, 2022 and 2021

(Stated in US Dollars)

	For the Three Months Ended March 31,
	2022	2021
Net revenues	$11,979,355	$2,236,143
Cost of revenues	10,816,396	2,030,575
Gross profit	1,162,959	205,568

Operating expenses
Selling and marketing expenses	451,242	224,519
General and administrative expenses	1,802,809	1,562,213
Research & Developing expenses	8,925	-
Total operating expenses	2,262,976	1,786,732

Operating (loss) income	(1,100,017)	(1,581,164)

Other (expenses) income
Interest income	8,541	(109,502)
Interest expenses	(165,767)	-
Other income	99,511	199,475
Other expenses	(14,304)	(126)
Total other (expenses) income	(72,019)	89,847

(Loss) income before income taxes	(1,172,036)	(1,491,317)

Income tax expenses	(89,403)	-

Net (loss) income	(1,261,439)	(1,491,317)

Less: Net (loss) income attributable to non-controlling interest	(31,662)	(102,853)

Net (loss) income attributable to common shareholders	$(1,229,777)	$(1,388,464)

Net (loss) income	(1,261,439)	(1,491,317)

Foreign currency translation adjustment	166,157	155,543

Total comprehensive (loss) income	(1,095,282)	(1,335,774)

Less: Comprehensive (loss) income attribute to non-controlling interest	(26,568)	(112,379)
Comprehensive (loss) income attribute to common share holders	$(1,068,714)	$(1,223,395)

Loss per share attributable to common shareholders - Basic and diluted	$(0.03)	$(0.08)
Basic and diluted weighted average shares outstanding	41,648,597	16,729,930

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(Stated in US Dollars)

					Accumulated
			Additional		Other	Non-
	Number of	Common	Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Deficit	Income	Interests	Total
Balance, January 1, 2021	11,809,930	$11,810	$95,659,360	$(84,331,897)	$6,972,163	$-	$18,311,436
Net (loss) income	-	-	-	(1,388,463)	-	(102,853)	(1,491,316)
Issuance of shares for acquisition	5,500,000	5,500	12,809,500	-	-	-	12,815,000
Issuance of common stock for cash	2,700,000	2,700	6,747,300	-	-	-	6,750,000
Stock-based compensation and issue of employee benefit plan stock	-	-	-	-	(445,483)	2,257,118	1,811,635
Foreign currency translation adjustment	-	-	-	-	-	(9,526)	(9,526)
Balance, March 31, 2021	20,009,930	$20,010	$115,216,160	$(85,720,360)	$6,526,680	$2,144,739	$38,187,229

Balance, January 1, 2022	35,581,930	$35,582	$133,232,224	$(94,072,383)	$7,711,057	$4,349,870	$51,256,350
Net (loss) income	-	-	-	(1,229,777)	-	(31,662)	(1,261,439)
Issuance of common stock for cash	7,000,000	7,000	6,993,000	-	-	-	7,000,000
Acquiring additional shares from shareholder of Anhui Ansheng Petrochemical Equipment Co., Ltd.	-	-	(2,900,742)	-	-	(2,349,258)	(5,250,000)
Foreign currency translation adjustment	-	-	-	-	161,062	5,094	166,156
Balance, March 31, 2022	42,581,930	$42,582	$137,324,482	$(95,302,160)	$7,872,119	$1,974,044	$51,911,066

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Stated in US Dollars)

	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPFRATING ACTIVITIES:
Net (loss) income	$(1,261,439)	$(1,491,316)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Acquisition of subsidiaries	-	(4,587,400)
Depreciation	580,306	515,439
Amortization	62,176	47,566
Amortization of operating lease right-of-use assets	104,692	-
Bad debt expenses	-	79,558
Impairment of equipment	3,591	-
Account receivables,net	470,712	(3,722,118)
Inventories	(225,068)	(303,125)
Prepayments and deposit	(2,712,763)	(343,097)
Other receivables	(70,731)	-
Accounts payables	47,902	-
Advance from customer	1,171,786	-
Other payables and accruals	(3,584,314)	118,354
Taxes payable	84,201	-
Deferred income	(3,758)	-
Lease liability	7,000	-
Net cash used in operating activities	(5,325,707)	(9,686,139)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(124,681)	(121,053)
Purchase of intangible assets	(23,398)	(47,566)
Net cash used in investing activities	(148,079)	(168,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short-term loan - bank	(127,014)	-
Changes in related party balances, net	(1,327,669)	1,633,888
Proceeds from issuance of common stock	7,000,000	6,750,000
Net cash provided by financing activities	5,545,317	8,383,888

Net increase (decrease) in cash and cash equivalents	71,531	(1,470,870)

EFFECT OF EXCHANGE RATE ON CASH	110,064	(477,857)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,131,408	3,415,751

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,313,003	$1,467,024

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$8,541	$-
Interest paid	$165,767	$109,502

NON-CASH TRANSACTIONS
Operating lease right-of-use assets	$480,074	$584,802
Issuance of shares for acquisition	$-	$12,815,000
Issuance of common stock for employee compensation	$-	$1,811,635

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND DECEMBER 31, 2021
(Stated in US Dollars)

1. Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”) is a holding company incorporated in Nevada. We are engaged in various businesses through our subsidiaries and controlled entities in China.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $1,261,439 for the three months ended March 31, 2022. As of March 31, 2022, the Company had an accumulated deficit of $95,302,160, a working capital deficit of $7,923,180; its net cash used in operating activities for the three months ended March 31, 2022 was $5,325,707.

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

Principles of Consolidation

The accompanying consolidated financial statements reflect the activities of Planet Green Holdings Corp. and each of the following entities:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Planet Green Holdings Corporation	The British Virgin Islands	100	$10,000
Lucky Sky Planet Green Holdings Co., Limited (H.K.)	Hong Kong	100	1
Jiayi Technologies (Xianning) Co., Ltd.	PRC	100	2,000,000
Fast Approach Inc.	Canada	100	79
Shanghai Shuning Advertising Co., Ltd. (a subsidiary of FAST)	PRC	100	-
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.	PRC	85	4,710,254
Xianning Bozhuang Tea Products Co., Ltd.	PRC	100	6,277,922
Jilin Chuangyuan Chemical Co., Ltd.	PRC	VIE	9,280,493
Anhui Ansheng Petrochemical Equipment Co., Ltd.	PRC	VIE	3,045,776
Shine Chemical Co., Ltd.	The British Virgin Islands	100	8,000
Bless Chemical Co., Ltd. (a subsidiary of Shine Chemical)	Hong Kong	100	10,000
Hubei Bryce Technology Co., Ltd. (a subsidiary of Bless Chemical)	PRC	100	30,000,000
Shandong Yunchu Supply Chain Co., Ltd.	PRC	100	5,000,000

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

On August 3, 2021, the Planet Green Holding Corp has acquired 8,000,000 ordinary shares of the Shine Chemical Co., Ltd. As a result, Shine Chemical Co., Ltd., Bless Chemical Co., Ltd. and Hubei Bryce Technology Co., Ltd. have been wholly-owned subsidiaries of the Planet Green Holding Corp.

On September 1st, 2021, Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. has changed its major shareholder from Mr. Feng Chao to Hubei Bryce Technology Co., Ltd. and Hubei Bryce Technology Co., Ltd. has hold 85% shares of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. after the alteration of shareholders.

On December 9, 2021, Planet Green Holdings Corporation (Nevada) issued an aggregate of 5,900,000 shares of common stock to the equity holders of A Shandong Yunchu Supply Chain Co., Ltd. for the transfer to 100% of the equity interest of Shandong Yunchu Supply Chain Co., Ltd. to the Jiayi Technologies (Xianning) Co., Ltd.

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

On July 15, through Jiayi Technologies (Xianning) Co., Ltd., formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., the Company entered into exclusive VIE agreements (“VIE Agreements”) with Anhui Ansheng Petrochemical Equipment Co., Ltd, as well as their shareholders, which give the Company the ability to substantially influence those companies’ daily operations and financial affairs and appoint their senior executives. The Company is considered the primary beneficiary of these operating companies, and it consolidates their accounts as VIEs.

On August 1, 2021, Jiayi Technologies (Xianning) Co., Ltd. has terminated the VIE agreements with Xianning Bozhuang Tea Products Co., Ltd.

On February 11, 2022, Planet Green Holdings Corp. (Nevada) and Jiayi Technologies (Xianning) Co., Ltd., a subsidiary of the Company, entered into a Share Purchase Agreement with Xiaodong Cai, a shareholder of Anhui Ansheng Petrochemical Equipment Co., Ltd., pursuant to which, among other things and subject to the terms and conditions contained therein, the Purchaser agreed to effect share purchase from the Seller of 20.58% of the outstanding equity interests of Ansheng, and the Company shall pay to the Seller an aggregate of U.S. $5,250,000 in exchange for 20.58% of the issued and outstanding shares. Before the closing of this Share Purchase transaction, the Company owned 66% equity interest of Ansheng through the Purchaser. On February 11, 2022, the Company closed the Share Purchase transaction. In connection with the closing of the share purchase transaction, the Company entered into a number of amended agreements with the Ansheng and the Seller which are customary for variable interest entities. The industrial and commercial modification procedures, as well as the shareholders registration process in the local government agencies, are in progress.

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

Based on the foregoing contractual arrangements, The Company consolidates the accounts of Anhui Ansheng Petrochemical Equipment Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd. in accordance with Regulation S-X-3A-02 promulgated by the Securities Exchange Commission (“SEC”), and Accounting Standards Codification (“ASC”) 810-10, Consolidation.

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

	03/31/2022	12/31/2021	03/31/2021
Period-end US$: CAD$ exchange rate	1.2484	1.2740	1.2624
Period-end US$: RMB exchange rate	6.3482	6.3757	6.5713
Period-end US$: HK$ exchange rate	7.8275	7.7981	7.7742
Period average US$: CAD$ exchange rate	1.2668	1.2531	1.2658
Period average US$: RMB exchange rate	6.3504	6.4515	6.4844
Period average US$: HK$ exchange rate	7.8062	7.7729	7.7569

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

As of March 31, 2022, there were approximately $0.48 million right of use (“ROU”) assets and approximately $0.44 million lease liabilities based on the present value of the future minimum rental payments of leases, using an incremental borrowing rate of 4.75% and 4.90% based on the duration of lease terms.

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

3. Variable Interest Entity (“VIE”)

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. If any, the variable interest holder with a controlling financial interest in a VIE is deemed the primary beneficiary and must consolidate the VIE. PLAG WOFE is deemed to have the controlling financial interest and be the primary beneficiary of Anhui Ansheng Petrochemical Equipment Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd. because it has both of the following characteristics:

1) The power to direct activities at Anhui Ansheng Petrochemical Equipment Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd. that most significantly impact such entity’s economic performance, and

2) The obligation to absorb losses and the right to receive benefits from Anhui Ansheng Petrochemical Equipment Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd. that could potentially be significant to such entity. Under the Contractual Arrangements, Anhui Ansheng Petrochemical Equipment Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd. pay service fees equal to all of its net income to PLAG WFOE. At the same time, PLAG WFOE is obligated to absorb all of the Anhui Ansheng Petrochemical Equipment Co., Ltd.’s and Jilin Chuangyuan Chemical Co., Ltd.’s losses. The Contractual Arrangements are designed to operate Anhui Ansheng Petrochemical Equipment Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd. for the benefit of PLAG WFOE and ultimately, the Company. Accordingly, the accounts of Anhui Ansheng Petrochemical Equipment Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd. are consolidated in the accompanying consolidated financial statements. In addition, those financial positions and results of operations are included in the Company’s consolidated financial statements.

The carrying amount of VIE’s consolidated assets and liabilities are as follows：

	03/31/2022	12/31/2021
Assets
Current assets
Cash and cash equivalents	$45,222	$67,966
Restricted cash	958,714	380,750
Accounts receivable, net	2,050,586	2,660,566
Inventories	4,550,063	4,244,869
Advances to suppliers	610,460	310,769
Other receivables	96,259	118,708
Inter company Receivable	1,732,775	1,725,302
Other receivables-related parties	7,491,687	7,650,042
Total current assets	17,535,766	17,158,972

Non-current assets
Plant and equipment, net	14,719,232	12,554,727
Intangible assets, net	2,790,618	2,795,048
Construction in progress, net	36,439	2,475,874
Deferred tax assets	427,216	425,374
Total non-current assets	17,973,505	18,251,023

Total assets	$35,509,271	$35,409,995

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	6,713,007	6,822,054
Accounts payable	3,479,171	3,558,827
Advance from customers	4,233,851	3,476,585
Taxes payable	178,661	212,658
Other payables and accrued liabilities	3,331,883	3,305,395
Intercompany Payable	6,929,624	7,131,860
Other payables-related parties	3,975,556	3,958,409
Long term payable-current portion	-	126,261
Deferred income	53,952	58,033
Total current liabilities	28,895,705	28,650,082

Non-current liabilities
Long-term payables	330,295	222,687
Total non-current liabilities	330,295	222,687

Total Liabilities	$29,226,000	$28,872,769

Paid-in capital	12,326,270	12,326,270
Statutory Reserve	29,006	29,006
Accumulated deficit	(5,640,084)	(5,357,908)
Accumulated other comprehensive income	(431,921)	(460,142)

Total stockholders’ equity	6,283,271	6,537,226

Total liabilities and stockholders’ equity	$35,509,271	$35,409,995

The summarized operating results of the VIE’s are as follows:

	03/31/2022	03/31/2021
Operating revenues	$3,961,230	$2,236,143
Gross profit	627,333	247,565
Income (loss) from operations	(143,419)	(690,713)
Net income (loss)	$(282,176)	$(655,024)

4. Restricted Cash

As of March 31, 2022 and 2021, the balance of restricted cash was $958,714 and $$380,750, respectively. The details of restricted cash refer to the contingency section.

5. Account Receivable, Net

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets, and wholesalers

	03/31/2022	12/31/2021
Trade accounts receivable	$5,017,697	$5,481,589
Less: Allowance for doubtful accounts	(1,669,498)	(1,662,516)
	$3,348,199	$3,819,073
Allowance for doubtful accounts
Beginning balance:	(1,662,516)	(46,149)
Additions to allowance	(6,982)	(1,616,367)
Bad debt written-off	-	-
Ending balance	$(1,669,498)	$(1,662,516)

6. Advances and Prepayments to Suppliers

Prepayments include advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	03/31/2022	12/31/2021
Payment to suppliers and vendors	$6,359,651	$5,681,083

7. Inventories

Inventories consisted of the following as of March 31, 2022 and December 31, 2021

	03/31/2022	12/31/2021
Raw materials	$2,854,407	$2,988,855
Inventory of supplies	12,858	12,587
Work in progress	3,597,312	3,007,039
Finished goods	1,577,001	1,807,951
Total	$8,041,578	$7,816,432

8. Plant and Equipment

Plant and equipment consisted of the following as of March 31, 2022 and December 31, 2021:

	03/31/2022	12/31/2021
At Cost:
Buildings	$17,960,110	$17,550,376
Machinery and equipment	13,402,631	11,681,716
Office equipment	963,052	542,695
Motor vehicles	1,747,729	1,740,191
	34,073,522	31,514,978
Less: Impairment	(832,919)	(829,326)
Less: Accumulated depreciation	(10,780,708)	(10,200,203)
	22,459,895	20,485,449
Construction in progress	42,054	2,475,874
	$22,501,949	$22,961,323

Depreciation expense for the three months ended March 31, 2022 and 2021 was $580,505 and $508,625, respectively.

9. Intangible Assets

	03/31/2022	12/31/2021
At Cost:
Land use rights	4,139,342	4,121,488
Software licenses	87,608	86,359
Trademark	997,551	993,248
	$5,224,501	$5,201,095
Less: Accumulated amortization	(1,063,640)	(1,001,444)
	$4,160,861	$4,199,651

Amortization expense for the three months ended March 31, 2022 and 2021 was $62,196 and $46,937 respectively.

10. Investments

As of March 31, 2022, The Company has paid approximately $3,150,499 and purchased 20% of Shandong Ningwei New Energy Technology Co., Ltd.’s total equity for investments purpose. Based on ASU 2016-01, an entity will be able to elect to record equity investments without readily determinable fair values and not accounted for by the equity method at cost, less impairment, adjusted for subsequent observable price changes. Entities that elect this measurement alternative will report changes in the carrying value of the equity investments in current earnings

As of March 31, 2022, the Company has spent $7,804,606 to purchase real estates, a commercial complex, for the start-up of the tea trade project, which project has been included in Xianning City government’s 13th Five-Year Development Plan. The Company plans to hold this real estate to earn rentals income.

As of March 31, 2022, the company paid $2,740,934 in advance to purchase the remaining 15% equity of Jingshan Subsidiary, and the industrial and commercial modification procedures, as well as the shareholders registration process in the local government agencies, are in progress.

11. Other Payable

As of March 31, 2022 and December 31, 2021, the balance of other payable was $5,049,640 and $8,635,189. Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

12. Related Parties Transaction

As of March 31, 2022 and December 31, 2021, the outstanding balance due from related parties was $7,625,906 and $7,670,434, respectively. Significant related parties comprised much of the total outstanding balance as of March 31, 2022 are stated below:

The outstanding balance of $4,489,462 was due from Mr. Cai Xiaodong, the shareholder of the Anhui Ansheng Petrochemical Equipment Co., Ltd.;

The outstanding balance of $502,037 was due from Meihekou Chuangyuan Chemical Co. Ltd., which has the same legal representative as Jilin branch.

The outstanding balance of $2,375,106 was due from Wuxi Xinganbang Petrochemical Equipment Co., Ltd., which has significant influence on Ansheng branch.

The outstanding balance of $259,032 was due from a couple of individuals, which has significant influence on the subsidiaries of the Company.

These above nontrade receivables arising from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand.

As of March 31, 2022 and December 31, 2021, the outstanding balance due to related parties was $9,071,764 and $5,196,225, respectively. Significant parties comprised much of the total outstanding balance as of March 31, 2022 are stated below:

The outstanding balance of $1,082,197was due to Ms. Yan Yan, the spouse of the legal representative of Jilin Chuangyuan Chemical Co., Ltd.;

The outstanding balance of $2,102,862 was due to Mr. Su Lei, the executive of Anhui Ansheng Petrochemical Equipment Co., Ltd.;

The outstanding balance of $4,348,463 was due to Mr.Cai Xiaodong, the shareholder of the Anhui Ansheng Petrochemical Equipment Co., Ltd.;

The outstanding balance of $354,431 was due to Wuxi Yangchang Chemical Machinery Factory, which has significant influence on Ansheng branch;

The outstanding balance of $96,315 was due to Hubei Shuangxin Energy Technology Co., Ltd., which has the same legal representative as Jinshangsanhe branch;

The outstanding balance of $1,087,495 was due to a couple of executives of the subsidiaries of the Company;

The balance was advanced for working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

13. Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Ansheng	Fast	JSSH	JLCY	SDYC
Balance as of December 31, 2020	-	2,340,111	-	-	-
Goodwill acquired through acquisition	$10,263,937	-	923,313	3,191,897	4,724,698
Goodwill impairment	-	(2,340,111)	(923,313)	-	-
Balance as of December 31, 2021	$10,263,937	-	-	3,191,897	4,724,698
Goodwill acquired through acquisition	-	-	-	-	-
Goodwill impairment	-	-	-	-	-
Balance as of March 31, 2022	$10,263,937	-	-	3,191,897	4,724,698

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

14. Bank Loans

The outstanding balances on short-term bank loans consisted of the following:

		Weighted Average
Lender	Maturities	interest rate	03/31/2022	12/31/2021
Rural Credit Cooperatives of Jilin Province, Jilin Branch	Due in November 2023	7.83%	3,938,124	3,921,138

Loan from Anhui Langxi Rural Commercial Bank Of China	Due in December 2021	3.85%	2,774,883	2,900,916

Buildings and land use rights in the amount of $10,178,520 are used as collateral for Jilin Branch. The short-term bank loan which is denominated in Renminbi was primarily obtained for general working capital.

The loan from Anhui Langxi Rural Commercial Bank of China, Ansheng Branch was credit line obtained for general working capital. As of March 31, 2022, the loan was overdue and the Company proposed to extend maturities on this loan. During the subsequent period, the Company is negotiating a loan extension with its banks and it is probable that the bank routinely keeps rolling over debt to keep the Company’s liquidity.

Anhui Langxi Rural Commercial Bank’s bank loan has been guaranteed by Anhui Langxi Small and Medium Enterprise Financing Guarantee Co., Ltd. to which Ansheng branch provides the plant with book value of $3,812,106 as the collateral.

15. Advance from Customers

The proceeds which are received in advance of the delivery of goods pursuant to applicable contracts, are initially recorded as advance from customer. As of March 31, 2022 and December 31, 2021, the balance of advance from customers was approximately $7,362,280 and $6,190,091, respectively.

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

On December 30, 2021, The Company issued an aggregate of 5,900,000 shares of common stock to the equity holders of A Shandong Yunchu Supply Chain Co., Ltd. for the transfer to 100% of the equity interest of Shandong Yunchu Supply Chain Co., Ltd. to the Jiayi Technologies (Xianning) Co., Ltd.

On January 13, 2022, the Company entered into a Securities Purchase Agreement, pursuant to which three individuals residing in the People’s Republic of China agreed to purchase an aggregate of 7,000,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $7,000,000, representing a purchase price of $1.00 per Share.

As of March 31, 2022, there were 42,581,930 shares of common stock outstanding.

17. Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the three months ended March 31, 2022 and 2021:

	03/31/2022	03/31/2021
Loss attributed to PRC operations	$(696,122)	$(1,491,316)
Loss attributed to U.S. operations	(387,369)	-
Loss attributed to Canada operations	(88,545)	-
Income attributed to BVI	-	-
Loss before tax	$(1,172,036)	$(1,491,316)

PRC Statutory Tax at 25% Rate	(174,031)	-
Effect of tax exemption granted	-	-
Valuation allowance	263,434	-
Income tax	$89,403	$-
Per Share Effect of Tax Exemption
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	41,648,597	16,729,930
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows as of March 31, 2022 and 2021:

	03/31/2022	03/31/2021
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Non-recognized deferred tax benefits in the PRC	(25.08)%	(25.00)%
The Company’s effective tax rate	(0.08)%	-%

18. Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the three months ended
	March 31,
	2022	2021
Loss from operations attributable to common stockholders	$(1,229,777)	$(1,388,463)

Basic and diluted (loss) earnings per share denominator:
Original Shares at the beginning:	35,581,930	11,809,930
Additions from Actual Events -issuance of common stock for cash	6,066,667	2,126,667
Additions from Actual Events – issuance of common stock for acquisition	-	1,950,000
Additions from Actual Events – issuance of common stock for stock compensation	-	843,333
Basic Weighted Average Shares Outstanding	41,648,597	16,729,930

(Loss) income per share attributable to common shareholders - Basic and diluted	$(0.03)	$(0.08)
Basic and diluted weighted average shares outstanding	41,648,597	16,729,930

19. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2022 and 2021.

	For the periods ended
	31-Mar-22		31-Mar-21
Customers	Amount $	%	Amount $	%
A	-	-	466,724	21
B	-	-	417,102	19
C	-	-	336,214	15
D	1,441,054	12	-	-

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the three months ended March 31, 2022 and 2021.

	For the years ended
	31-Mar-22		31-Mar-21
Suppliers	Amount $	%	Amount $	%
A	1,612,681	12	1,674,677	75
B	4,205,805	32	-	-
C	1,516,012	12	-	-

20. Lease commitment

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

The weighted average remaining lease term of its existing leases is 1.08 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended March 31, 2022 and 2021, rent expenses amounted to $112,335 and $ 110,013 respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended December 31,	Operating lease amount
2022	337,005
2023	149,780
Total lease payment	486,785
Less: interest	(43,592)
Present value of lease liabilities	$443,193

21. Risks

A.	Credit risk

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

Segment reporting	03/31/2022	12/31/2021
Fast Approach and Shanghai Shuning	$271,814	$387,145
Xianning Bozhuang	10,997,825	10,987,674
Jingshan Sanhe	5,797,902	6,069,282
Anhui Ansheng	17,766,087	17,298,525
Jilin Chuangyuan	16,010,409	16,386,168
Jiayi Technologies (Xianning) Co., Ltd.	14,317,087	12,378,147
Shandong Yunchu	4,713,139	4,094,723
Planet Green Holdings Corporation	16,273,579	16,413,420
Lucky Sky Planet Green Holdings Co., Limited (H.K.).	1,992,967	2,000,496
Total Assets	$88,140,809	$86,015,580

23. Contingencies

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. In November 2021, the claim occurred between Ansheng and Beijing Aerospace Star Technology Co., Ltd. due to the dispute over the commercial contracts. On November 16, 2021, Beijing Aerospace Star Technology Co., Ltd. applied for pre-litigation custody of property preservation with the local people’s Court of Langxi County, freezing Ansheng’s available cash of $418,056 before filing the action. The liabilities amounts have been accrued in the accompanying consolidated financial statements as of March 31, 2022.

As of March 31, 2022, the loan from Anhui Langxi Rural Commercial Bank of China was overdue and the Company proposed to extend maturities on this loan. During the subsequent period, the Company is negotiating a loan extension with its banks and it is probable that the bank routinely keeps rolling over debt to keep the Company’s liquidity.

The Plaintiff (Wuxi Suxin Natural Gas Utilization Co., Ltd.) sued for that the defendants (Anhui Xuanneng Natural Gas Energy Equipment Co., Ltd, Anhui Ansheng Petrochemical Equipment Co., Ltd and other related individuals) have damaged the interest of creditors and the defendant should restitute the plaintiff’s mortgage loan principal as well as the interest. The case has now been transferred to the Changfeng County Court of Anhui Province for processing. Meanwhile, due to the impact of this case, Ansheng Company’s available cash of $540,658 was temporarily frozen by the court. There was a few solid evidence proves that Anhui Ansheng Petrochemical Equipment Co., Ltd. and Anhui Xuanneng Natural Gas Energy Equipment Co., Ltd. are independent entities, management believes the possibility of unfavorable outcome occur is remote and there was not any negative or any contingence or commitment impact on this quarter Financial statements.

24. Subsequent Events

The Company has assessed all events from March 31, 2022 up through May 13, 2022, which is the date that these unaudited condensed consolidated financial statements are available to be issued, unless as disclosed below, there are not any material subsequent events that require disclosure in these unaudited condensed consolidated financial statements.

On April 8, 2022, Planet Green Holdings Corp and Jiayi Technologies (Xianning) Co., Ltd., a subsidiary of the Company, entered into a Share Exchange Agreement with Allinyson Ltd., and each of shareholders of the Allinyson Ltd., pursuant to which, among other things and subject to the terms and conditions contained therein, the Subsidiary agreed to effect an acquisition of the Allinyson Ltd. by acquiring from the Sellers 100% of the outstanding equity interests of the Allinyson Ltd. The Allinyson Ltd. develops and operates online games, and sells advertising placements. On April 18, 2022, the parties completed the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

We are headquartered in Gaithersburg, MD. After a series of acquisitions and dispositions during the past two years, our primary business, which is carried out by Shandong Yunchu, Jingshan Sanhe, Jilin Chuangyuan, Anhui Ansheng, Fast Approach Inc and Xianning Bozhuang, is:

●	To sell black tea product cultivation, packaging, and sales;

●	To sell high-grade synthetic fuel products

●	To sell various food products, including chestnut, frozen fruits and vegetables, frozen French fries, and beef and mutton products.

●	To sell formaldehyde, urea-formaldehyde glue, methylal, and clean fuel oil

●	To sell the barrier and explosion-proof skid-mounted refueling devices, SF double-layer buried oil storage tank

●	Multimedia design and online advertising services;

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $1,261,439 for the three months ended March 31, 2022. As of March 31, 2022, the Company had an accumulated deficit of $95,302,160, a working capital deficit of $7,923,180; its net cash used in operating activities for the three months ended March 31, 2022 was $5,325,707.

The Company plans to continue its expansion and investments, which will require continued improvements in revenue, net income, and cash flows.

Results of Operations

The following discussion should be read in conjunction with the company’s audited consolidated financial statement for the three months ended March 31, 2022, and 2021 and related notes to that.

	Three months ended		Increase /	Increase /
	March 31,		Decrease	Decrease
(In Thousands of USD)	2022	2021	($)	(%)
Net revenues	11,979	2,236	9,743	436
Cost of revenues	10,816	2,030	8,786	433
Gross profit	1,163	206	957	465
Operating expenses:
Selling and marketing expenses	451	225	226	101
General and administrative expenses	1,803	1,562	241	15
Research & Developing expenses	9	-	9	N/A
Operating income (loss)	(1,100)	(1,581)	481	(30)
Interest income (expense)	(157)	110	(267)	(243)
Other income (expense)	85	(20)	105	(526)
(Loss) income before tax	(1,172)	(1,491)	319	(21)
Income tax expense/(income)	(89)	-	(89)	N/A
Net (loss) income	(1,261)	(1,491)	230	(15)

Net Revenues. Our net revenues for the three months ended March 31, 2022 amounted to $11.98 million, which represents an increase of approximately $9.74 million, or 436%, from $2.24 million for the three months ended March 31, 2021. This increase was attributable to the acquisition of certain subsidiaries and VIEs.

Cost of Revenues. During the three months ended March 31, 2022, we experienced an increase in cost of revenue of $8.79 million or 433%, in comparison to the three months ended March 31, 2021, from approximately $2.03 million to $10.82 million. This increase was mainly due to the acquisition of certain subsidiaries and VIEs.

Gross Profit. Our gross profit increased by $0.95 million, or 465% to $1.16 million for the three months ended March 31, 2022 from $0.21 million for the three months ended March 31, 2021. This increase was mainly due to the aforementioned reasons, attributable to the acquisition of certain subsidiaries and VIEs.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $0.23 million, or 101%, to $0.45 million for the three months ended March 31, 2022 from $0.23 million for the three months ended March 31, 2021 This increase was mainly due to our effort to expand our business.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $0.24 million from $1.56 million to approximately $1.80 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This cost increase was mainly due to the rise in third party service fees.

Net Loss

Our net loss decreased by $0.23 million, or 15%, to a net loss of $1.26 million for the three months ended March 31, 2022 from $1.49 million in net loss for the three months ended March 31, 2021. This decrease was mainly due to our effort to expand our business.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and operating and capital expenditure commitments. Our liquidity needs meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period in the fiscal period ended March 31, 2022, our primary sources of financing have been cash generated from operations and private placements.

As of March 31, 2022, we had cash and cash equivalents (including restricted cash) of $1.31 million compared to $1.13 million as of December 31, 2021. The debt to assets ratio was 41.10% and 40.41% as of March 31, 2022 and December 31, 2021, respectively. We expect to continue to finance our operations and working capital needs in 2022 from cash generated from operations and, if needed, private financings. Suppose available liquidity is insufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the three months ended March 31
(In thousands of U.S. dollars)	2022	2021
Net cash flows used in operating activities	(5,326)	(9,686)
Net cash flows used in investing activities	(148)	(169)
Net cash flows provided by financing activities	5,545	8,384

Operating Activities

Net cash used in operating activities was $5.33 million and $9.69 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in net cash used in operating activities was mainly due to a decrease of $4.19 million in accounts receivable and an increase of $1.17 million in advance from customers, an increase of $2.37 million in prepayment and deposit, an increase of $3.70 million in other payables and accruals.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $0.15 million, representing a decrease of $0.02 million in net cash used in investing activities from $0.17 million for the same period of 2021. This is mainly due to the reduction in investment in fixed assets.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022, was $5.55 million, representing a decrease of $2.84 million in net cash provided by financing activities from $8.38 million for the same period of 2021. This is mainly due to the repayment of related party loans, resulting in a change of approximately $2.96 million. Compared with the same period in 2021 and 2022, related party financing activity transactions resulted in net inflows of $1.63 million and net outflows of $1.33 million, respectively.

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

As of March 31, 2022, there were no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risk Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s registration statement on Form S3/A as filed with the SEC on April 25, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s registration statement Form S3/A as filed with the SEC on April 25, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2022, the Company entered into a Securities Purchase Agreement, pursuant to which three individuals residing in the People’s Republic of China agreed to purchase an aggregate of 7,000,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $7,000,000, representing a purchase price of $1.00 per Share. On January 14, 2022, the Company closed securities purchase the transaction. At the closing, the Company received gross proceeds of $7,000,000 in the aggregate, in exchange for the issuance of Company’s common stock. Such securities were issued in connection with our organization pursuant to exemption from registration contained in section 4(a)(2) of the Securities Act. The investors are accredited investor for purposes of Rule 501 of Regulation D.

On April 8, 2022, the Company entered into a Share Exchange Agreement with Allinyson Ltd. (“Target”), and each of shareholders of the Target (collectively, the “Sellers”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company agreed to effect an acquisition of the Target by acquiring from the Sellers 100% of the ordinary shares issued and outstanding of the Target (the “Acquisition”). Pursuant to the Share Exchange Agreement, in exchange for the acquisition of 100% of the ordinary shares issued and outstanding of the Target, the Company issued an aggregate of 7,500,000 shares of common stock, par value $0.001 per share, of the Company to the Sellers. The Acquisition was closed on April 18, 2022. Upon the closing of the transaction, the Company acquired 100% shares issued and outstanding ordinary shares of the Target and the Company issued 7,500,000 shares of common stock to the Sellers. Such securities were issued in connection with our organization pursuant to exemption from registration contained in section 4(a)(2) of the Securities Act. The Sellers are accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds

We intend to use the proceeds from the private placement transaction as working capital for the operation of our subsidiaries and VIEs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

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

PLANET GREEN HOLDINGS CORP.

Date: May 13, 2022	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.