Form 10-Q
period 2022-06-30
Planet Green Holdings Corp.
filed 2022-08-12
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Flushing, NY 11354
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

The number of outstanding shares of the registrant’s common stock as of August 4, 2022 was 72,081,930.

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

ii

PART I

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	“Anhui Ansheng” refers to Anhui Ansheng Petrochemical Equipment Co., Ltd., a company incorporated in China.
●	“Allinyson” refers to Allinyson Ltd., a company incorporated in the State of Colorado.

●	“Bless Chemical” refers to Bless Chemical Co., Ltd., a company incorporated in Hong Kong.

●	“Baokuan Hong Kong” refers to Baokuan Technology (Hong Kong) Limited, a company incorporated in Hong Kong.

●	“China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong, Macau and Taiwan for the purposes of this report only).

●	“Fast Approach” refers to Fast Approach Inc., a corporation incorporated under the laws of Canada.

●	“Hubei Bulaisi” Refers to Hubei Bulaisi Technology Co., Ltd., a PRC limited liability company.
●	“Guangzhou Haishi” refers to Guangzhou Haishi Technology Co., Ltd., a PRC limited liability company.

●	“Jiayi Technologies” or “WFOE” refers to Jiayi Technologies (Xianning) Co., Ltd., a PRC limited liability company and a wholly foreign-owned enterprise, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co. Ltd.

●	“Jilin Chuangyuan” refers to Jilin Chuangyuan Chemical Co., Ltd., a PRC limited liability company.

●	“Jingshan Sanhe” refers to Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., a PRC limited company.

●	“Lucky Sky Planet Green” refers to Lucky Sky Planet Green Holdings Co., Limited, a company incorporated in Hong Kong.
●	“PLAG,” “we,” “us”, “our,” “Planet Green” and the “Company” refer to Planet Green Holdings Corp., a Nevada corporation, and except where the context requires otherwise, our wholly-owned subsidiaries and VIEs.

●	“Planet Green BVI” refers to Planet Green Holdings Corporation, a British Virgin Islands company.

●	“RMB” refers to Renminbi, the legal currency of China.

●	“Shanghai Shuning” refers to Shanghai Shuning Advertising Co., Ltd, a PRC limited liability company.

●	“Shandong Yunchu” Refers to Shandong Yunchu Supply Chain Co., Ltd., a PRC limited liability company.

●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

●	“VIE” refers to variable interest entity.

●	“Xianning Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

●	“Shine Chemical” refers to Shine Chemical Co., Ltd., a company incorporated in British Islands.

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Balance Sheets

At June 30, 2022 and December 31, 2021

(Stated in US Dollars)

	30 June, 2022	31 December, 2021
Assets
Current assets
Cash and cash equivalents	$299,653	$750,658
Restricted cash	79,044	380,750
Accounts and notes receivable, net	2,768,015	3,819,073
Inventories	8,288,512	7,816,432
Advances to suppliers	6,485,298	5,681,083
Other receivables	1,494,867	1,185,136
Other receivables-related parties	7,581,102	7,670,434
Total current assets	26,996,491	27,303,566

Non-current assets
Plant and equipment, net	28,127,745	20,485,449
Intangible assets, net	3,881,770	4,199,651
Construction in progress, net	27,065	2,475,874
Prepayment investments	2,592,604	705,805
Long-term investments	7,080,004	3,136,910
Investment in real estates	-	7,770,943
Deferred tax assets	1,113,425	1,172,050
Goodwill	25,374,497	18,180,532
Right-of-use assets	351,040	584,802
Total non-current assets	68,548,150	58,712,016

Total assets	$95,544,641	$86,015,582

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	6,349,720	6,822,054
Accounts payable	6,823,317	6,237,810
Advance from customers	5,500,747	6,190,091
Taxes payable	937,112	787,593
Other payables and accrued liabilities	4,705,436	8,635,189
Other payables-related parties	10,406,672	5,196,227
Lease liabilities-current portion	209,590	436,191
Deferred income	62,448	73,732
Total current liabilities	34,995,042	34,378,887

Non-current liabilities
Long-term bank loans	298,000	-
Long-term payables	324,087	380,345
Total non-current liabilities	622,087	380,345

Total liabilities	$35,617,129	$34,759,232

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock: $0.001 par value, 5,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock: $0.001 par value, 200,000,000 shares authorized; 60,081,930 and 35,581,930 shares issued and outstanding as of June 30, 2022 and December 31, 2021	60,082	35,582
Additional paid-in capital	148,836,482	133,232,224
Accumulated deficit	(96,787,007)	(94,072,383)
Accumulated other comprehensive income	5,889,037	7,711,057
Non-controlling interests	1,928,918	4,349,870

Total stockholders’ equity	$59,927,512	$51,256,350

Total liabilities and stockholders’ equity	$95,544,641	$86,015,582

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Three Months And Six Months Ended June 30, 2022 and 2021

(Stated in US Dollars)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues	$15,544,255	$4,876,504	$27,523,610	$7,112,647
Cost of revenues	14,802,193	4,586,442	25,618,589	6,617,017
Gross profit	742,062	290,062	1,905,021	495,630

Operating expenses
Selling and marketing expenses	483,639	296,097	934,881	520,616
General and administrative expenses	1,688,039	1,083,321	3,490,848	2,645,534
Research & Developing expenses	63,021	22,221	71,946	22,221
Total operating expenses	2,234,699	1,401,639	4,497,675	3,188,371

Operating (loss) income	(1,492,637)	(1,111,577)	(2,592,654)	(2,692,741)

Other (expenses) income
Interest income	582	-	9,123	30,924
Interest expenses	(161,928)	(93,623)	(327,695)	(234,048)
Other income	219,777	39,454	319,288	238,929
Other expenses	(12,758)	(1,549)	(27,062)	(1,675)
Total other (expenses) income	45,673	(55,718)	(26,346)	34,130

(Loss) income before income taxes	(1,446,964)	(1,167,295)	(2,619,000)	(2,658,611)

Income tax expenses	(48,054)	(147)	(137,457)	(147)

Net (loss) income	(1,495,018)	(1,167,442)	(2,756,457)	(2,658,758)

Less: Net (loss) income attributable to non-controlling interest	(10,171)	(93,427)	(41,833)	(196,280)

Net (loss) income attributable to common shareholders	$(1,484,847)	$(1,074,015)	$(2,714,624)	$(2,462,478)

Net (loss) income	(1,495,018)	(1,167,442)	(2,756,457)	(2,658,758)

Foreign currency translation adjustment	(2,018,037)	537,411	(1,851,882)	692,954

Total comprehensive (loss) income	(3,513,055)	(630,031)	(4,608,339)	(1,965,804)

Less: Comprehensive (loss) income attribute to non-controlling interest	(45,126)	(58,833)	(71,694)	(171,212)
Comprehensive (loss) income attribute to common share holders	$(3,467,929)	$(571,198)	$(4,536,645)	$(1,794,592)

(Loss) income per common shareholders - Basic and diluted	$(0.03)	$(0.05)	$(0.06)	$(0.12)
Basic and diluted weighted average shares outstanding	54,165,263	23,698,819	48,043,041	20,213,245

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2022 and 2021

(Stated in US Dollars)

					Accumulated
			Additional		Other	Non-
	Number of	Common	Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Deficit	Income	Interests	Total
Balance, January 1, 2021	11,809,930	$11,810	$95,659,360	$(84,331,897)	$6,972,163	$-	$18,311,436
Net (loss) income	-	-	-	(2,462,478)	-	(196,280)	(2,658,758)
Issuance of shares for acquisition	5,500,000	5,500	12,809,500	-	-	-	12,815,000
Issuance of common stock for cash	6,700,000	6,700	13,732,749	-	-	-	13,739,449
Stock-based compensation and issue of employee benefit plan stock	-	-	-	-	-	2,257,119	2,257,119
Foreign currency translation adjustment	-	-	-	-	667,886	25,068	692,954
Balance, June 30, 2021	24,009,930	$24,010	$122,201,609	$(86,794,375)	$7,640,049	$2,085,907	$45,157,200

Balance, January 1, 2022	35,581,930	$35,582	$133,232,224	$(94,072,383)	$7,711,057	$4,349,870	$51,256,350
Net (loss) income	-	-	-	(2,714,624)	-	(41,833)	(2,756,457)
Issuance of common stock for cash	17,000,000	17,000	11,083,000	-	-	-	11,100,000
Issuance of shares for acquisition	7,500,000	7,500	7,422,000	-	-	-	7,429,500
Acquiring additional shares from shareholder of Anhui Ansheng Petrochemical Equipment Co., Ltd.	-	-	(2,900,742)	-	-	(2,349,258)	(5,250,000)
Foreign currency translation adjustment	-	-	-	-	(1,822,020)	(29,861)	(1,851,881)
Balance, June 30, 2022	60,081,930	$60,082	$148,836,482	$(96,787,007)	$5,889,037	$1,928,918	$59,927,512

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Stated in US Dollars)

	June 30,	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIFS:
Net (loss) income	$(2,756,457)	$(2,658,758)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	668,368	951,935
Amortization	61,899	140,813
Amortization of operating lease right-of-use assets	241,977	-
Bad debt expenses	-	81,574
Acquisition of subsidiaries	-	(3,083,932)
Impairment of equipment	(42,940)	-
Note and account receivables, net	1,473,632	54,292
Inventories	(488,672)	(357,465)
Prepayments and deposit	(2,785,597)	(600,257)
Other receivables	(320,618)	(3,432,822)
Accounts payables	293,893	(73,189)
Advance from customer	(713,573)	145,769
Other payables and accruals	(3,740,790)	42,514
Taxes payable	154,774	(49,154)
Deferred income	(11,680)	-
Lease liability	(234,566)	-
Net cash used in operating activities	(8,200,350)	(8,838,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	-	(310,702)
Long-term investment	(4,100,000)	-
Purchase of real estates	-	(7,231,361)
Net increase in cash from acquisition subsidiaries	246,322	-
Net cash used in investing activities	(3,853,678)	(7,542,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of bank loan	(574,175)	-
Changes in related party balances, net	(139,482)	142,643
Proceeds from issuance of common stock	11,100,000	13,739,449
Net cash provided by financing activities	10,386,343	13,882,092

Net increase (decrease) in cash and cash equivalents	(1,667,685)	(2,498,651)

EFFECT OF EXCHANGE RATE ON CASH	914,974	528,506

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,131,408	3,415,751

CASH AND CASH EQUIVALENTS AT END OF YEAR	$378,697	$1,445,606

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$9,123	$30,925
Interest paid	$327,695	$234,048

NON-CASH TRANSACTIONS
Operating lease right-of-use assets	$351,040	$584,802
Issuance of shares for acquisition	$7,429,500	$12,815,000
Issuance of common stock for employee compensation	$-	$2,257,119

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 AND DECEMBER 31, 2021
(Stated in US Dollars)

1. Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”) is a holding company incorporated in Nevada. We are engaged in various businesses through our subsidiaries and controlled entities in China.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $2,756,457 for the six months ended June 30, 2022. As of June 30, 2022, the Company had an accumulated deficit of $96,787,007, a working capital deficit of $7,998,551; its net cash used in operating activities for the six months ended June 30, 2022 was $8,200,350.

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

Principles of Consolidation

The accompanying consolidated financial statements reflect the activities of Planet Green Holdings Corp. and each of the following entities:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Planet Green Holdings Corporation	The British Virgin Islands	100	$10,000
Lucky Sky Planet Green Holdings Co., Limited (H.K.)	Hong Kong	100	1
Jiayi Technologies (Xianning) Co., Ltd.	PRC	100	2,000,000
Fast Approach Inc.	Canada	100	79
Shanghai Shuning Advertising Co., Ltd. (a subsidiary of FAST)	PRC	100	-
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.	PRC	85	4,710,254
Xianning Bozhuang Tea Products Co., Ltd.	PRC	100	6,277,922
Jilin Chuangyuan Chemical Co., Ltd.	PRC	VIE	9,280,493
Anhui Ansheng Petrochemical Equipment Co., Ltd.	PRC	VIE	3,045,776
Shine Chemical Co., Ltd.	The British Virgin Islands	100	8,000
Bless Chemical Co., Ltd (a subsidiary of Shine Chemical)	Hong Kong	100	10,000
Hubei Bulaisi Technology Co., Ltd. (a subsidiary of Bless Chemical)	PRC	100	30,000,000
Shandong Yunchu Supply Chain Co., Ltd.	PRC	100	5,000,000
Allinyson Ltd.	The United States	100	100,000
Guangzhou Haishi Technology Co., Ltd.	PRC	100	156,250
Baokuan Technology (Hongkong) Limited	Hong Kong	100	1,250

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

On June 5, 2020, the Planet Green Holdings Corp. (Nevada) acquired all of the outstanding equity interests of Fast Approach Inc. It was incorporated under Canada’s laws and the business of operation of a demand-side platform targeting the Chinese education market in North America.

On June 16, 2020, Lucky Sky Holdings Corporations (H.K.) transferred its 100% equity interest in Lucky Sky Petrochemical to Lucky Sky Planet Green Holdings Co., Limited (H.K.).

On December 9, 2020, Lucky Sky Petrochemical Technology (Xianning) Co., Ltd. changed its name to Jiayi Technologies (Xianning) Co., Ltd.

On January 6, 2021, Planet Green Holdings Corp. (Nevada) issued an aggregate of 2,200,000 shares of common stock of the Company to the equity holders of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. in exchange for the transfer of 85% of the equity interest of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. to the Jiayi Technologies (Xianning) Co., Ltd.

On March 9, 2021, Planet Green Holdings Corp. (Nevada) issued an aggregate of 3,300,000 shares of common stock of the Company to the equity holders of Jilin Chuangyuan Chemical Co., Ltd. in exchange for the transfer of 75% of the equity interest of Jilin Chuangyuan Chemical Co., Ltd. to the Jiayi Technologies (Xianning) Co., Ltd.

On August 1, 2021, Jiayi Technologies (Xianning) Co., Ltd. has terminated the VIE agreements with Xianning Bozhuang Tea Products Co., Ltd and acquired 100% equity of Xianning Bozhuang Tea Products Co., Ltd. As a result, Xianning Bozhuang Tea Products Co., Ltd has been wholly-owned subsidiaries of the Jiayi Technologies (Xianning) Co., Ltd.

On August 3, 2021, the Planet Green Holding Corp. has acquired 8,000,000 ordinary shares of the Shine Chemical Co., Ltd. As a result, Shine Chemical Co., Ltd, Bless Chemical Co., Ltd and Hubei Bulaisi Technology Co., Ltd. became the wholly-owned subsidiaries of the Planet Green Holding Corp.

On September 1, 2021, Mr. Feng Chao transferred his share of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. to Hubei Bulaisi Technology Co., Ltd. and simultaneously, the VIE agreements with Jingshan Sanhe Luckysky have been terminated. As a result, Hubei Bulaisi Technology Co., Ltd. owns 85% shares of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. directly after the corporate restructure.

On December 9, 2021, Planet Green Holdings Corp. (Nevada) issued an aggregate of 5,900,000 shares of common stock to the shareholders of Shandong Yunchu Supply Chain Co., Ltd. in exchange for the 100% of the equity interest of Shandong Yunchu Supply Chain Co., Ltd, which was transferred to Jiayi Technologies (Xianning) Co., Ltd.

On April 8, 2022, Planet Green Holdings Corp. (Nevada) issued an aggregate of 7,500,000 shares of common stock to the equity holders of Allinyson Ltd. for the acquisition of 100% of the equity interest of Allinyson Ltd.

Consolidation of Variable Interest Entity

Variable Interest Entities (“VIEs”) lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. Any VIE with which the Company is involved must be evaluated to determine the primary beneficiary of the VIE’s risks and rewards. Management makes ongoing reassessments of whether the Company is the primary beneficiary.

On May 9, 2019, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Xianning Bozhuang Tea Products Co., Ltd. (“Xianning Bozhuang”), a company incorporated in China engaging in the sale of tea products, and its shareholders (“Bozhuang Shareholders”). Under the Purchase Agreement, the Company issued an aggregate of 1,080,000 shares of its common stock to the Bozhuang Shareholders in exchange for Bozhuang Shareholders’ agreement to enter into. Their agreement to cause Xianning Bozhuang to enter into certain VIE Agreements with Shanghai Xunyang, through which Shanghai Xunyang shall have the right to control, manage and operate Xianning Bozhuang in return for a service fee approximately equal to 100% of Xianning Bozhuang’s net income (“Bozhuang Acquisition”). On May 14, 2019, Shanghai Xunyang entered into a series of VIE Agreements with Xianning Bozhuang and Bozhuang Shareholders. The VIE Agreements are designed to provide Shanghai Xunyang with the power, rights, and obligations equivalent in all material respects to those it would possess as the sole equity holder of Xianning Bozhuang, including absolute rights to control the management, operations, assets, property, and revenue of Xianning Bozhuang. The Bozhuang Acquisition closed on May 14, 2019. Starting on May 14, 2019, the Company’s business activities added the production line of green tea and black tea and sales of tea products, of which business activities are carried out in Xianning City, Hubei Province, China. The Company consolidated Xianning Bozhuang’s accounts as its VIE.

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

On January 4, 2021, the Company and Jiayi Technologies (Xianning) Co., Ltd. (the “Subsidiary”), a subsidiary of the Company, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. (“Target”), and each of shareholders of the Target (collectively, the “Sellers”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Subsidiary agreed to effect an acquisition of the Target by acquiring from the Sellers 85% of the outstanding equity interests of the Target (the “Acquisition”). The target is engaged in researching, developing, manufacturing and selling products of ethanol fuel and fuel additives in China. On January 4, 2021, the Company closed the Acquisition.

On March 9, 2021, Planet Green Holdings Corp. (the “Company”) and Jiayi Technologies (Xianning) Co., Ltd. (the “Subsidiary”), a subsidiary of the Company, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Jilin Chuangyuan Chemical Co., Ltd. (“Target”). Each of shareholders of the Target (collectively, the “Sellers”), under which, among other things and subject to the terms and conditions contained therein, the subsidiary agreed to effect an acquisition of the Target by acquiring from the Sellers 75% of the outstanding equity interests of the Target (the “Acquisition”). The target is researching, developing, manufacturing formaldehyde, urea-formaldehyde adhesive, methylal, and clean fuel products and selling such products in China. On March 9, 2021, the Company closed the acquisition.

On July 15, 2021, Planet Green Holdings Corp. (the “Company”) and Jiayi Technologies (Xianning) Co., Ltd. (the “Subsidiary”), a subsidiary of the Company, entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Anhui Ansheng Petrochemical Equipment Co., Ltd. (“Target”), and each of shareholders of the Target (collectively, the “Sellers”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Subsidiary agreed to effect an acquisition of the Target by acquiring from the Sellers 66% of the outstanding equity interests of the Target (the “Acquisition”). The target is engaged in researching, developing and manufacturing insulation type explosion-proof skid-mounted refueling equipment, LNG cryogenic equipment and SF double deck oil storage tank and selling such products in China. On July 16, 2021, the Company closed the Acquisition.

On September 1, 2021, Mr. Feng Chao transferred his share of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. to Hubei Bulaisi Technology Co., Ltd. and simultaneously the VIE agreements with Jingshan Sanhe Luckysky have been terminated. As a result, Hubei Bulaisi Technology Co., Ltd. owns 85% shares of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. directly after the corporate restructure.

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

Based on the foregoing contractual arrangements, The Company consolidates the accounts of Anhui Ansheng Petrochemical Equipment Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd in accordance with Regulation S-X-3A-02 promulgated by the Securities Exchange Commission (“SEC”), and Accounting Standards Codification (“ASC”) 810-10, Consolidation.

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

	06/30/2022	12/31/2021	06/30/2021
Period-end US$: CDN$ exchange rate	1.2892	1.274	1.2400
Period-end US$: RMB exchange rate	6.7114	6.3757	6.4601
Period-end US$: HK$ exchange rate	7.8464	7.7981	7.7650
Period average US$: CDN$ exchange rate	1.2719	1.2531	1.2465
Period average US$: RMB exchange rate	6.4835	6.4515	6.4718
Period average US$: HK$ exchange rate	7.8254	7.7729	7.7610

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

The Company derives its revenues from selling explosion-proof skid-mounted refueling device, SF double-layer buried oil storage tank, high-grade synthetic fuel products, industrial formaldehyde solution, urea-formaldehyde pre-condensate (UFC), methylal, urea-formaldehyde glue for environment-friendly artificial board chemicals, food products like frozen fruits, beef & mutton products and vegetables, tea products and online game business. The Company applies the following five steps to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

As of June 30, 2022, there were approximately $0.35 million right of use (“ROU”) assets and approximately $0.21 million lease liabilities based on the present value of the future minimum rental payments of leases, using an incremental borrowing rate of 4.75% and 4.90% based on the duration of lease terms.

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

2)	The obligation to absorb losses and the right to receive benefits from Anhui Ansheng Petrochemical Equipment Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd. that could potentially be significant to such entity. Under the Contractual Arrangements, Anhui Ansheng Petrochemical Equipment Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd. pay service fees equal to all of its net income to PLAG WFOE. At the same time, PLAG WFOE is obligated to absorb all of the Anhui Ansheng Petrochemical Equipment Co., Ltd.’s and Jilin Chuangyuan Chemical Co., Ltd.’s losses. The Contractual Arrangements are designed to operate Anhui Ansheng Petrochemical Equipment Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd. for the benefit of PLAG WFOE and ultimately, the Company. Accordingly, the accounts of Anhui Ansheng Petrochemical Equipment Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd. are consolidated in the accompanying consolidated financial statements. In addition, those financial positions and results of operations are included in the Company’s consolidated financial statements.

The carrying amount of VIE’s consolidated assets and liabilities are as follows：

	06/30/2022	12/31/2021
Cash and cash equivalents	$16,435	$67,966
Accounts receivable, net	1,210,601	2,660,566
Restricted cash	79,043	380,750
Inter-company Receivable	1,639,002	1,725,302
Other receivables	234,839	118,708
Inventories	4,765,264	4,244,869
Advances to suppliers	768,471	310,769
Other receivables-related parties	7,002,242	7,650,042
TOTAL CURRENT ASSETS	15,715,897	17,158,972

Plant and equipment, net	13,601,527	12,554,727
Intangible assets, net	2,623,954	2,795,048
Construction in progress, net	21,754	2,475,874
Deferred tax assets	404,097	425,374
Total Non-Current Assets	16,651,332	18,251,023
TOTAL ASSETS	$32,367,229	$35,409,995

Short-term bank loans	$6,349,720	$6,822,054
Accounts payable	3,406,835	3,558,827
Advance from customers	2,252,031	3,476,585
Other payables and accrued liabilities	3,107,250	3,305,395
Taxes payable	190,708	212,658
Deferred income	46,935	58,033
Long term payable-current portion	-	126,261
Other payables-related parties	4,013,939	3,958,409
Intercompany Payable	6,569,509	7,131,860
TOTAL CURRENT LIABILITIES	25,936,927	28,650,082

Long-term payables	591,060	222,687
TOTAL LIABILITIES	$26,527,987	$28,872,769

Paid-in capital	12,326,270	12,326,270
Statutory reserve	29,006	29,006
Accumulated deficit	(5,741,943)	(5,357,908)
Accumulated other comprehensive income	(774,091)	(460,142)
Total Equity	5,839,242	6,537,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,367,229	$35,409,995

The summarized operating results of the VIE’s are as follows:

	06/30/2022	06/30/2021
Operating revenues	$8,091,841	$5,887,045
Gross profit	1,483,992	561,291
Income (loss) from operations	(194,189)	(1,340,274)
Net income (loss)	(384,035)	(1,385,211)

4. Restricted Cash

As of June 30, 2022 and December 31, 2021, the balance of restricted cash was $79,044 and $$380,750, respectively. The details of restricted cash refer to the contingency section.

5. Account Receivable, Net

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets, and wholesalers

	06/30/2022	12/31/2021
Trade accounts receivable	$4,347,165	$5,481,589
Less: Allowance for doubtful accounts	(1,579,150)	(1,662,516)
	$2,768,015	$3,819,073
Allowance for doubtful accounts
Beginning balance:	(1,662,516)	(46,149)
Additions to allowance	(6,982)	(1,616,367)
Effect of exchange rate	90,348	-
Ending balance	$(1,579,150)	$(1,662,516)

6. Advances and Prepayments to Suppliers

Prepayments include advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	06/30/2022	12/31/2021
Payment to suppliers and vendors	$6,485,298	5,681,083

7. Inventories

Inventories consisted of the following as of June 30, 2022 and December 31, 2021

	06/30/2022	12/31/2021
Raw materials	$2,757,705	$2,988,855
Inventory of supplies	11,341	12,587
Work in progress	3,978,824	3,007,039
Finished goods	1,540,642	1,807,951
Total	$8,288,512	$7,816,432

8. Plant and Equipment

Plant and equipment consisted of the following as of June 30, 2022 and December 31, 2021:

	06/30/2022	12/31/2021
At Cost:
Buildings	$24,370,444	$17,550,376
Machinery and equipment	12,822,665	11,681,716
Office equipment	915,209	542,695
Motor vehicles	1,653,148	1,740,191
	39,761,466	31,514,978
Less: Impairment	(787,844)	(829,326)
Less: Accumulated depreciation	(10,845,877)	(10,200,203)
	28,127,745	20,485,449
Construction in progress	27,065	2,475,874
	$28,154,810	$22,961,323

Depreciation expense for the six months ended June 30, 2022 and 2021 was $668,368 and $953,660, respectively.

9. Intangible Assets

	06/30/2022	12/31/2021
At Cost:
Land use rights	3,915,334	4,121,488
Software licenses	84,112	86,359
Trademark	943,566	993,248
	$4,943,012	$5,201,095
Less: Accumulated amortization	(1,061,242)	(1,001,444)
Net intangible assets	$3,881,770	$4,199,651

Amortization expense for the six months ended June 30, 2022 and 2021 was $61,899 and $112,418 respectively.

10. Investments

As of June 30, 2022, The Company has paid approximately $2,980,004 and purchased 20% of Shandong Ningwei New Energy Technology Co., Ltd.’s total equity for investments purpose. Based on ASU 2016-01, an entity will be able to elect to record equity investments without readily determinable fair values and not accounted for by the equity method at cost, less impairment, adjusted for subsequent observable price changes. Entities that elect this measurement alternative will report changes in the carrying value of the equity investments in current earnings

As of June 30, 2022, the company has paid $4,100,000 and purchased 10% of Xianning Xiangtian Energy Holding Group Co., Ltd.’s total equity for investments purpose, and the industrial and commercial modification procedures, as well as the shareholders registration process in the local government agencies, are in progress.

As of June 30, 2022, the company paid $2,592,604 in advance to purchase the remaining 15% equity of Jingshan Subsidiary, and the industrial and commercial modification procedures, as well as the shareholders registration process in the local government agencies, are in progress.

11. Other Payable

As of June 30, 2022 and December 31, 2021, the balance of other payable was $4,705,435 and $8,635,189. Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

12. Related Parties Transaction

As of June 30, 2022 and December 31, 2021, the outstanding balance due from related parties was $7,581,102 and $7,670,434, respectively. Significant related parties comprised much of the total outstanding balance as of June 30, 2022 are stated below:

The outstanding balance of $3,941,744 was due from Mr. Cai Xiaodong, the shareholder of the Anhui Ansheng Petrochemical Equipment Co., Ltd.;

The outstanding balance of $267,937 was due from Meihekou Chuangyuan Chemical Co. Ltd., which has the same legal representative as Jilin branch.

The outstanding balance of $447,001 was due from Jilin Chuang Tai New Energy Technology Co., Ltd, which has the same supervisor as Jilin Chuangyuan.

The outstanding balance of $2,246,573 was due from Wuxi Xinganbang Petrochemical Equipment Co., Ltd., which has significant influence on Ansheng branch.

The outstanding balance of $677,848 was due from a couple of individuals, which has significant influence on Ansheng branch.

These above nontrade receivables arising from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand.

As of June 30, 2022 and December 31, 2021, the outstanding balance due to related parties was $10,406,672 and $5,196,227, respectively. Significant parties comprised much of the total outstanding balance as of June 30, 2022 are stated below:

The outstanding balance of $941,681 was due to Ms. Yan Yan, the spouse of the legal representative of Jilin Chuangyuan Chemical Co., Ltd.;

The outstanding balance of $1,989,061 was due to Mr. Su Lei, the executive of Anhui Ansheng Petrochemical Equipment Co., Ltd.;

The outstanding balance of $4,348,463 was due to Mr. Cai Xiaodong, the shareholder of the Anhui Ansheng Petrochemical Equipment Co., Ltd.;

The outstanding balance of $335,250 was due to Wuxi Yangchang Chemical Machinery Factory, which has significant influence on Ansheng branch;

The outstanding balance of $393,360 was due to Hubei Shuangxin Energy Technology Co., Ltd., which has the same legal representative as Jinshangsanhe branch;

The outstanding balance of $2,398,855 was due to a couple of executives of the subsidiaries of the Company;

The balance was advanced for working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

13. Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Ansheng	Fast	JSSH	JLCY	SDYC	Allinyson
Balance as of December 31, 2020	-	2,340,111	-	-	-	-
Goodwill acquired through acquisition	$10,263,937	-	923,313	3,191,897	4,724,698	-
Goodwill impairment	-	(2,340,111)	(923,313)	-	-	-
Balance as of December 31, 2021	$10,263,937	-	-	3,191,897	4,724,698	-
Goodwill acquired through acquisition	-	-	-	-	-	7,193,965
Goodwill impairment	-	-	-	-
Balance as of June 30, 2022	$10,263,937	-	-	3,191,897	4,724,698	7,193,965

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

14. Bank Loans

The outstanding balances on bank loans consisted of the following:

Lender	Maturities	Weighted average interest rate	06/30/2022	12/31/2021
Rural Credit Cooperatives of Jilin Province, Jilin Branch	Due in November 2023	7.83%	3,725,005	3,921,138

Loan from Anhui Langxi Rural Commercial Bank Of China	Due in December 2021	3.85%	2,624,715	2,900,916

Tonghua Dongchang Yuyin Village Bank	Due in June 2025	8.00%	298,000	-

Buildings and land use rights in the amount of $10,178,520 are used as collateral for Jiling Branch. The short-term bank loan which is denominated in Renminbi was primarily obtained for general working capital.

The loan from Anhui Langxi Rural Commercial Bank Of China, Ansheng Branch was credit line obtained for general working capital. As of June 30, 2022, the loan was overdue and the Company proposed to extend maturities on this loan. During the subsequent period, the Company is negotiating a loan extension with its bankers and it is probable that the bank routinely keeps rolling over debt to keep the Company’s liquidity.

The loan from Tonghua Dongchang Yuyin Village Bank, as a three years long term debt, was denominated in Renminbi was primarily obtained for general working capital. On June 15, 2022, the Company authorized Mr.Chen Yongsheng and Mr.Cai Xiaodong pledged 56,930,000 shares of stocks of Jilin Chuangyuan Chemical Co., Ltd to the pledgee-Tonghua Dongchang Yuyin Village Bank. The pledgee, Tonghua Dongchang Yuyin Village Bank has custody of these stocks, which accounted for 100% of the total shares of stocks of Jilin Chuangyuan Chemical Co., Ltd during the entire term of the pledge outlined in this loan agreement. As of June 30, 2022, the Company completed the finance with equity in the pledge.

15. Advance from Customers

The proceeds which are received in advance of the delivery of goods pursuant to applicable contracts, are initially recorded as advance from customer. As of June 30, 2022 and December 31, 2021, the balance of advance from customers was approximately $5,500,747 and $6,190,091, respectively.

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

On April 8, 2022, Planet Green Holdings Corp. (Nevada) issued an aggregate of 7,500,000 shares of common stock to the equity holders of Allinyson Ltd. for the acquisition of 100% of the equity interest of Allinyson Ltd.

On May 19, 2022, the Company entered into a Securities Purchase Agreement, pursuant to which two investors agreed to purchase an aggregate of 10,000,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $4,100,000, representing a purchase price of $0.41 per Share.

As of June 30, 2022, there were 60,081,930 shares of common stock outstanding.

17. Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the six months ended June 30, 2022 and 2021:

	06/30/2022	06/30/2021
Loss attributed to PRC operations	$(1,237,271)	$(1,886,999)
Loss attributed to U.S. operations	(749,058)	(345,214)
Loss attributed to Canada operations	(330,158)	(426,398)
Loss attributed to Hong Kong operations	(302,513)	-
Income attributed to BVI	-	-
Loss before tax	$(2,619,000)	$(2,658,611)

PRC Statutory Tax at 25% Rate	(309,318)	(471,750)
Effect of tax exemption granted	-	-
Valuation allowance	446,775	471,897
Income tax	$137,457	$147
Per Share Effect of Tax Exemption
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	48,043,041	20,213,245
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows as of June 30, 2022 and 2021:

	06/30/2022	06/30/2021
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Non-recognized deferred tax benefits in the PRC	(19.75)%	(25)%
The Company’s effective tax rate	5.25%	-%

18. Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the six months ended
	June 30,
	2022	2021
Loss from operations attributable to common stockholders	$(2,714,624)	$(2,462,478)

Basic and diluted (loss) earnings per share denominator:
Original Shares at the beginning:	35,581,930	11,809,930
Additions from Actual Events -issuance of common stock for cash	8,961,111	2,327,072
Additions from Actual Events – issuance of common stock for acquisition	3,500,000	4,241,989
Additions from Actual Events – issuance of common stock for stock compensation	-	1,834,254
Basic Weighted Average Shares Outstanding	48,043,041	20,213,245

(Loss) income per common shareholders - Basic and diluted	$(0.06)	$(0.12)
Basic and diluted weighted average shares outstanding	48,043,041	20,213,245

19. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2022 and 2021.

	For the six months ended June 30,
Customers	2022		2021
	Amount $	%	Amount $	%
A	-	-	1,317,909	19
B	-	-	1,066,376	15
C	-	-	1,000,797	14

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the six months ended June 30, 2022 and 2021.

	For the six months ended June 30,
Suppliers	2022		2021
	Amount $	%	Amount $	%
A	3,542,714	12	5,006,889	51
B	8,883,111	31
C	4,474,624	16
D	3,559,645	12

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

The weighted average remaining lease term of its existing leases is 0.83 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the six months ended June 30, 2022 and 2021, rent expenses amounted to 220,056 and $220,854 respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended December 31,	Operating lease amount
2022	220,056
2023	146,704
Total lease payment	366,761
Less: interest	(157,171)
Present value of lease liabilities	$209,590

21. Risks

A.	Credit risk

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

The Company’s primary business segment and operations are Shandong Yunchu, Jingshan Sanhe, Anhui Ansheng, Jilin Chuangyuan, Xianning Bozhuang, Fast Approach and Allinyson Ltd. The Company’s consolidated operations and consolidated financial position from continuing operations are almost all attributable to Shandong Yunchu, Jingshan Sanhe, Anhui Ansheng, Jilin Chuangyuan, Xianning Bozhuang, Fast Approach and Allinyson Ltd. Accordingly, management believes that the consolidated balance sheets and statement of operations provide the relevant information to assess Shandong Yunchu, Jingshan Sanhe, Anhui Ansheng, Jilin Chuangyuan, Xianning Bozhuang, Allinyson Ltd and Fast Approach’s performance.

Segment reporting	06/30/2022	12/31/2021
Fast Approach and Shanghai Shuning	$512,899	$387,145
Xianning Bozhuang	10,381,276	10,987,674
Jingshan Sanhe	5,893,782	6,069,282
Anhui Ansheng	15,371,656	17,298,526
Jilin Chuangyuan	15,356,571	16,386,169
Jiayi Technologies (Xianning) Co., Ltd.	13,365,606	12,378,147
Shandong Yunchu	4,927,109	4,094,723
Allinyson	189,418	-
Planet Green Holdings Corporation	27,558,518	16,413,420
Lucky Sky Planet Green Holdings Co., Limited (H.K.).	1,987,806	2,000,496
Total Assets	$95,544,641	$86,015,582

23. Contingencies

As of June 30, 2022, the loan from Anhui Langxi Rural Commercial Bank Of China was overdue and the Company proposed to extend maturities on this loan. During the subsequent period, the Company is negotiating a loan extension with its bank and it is probable that the bank routinely keeps rolling over debt to keep the Company’s liquidity.

The Plaintiff (Wuxi Suxin Natural Gas Utilization Co., Ltd.) sued for that the defendants (Anhui Xuanneng Natural Gas Energy Equipment Co., Ltd., Anhui Ansheng Petrochemical Equipment Co., Ltd and other related individuals) have damaged the interest of creditors and the defendant should restitute the plaintiff’s mortgage loan principal as well as the interest. The case has now been transferred to the Changfeng County Court of Anhui Province for processing. Meanwhile, due to the impact of this case, Ansheng Company’s available cash of $79,044 was temporarily frozen by the court. There was a few solid evidence proves that Anhui Ansheng Petrochemical Equipment Co., Ltd. and Anhui Xuanneng Natural Gas Energy Equipment Co., Ltd. are independent entities, management believes the possibility of unfavorable outcome occur is remote and there was not any negative or any contingence or commitment impact on this quarterly financial statements.

24. Subsequent event

The Company has assessed all events from June 30, 2022 up through August 12, 2022, which is the date that these unaudited condensed consolidated financial statements are available to be issued, unless as disclosed below, there are not any material subsequent events that require disclosure in these unaudited condensed consolidated financial statements.

On July 15, 2022, Planet Green Holdings Corp. and Hubei Bulaisi Technology Co., Ltd., entered into a Share Exchange Agreement with Xianning Xiangtian Energy Holdings Group Co., Ltd., and the shareholder of Xianning Xiangtian Energy Holdings Group Co., Ltd. On July 20, 2022, the Company completed the transaction. Upon the closing of the transaction, the Company acquired 30% equity interest and the Company issued 12,000,000 shares of common stock to the Sellers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

We are headquartered in Flushing, New York. After a series of acquisitions and dispositions during the past two years, our primary business, which is carried out by Shandong Yunchu, Jingshan Sanhe, Allinyson, Jilin Chuangyuan, Anhui Ansheng, Fast Approach Inc and Xianning Bozhuang, is:

●	To sell black tea product cultivation, packaging, and sales;

●	To sell high-grade synthetic fuel products

●	To import beef products into China and distribute such beef products in China.

●	To sell formaldehyde, urea-formaldehyde glue, methylal, and clean fuel oil

●	To sell the barrier and explosion-proof skid-mounted refueling devices, SF double-layer buried oil storage tank

●	To conduct the online game business and online advertising business

●	Multimedia design, demand side platform and online advertising services;

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $2,756,457 for the six months ended June 30, 2022. As of June 30, 2022, the Company had an accumulated deficit of $96,787,007, a working capital deficit of $7,998,551; its net cash used in operating activities for the six months ended June 30, 2022 was $8,200,350.

The Company plans to continue its expansion and investments, which will require continued improvements in revenue, net income, and cash flows.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021.

The following discussion should be read in conjunction with the company’s unaudited condensed consolidated financial statement for the three months ended June 30, 2022, and 2021 and related notes to that.

	Three months ended		Increase /	Increase /
	June 30,		Decrease	Decrease
(In Thousands of USD)	2022	2021	($)	(%)
Net revenues	15,544	4,876	10,668	219
Cost of revenues	14,802	4,586	10,216	223
Gross profit	742	290	452	156
Operating expenses:
Selling and marketing expenses	484	296	188	63
General and administrative expenses	1,688	1,105	583	53
Research & Developing expenses	63	-	63	N/A
Operating income (loss)	(1,493)	(1,111)	(382)	34
Interest income (expense)	(161)	(94)	(67)	72
Other income (expense)	207	38	169	445
(Loss) income before tax	(1,447)	(1,167)	(280)	24
Income tax income/(expense)	(48)	-	(48)	N/A
Net (loss) income	(1,495)	(1,167)	(328)	28

Net Revenues. Our net revenues for the three months ended June 30, 2022 amounted to $15.54 million, which represents an increase of approximately $10.67 million, or 219%, from $4.88 million for the three months ended June 30, 2021. This increase was attributable to the acquisition of certain subsidiaries and VIEs.

Cost of Revenues. During the three months ended June 30, 2022, we experienced an increase in cost of revenue of $10.22 million or 223%, in comparison to the three months ended June 30, 2021, from approximately $4.59 million to $14.8 million. This increase was mainly due to the acquisition of certain subsidiaries and VIEs.

Gross Profit. Our gross profit increased by $0.45 million, or 156% to $0.74 million for the three months ended June 30, 2022 from $0.29 million for the three months ended June 30, 2021. This increase was mainly attributable to the acquisition of certain subsidiaries and VIEs.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $0.19 million, or 63%, to $0.48 million for the three months ended June 30, 2022 from $0.30 million for the three months ended June 30, 2021. This increase was mainly due to our effort to expand our business.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $0.58 million from $1.11 million for the three months ended June 30, 2021 to approximately $1.69 million for the three months ended June 30, 2022. This cost increase was mainly due to the increase of professional service fees.

Net Loss

Our net loss decreased by $0.33 million, or 28%, to a net loss of $1.50 million for the three months ended June 30, 2022 from $1.17 million in net loss for the three months ended June 30, 2021. This decrease was mainly due to our effort to expand our business.

Six Months Ended June 30, 2022 Compared to Six months Ended June 30, 2021.

The following discussion should be read in conjunction with the company’s unaudited condensed consolidated financial statement for the six months ended June 30, 2022, and 2021 and related notes to that.

	Six months ended		Increase /	Increase /
	June 30,		Decrease	Decrease
(In Thousands of USD)	2022	2021	($)	(%)
Net revenues	27,524	7,113	20,411	287
Cost of revenues	25,619	6,617	19,002	287
Gross profit	1,905	495	1,410	285
Operating expenses:
Selling and marketing expenses	935	521	414	79
General and administrative expenses	3,491	2,646	845	32
Research & Developing expenses	71	22	49	N/A
Operating income (loss)	(2,592)	(2,693)	101	(4)
Interest income (expense)	(319)	(203)	(116)	57
Other income (expense)	292	237	55	23
(Loss) income before tax	(2,619)	(2,659)	40	(2)
Income tax expense/(income)	(137)	-	(137)	N/A
Net (loss) income	(2,756)	(2,659)	(97)	4

Net Revenues. Our net revenues for the six months ended June 30, 2022 amounted to $27.52 million, which represents an increase of approximately $20.41 million, or 287%, from $7.11 million for the six months ended June 30, 2021. This increase was attributable to the acquisition of certain subsidiaries and VIEs.

Cost of Revenues. During the six months ended June 30, 2022, we experienced an increase in cost of revenue of $19.00 million or 287%, in comparison to the six months ended June 30, 2021, from approximately $6.62 million to $25.62 million. This increase was mainly due to the acquisition of certain subsidiaries and VIEs.

Gross Profit. Our gross profit increased by $1.4 million, or 285% to $1.91 million for the six months ended June 30, 2022 from $0.5 million for the six months ended June 30, 2021. This increase was mainly attributable to the acquisition of certain subsidiaries and VIEs.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $0.41 million, or 79%, to $0.94 million for the six months ended June 30, 2022 from $0.52 million for the six months ended June 30, 2021 This increase was mainly due to our effort to expand our business.

General and Administrative Expenses. We experienced an increase in general and administrative expense of $0.85 million from $2.65 million for the six months ended June 30, 2021 to approximately $3.49 million for the three months ended June 30, 2022. This cost increase was mainly due to the rise in intermediary service fees.

Net Loss

Our net loss decreased by $0.10 million, or 4%, to a net loss of $2.76 million for the six months ended June 30, 2022 from $2.66 million in net loss for the six months ended June 30, 2021. This decrease was mainly due to our effort to expand our business.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and operating and capital expenditure commitments. Our liquidity needs meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period in the fiscal period ended June 30, 2022, our primary sources of financing have been cash generated from private placements.

As of June 30, 2022, we had cash and cash equivalents (including restricted cash) of $0.38 million compared to $1.13 million as of December 31, 2021. The debt to assets ratio was 37.28% and 40.41% as of June 30, 2022 and December 31, 2021, respectively. We expect to continue to finance our operations and working capital needs in 2022 from cash generated from operations and, if needed, private financings. Suppose available liquidity is insufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the six months ended June 30
(In thousands of U.S. dollars)	2022	2021
Net cash flows used in operating activities	(8,200)	(8,839)
Net cash flows used in investing activities	(3,854)	(7,542)
Net cash flows provided by financing activities	10,386	13,882

Operating Activities

Net cash used in operating activities was $8.20 million and $8.84 million for the six months ended June 30, 2022 and 2021, respectively. The net cash used in operating activities during the above two periods were in the same level.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $3.85 million, representing a decrease of $3.69 million in net cash used in investing activities from $7.54 million for the same period of 2021. This is mainly due to the decrease in the acquisition of subsidiaries.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $10.39 million, representing a decrease of $3.50 million in net cash provided by financing activities from $13.88 million for the same period of 2021. This is mainly due to the less proceeds from the issuance of common stock

Critical Accounting Policies

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

As of June 30, 2022, there were no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Wuxi Suxin Natural Gas Utilization Co., Ltd. (The “Plaintiff”) sued Anhui Xuanneng Natural Gas Energy Equipment Co., Ltd., Anhui Ansheng Petrochemical Equipment Co., Ltd and other related individuals (the “Defendants”) that Defendants have damaged the interest of Plantiff and the defendants should restitute the plaintiff’s mortgage loan principal as well as the interest. The case has now been transferred to the Changfeng County Court of Anhui Province for processing. Meanwhile, due to the impact of this case, Anhui Ansheng’s available cash of $79,044 was temporarily frozen by the court. There was a few solid evidence proves that Anhui Ansheng Petrochemical Equipment Co., Ltd. and Anhui Xuanneng Natural Gas Energy Equipment Co., Ltd. are independent entities.

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

PLANET GREEN HOLDINGS CORP.

Date: August 12, 2022	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.