Form 10-Q
period 2022-09-30
Planet Green Holdings Corp.
filed 2022-11-14
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

The number of outstanding shares of the registrant’s common stock as of November 14, 2022 was 72,081,930.

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

ii

PART I

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	“Anhui Ansheng” refers to Anhui Ansheng Petrochemical Equipment Co., Ltd., a company incorporated in China.
●	“Allinyson” refers to Allinyson Ltd., a company incorporated in the State of Colorado.

●	“Bless Chemical” refers to Bless Chemical Co., Ltd., a company incorporated in Hong Kong.

●	“Baokuan Hong Kong” refers to Baokuan Technology (Hong Kong) Limited, a company incorporated in Hong Kong.

●	“China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong, Macau and Taiwan for the purposes of this report only).

●	“Fast Approach” refers to Fast Approach Inc., a corporation incorporated under the laws of Canada.

●	“Hubei Bulaisi” Refers to Hubei Bulaisi Technology Co., Ltd., a PRC limited liability company.
●	“Guangzhou Haishi” refers to Guangzhou Haishi Technology Co., Ltd., a PRC limited liability company.

●	“Jiayi Technologies” or “WFOE” refers to Jiayi Technologies (Xianning) Co., Ltd., a PRC limited liability company and a wholly foreign-owned enterprise, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co. Ltd.

●	“Jilin Chuangyuan” refers to Jilin Chuangyuan Chemical Co., Ltd., a PRC limited liability company.

●	“Jingshan Sanhe” refers to Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., a PRC limited company.

●	“Promising Prospect HK” refers to Promising Prospect HK Limited, formerly known as Lucky Sky Planet Green Holdings Co., Limited, a company incorporated in Hong Kong.
●	“PLAG,” “we,” “us”, “our,” “Planet Green” and the “Company” refer to Planet Green Holdings Corp., a Nevada corporation, and except where the context requires otherwise, our wholly-owned subsidiaries and VIEs.

●	“Promising Prospect BVI” refers to Promising Prospect Limited, formerly known as Planet Green Holdings Corporation, a British Virgin Islands company.

●	“RMB” refers to Renminbi, the legal currency of China.

●	“Shanghai Shuning” refers to Shanghai Shuning Advertising Co., Ltd, a PRC limited liability company.

●	“Shandong Yunchu” Refers to Shandong Yunchu Supply Chain Co., Ltd., a PRC limited liability company.

●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

●	“VIE” refers to variable interest entity.

●	“Xianning Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

●	“Shine Chemical” refers to Shine Chemical Co., Ltd., a company incorporated in British Islands.

ITEM 1 FINANCIAL STATEMENTS

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2022 and December 31, 2021

(Stated in US Dollars)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$226,507	$750,658
Restricted cash	84,588	380,750
Accounts and notes receivable, net	2,311,340	3,819,073
Inventories	8,208,172	7,816,432
Advances to suppliers	6,229,449	5,681,083
Other receivables	979,435	1,185,136
Other receivables-related parties	6,733,185	7,670,434
Total current assets	24,772,676	27,303,566

Non-current assets
Plant and equipment, net	25,993,864	20,485,449
Intangible assets, net	3,618,205	4,199,651
Construction in progress, net	25,584	2,475,874
Prepayment investments	-	705,805
Long-term investments	16,516,981	3,136,910
Investment in real estates	-	7,770,943
Deferred tax assets	1,052,514	1,172,050
Goodwill	25,374,497	18,180,532
Right-of-use assets	233,671	584,802
Total non-current assets	72,815,316	58,712,016

Total assets	$97,587,992	$86,015,582

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	6,002,354	6,822,054
Accounts payable	7,358,750	6,237,810
Advance from customers	4,738,457	6,190,091
Taxes payable	958,957	787,593
Other payables and accrued liabilities	4,773,715	8,635,189
Other payables-related parties	10,412,765	5,196,227
Lease liabilities-current portion	200,436	436,191
Deferred income	55,166	73,732
Total current liabilities	34,500,600	34,378,887

Non-current liabilities
Long-term bank loans	281,698	-
Long-term payables	287,795	380,345
Total non-current liabilities	569,493	380,345

Total liabilities	$35,070,093	$34,759,232

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock: $0.001 par value, 5,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock: $0.001 par value, 200,000,000 shares authorized; 72,081,930 and 35,581,930 shares issued and outstanding as of September 30,2022 and December 31, 2021	72,082	35,582
Additional paid-in capital	155,702,975	133,232,224
Accumulated deficit	(98,943,143)	(94,072,383)
Accumulated other comprehensive income	4,196,698	7,711,057
Non-controlling interests	1,489,287	4,349,870

Total stockholders’ equity	$62,517,899	$51,256,350

Total liabilities and stockholders’ equity	$97,587,992	$86,015,582

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Three Months And Nine Months Ended September 30, 2022 and 2021

(Stated in US Dollars)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues	$10,264,434	$8,484,401	$37,788,044	$15,597,048
Cost of revenues	9,566,309	7,133,389	35,184,898	13,750,406
Gross profit	698,125	1,351,012	2,603,146	1,846,642

Operating expenses
Selling and marketing expenses	562,313	453,657	1,497,194	974,273
General and administrative expenses	2,166,074	3,223,939	5,656,922	5,869,473
Research & Developing expenses	79,031	12,654	150,977	34,875
Total operating expenses	2,807,418	3,690,250	7,305,093	6,878,621

Operating (loss) income	(2,109,293)	(2,339,238)	(4,701,947)	(5,031,979)

Other (expenses) income
Interest income	108	71,945	9,231	102,870
Interest expenses	(160,636)	(211,554)	(488,331)	(445,602)
Other income	20,230	118,317	339,518	357,246
Other expenses	(8,796)	(39,089)	(35,858)	(40,764)
Total other (expenses) income	(149,094)	(60,380)	(175,440)	(26,250)

(Loss) income before income taxes	(2,258,387)	(2,399,618)	(4,877,387)	(5,058,229)

Income tax expenses	(37,644)	-	(175,101)	(147)

Net (loss) income	(2,296,031)	(2,399,618)	(5,052,488)	(5,058,376)

Less: Net (loss) income attributable to non-controlling interest	(139,895)	(129,685)	(181,728)	(325,964)

Net (loss) income attributable to common shareholders	$(2,156,136)	$(2,269,934)	$(4,870,760)	$(4,732,412)

Net (loss) income	(2,296,031)	(2,399,618)	(5,052,488)	(5,058,376)

Foreign currency translation adjustment	(1,713,581)	(139,703)	(3,565,463)	553,251

Total comprehensive (loss) income	(4,009,612)	(2,539,321)	(8,617,951)	(4,505,125)

Less: Comprehensive (loss) income attribute to non-controlling interest	(161,138)	(137,559)	(232,832)	(308,771)
Comprehensive (loss) income attribute to common share holders	$(3,848,474)	$(2,401,762)	$(8,385,119)	$(4,196,354)

(Loss) income per common shareholders - Basic and diluted	$(0.03)	$(0.08)	$(0.09)	$(0.21)
Basic and diluted weighted average shares outstanding	69,708,304	28,667,147	55,335,606	23,082,956

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2022 and 2021

(Stated in US Dollars)

					Accumulated
			Additional		Other	Non-
	Number of	Common	Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Deficit	Income	Interests	Total
Balance, January 1, 2021	11,809,930	$11,810	$95,659,360	$(84,331,897)	$6,972,163	$-	$18,311,436
Net (loss) income	-	-	-	(4,732,412)	-	(325,964)	(5,058,376)
Issuance of shares for acquisition	10,300,000	10,300	20,100,700	-	-	-	20,111,000
Issuance of common stock for cash	6,700,000	6,700	13,732,749	-	-	-	13,739,449
Stock-based compensation and issue of employee benefit plan stock	872,000	872	1,158,888	-	-	-	1,159,760
Acquiring subsidiaries	-	-	-	-	-	6,019,031	6,019,031
Foreign currency translation adjustment	-	-	-	-	536,058	17,193	553,251
Balance, September 30, 2021	29,681,930	$29,682	$130,651,697	$(89,064,309)	$7,508,221	$5,710,260	$54,835,551

Balance, January 1, 2022	35,581,930	$35,582	$133,232,224	$(94,072,383)	$7,711,057	$4,349,870	$51,256,350
Net (loss) income	-	-	-	(4,870,760)	-	(181,728)	(5,052,488)
Issuance of common stock for cash	17,000,000	17,000	11,083,000	-	-	-	11,100,000
Issuance of shares for acquisition	7,500,000	7,500	7,422,000	-	-	-	7,429,500
Issuance of shares for long-term investment	12,000,000	12,000	9,588,000	-	-	-	9,600,000
Acquiring additional shares from shareholder of Anhui Ansheng Petrochemical Equipment Co., Ltd.	-	-	(2,900,742)	-	-	(2,349,258)	(5,250,000)
Acquiring additional shares from shareholder of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.			(2,721,507)			(278,493)	(3,000,000)
Foreign currency translation adjustment	-	-	-	-	(3,514,359)	(51,104)	(3,565,463)
Balance, September 30, 2022	72,081,930	$72,082	$155,702,975	$(98,943,143)	$4,196,698	$1,489,287	$62,517,899

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Stated in US Dollars)

	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPFRATING ACTIVITIFS:
Net (loss) income	$(5,052,488)	$(5,058,376)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	716,964	1,543,332
Amortization	56,931	180,930
Amortization of operating lease right-of-use assets	377,332	-
Impairment of equipment	(90,894)	-
Note and account receivables, net	2,020,575	1,251,554
Inventories	(420,971)	(4,415,071)
Prepayments and deposit	169,187	(7,290,071)
Other receivables	221,050	510,824
Accounts payables	880,486	(108,627)
Advance from customer	(1,559,954)	167,670
Other payables and accruals	(7,437,104)	145,045
Taxes payable	184,151	(74,881)
Deferred income	(19,951)	-
Lease liability	(253,347)	-
Net cash used in operating activities	(10,208,033)	(13,147,672)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	-	(42,350)
Purchase of long-term investment	(3,517,590)	-
Net increase in cash from acquisition subsidiaries	246,322	-
Net cash used in investing activities	(3,271,268)	(42,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short-term loan - bank	(677,604)	-
Changes in related party balances, net	892,112	141,485
Proceeds from issuance of common stock	11,100,000	9,812,118
Net cash provided by financing activities	11,314,508	9,953,603

Net increase (decrease) in cash and cash equivalents	(2,164,792)	(3,236,419)

EFFECT OF EXCHANGE RATE ON CASH	1,344,480	575,690

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,131,408	3,415,751

CASH AND CASH EQUIVALENTS AT END OF YEAR	$311,095	$755,023

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$9,231	$102,870
Interest paid	$488,331	$445,602

NON-CASH TRANSACTIONS
Operating lease right-of-use assets	$233,671	$-
Issuance of shares for acquisition	$7,429,500	$24,038,331
Issuance of common stock for employee compensation	$-	$1,159,760

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 AND DECEMBER 31, 2021
(Stated in US Dollars)

1.	Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”) is a holding company incorporated in Nevada. We are engaged in various businesses through our subsidiaries and variable interest entities in China.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $5,052,488 for the nine months ended September 30, 2022. As of September 30, 2022, the Company had an accumulated deficit of $98,943,143, a working capital deficit of $9,727,924; its net cash used in operating activities for the nine months ended September 30, 2022 was $10,208,033.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan for the Company’s continued existence is dependent upon Management’s ability to execute the business plan and develop the plan to generate profit; additionally, Management may need to continue to rely on private placements or certain related parties to provide funding for investment, for working capital and general corporate purposes. If Management cannot execute its plan, the Company may become insolvent.

2.	Summary of Significant Accounting Policies

Method of Accounting

Management has prepared the accompanying financial statements and these notes according to generally accepted accounting principles in the United States (“GAAP”). The Company maintains its general ledger and journals with the accrual method accounting.

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Promising Prospect Limited	The British Virgin Islands	100	$10,000
Promising Prospect HK Limited	Hong Kong	100	1
Jiayi Technologies (Xianning) Co., Ltd.	PRC	100	2,000,000
Fast Approach Inc.	Canada	100	79
Shanghai Shuning Advertising Co., Ltd. (a subsidiary of FAST)	PRC	100	-
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.	PRC	100	4,710,254
Xianning Bozhuang Tea Products Co., Ltd.	PRC	100	6,277,922
Jilin Chuangyuan Chemical Co., Ltd.	PRC	VIE	9,280,493
Anhui Ansheng Petrochemical Equipment Co., Ltd.	PRC	VIE	3,045,776
Shine Chemical Co., Ltd.	The British Virgin Islands	100	8,000
Bless Chemical Co., Ltd. (a subsidiary of Shine Chemical)	Hong Kong	100	10,000
Hubei Bulaisi Technology Co., Ltd. (a subsidiary of Bless Chemical)	PRC	100	30,000,000
Shandong Yunchu Supply Chain Co., Ltd.	PRC	100	5,000,000
Allinyson Ltd.	The United States	100	100,000
Guangzhou Haishi Technology Co., Ltd.	PRC	100	156,250
Baokuan Technology (Hongkong) Limited	Hong Kong	100	1,250

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

On December 9, 2020, Lucky Sky Petrochemical Technology (Xianning) Co., Ltd. changed its name to Jiayi Technologies (Xianning) Co., Ltd.

On August 3, 2021, the Planet Green Holding Corp has acquired 8,000,000 ordinary shares of the Shine Chemical Co., Ltd. As a result, Shine Chemical Co., Ltd., Bless Chemical Co., Ltd and Hubei Bulaisi Technology Co., Ltd has been wholly-owned subsidiaries of the Planet Green Holding Corp.

On September 1st, 2021, Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. has changed its major shareholder from Mr. Feng Chao to Hubei Bulaisi Technology Co., Ltd. and Hubei Bulaisi Technology Co., Ltd. has held 85% shares of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. after the alteration of shareholders.

On December 9, 2021, Planet Green Holdings Corporation (Nevada) issued an aggregate of 5,900,000 shares of common stock to the equity holders of Shandong Yunchu Supply Chain Co., Ltd. for the transfer to 100% of the equity interest of Shandong Yunchu Supply Chain Co., Ltd. to the Jiayi Technologies (Xianning) Co., Ltd.

On April 8, 2022, Planet Green Holdings Corporation (Nevada) issued an aggregate of 7,500,000 shares of common stock to the equity holders of Allinyson Ltd. for the acquisition of 100% of the equity interest of Allinyson Ltd.

On September 14, 2022, Planet Green Holdings Corp. and Hubei Bulaisi Technology Co., Ltd. a subsidiary of the Company, entered into a Share Purchase Agreement with Xue Wang, a shareholder of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., pursuant to which, among other things and subject to the terms and conditions contained therein, the Purchaser agreed to effect share purchase from the Seller of 15% of the outstanding equity interests of Jingshan, and the Company shall pay to the Seller an aggregate of U.S. $3,000,000 in exchange for 15% of the issued and outstanding shares. Before the closing of this Share Purchase transaction, the Company owns 85% equity interest of Jingshan through the Purchaser. On September 14, 2022, the Company closed the Share Purchase transaction. As of September 30, 2022, Hubei Bryce Technology Co., Ltd. has hold 100% shares of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. after the alteration of shareholders.

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

	09/30/2022	12/31/2021	09/30/2021
Period-end US$: CDN$ exchange rate	1.3631	1.274	1.2753
Period-end US$: RMB exchange rate	7.0998	6.3757	6.4854
Period-end US$: HK$ exchange rate	7.8499	7.7981	7.7834
Period average US$: CDN$ exchange rate	1.2831	1.2531	1.2431
Period average US$: RMB exchange rate	6.6068	6.4515	6.4714
Period average US$: HK$ exchange rate	7.8347	7.7729	7.7823

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

As of September 30, 2022, there were approximately $0.23 million right of use (“ROU”) assets and approximately $0.20 million lease liabilities based on the present value of the future minimum rental payments of leases, using an incremental borrowing rate of 4.75% and 4.90% based on the duration of lease terms.

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

2)	The obligation to absorb losses and the right to receive benefits from Anhui Ansheng Petrochemical Equipment Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd. that could potentially be significant to such entity. Under the Contractual Arrangements, Anhui Ansheng Petrochemical Equipment Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd. pay service fees equal to all of its net income to PLAG WFOE. At the same time, PLAG WFOE is obligated to absorb all of the Anhui Ansheng Petrochemical Equipment Co., Ltd.’s and Jilin Chuangyuan Chemical Co., Ltd.’s losses. The Contractual Arrangements are designed to operate Anhui Ansheng Petrochemical Equipment Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd. for the benefit of PLAG WFOE and ultimately, the Company. Accordingly, the accounts of Anhui Ansheng Petrochemical Equipment Co., Ltd. and Jilin Chuangyuan Chemical Co., Ltd. are consolidated in the accompanying consolidated financial statements. In addition, those financial positions and results of operations are included in the Company’s consolidated financial statements.

The carrying amount of VIE’s consolidated assets and liabilities are as follows:

	09/30/2022	12/31/2021
Cash and cash equivalents	39,927	67,966
Restricted cash	84,588	380,750
Accounts and notes receivable, net	1,015,068	2,660,566
Inventories	4,876,446	4,244,869
Advances to suppliers	640,278	310,769
Other receivables	109,633	118,708
Inter-company Receivable	1,549,339	1,725,302
Other receivables-related parties	5,965,861	7,650,042
TOTAL CURRENT ASSETS	14,281,140	17,158,972

Plant and equipment, net	12,529,014	12,554,727
Intangible assets, net	2,465,620	2,795,048
Construction in progress, net	20,564	2,475,874
Deferred tax assets	381,990	425,374
Total Non-Current Assets	15,397,188	18,251,023
TOTAL ASSETS	$29,678,328	$35,409,995

Short-term bank loans	6,002,354	6,822,054
Accounts payable	3,130,143	3,558,827
Advance from customers	2,422,964	3,476,585
Taxes payable	192,979	212,658
Other payables and accrued liabilities	2,936,512	3,305,395
Intercompany Payable	6,210,118	7,131,860
Other payables-related parties	3,634,693	3,958,409
Long term payable-current portion	281,698	126,261
Deferred income	40,494	58,033
TOTAL CURRENT LIABILITIES	24,851,955	28,650,082

Long-term payables	258,451	222,687
TOTAL LIABILITIES	$25,110,406	$28,872,769

Paid-in capital	12,326,270	12,326,270
Statutory reserve	29,006	29,006
Accumulated deficit	(6,757,686)	(5,357,908)
Accumulated other comprehensive income	(1,029,668)	(460,142)
Total Equity	4,567,922	6,537,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,678,328	$35,409,995

The summarized operating results of the VIE’s are as follows:

	09/30/2022	09/30/2021
Operating revenues	$12,579,725	$8,529,079
Gross profit	1,931,426	735,635
Income (loss) from operations	(1,053,978)	(2,089,459)
Net income (loss)	(1,399,778)	(2,231,272)

4. Restricted Cash

As of September 30, 2022 and 2021, the balance of restricted cash was $84,588 and $380,750, respectively. The details of restricted cash refer to the contingency section.

5. Account Receivable, Net

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets, and wholesalers

	09/30/2022	12/31/2021
Trade accounts receivable	$3,958,233	$5,481,589
Less: Allowance for doubtful accounts	(1,646,893)	(1,662,516)
	$2,311,340	$3,819,073
Allowance for doubtful accounts
Beginning balance:	(1,662,516)	(46,149)
Additions to allowance	(161,113)	(1,616,367)
Effect of exchange rate	176,736	-
Ending balance	$(1,646,893)	$(1,662,516)

6. Advances and Prepayments to Suppliers

Prepayments include advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	09/30/2022	12/31/2021
Payment to suppliers and vendors	$6,229,449	$5,681,083

7. Inventories

Inventories consisted of the following as of September 30, 2022 and December 31, 2021

	09/30/2022	12/31/2021
Raw materials	$2,839,861	$2,988,855
Inventory of supplies	10,673	12,587
Work in progress	4,085,592	3,007,039
Finished goods	1,272,046	1,807,951
Total	$8,208,172	$7,816,432

8. Plant and Equipment

Plant and equipment consisted of the following as of September 30, 2022 and December 31, 2021:

At Cost:	09/30/2022	12/31/2021
Buildings	$23,440,451	$17,550,376
Machinery and equipment	11,823,022	11,681,716
Office equipment	779,807	542,695
Motor vehicles	1,562,711	1,740,191
	37,605,991	31,514,978
Less: Impairment	(744,745)	(829,326)
Less: Accumulated depreciation	(10,867,382)	(10,200,203)
	25,993,864	20,485,449
Construction in progress	25,584	2,475,874
Plant and Equipment	$26,019,448	$22,961,323

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $716,964 and $1,543,332, respectively.

9. Intangible Assets

	09/30/2022		12/31/2021
At Cost:		3,701,142		4,121,488
Land use rights		79,536		86,359
Software licenses		891,947		993,248
Trademark		4,672,625		5,201,095
	$		$
Less: Accumulated amortization		(1,054,420)		(1,001,444)
Net intangible assets		$3,618,205		$4,199,651

Amortization expense for the nine months ended September 30, 2022 and 2021 was $56,931 and $180,930 respectively.

10. Investments

As of September 30, 2022, The Company has paid approximately $2,816,981 and purchased 20% of Shandong Ningwei New Energy Technology Co., Ltd.’s total equity for investments purpose. Based on ASU 2016-01, an entity will be able to elect to record equity investments without readily determinable fair values and not accounted for by the equity method at cost, less impairment, adjusted for subsequent observable price changes. Entities that elect this measurement alternative will report changes in the carrying value of the equity investments in current earnings.

On August 8, 2022, the Company acquired 30% equity interest of the Xianning Xiangtian Energy Holdings Group Co., Ltd. and the Company issued 12,000,000 shares of common stock to the Sellers at $0.8 per share, total consideration was $9,600,000. On July 20, 2022, the company has paid $4,100,000 and purchased 10% of Xianning Xiangtian Energy Holding Group Co., Ltd.’s total equity for investments purpose, and the industrial and commercial modification procedures, as well as the shareholders registration process in the local government agencies, are in progress. As of September 30, 2022, the Company has owned 40% equity ownership of the Xianning Xiangtian Energy Holdings Group Co., Ltd.

11. Other Payable

As of September 30, 2022 and December 31, 2021, the balance of other payable was $4,773,715 and $8,635,189. Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

12. Related Parties Transaction

As of September 30, 2022 and December 31, 2021, the outstanding balance due from related parties was $6,733,185 and $7,670,434, respectively. Significant parties comprised much of the total outstanding balance as of September 30, 2022 are stated below:

The outstanding balance of $3,724,276 was due from Mr. Cai Xiaodong, the shareholder of the Anhui Ansheng Petrochemical Equipment Co., Ltd.;

The outstanding balance of $2,123,672 was due from Wuxi Ying’anbang Chemical Machinery Factory, which has significant influence on Ansheng branch;

 The outstanding balance of $885,237 was due from a couple of individuals which has significant influence on Ansheng branch.

These above nontrade receivables arising from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand.

As of September 30, 2022 and December 31, 2021, the outstanding balance due to related parties was $10,412,765 and $5,196,227, respectively. Significant related parties comprised much of the total outstanding balance as of September 30, 2022 are stated below:

The outstanding balance of $4,348,463 was due to Mr. Cai Xiaodong, the shareholder of the Anhui Ansheng Petrochemical Equipment Co., Ltd.;

The outstanding balance of $79,997 was due to Jilin ChuangTai New Energy Technology Co., Ltd, which has the same legal representative as Jilin Chuangyuan.

The outstanding balance of $316,910 was due to Wuxi Xinganbang Petrochemical Equipment Co., Ltd., which has significant influence on Ansheng branch.

The outstanding balance of $967,633 was due to Ms. Yan Yan, the spouse of the legal representative of Jilin Chuangyuan Chemical Co., Ltd.

The outstanding balance of $1,528,281 was due to Mr. Zhou Bin, the legal representative of Jiayi Technologies (Xianning) Co., Ltd., and the chief executive officer and chairman of the Company.

The outstanding balance of $3,171,481 was due to a couple of individuals, which has significant influence on Ansheng branch.

The balance was advanced for working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

13. Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Ansheng	Fast	JSSH	JLCY	SDYC	Allinyson
Balance as of December 31, 2020	-	2,340,111	-	-	-	-
Goodwill acquired through acquisition	$10,263,937	-	923,313	3,191,897	4,724,698	-
Goodwill impairment	-	(2,340,111)	(923,313)	-	-	-
Balance as of December 31, 2021	$10,263,937	-	-	3,191,897	4,724,698	-
Goodwill acquired through acquisition	-	-	-	-	-	7,193,965
Goodwill impairment	-	-	-	-	-	-
Balance as of September 30, 2022	$10,263,937	-	-	3,191,897	4,724,698	7,193,965

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

14. Bank Loans

The outstanding balances on bank loans consisted of the following:

Lender	Maturities	Weighted average interest rate	09/30/2022	12/31/2021
Rural Credit Cooperatives of Jilin Province, Jilin Branch	Due in November 2023	7.83%	3,521,226	3,921,138

Loan from Anhui Langxi Rural Commercial Bank Of China	Due in December 2021	3.85%	2,481,128	2,900,916

Tonghua Dongchang Yuyin Village Bank	Due in June 2025	8.00%	281,698	-

Buildings and land use rights in the amount of $10,178,520 are used as collateral for Jilin Branch. The short-term bank loan which is denominated in Renminbi was primarily obtained for general working capital.

The loan from Anhui Langxi Rural Commercial Bank Of China, Ansheng Branch was credit line obtained for general working capital. As of September 30, 2022, the loan was overdue and the Company proposed to extend maturities on this loan. During the subsequent period, the Company is negotiating a loan extension with its banks and it is probable that the bank routinely keeps rolling over debt to keep the Company’s liquidity.

The loan from Tonghua Dongchang Yuyin Village Bank, as a three-year long-term debt, was denominated in Renminbi and was primarily obtained for general working capital. On June 15, 2022, Mr. Chen Yongsheng and Mr. Cai Xiaodong pledged 56,930,000 stocks of Jilin Chuangyuan Chemical Co., Ltd. to the pledgee Tonghua Dongchang Yuyin Village Bank. As the pledgee, Tonghua Dongchang Yuyin Village Bank shall have custody of these stocks, which accounted for 100% of the total share during the entire Term of Pledge set forth in this Agreement. As of September 30, 2022, the Company completed the finance with equity in pledge.

15. Advance from Customers

The proceeds which are received in advance of the delivery of goods pursuant to applicable contracts, are initially recorded as advance from customer. As of September 30, 2022 and December 31, 2021, the balance of advance from customers was approximately $4,738,457 and $6,190,091.

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

On April 8, 2022, Planet Green Holdings Corporation (Nevada) issued an aggregate of 7,500,000 shares of common stock to the equity holders of Allinyson Ltd. for the acquisition of 100% of the equity interest of Allinyson Ltd.

On May 19, 2022, the Company entered into a Securities Purchase Agreement, pursuant to which two investors agreed to purchase an aggregate of 10,000,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $4,100,000, representing a purchase price of $0.41 per Share.

On July 20, 2022, the Company acquired 30% equity interest of the Xianning Xiangtian Energy Holdings Group Co., Ltd. and the Company issued 12,000,000 shares of common stock to the Sellers.

As of September 30, 2022, there were 72,081,930 shares of common stock outstanding.

17. Income Taxes

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the nine months ended September 30, 2022 and 2021:

	09/30/2022	09/30/2021
Loss attributed to PRC operations	$(3,006,160)	$(3,279,874)
Loss attributed to U.S. operations	(1,162,736)	(1,360,067)
Loss attributed to Canada operations	(277,383)	(418,288)
Loss attributed to Hong Kong operations	(431,108)	-
Income attributed to BVI	-	-
Loss before tax	$(4,877,387)	$(5,058,229)

PRC Statutory Tax at 25% Rate	(751,540)	(1,264,557)
Effect of tax exemption granted	-	-
Valuation allowance	926,641	1,264,704
Income tax	$175,101	$147
Per Share Effect of Tax Exemption	-	-
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	55,335,606	23,082,956
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows as of September 30, 2022 and 2021:

	09/30/2022	09/30/2021
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Non-recognized deferred tax benefits in the PRC	(21.4)%	(25)%
The Company’s effective tax rate	3.6%	-%

18. Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the nine months ended
	September 30,
	2022	2021
Loss from operations attributable to common stockholders	$(4,870,760)	$(4,732,412)

Basic and diluted (loss) earnings per share denominator:
Original Shares at the beginning:	35,581,930	11,809,930
Additions from Actual Events -issuance of common stock for cash	11,680,147	5,016,850
Additions from Actual Events – issuance of common stock for acquisition	4,852,941	6,054,945
Additions from Actual Events – issuance of common stock for investment	3,220,588	-
Additions from Actual Events – issuance of common stock for stock compensation	-	201,231
Basic Weighted Average Shares Outstanding	55,335,606	23,082,956

(Loss) income per common shareholders - Basic and diluted	$(0.09)	$(0.21)
Basic and diluted weighted average shares outstanding	55,335,606	23,082,956

 19. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2022 and 2021.

	For the period ended
Customers	30-September-22		30-September-21
	Amount $	%	Amount	$%
A	-	-	2,218,627	11
B	-	-	2,105,918	11

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the nine months ended September 30, 2022 and 2021.

	For the years ended
Suppliers	30-September-22		30-September-21
	Amount $	%	Amount $	%
A	8,857,285	21	6,974,422	37
B	6,281,237	15	-	-
C	6,161,585	15	-	-
D	5,752,312	14	-	-

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

The weighted average remaining lease term of its existing leases is 0.58years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the nine months ended September 30, 2022 and 2021, rent expenses amounted to 301,432 and $329,989 respectively.

The five-year maturity of the Company’s lease obligations is presented below:

Twelve months ended December 31,	Operating lease amount
2022	100,477
2023	133,970
Total lease payment	234,447
Less: interest	(34,011)
Present value of lease liabilities	$200,436

21. Risks

A.	Credit risk

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

The Company’s primary business segment and operations are Shandong Yunchu, Jingshan Sanhe, Anhui Ansheng, Jilin Chuangyuan, Xianning Bozhuang, Fast Approach and Allinyson Ltd. The Company’s consolidated operations and consolidated financial position from continuing operations are almost all attributable to Shandong Yunchu, Jingshan Sanhe, Anhui Ansheng, Jilin Chuangyuan, Xianning Bozhuang, Fast Approach and Allinyson Ltd. Accordingly, management believes that the consolidated balance sheets and statement of operations provide the relevant information to assess Shandong Yunchu, Jingshan Sanhe, Anhui Ansheng, Jilin Chuangyuan, Xianning Bozhuang, Allinyson Ltd. and Fast Approach’s performance.

Segment reporting	09/30/2022	12/31/2021
Fast Approach and Shanghai Shuning	$353,024	$387,145
Xianning Bozhuang	9,706,224	10,987,674
Jingshan Sanhe	5,152,501	6,069,282
Anhui Ansheng	14,060,947	17,298,525
Jilin Chuangyuan	14,068,042	16,386,168
Jiayi Technologies (Xianning) Co., Ltd.	10,069,170	12,378,147
Shandong Yunchu	4,829,124	4,094,723
Allinyson	258,815	-
Planet Green Holdings Corporation	37,102,869	16,413,420
Promising Prospect HK Limited.	1,987,276	2,000,496
Total Assets	$97,587,992	$86,015,580

23. Contingencies

As of September 30, 2022, the loan from Anhui Langxi Rural Commercial Bank Of China was overdue and the Company proposed to extend maturities on this loan. During the subsequent period, the Company is negotiating a loan extension with its banks and it is probable that the bank routinely keeps rolling over debt to keep the Company’s liquidity.

Wuxi Suxin Natural Gas Utilization Co., Ltd. (The “Plaintiff”) sued Anhui Xuanneng Natural Gas Energy Equipment Co., Ltd., Anhui Ansheng Petrochemical Equipment Co., Ltd and other related individuals (the “Defendants”) that Defendants have damaged the interest of Plaintiff and the defendants should restitute the plaintiff’s damage of RMB 16,210,227 as well as the interest in total. The case has now been transferred to the Changfeng County Court of Anhui Province for processing. Meanwhile, due to the impact of this case, Anhui Ansheng’s available cash of $581,666 was temporarily frozen by the court.

24. Subsequent event

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to November 14, 2022 to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

We are headquartered in Flushing, New York, NY. After a series of acquisitions and dispositions during the past two years, our primary business, which is carried out by Shandong Yunchu, Jingshan Sanhe, Allinyson, Jilin Chuangyuan, Anhui Ansheng, Fast Approach Inc and Xianning Bozhuang, is:

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $5,052,488 for the nine months ended September 30, 2022. As of September 30, 2022, the Company had an accumulated deficit of $98,943,143, a working capital deficit of $9,727,924; its net cash used in operating activities for the nine months ended September 30, 2022 was $10,208,033.

The Company plans to continue its expansion and investments, which will require continued improvements in revenue, net income, and cash flows.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021.

The following discussion should be read in conjunction with the company’s unaudited condensed consolidated financial statement for the three months ended September 30, 2022, and 2021 and related notes to that.

	Three months ended		Increase /	Increase /
	September 30,		Decrease	Decrease
(In Thousands of USD)	2022	2021	($)	(%)
Net revenues	10,264	8,484	1,780	21
Cost of revenues	9,566	7,133	2,433	34
Gross profit	698	1,351	(653)	(48)
Operating expenses:
Selling and marketing expenses	562	454	108	24
General and administrative expenses	2,166	3,237	(1,071)	(33)
Research & Developing expenses	79	-	79	N/A
Operating income (loss)	(2,109)	(2,340)	231	(10)
Interest income (expense)	(161)	(139)	(22)	15
Other income (expense)	11	79	(68)	(86)
(Loss) income before tax	(2,258)	(2,400)	142	(6)
Income tax expense/(income)	(38)	-	(38)	N/A
Net (loss) income	(2,296)	(2,400)	104	(4)

Net Revenues. Our net revenues for the three months ended September 30, 2022 amounted to $10.26 million, which represents an increase of approximately $1.78 million, or 21%, from $8.5 million for the three months ended September 30, 2021. This increase was attributable to the acquisition of certain subsidiaries and VIEs.

Cost of Revenues. During the three months ended September 30, 2022, we experienced an increase in cost of revenue of $2.43 million or 34%, in comparison to the three months ended September 30, 2021, from approximately $7.13 million to $9.57 million. This increase was mainly due to the acquisition of certain subsidiaries and VIEs.

Gross Profit. Our gross profit decreased by $0.65 million, or 48% to $0.70 million for the three months ended September 30, 2022 from $1.35 million for the three months ended September 30, 2021. This decrease was mainly due to the aforementioned reasons, attributable to the acquisition of certain subsidiaries and VIEs.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $0.11 million, or 24%, to $0.56 million for the three months ended September 30, 2022 from $0.45 million for the three months ended September 30, 2021 This increase was mainly due to our effort to expand our business.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $1.07 million from $3.24 million for the three months ended September 30, 2021 to approximately $2.17 million for the three months ended September 30, 2022. This cost decrease was mainly due to the decline in third party service fees.

Net Loss

Our net loss decreased by $0.1 million, or 4%, to a net loss of $2.30 million for the three months ended September 30, 2022 from $2.40 million in net loss for the three months ended September 30, 2021. This decrease was mainly due to our effort to expand our business.

Nine Months Ended September 30, 2022 Compared to Nine months Ended September 30, 2021.

The following discussion should be read in conjunction with the company’s unaudited condensed consolidated financial statement for the nine months ended September 30, 2022, and 2021 and related notes to that.

	Nine months ended		Increase /	Increase /
	September 30,		Decrease	Decrease
(In Thousands of USD)	2022	2021	($)	(%)
Net revenues	37,788	15,597	22,191	142
Cost of revenues	35,185	13,750	21,435	156
Gross profit	2,603	1,847	756	41
Operating expenses:
Selling and marketing expenses	1,497	974	523	54
General and administrative expenses	5,657	5,905	(248)	(4)
Research & Developing expenses	151	-	151	N/A
Operating income (loss)	(4,702)	(5,032)	330	(7)
Interest income (expense)	(479)	(343)	(136)	40
Other income (expense)	304	316	(12)	(4)
(Loss) income before tax	(4,877)	(5,059)	182	(4)
Income tax expense/(income)	(175)	-	(175)	N/A
Net (loss) income	(5,052)	(5,059)	7	-

Net Revenues. Our net revenues for the nine months ended September 30, 2022 amounted to $37.79 million, which represents an increase of approximately $22.19 million, or 142%, from $15.60 million for the nine months ended September 30, 2021. This increase was attributable to the acquisition of certain subsidiaries and VIEs.

Cost of Revenues. During the nine months ended September 30, 2022, we experienced an increase in cost of revenue of $21.43 million or 156%, in comparison to the nine months ended September 30, 2021, from approximately $13.75 million to $35.19 million. This increase was mainly due to the acquisition of certain subsidiaries and VIEs.

Gross Profit. Our gross profit increased by $0.76 million, or 41% to $2.60 million for the nine months ended September 30, 2022 from $1.85 million for the nine months ended September 30, 2021. This increase was mainly due to the aforementioned reasons, attributable to the acquisition of certain subsidiaries and VIEs.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $0.52 million, or 54%, to $1.50 million for the nine months ended September 30, 2022 from $0.97 million for the nine months ended September 30, 2021 This increase was mainly due to our effort to expand our business.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $0.25 million from $5.91 million for the nine months ended September 30, 2021 to approximately $5.66 million for the nine months ended September 30, 2022. This cost decrease was mainly due to the decline in third party service fees.

Net Loss

Our net loss decreased by $7,000, or 0.13%, to a net loss of $5.05 million for the nine months ended September 30, 2022 from $5.06 million in net loss for the nine months ended September 30, 2021. This decrease was mainly due to our effort to expand our business.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and operating and capital expenditure commitments. Our liquidity needs meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period in the fiscal period ended September 30, 2022, our primary sources of financing have been cash generated from operations and private placements.

As of September 30, 2022, we had cash and cash equivalents (including restricted cash) of $0.31 million compared to $1.13 million as of December 31, 2021. The debt to assets ratio was 35.94% and 40.41% as of September 30, 2022 and December 31, 2021, respectively. We expect to continue to finance our operations and working capital needs in 2022 from cash generated from operations and, if needed, private financings. Suppose available liquidity is insufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the nine months ended September 30
(In thousands of U.S. dollars)	2022	2021
Net cash flows used in operating activities	(10,208)	(13,148)
Net cash flows used in investing activities	(3,271)	(42)
Net cash flows provided by financing activities	11,315	9,954

Operating Activities

Net cash used in operating activities was $10.21 million and $13.15 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in net cash used in operating activities was mainly due to a decrease of $2.02 million in account receivables, an increase of $1.56 million in the advance from customers and an increase of $7.44 million in other payables and accruals.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $3.27 million, representing an increase of $3.23 million in net cash used in investing activities from $42,000 for the same period of 2021. This is mainly due to the increase in long-term investment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $11.31 million, representing an increase of $1.36 million in net cash provided by financing activities from $9.95 million for the same period of 2021. This is mainly due to the increased proceeds from the issuance of common stock.

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

As of September 30, 2022, there were no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Wuxi Suxin Natural Gas Utilization Co., Ltd. (The “Plaintiff”) sued Anhui Xuanneng Natural Gas Energy Equipment Co., Ltd., Anhui Ansheng Petrochemical Equipment Co., Ltd and other related individuals (the “Defendants”) that Defendants have damaged the interest of Plaintiff and the defendants should restitute the plaintiff’s damage of RMB 16,210,227 as well as the interest in total. The case has now been transferred to the Changfeng County Court of Anhui Province for processing. Meanwhile, due to the impact of this case, Anhui Ansheng’s available cash of $581,666 was temporarily frozen by the court.

ITEM 1A. RISK FACTORS

Risk Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s registration statement on Form S3/A as filed with the SEC on November 3, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s registration statement Form S3/A as filed with the SEC on November 3, 2022.

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

PLANET GREEN HOLDINGS CORP.

Date: November 14, 2022	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.