Form 10-K/A
period 2021-12-31
Planet Green Holdings Corp.
filed 2023-02-06
CIK 1117057

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

Documents Incorporated by Reference: None.

i

PART I

Use of Certain Defined Terms

In this annual report on Form 10-K/A:

●	“Anhui Ansheng” refers to Anhui Ansheng Petrochemical Equipment Co., Ltd., a PRC limited liability company.

●	“Bless Chemical” refers to Bless Chemical Co., Ltd., a company incorporated in Hong Kong.

●	“China” and “PRC” refer to the People’s Republic of China including Hong Kong and Macau.

●	“Fast Approach” refers to Fast Approach Inc., a corporation incorporated under the laws of Canada.

●	“Hubei Bulaisi” or “WFOE” Refers to Hubei Bulaisi Technology Co., Ltd., a PRC limited liability company.

●	“Jiayi Technologies” or “WFOE” refers to Jiayi Technologies (Xianning) Co., Ltd., a PRC limited liability company and a wholly foreign-owned enterprise, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd.

●	“Jilin Chuangyuan” refers to Jilin Chuangyuan Chemical Co., Ltd., a PRC limited liability company.

●	“Jingshan Sanhe” refers to Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., a PRC limited liability company.

●	“Lucky Sky HK” refers to Lucky Sky Holdings Corporations (HK) Limited, a company incorporated in Hong Kong and formerly known as JianShi Technology Holding Limited.

●	“Lucky Sky Planet Green” refers to Lucky Sky Planet Green Holdings Co., Limited, a company incorporated in Hong Kong.

●	“Planet Green” refers to Planet Green Holdings Corp., a Nevada holding company.

●	“Promising Prospect BVI” refers to Promising Prospect Limited, formerly known as Planet Green Holdings Corporation, a British Virgin Islands company.

●	“RMB” refers to Renminbi, the legal currency of China.

●	“Shanghai Shuning” refers to Shanghai Shuning Advertising Co., Ltd, a PRC limited liability company.

●	“Shanghai Xunyang” refers to Shanghai Xunyang Internet Technology Co., Ltd., a PRC limited liability company.

●	“Shandong Yunchu” Refers to Shandong Yunchu Supply Chain Co., Ltd., PRC limited liability company.

●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

●	“VIEs” refers to our variable interest entities including Jilin Chuanyuan and Anhui Ansheng.

●	“We,” “us”, “our,” and the “Company” refer to Planet Green Holdings Corp., a Nevada corporation, and, except where the context requires otherwise, our wholly-owned subsidiaries and VIEs.

●	“Xianning Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

●	“Shine Chemical” refers to Shine Chemical Co., Ltd., a company incorporated in British Virgin Islands.

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

ITEM 1. BUSINESS

Overview of Our Business

Planet Green Holdings Corp. (the “Planet Green”) is not an operating company in the PRC but a Nevada holding company with its operations conducted through its subsidiaries in the PRC, U.S., Hong Kong and Canada (the “Subsidiaries”) and through contractual arrangements with its variable interest entities, or VIEs, including Jilin Chuanyuan and Anhui Ansheng (the “VIEs”), which are companies incorporated in the PRC. The VIEs are consolidated for accounting purpose only and Planet Green does not own any equity interest in the VIE. Investors may never directly hold equity interests in the VIEs. The VIE structure is used to provide investors with exposure to foreign investment in China-based companies where Chinese law prohibits or limits direct foreign investment in the operating companies. However, our contractual arrangements with the VIEs are not equivalent of an investment in the VIEs. Investors of our securities thus are not purchasing equity interest in the VIEs and their subsidiaries in China but instead are purchasing equity interest in a Nevada holding company. Such VIE arrangement is not identical to owning such entities directly, and investors will own shares in a holding company with contracts with the VIEs and will not have any equity ownership of such VIEs themselves. The VIE arrangement may not be as effective as direct ownership in providing us with control over the VIEs. Direct ownership would allow us, for example, to directly or indirectly exercise our rights as a shareholder to effect changes in the boards of directors, which, in turn, could affect changes, subject to any applicable fiduciary obligations at the management level. However, under the VIE arrangement, as a legal matter, if the VIEs or its shareholders fail to perform their respective obligations under the VIE arrangement, we may have to incur substantial costs and expend significant resources to enforce those arrangements and resort to litigation or arbitration and rely on legal remedies under PRC laws. These remedies may include seeking specific performance or injunctive relief and claiming damages, any of which may not be effective. In the event we are unable to enforce these VIE Agreements or we experience significant delays or other obstacles in the process of enforcing the VIE arrangement, we may lose control over the assets owned by the VIE.

Our corporate structure is subject to risks relating to our contractual arrangements with our VIEs and their shareholders. Such contractual arrangements have not been tested in any of the PRC courts. There are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations, and rules relating to these contractual arrangements. If the PRC government finds these contractual arrangements non-compliant with the restrictions on direct foreign investment in the relevant industries, or if the relevant PRC laws, regulations, and rules or the interpretation thereof change in the future, we could be subject to severe penalties or be forced to relinquish our interests in the VIEs or forfeit our rights under the contractual arrangements. We and investors face uncertainty about potential future actions by the PRC government, which could affect the enforceability of our contractual arrangements with our VIEs and consequently, significantly affect the financial condition and results of operations of us. If we are unable to claim our right to control the assets of the VIEs, our common stock may decline in value or become worthless. The PRC government could even disallow the VIE structure completely, which would likely result in a material adverse change in our operations and our common stock may significantly decline in value or become worthless.

Under our corporate structure, our ability to pay dividends and to service any debt we may incur and pay our operating expenses principally depends on dividends paid by our PRC subsidiaries and VIEs. Cash is transferred through our organization in the manner as follows: (1) we may transfer funds to our WFOEs through our Hong Kong subsidiaries, Lucky Sky Planet Green Holdings Co., Limited (HK), and Bless Chemical Co., Ltd. (HK) by additional capital contributions or shareholder loans, as the case may be; (2) the VIEs may pay service fees to our PRC subsidiaries for services rendered by our PRC subsidiaries; (3) our PRC subsidiaries may pay service fees to the VIEs for services rendered by the VIEs; and (4) our PRC subsidiaries may make dividends or other distributions to the Planet Green. We do not have cash management policies dictating how funds are transferred throughout our organization. We may encounter difficulties in our ability to transfer cash between PRC subsidiaries and non-PRC subsidiaries largely due to various PRC laws and regulations imposed on foreign exchange. If we intend to distribute dividends to the Planet Green, our WFOEs will transfer the dividends to our Hong Kong subsidiaries in accordance with the laws and regulations of the PRC, and then our Hong Kong subsidiaries will transfer the dividends to the Planet Green, and the dividends can be distributed from the Planet Green to all shareholders respectively in proportion to the shares they hold, regardless of whether the shareholders are U.S. investors or investors in other countries or regions. However, there can be no assurance that the PRC government will not intervene or impose restrictions on the Company’s ability to transfer cash out of China. In 2021, our PRC subsidiaries did not receive any cash benefits from the VIEs for services rendered to the VIEs and their subsidiaries. As of December 31, 2021, our WFOE owns [ ] to the VIEs. As of December 31, 2021, we were not subject to any actual foreign exchange restrictions. The foregoing cash flows include all distributions and transfers between Planet Green, our PRC subsidiaries and the VIEs as of the date of this annual report. As of the date of this annual report, none of our subsidiaries have ever issued any dividends or made other distributions to the Planet Green nor have Planet Green ever paid dividends or made other distributions to U.S. investors. We currently intend to retain all future earnings to finance the VIEs’ and our subsidiaries’ operations and to expand their business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Any limitation on the ability of our subsidiaries to distribute dividends to us or on the ability of the VIEs to make payments to us may restrict our ability to satisfy our liquidity requirements. To the extent cash or assets in the business is in the PRC or Hong Kong or in a PRC or Hong Kong entity, and may need to be used to fund operations outside of the PRC or Hong Kong, the funds and assets may not be available to fund operations or for other uses outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations by the government on our subsidiaries’ or the VIEs’ ability to transfer cash and assets.

We face various legal and operational risks and uncertainties related to being based in and having significant operations in mainland China. The PRC government has significant authority to exert influence on the ability of a China-based company, such as us, to conduct its business, accept foreign investments or list on U.S. or other foreign exchanges. For example, we face risks associated with regulatory approvals of offshore offerings, oversight on cybersecurity and data privacy, as well as the lack of inspection by the Public Company Accounting Oversight Board (the “PCAOB”) on our auditors. Such risks could result in a material change in our operations and/or the value of the common stock or could significantly limit or completely hinder our ability to offer common stock and/or other securities to investors and cause the value of such securities to significantly decline or be worthless. These regulatory risks and uncertainties could become applicable to our Hong Kong subsidiary if regulatory authorities in Hong Kong adopt similar rules and/or regulatory actions.

Because our operations are primarily located in the PRC and Hong Kong through our subsidiaries and VIEs, we are subject to certain legal and operational risks associated with our operations in China and Hong Kong, including changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations may materially and adversely affect our business, financial condition and results of operations. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material change in our operations and the value of our common stock, or could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. We do not believe that our subsidiaries and VIEs are directly subject to these regulatory actions or statements, as we have not implemented any monopolistic behavior and our business does not involve the collection of user data or implicate cybersecurity. As of the date of this annual report, no relevant laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”), Cyberspace Administration of China (the “CAC”) or any other PRC governmental authorities for our offering, nor has our Nevada holding company or any of our subsidiaries or our VIEs received any inquiry, notice, warning or sanctions regarding our offering from the CSRC or any other PRC governmental authorities. However, since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange. The Standing Committee of the National People’s Congress, or the SCNPC, or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that requires our company or any of our subsidiaries to obtain regulatory approval from Chinese authorities before offering in the U.S. In other words, although the Company is currently not required to obtain permission from any of the PRC central or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly; our ability to offer, or continue to offer, securities to investors would be potentially hindered and the value of our securities might significantly decline or be worthless, by existing or future laws and regulations relating to its business or industry or by intervene or interruption by PRC governmental authorities, if we or our subsidiaries (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, or (iv) any intervention or interruption by PRC governmental with little advance notice.

As of the date of this annual report, the two Hong Kong subsidiaries of Planet Green do not have any material operation in Hong Kong and they have not collected, stored, or managed any personal information in Hong Kong. Therefore, we have concluded that currently it does not expect that laws and regulations in Mainland China on data security, data protection, cybersecurity or anti-monopoly to be applied to its Hong Kong subsidiaries or that the oversight of the Cyberspace Administration of China will be extended to its operations outside of Mainland China.

In order to operate our business, in addition to the required regular business licenses, Anhui Ansheng is required to obtain Production License of Special Equipment, Jingshan Sanhe is required to obtain Permit for Hazardous Chemical Products, Jilin Chuangyuan is required to obtain Safe Production License, and Shandong Yunchu is required to obtain Permit for Food Products. As of the date of this annual report, our subsidiaries, WFOEs and VIEs have received from PRC authorities all requisite licenses, permissions, and approvals needed to engage in the businesses currently conducted in the PRC, and no permission or approval has been denied.  However, we cannot assure you that any of these entities will be able to receive clearance of such compliance requirements in a timely manner, or at all in the future. Any failure of these entities to fully comply with such compliance requirements may cause our PRC subsidiaries or the PRC operating entities to be unable to begin their new businesses or operations in the PRC, subject them to fines, relevant new businesses or operations suspension for rectification, or other sanctions.

As advised by our PRC counsel, Hubei Kaicheng Law Offices, as of the date of this annual report, our subsidiaries, WFOEs and VIEs, (i) are not required to obtain additional permissions or approvals to operate their current business, (ii) are not required to obtain permission from the CSRC, the CAC, or any other Chinese authorities to issue our securities to foreign investors based on PRC laws and regulations currently in effect, and (iii) have not received or were denied such permission by any Chinese authorities. However, we cannot assure you that the PRC regulatory agencies, including the CAC or the CSRC, would take the same view as we do, and there is no assurance that the VIE and its subsidiaries are always able to successfully update or renew the licenses or permits required for the relevant business in a timely manner or that these licenses or permits are sufficient to conduct all of their present or future business. If the VIEs, WFOEs or any of its subsidiaries (i) does not receive or maintain required permissions or approvals, (ii) inadvertently concludes that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and the VIE or any of its subsidiaries is required to obtain such permissions or approvals in the future, it could be subject to fines, legal sanctions, or an order to suspend their relevant services, which may materially and adversely affect our financial condition and results of operations and cause our securities to significantly decline in value or become worthless.

In light of the recent statements and regulatory actions by the PRC government, such as those related to the use of variable interest entities, data security, and anti-monopoly concerns, Planet Green may be subject to the risks of uncertainty of any future actions of the PRC government in this regard, and if Chinese regulatory authorities disallow the VIE structure, that may result in a material change in our operations and/or value of our securities, including that the value of our securities to significantly decline or become worthless. Planet Green may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if it fails to comply with such rules and regulations, which could adversely affect the ability of Planet Green to continue to be listed for trading on NYSE American or another foreign exchange, which may cause the value of Planet Green’s securities to significantly decline or become worthless. The Holding Foreign Companies Accountable Act (the “HFCA Act”) and related regulations call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors and could add uncertainties to Planet Green’s offering that trading in Planet Green’s securities may be prohibited under the HFCA Act. Planet Green’s auditor, WWC, P.C., is headquartered in California and has been inspected by the Public Company Accounting Oversight Board (United States) (the “PCAOB”) on a regular basis. Our auditor is not included in the list of PCAOB Identified Firms of having been unable to be inspected or investigated completely by the PCAOB in the PCAOB Determination Report issued in December 2021. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. On February 4, 2022, the U.S. House of Representatives passed a bill, which contained, among other things, an identical provision. If this provision is enacted into law and the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA is reduced from three years to two, then the common stock could be prohibited from trading in the United States as early as 2024. Although we believe that the HFCA Act and the related regulations do not currently affect us, we cannot assure you that there will not be any further implementations and interpretations of the Holding Foreign Companies Accountable Act or the related regulations, which might pose regulatory risks to and impose restrictions on us because of our operations in mainland China.

We are a diversified technology, chemical and chemical equipment and consumer products company with presence in North America and China with the follow business lines:

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

Organizational Structure

Planet Green was incorporated in Nevada on February 4, 1986 and effective on November 12, 2009, Planet Green reincorporated in Nevada from Delaware. Planet Green was formerly known as American Lorain Corporation.

The following diagram illustrates our corporate structure including our subsidiaries and our VIEs.

Subsidiaries

On May 9, 2019, the Company and Shanghai Xunyang Internet Technology Co., Ltd. (the “Shanghai Xunyang”), a subsidiary of the Company, entered into a Share Exchange Agreement with Xianning Bozhuang, and each of the shareholders of Xianning Bozhuang, pursuant to which, among other things and subject to the terms and conditions contained therein, Shanghai Xunyang agreed to effect an acquisition of Xianning Bozhuang by acquiring from the Sellers all of the outstanding equity interests of Xianning Bozhuang. On May 14, 2019, the Company closed the acquisition transaction and Shanghai Xunyang entered into a series of VIE agreements with Xianning Bozhuang and its shareholders. For company internal restructure purpose, on December 20, 2019, Xianning Bozhuang terminated the VIE agreements with Shanghai Xunyang and entered into similar series of VIE agreements with Jiayi Technologies on the same day. On August 2, 2021, as part of the internal restructure efforts to remove VIE arrangement, the Company and its subsidiary terminated series of VIE agreements and acquired 100% equity ownership of Xianning Bozhuang.

On June 5, 2020, the Company entered into a share exchange agreement with Fast Approach to acquire all outstanding shares of Fast Approach, a corporation incorporated under the laws of Canada and in the business of operating a demand side platform. Upon completing the transaction, Fast Approach became a wholly owned subsidiary of the Company. Fast Approach owns 100% equity of Shanghai Shuning.

On January 4, 2021, through Jiayi Technologies, the Company entered into a series of VIE agreements with Jingshan Sanhe as well as its shareholders, which gives the Company the ultimate control of Jingshan Sanhe and its shareholders, making it operate in accordance with the will of the Company. The Company is considered the primary beneficiary of Jingshan Sanhe and it consolidates its accounts as VIEs. On September 10, 2021, as part of the internal restructure efforts to remove VIE arrangement, Hubei Bulaisi acquired 85% equity ownership of Jingshan Sanhe and Jiayi Technologies terminated the VIE agreements with Jingshan Sanhe on the same date.

On December 9, 2021, the Company and Jiayi Technologies, a subsidiary of the Company, entered into a Share Exchange Agreement with Shandong Yunchu and each of shareholders of Shandong Yunchu. Upon closing of the transaction, Jiayi Technologies acquired 100% equity ownership of Shandong Yunchu.

VIE Arrangements

We currently have two VIEs under its structure: (1) Jilin Chuangyuan, and (2) Anhui Ansheng, which are business entities incorporated in China. The Company is considered the beneficiary of the two VIEs only for accounting purpose.

On March 9, 2021, through Jiayi Technologies, the Company entered into a series of VIE agreements with Jilin Chuangyuan as well as its shareholders. The ordinary shares of Jilin Chuangyuan are currently owned by Yongsheng Chen and Xiaodong Cai.

On July 15, 2021, through Jiayi Technologies, the Company entered into a series of VIE agreements with Anhui Ansheng, as well as its shareholders. The ordinary shares of Anhui Ansheng are currently owned by Xiaodong Cai.

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

Voting Rights Proxy Agreements. Pursuant to the Voting Rights Proxy Agreements, each shareholder irrevocably appointed WFOE or WFOE’s designee to exercise all his or her rights as the shareholders of the operating entities under the Articles of Association of each operating entity, including but not limited to the power to exercise all shareholder’s voting rights with respect to all matters to be discussed and voted in the shareholders’ meeting. The term of each Voting Rights Proxy Agreement is 20 years. WFOE has the right to extend each Voting Proxy Agreement by giving written notification.

As discussed above, we operate a portion of business in China through the VIEs and their subsidiaries, and rely on contractual arrangements among our WFOEs, the VIEs, and their respective shareholders to exert influence on the business operations of the VIEs. The VIE structure provides our business operations in China with contractual exposure to foreign investment. However, our contractual arrangements with the VIEs are not equivalent of an investment in the VIEs. Investors are purchasing equity securities of our ultimate Nevada holding company rather than purchasing equity securities of the VIEs. Chinese regulatory authorities could disallow this structure, which would likely result in a material change in our and/or the VIE’s operations and/or a material change in the value of the securities we are registering for sale, including that it could cause the value of such securities to significantly decline or become worthless. If the PRC government deems that the contractual arrangements with the consolidated VIEs domiciled in China do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change or are interpreted differently in the future, we, our subsidiaries and the VIEs could be subject to severe penalties or be forced to relinquish their interests in those operations. It is uncertain whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. In addition, to the extent cash is located in the PRC or within a PRC domiciled entity and may need to be used to fund operations outside of the PRC, the funds may not be available due to limitations placed on us, our subsidiaries and the VIEs by the PRC government. To the extent cash or assets in the business is in the PRC or Hong Kong or in a PRC or Hong Kong entity, and may need to be used to fund operations outside of the PRC or Hong Kong, the funds and assets may not be available to fund operations or for other uses outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations by the government on us, our subsidiaries’ or the VIEs’ ability to transfer cash and assets.

Consolidating Statements of Income Information

The following is the tabular form condensed consolidating schedule depicting the financial position, cash flows and results of operations for the parent, the subsidiaries, the consolidated variable interest entities, and any eliminating adjustments separately - as of and for the year ended December 31, 2021.

Financial Information Related to the VIEs:

Audited Consolidated Balance Sheets

Planet Green Holdings Corp.

Audited Consolidated Balance Sheets

As of December 31, 2021

(Stated in US Dollars)

	Parent	Subsidiaries	WFOE	VIE	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$233,384	$195,489	$253,819	$67,966		750,658
Restricted cash				380,750		380,750
Accounts receivable, net		1,158,507		2,660,566		3,819,073
Inventories		3,571,563		4,244,869		7,816,432
Advances to suppliers		5,309,942	60,372	310,769		5,681,083
Other receivables		1,025,648	40,780	118,708		1,185,136
Inter-company receivable	23,912,000	7,616,486	8,803,615	1,725,302	(42,057,403)	-
Other receivables-related parties		1,570	18,822	7,650,042		7,670,434
Total current assets	24,145,384	18,879,205	9,177,408	17,158,972	(42,057,403)	27,303,566
Non-current assets						-
Plant and equipment, net		7,930,722	0	12,554,727		20,485,449
Intangible assets, net		1,404,603		2,795,048		4,199,651
Construction in progress, net				2,475,874		2,475,874
Prepayment investments		0	705,805			705,805
Long-term investments	39,656,213	2,000,496	3,136,910	-	(41,656,709)	3,136,910
Investment in real estates	-	0	7,770,943	-		7,770,943
Deferred tax assets		355,980	390,696	425,374		1,172,050
Goodwill					18,180,532	18,180,532
Right-of-use assets		584,802				584,802
Total non-current assets	39,656,213	12,276,603	12,004,354	18,251,023	(23,476,177)	58,712,016

Total assets	$63,801,597	$31,155,808	$21,181,762	$35,409,995	(65,533,580)	$86,015,582

Liabilities and Stockholders' Equity
Current liabilities
Short-term bank loans				6,822,054		6,822,054
Accounts payable	279,186	2,399,554	243	3,558,827		6,237,810
Advance from customers		2,713,506		3,476,585		6,190,091
Taxes payable		574,935		212,658		787,593
Other payables and accrued liabilities	3,511,210	1,096,206	722,378	3,305,395		8,635,189
Intercompany payable	1,726,764	16,962,121	19,765,712	7,131,860	(45,586,457)	-
Other payables-related parties	440,000	797,818		3,958,409		5,196,227
Lease liabilities-current portion		436,191				436,191
Deferred income		15,699		58,033		73,732
Total current liabilities	5,957,160	24,996,030	20,488,333	28,523,821	(45,586,457)	34,378,887
Non-current liabilities
Lease liabilities - non-current						-
Long-term payables		31,398		348,947		380,345
Total non-current liabilities		31,398		348,947		380,345

Total liabilities	$5,957,160	$25,027,427	$20,488,333	$28,872,769	(45,586,457)	$34,759,232

Stockholders’ equity
Issued and outstanding as of December 31, 2021	35,582	11,025,241	2,000,000	12,326,270	(25,351,511)	35,582
Additional paid-in capital	130,727,596	5,127,194			(2,622,566)	133,232,224
Statutory reserve				29,006	(29,006)	-
Accumulated deficit	(72,918,741)	-21,928,831	(1,306,571)	(5,357,908)	7,439,668	(94,072,383)
Accumulated other comprehensive income		11,904,777		(460,142)	(3,733,578)	7,711,057
Non-controlling interests					4,349,870	4,349,870
Total stockholders’ equity	57,844,437	6,128,381	693,429	6,537,226	(19,947,123)	51,256,350

Total liabilities and stockholders’ equity	$63,801,597	$31,155,808	$21,181,762	$35,409,995	(65,533,580)	$86,015,582

Audited Consolidated Statements of Operations and Comprehensive (Loss) Income:

Planet Green Holdings Corp.

Audited Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Years Ende December 31, 2021

(Stated in US Dollars)

	Parent		Subsidiaries	WFOE		VIE	Eliminations	Consolidated
Net revenues	$		$4,082,296	$		$9,694,499	23,991,169	$37,767,964
Cost of revenues			4,014,104			7,486,996	22,420,609	33,921,709
Gross profit			68,192			2,207,503	1,570,560	3,846,255
Operating expenses:								-
Selling and marketing expenses			139,732			1,908,188	5,532	2,053,452
General and administrative expenses		1,751,428	2,808,522		1,384,590	575,880	700,349	7,220,769
Research & developing expenses			56,119			250,701	501,563	808,383
Total operating expenses		1,751,428	3,004,373		1,384,590	2,734,769	1,207,444	10,082,604

Operating (loss) income		(1,751,428)	(2,936,181)		(1,384,590)	(527,266)	363,116	(6,236,349)
								-
Other (expenses) income								-
Interest income			1,385			70		1,455
Interest expenses			(19,045)		(7,413)	(468,332)	(151,782)	(646,572)
Other income			156,965			143,920		300,885
Other expenses			(3,064)			(126)	(87,456)	(90,646)
Impairment of goodwill							(3,263,424)	(3,263,424)
Total other (expenses) income			136,241		(7,413)	(324,469)	(3,502,661)	(3,698,302)

(Loss) income before income taxes		(1,751,428)	(2,799,940)		(1,392,003)	(851,735)	(3,139,545)	(9,934,651)
Income tax expenses			(147)				(56,303)	(56,450)
Net (loss) income		(1,751,428)	(2,800,087)		(1,392,003)	(851,735)	(3,195,848)	(9,991,101)
Less: Net (loss) income attributable to non-controlling interest							250,616	250,616
Net (loss) income attributable to common shareholders		$(1,751,428)	$(2,800,087)		$(1,392,003)	$(851,735)	$(2,945,232)	$(9,740,485)

Audited Consolidated cash flow information:

Planet Green Holdings Corp.

Audited Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021

(Stated in US Dollars)

	Parent	Subsidiaries	WFOE	VIE	Consolidated
Net cash used in operating activities	$(291,668)	$(7,947,439)	$5,765,621	$1,954,090	$(519,396)
Net cash used in investing activities		(3,957,144)	(7,458,005)	(399,253)	(11,814,402)
Net cash provided by financing activities		10,660,383		(1,728,675)	8,931,708
Net decrease in cash and cash equivalents	(291,668)	(1,244,200)	(1,692,383)	(173,839)	(3,402,090)
Effect of exchange rate on cash		1,079,030	38,717	0	1,117,747
Cash and cash equivalents at beginning of year	525,051	360,659	1,907,486	622,555	3,415,751
Cash and cash equivalents at end of year	233,384	195,489	253,819	448,716	1,131,408

Cash Flows through Our Organization:

Planet Green is a holding company with no material operations of its own. We currently conduct our operations through our subsidiaries including our WFOEs, the VIEs and their respective subsidiaries. Cash is transferred through our organization in the manner as follows: (1) we may transfer funds to our WFOEs through our Hong Kong subsidiaries, Lucky Sky Planet Green Holdings Co., Limited (HK), and Bless Chemical Co., Ltd. (HK) by additional capital contributions or shareholder loans, as the case may be; (2) the VIEs may pay service fees to our PRC subsidiaries for services rendered by our PRC subsidiaries; (3) our PRC subsidiaries may pay service fees to the VIEs for services rendered by the VIEs; and (4) our PRC subsidiaries may make dividends or other distributions to Planet Green. We do not have cash management policies dictating how funds are transferred throughout our organization. We may encounter difficulties in our ability to transfer cash between PRC subsidiaries and non-PRC subsidiaries largely due to various PRC laws and regulations imposed on foreign exchange. If we intend to distribute dividends through Planet Green, our WFOEs will transfer the dividends to our Hong Kong subsidiaries in accordance with the laws and regulations of the PRC, and then our Hong Kong subsidiaries will transfer the dividends to the Planet Green, and the dividends will be distributed from the Planet Green to all shareholders respectively in proportion to the shares they hold, regardless of whether the shareholders are U.S. investors or investors in other countries or regions. There can be no assurance the PRC government will not intervene or impose restrictions on the Company’s ability to transfer cash out of China. In 2021, our PRC subsidiaries did not receive any cash benefits from the VIEs for services rendered to the VIEs and their subsidiaries. As of December 31, 2021, our VIEs owned $[ 6,901,203 ] to our WOEFs as loan. As of December 31, 2021, we were not subject to any actual foreign exchange restrictions.

We have no present plans to distribute earnings or settle amounts owed under the VIE agreements which it plans to retain the retained earnings to continue to grow the business. No dividends or distribution has been declared to paid to Planet Green from subsidiaries or its VIEs and no dividends or distribution was made to any U.S. investors.

Effects of PRC foreign exchange regulations on our ability to transfer assets within our organization

Current foreign exchange and other regulations in the PRC may restrict our PRC subsidiaries and VIEs in their ability to transfer their net assets to Planet Green and its subsidiaries and to investors. The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under our current corporate structure, Planet Green as the holding company may rely on dividend payments from its subsidiaries to fund any cash and financing requirements Planet Green may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of the State Administration of Foreign Exchange (the “SAFE”) by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of our PRC subsidiaries in China may be used to pay dividends to Planet Green. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of our PRC subsidiaries and VIEs to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi.

In light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny of major outbound capital movement including overseas direct investment. More restrictions and substantial vetting process are put in place by SAFE to regulate cross-border transactions falling under the capital account. If any of Planet Green’s shareholders regulated by such policies fail to satisfy the applicable overseas direct investment filing or approval requirement timely or at all, it may be subject to penalties from the relevant PRC authorities. The PRC government may at its discretion further restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents Planet Green from obtaining sufficient foreign currencies to satisfy Planet Green’s foreign currency demands, Planet Green may not be able to pay dividends in foreign currencies to its shareholders.

Recent Regulatory Development

As we conduct substantially all of our operations in China, we are subject to legal and operational risks associated with having substantially all of our operations in China, including changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations may materially and adversely affect our business, financial condition and results of operations. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material change in our operations and the value of our common stock or could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We have relied on the opinion of our PRC counsel, Hubei Kaicheng Law Office, that as of the date of this prospectus, we are not directly subject to these regulatory actions or statements, as we have not implemented any monopolistic behavior and our business does not involve large-scale collection of user data, implicate cybersecurity, or involve any other type of restricted industry. As further advised by our PRC counsel, Hubei Kaicheng Law Office, as of the date of this prospectus, no relevant laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”) or any other PRC governmental authorities for our overseas listing or securities offering plans, nor has our company or any of our subsidiaries received any inquiry, notice, warning or sanctions regarding our offering of securities from the CSRC or any other PRC governmental authorities. However, since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is highly uncertain what potential impact such modified or new laws and regulations will have on our daily business operations, or ability to accept foreign investments and list on a U.S. or other foreign exchange. The Standing Committee of the National People’s Congress (the “SCNPC”) or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that require our company or any of our subsidiaries to obtain regulatory approval from Chinese authorities before offering securities in the U.S. In other words, although the Company is currently not required to obtain permission from any of the PRC central or local government and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly; our ability to offer, or continue to offer, securities to investors would be potentially hindered and the value of our securities might significantly decline or be worthless, by existing or future laws and regulations relating to its business or industry or by intervene or interruption by PRC governmental authorities, if we or our subsidiaries (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, or (iv) any intervention or interruption by PRC governmental with little advance notice. See “Risk Factors - Risks Related to Doing Business in China” beginning on page 30 for a detailed description of various risks related to doing business in China and other information that should be considered before making a decision to purchase any of our securities.

Enforcement of Civil Liabilities

Currently all our directors and majority of senior executive officers either are physically reside in China for a significant portion of each year, and/or are PRC nationals. As a result, it may be difficult for you to effect service of process upon us or those persons inside mainland China. In addition, there is uncertainty as to whether the PRC courts would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of U.S. securities laws or those of any U.S. state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the U.S. may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct an investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

Products

We grow, produce and distribute Cyan brick tea, black tea and green tea in China through our wholly owned subsidiary Xianning Bozhuang.

We import and distribute beef products in China through our wholly owned subsidiary Shandong Yunchu.

We research, develop, manufacture and sell products of clean fuel, liquid wax, arene and biomass fuel through Jingshan Sanhe and we research, develop, manufacture and sell formaldehyde, urea formaldehyde adhesive, methylal, and clean fuel products through Jilin Chuangyuan.

We research, develop and manufacture skid-mounted refueling equipment, LNG cryogenic equipment and oil storage tank, and sells such products in China through our VIE, Anhui Ansheng.

Service

We provide a demand-side platform for online advertising which allows buyers of digital advertising inventory to manage multiple advertising exchange and data exchange through one interface. Our online advertising service is provided by Fast Approach.

Our Manufacturing Facilities

General

We currently manufacture our products and provide services in Meihekou City of Jilin Province, Jingshan City and Xianning City of Hubei Province, Qingdao City of Shandong Province, Xuancheng City of Anhui Province in China, and Toronto in Canada.

The following table indicates the year that operations commenced at each of the facilities and the size of the facilities.

Facility	Year Operations Commenced	Facility Size (square meters)
Xianning Bozhuang*	2013	33,333
Jingshan Sanhe**	2018	11,018
Jilin Chuangyuan***	2013	59,690
Anhui Ansheng****	2012	51,367

*	Became a VIE in May 2019 and a subsidiary in August 2021.

**	Became a subsidiary in September 2021.

***	Became a VIE in March 2021.

****	Became a VIE in July, 2021

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

The following table shows the number and types of production lines, the types of products produced and the production capacity as of the date of this report:

Facility	Production Lines	Product Portfolio	Capacity
Xianning Bozhuang	There are six production lines: the production line of cyan brick tea with traditional handicraft; the production line of cyan brick tea; the production line of teabag; the production line of green tea and the production line of black tea	Cyan brick tea, black tea and green tea	Production line with 5,020 tons of production capacity

Jingshan Sanhe	There are two production lines: the production line of ethanol fuel and the production line of fuel additive	Alcohol based clean fuel, liquid wax, arene and biomass fuel	Two production lines with a total production capacity of 300,000 tons/year for ethanol fuel, and 3000 tons/year for fuel additive

Jilin Chuangyuan	The company has two formaldehyde production lines, eight rubber production units, one methylal production line and one clean fuel oil production line	Formaldehyde, urea formaldehyde adhesive, methylal and clean fuel oil	Annual production capacity of 120,000 tons of formaldehyde, 100,000 tons of urea formaldehyde glue, 3,0000 tons of methylal and 20,000 tons of clean fuel oil

Anhui Ansheng	Cryogenic Liquid Storage Tank, Microbulk Solutions for IG –Pama, Medical oxygen integrated air supply station, Microbulk Solutions for LNG -Pama, Integrated LNG Supply Staion-AYS, Vaporizer for industrial gases and LNGL-CNG filling station, Container LNG filling station, Gas supply station design and installation		Provided more than 1,000 sets of IG and LNG equipment’s and installation services for customers

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

Shandong Yunchu carries out our beef products business. It mainly purchased frozen beef from six countries: Uruguay, Brazil, Chile, Argentina, Australia and New Zealand and 25 factories are involved. The top ten suppliers include: Marrig, Minerva S.A., G & K O’Connor Pty Ltd, Frigorifico matadero Pando ontilcor S.A., Las Moras, Frigorifico de Osorno S.A., Ersinal S.A. ecoparks S.A., lorsinal S.A., and Minerva S.A. The Company has established a stable long term cooperative relationship with these beef and mutton manufacturers. The stable supply provides competitive advantage for Company to procure various beef products with high quality and low price to meet the needs of domestic customers.

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

Jingshan Sanhe is one of the top ten private enterprises in the region of Jingshan with 12 patents, 17 sets of professional laboratory equipment and 2 advanced and complete production lines.

Anhui Ansheng was established in May 2012, with a registered capital of RMB 30 million and an area of approximately 100,000 square meters. It is equipped with advanced manufacturing and testing equipment, and has first-class R&D, manufacturing and management team in the industry. Anhui Ansheng has three business divisions: Insulation type explosion-proof skid-mounted refueling equipment business division, LNG cryogenic equipment business division and SF double deck oil storage tank business division. Anhui Ansheng has the national pressure vessel manufacturing certificate, pressure pipeline installation license, ASME U certificate and T certificate, national industrial production license, ISO9001 quality management system certificate, ISO14001 environmental management system certificate, QHSAS18001 occupational health and safety management system certificate, as well as UL certificate, etc. It’s Insulation type explosion-proof skid-mounted refueling equipment and SF double-layer buried type storage tank are the leading brands in the industry. Anhui Ansheng is China National Petroleum Corporation’s Top 5 supplier for SF double layer buried storage tanks. The production scale and market share of the Explosion-proof skid-mounted refueling equipment are both ranking No.1 in China and such product is a success in overseas markets as well.

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

Intellectual Property

Patents

The company vigorously implements scientific and technological innovation. Jingshan Sanhe obtains 12 practical patent certificates from the State Intellectual Property Office of the PRC, which includes a diesel exhaust cleaner and its preparation method, a kind of automobile exhaust cleaner and preparation method, a kind of filtering device for exhaust port of cleaning liquid production plant, a kind of automobile cleaner dispensing device, a kind of liquid dispensing equipment, a kind of mixing and stirring tank, a kind of cleaning brush for cleaning agent storage tank, a kind of reactor for producing auto cleaner, a kind of cleaning brush for cleaning agent mixing kettle, a kind of mixing tank, a cleaning tool for cleaning the reactor for detergent production and a kind of mixing and defoaming tank. The company will give full play to the advantages of independent intellectual property rights, continue to innovate, maintain the leading technology and enhance the core competitiveness of the company.

Anhui Ansheng obtains 1 invention patent and 23 utility patents from the State Intellectual Property Office of the PRC, which includes a LNG tank container with self-balancing lifting mechanism, a LNG tank type container type with intermediate moving positioning mechanism, a LNG tank container with new vehicle mounted support frame, a LNG tank type container type with integrated fixed frame, Self-drying gas station canopy, fuel dispenser, a constant temperature and pressure unloading device for gasification station, integrated mobile LNG gasification station, an integrated skid type LNG filling station, fuel dispenser with automatic coordination position, a LNG tank type container type with self-balancing lifting mechanism, an anti-breaking mechanism at the inlet and a outlet of pump pool in LNG integrated gas filling device.

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

Jingshan Sanhe owns a professional laboratory which includes 17 sets of professional experimental equipment operated by 6 high-end scientific research experts to ensure the high quality of raw materials and products.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report. Investment in our securities involves a high degree of risk. You should consider carefully all of the risks described on the Registration Statement on Form S-3 filed by the Company on September 17, 2021, and as subsequently amended, together with the other information contained in this report, before making a decision to invest in our units. If any of the events descripted in the risk factors occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our primary facilities, which are owned except where otherwise indicated, are as follows:

Facility	Location	Approximate Size (Square Meters)	Owned or Leased
Xianning Bozhuang *	Xianning City, Hubei Province, PRC	33,333	Land Use Rights Obtained
Jingshan Sanhe **	Jingshan City, Hubei Province, PRC	11,018	Leased
Jilin Chuangyuan ***	Meihekou City, Jilin Province, PRC	59,690	Land Use Rights Obtained
Anhui Ansheng***	Xuan City, Anhui Province, PRC	51,367	Land Use Rights Obtained
Shandong Yunchu****	Qingdao City, Shandong Province	178.16	Leased

*	Became a VIE in May 2019 and became a subsidiary in August 2021.

**	Became a subsidiary in September 2021.

***	Became a VIE in July 2021.

****	Become a subsidiary in December 2021

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

On December 9, 2021, the Company entered into a share exchange agreement with Shandong Yunchu and each of the original shareholders of Shandong Yunchu. Pursuant to the share exchange agreement, we issued an aggregate of 5,800,000 shares of common stock of the Company to the Sellers in exchange for the transfer of all of the equity interest of Shandong Yunchu.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are headquartered in Flushing, New York. After a series of acquisitions and dispositions in 2021 and 2020, our primary business, which is carried out by Shandong Yunchu, Jingshan Sanhe, Jilin Chuangyuan, Anhui Ansheng, Fast Approach Inc and Xianning Bozhuang, includes:

●	Tea product cultivation, packaging, and sales;

●	To sell high-grade synthetic fuel products;

●	To import beef products and sell such products in China;

●	To sell formaldehyde, urea-formaldehyde glue, methylal, and clean fuel oil;

●	To sell the barrier and explosion-proof skid-mounted refueling devices, SF double-layer buried oil storage tank;

●	Online advertising services;

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2021, begins on page F-1 of this annual report on Form 10-K.

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

Ms. Lili Hu has served as the Chief Financial Officer of the Company since June 2019. She has over ten years of accounting experiences. Ms. Hu has served as the financial director of Xianning Bozhuang Tea Products Co., Ltd., a wholly-owned subsidiary of the Company, since July 2018. From June 2016 to June 2018, Ms. Hu worked as an audit project manager with Hubei Puhua Lixin LLP, an audit firm in Hubei, China. From May 2014 to May 2016, Ms. Hu was a financial manager of Houfu Medical Device Co., Ltd., a medical device company in China. From January 2009 to December 2013, Ms. Hu served as the financial director of Hebei Rentian Gaopeng Mechanical Co., Ltd., a manufacturing company in China. From January 2006 to June 2008, Ms. Hu was the Chief Financial Officer of Hubei Hongfa Telecommunications Co., Ltd., a telecommunications company in China. Ms. Hu graduated from Hubei University of Science and Technology with a major in accounting. Ms. Hu is a Certified Public Accountant in China.

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

Stockholder Nominations for Director

Stockholders may propose candidates for board membership by writing to: Planet Green Holdings Corp., c/o Board of Director Office, 36-10 Union St. 2nd Floor, Flushing, NY, 11354. Any such proposal shall contain the name, holdings of our securities and contact information of the person making the nomination; the candidate’s name, address and other contact information; any direct or indirect holdings of our securities by the nominee; any information required to be disclosed about directors under applicable securities laws and/or stock exchange requirements; information regarding related party transactions with our company and/or the stockholder submitting the nomination; any actual or potential conflicts of interest; the nominee’s biographical data, current public and private company affiliations, employment history and qualifications and status as “independent” under applicable securities laws and stock exchange requirements. Nominees proposed by stockholders will receive the same consideration as other nominees.

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

Unless otherwise specified, the address of each of the persons set forth below is c/o Planet Green Holdings Corp., 36-10 Union St. 2nd Floor, Flushing, NY, 11354.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2) Financial Statement and Schedules

The financial statements contained in the “Audited Financial Statements” beginning on page F-1 of this annual report on Form 10-K.

(b) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of the registrant, as filed with the Nevada Secretary of State on June 15, 2009. Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.
3.2	Certificate of Amendment of the registrant, as filed with the Nevada Secretary of State on September 28, 2018. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 2, 2018.
3.3	Bylaws of the registrant. Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.
4.1*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1	Share Exchange Agreement, dated as of December 9, 2021, by and among Planet Green Holdings Corp., Shandong Yunchu Supply Chain Co., Ltd. and sellers named therein. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 10, 2021.
10.2	Lock-Up Agreement, dated as of December 9, 2021. Incorporated by reference to Exhibit.10.2 to the registrant’s current report on Form 8-K filed on December 10, 2021.
10.3	Non-Competition and Non-Solicitation Agreement, dated as of December 9, 2021. Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on December 10, 2021.
10.4	Share Purchase Agreement dated as of November 30, 2021, by and among Planet Green Holdings Corp, Jianyi (Xianning) Technologies Co., Ltd. and Yongsheng Chen. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 30, 2021.
10.5	Amended Consultation and Service Agreement dated as of November 30, 2021. Incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K on November 30, 2021.
10.6	Amended Business Cooperation Agreement dated as of November 30, 2021. Incorporated by reference to Exhibit 10.3 to registrant’s current report on Form 8-K on November 30, 2021.
10.7	Amended Equity Pledge Agreement dated as of November 30, 2021. Incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K on November 30, 2021.
10.8	Amended Equity Option Agreement dated as of November 30, 2021. Incorporated by reference to Exhibit 10.5 to registrant’s current report on Form 8-K on November 30, 2021.
10.9	Amended Voting Rights Proxy and Financial Supporting Agreement dated as of November 30, 2021. Incorporated by refence to Exhibit 10.6 to registrant’s current report on Form 8-K on November 30, 2021.
10.10	Share Exchange Agreement dated July 15, 2021, by and among Planet Green Holdings Corp., Jiayi Technologies, Anhui Ansheng Petrochemical Equipment Co., Ltd, and sellers named therein. Incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K on July 16, 2021.
10.11	Lock-up Agreement dated as of July 15, 2021, by and among Planet Green Holdings Corp. and sellers named therein. Incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K on July 16, 2021.
10.12	Non-competitive and Non-Solicitation Agreement dated as of July 15, 2021. Incorporated by reference to Exhibit 10.3 to registrant’s current report on Form 8-K on July 16, 2021.
10.13	Consultation and Service Agreement dated July 15, 2021. Incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K on July 16, 2021.
10.14	Business Cooperation Agreement dated July 15, 2021. Incorporated by reference to Exhibit 10.5 to registrant’s current report on Form 8-K on July 16, 2021.
10.15	Equity Pledge Agreement dated July 15, 2021. Incorporated by reference to Exhibit 10.6 to registrant’s current report on Form 8-K on July 16, 2021.
10.16	Equity Option Agreement dated July 15, 2021. Incorporated by reference to Exhibit 10.7 to registrant’s current report on Form 8-K on July 16, 2021.
10.17	Voting Rights Proxy and Financial Supporting Agreement dated July 15, 2021. Incorporated by reference to Exhibit 10.8 to registrant’s current report on Form 8-K on July 16, 2021.

Exhibit No.	Description
10.18	Securities Purchase Agreement dated April 26, 2021, by and among Planet Green Holdings Corp. and Purchasers name therein. Incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K on April 27, 2021.
10.19	Share Exchange Agreement dated March 9, 2021, by and among Planet Green Holdings Corp., Jiayi Technologies, Jilin Chuangyuan Chemical Co., Ltd., and sellers named therein. Incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K on March 10, 2021.
10.20	Lock-up Agreement dated as of March 9, 2021. Incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K on March 10, 2021.
10.21	Non-competitive and Non-Solicitation Agreement dated as of March 9, 2021. Incorporated by reference to Exhibit 10.3 to registrant’s current report on Form 8-K on March 10, 2021.
10.22	Consultation and Service Agreement dated March 9, 2021. Incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K on March 10, 2021.
10.23	Business Cooperation Agreement dated March 9, 2021. Incorporated by reference to Exhibit 10.5 to registrant’s current report on Form 8-K on March 10, 2021.
10.24	Equity Pledge Agreement dated March 9, 2021. Incorporated by reference to Exhibit 10.6 to registrant’s current report on Form 8-K on March 10, 2021.
10.25	Equity Option Agreement dated March 9, 2021. Incorporated by reference to Exhibit 10.7 to registrant’s current report on Form 8-K on March 10, 2021.
10.26	Voting Rights Proxy and Financial Supporting Agreement dated March 9, 2021. Incorporated by reference to Exhibit 10.8 to registrant’s current report on Form 8-K on March 10, 2021.
10.27	Securities Purchase Agreement dated January 26, 2021, by and among Planet Green Holdings Corp. and Purchasers named therein. Incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K on January 26, 2021.
14.1	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.
21.1**	List of subsidiaries of the registrant.
31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed
**	Filed herewith
***	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET GREEN HOLDINGS CORP.

Date: February 6, 2023	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bin Zhou	Chief Executive Officer and Chairman	February 6, 2023
Bin Zhou	(Principal Executive Officer)

/s/ Lili Hu	Chief Financial Officer and Director	February 6, 2023
Lili Hu	(Principal Financial Officer and Principal Accounting Officer)

/s/ Luojie Pu	Director	February 6, 2023
Luojie Pu

/s/ King Fai Leung	Director	February 6, 2023
King Fai Leung

/s/ Yang Cao	Director	February 6, 2023
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

On July 15, 2021, Planet Green Holdings Corporation (Nevada) issued an aggregate of 4,800,000 shares of common stock of the Company to the equity holders of Anhui Ansheng Petrochemical Equipment Co., Ltd for the transfer to 66% of the equity interest if Anhui Ansheng Petrochemical Equipment Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd.

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

On August 1, 2021, Jiayi Technologies (Xianning) Co., Ltd has terminated the VIE agreements with Xianning Bozhuang Tea Products Co., Ltd.

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

Enterprise-wide disclosure

The Company’s chief operating decision-makers (i.e. chief executive officer and her direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by business lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, the Company considers itself to be operating within one reportable segment.

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

4. Business Combination

Acquisition of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd

On January 4, 2021, Planet Green Holdings Corporation(Nevada) and its wholly-owned subsidiary Jiayi Technologies (Xianning) Co., Ltd., formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., entered into a series of VIE agreements with Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd and its equity holders to obtain control and become the primary beneficiary of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. The Company consolidated Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd’s accounts as its VIE. According to the VIE agreements, Planet Green Holdings Corporation (Nevada) issued an aggregate of 2,200,000 shares of common stock of the Company to the equity holders of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd in exchange for the transfer of 85% of the equity interest of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd.

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

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Shandong Yunchu Supply Chain Co., Ltd.:

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Shandong Yunchu Supply Chain Co., Ltd.:

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

The outstanding balance of $4,470,097 was due from Mr. Cai Xiaodong, the shareholder of the Anhui Ansheng Petrochemical Equipment Co., Ltd.;

The outstanding balance of $735,140 was due from Meihekou Chuangyuan Chemical Co. Ltd., which has the same legal representative as Jilin branch.

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

The outstanding balance of $313,691 as of December 31, 2021, was due to the senior managements of Jilin Chuangyuan Chemical Co., Ltd.;

The balance was advanced for working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

14. Goodwill

The changes in the carrying amount of goodwill are as follows:

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

24. Subsequent Events

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