Form 10-K/A
period 2021-12-31
Planet Green Holdings Corp.
filed 2023-03-09
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2

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

130-30 31st Ave, Suite 506
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

Under our corporate structure, our ability to pay dividends and to service any debt we may incur and pay our operating expenses principally depends on dividends paid by our PRC subsidiaries and VIEs. Cash is transferred through our organization in the manner as follows: (1) we may transfer funds to our WFOEs through our Hong Kong subsidiaries, Lucky Sky Planet Green Holdings Co., Limited (HK), and Bless Chemical Co., Ltd. (HK) by additional capital contributions or shareholder loans, as the case may be; (2) the VIEs may pay service fees to our PRC subsidiaries for services rendered by our PRC subsidiaries; (3) our PRC subsidiaries may pay service fees to the VIEs for services rendered by the VIEs; and (4) our PRC subsidiaries may make dividends or other distributions to the Planet Green. We do not have cash management policies dictating how funds are transferred throughout our organization. We may encounter difficulties in our ability to transfer cash between PRC subsidiaries and non-PRC subsidiaries largely due to various PRC laws and regulations imposed on foreign exchange. If we intend to distribute dividends to the Planet Green, our WFOEs will transfer the dividends to our Hong Kong subsidiaries in accordance with the laws and regulations of the PRC, and then our Hong Kong subsidiaries will transfer the dividends to the Planet Green, and the dividends can be distributed from the Planet Green to all shareholders respectively in proportion to the shares they hold, regardless of whether the shareholders are U.S. investors or investors in other countries or regions. However, there can be no assurance that the PRC government will not intervene or impose restrictions on the Company’s ability to transfer cash out of China. In 2021, our PRC subsidiaries did not receive any cash benefits from the VIEs for services rendered to the VIEs and their subsidiaries. As of December 31, 2021, the VIEs owns $6,901,203 to our WFOE. As of December 31, 2021, we were not subject to any actual foreign exchange restrictions. The foregoing cash flows include all distributions and transfers between Planet Green, our PRC subsidiaries and the VIEs as of the date of this annual report. As of the date of this annual report, none of our subsidiaries have ever issued any dividends or made other distributions to the Planet Green nor have Planet Green ever paid dividends or made other distributions to U.S. investors. We currently intend to retain all future earnings to finance the VIEs’ and our subsidiaries’ operations and to expand their business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Any limitation on the ability of our subsidiaries to distribute dividends to us or on the ability of the VIEs to make payments to us may restrict our ability to satisfy our liquidity requirements. To the extent cash or assets in the business is in the PRC or Hong Kong or in a PRC or Hong Kong entity, and may need to be used to fund operations outside of the PRC or Hong Kong, the funds and assets may not be available to fund operations or for other uses outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations by the government on our subsidiaries’ or the VIEs’ ability to transfer cash and assets.

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

Liabilities and Stockholders’ Equity
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

PLANET GREEN HOLDINGS CORP.

Date: March 9, 2023	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bin Zhou	Chief Executive Officer and Chairman	March 9, 2023
Bin Zhou	(Principal Executive Officer)

/s/ Lili Hu	Chief Financial Officer and Director	March 9, 2023
Lili Hu	(Principal Financial Officer and Principal Accounting Officer)

/s/ Luojie Pu	Director	March 9, 2023
Luojie Pu

/s/ King Fai Leung	Director	March 9, 2023
King Fai Leung

/s/ Yang Cao	Director	March 9, 2023
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

On July 15, through Jiayi Technologies (Xianning) Co., Ltd., formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd, the Company entered into exclusive VIE agreements (“VIE Agreements”) with Anhui Ansheng Petrochemical Equipment Co., Ltd, as well as their shareholders, which give the Company the ability to substantially influence those companies’ daily operations and financial affairs and appoint their senior executives. The Company is considered the primary beneficiary of these operating companies, and it consolidates their accounts as VIEs.

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