Form 10-K
period 2022-12-31
Planet Green Holdings Corp.
filed 2023-03-31
CIK 1117057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number: 001-34449

PLANET GREEN HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0430320
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

130-30 31st Ave, Suite 512
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant (using the NYSE American closing price of $0.79 as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $41.22 million.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (ordinary shares), as of the latest practicable date: As of March 31, 2023, there were 72,081,930 common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None.

i

PART I

Use of Certain Defined Terms

In this annual report on Form 10-K/A:

●	“Allinyson” refers to Allinyson Ltd., a company incorporated in the State of Colorado.

●	“Anhui Ansheng” refers to Anhui Ansheng Petrochemical Equipment Co., Ltd., a PRC limited liability company.

●	“Bless Chemical” refers to Bless Chemical Co., Ltd., a company incorporated in Hong Kong.

●	“China” and “PRC” refer to the People’s Republic of China including Hong Kong and Macau.

●	“Fast Approach” refers to Fast Approach Inc., a corporation incorporated under the laws of Canada.

●	“Hubei Bulaisi” or “WFOE” Refers to Hubei Bulaisi Technology Co., Ltd., a PRC limited liability company.

●	“Jiayi Technologies” or “WFOE” refers to Jiayi Technologies (Xianning) Co., Ltd., a PRC limited liability company and a wholly foreign-owned enterprise, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd.

●	“Jilin Chuangyuan” refers to Jilin Chuangyuan Chemical Co., Ltd., a PRC limited liability company.

●	“Jingshan Sanhe” refers to Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., a PRC limited liability company.

●	“Promising Prospect” refers to Promising Prospect HK Limited, a company incorporated in Hong Kong.

●	“Planet Green” refers to Planet Green Holdings Corp., a Nevada holding company.

●	“Promising Prospect BVI” refers to Promising Prospect Limited, formerly known as Planet Green Holdings Corporation, a British Virgin Islands company.

●	“RMB” refers to Renminbi, the legal currency of China.

●	“Shanghai Shuning” refers to Shanghai Shuning Advertising Co., Ltd., a PRC limited liability company.

●	“Shandong Yunchu” Refers to Shandong Yunchu Supply Chain Co., Ltd., PRC limited liability company.

●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

●	“VIE” refers to our variable interest entity Jilin Chuanyuan.

●	“We,” “us”, “our,” and the “Company” refer to Planet Green Holdings Corp., a Nevada corporation, and, except where the context requires otherwise, our wholly-owned subsidiaries and VIE.

●	“Xianning Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

●	“Shine Chemical” refers to Shine Chemical Co., Ltd., a company incorporated in British Virgin Islands.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and the Company assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS

Overview of Our Business

Planet Green Holdings Corp. (the “Planet Green”), headquartered in Flushing, NY, is not an operating company in the PRC but a Nevada holding company with its operations conducted through its subsidiaries in the PRC, U.S., Hong Kong and Canada (the “Subsidiaries”) and through contractual arrangements with its variable interest entity, Jilin Chuanyuan (the “VIE”), which is a company incorporated in the PRC. Planet Green is engaged in a number of diverse business activities, including consumer products, chemical products, and online advertising and mobile game. The VIE is consolidated for accounting purpose only and Planet Green does not own any equity interest in the VIE. Investors may never directly hold equity interests in the VIE. The VIE structure is used to provide investors with exposure to foreign investment in China-based companies where Chinese law prohibits or limits direct foreign investment in the operating companies. However, our contractual arrangements with the VIE are not equivalent of an investment in the VIE. Investors of our securities thus are not purchasing equity interest in the VIE and their subsidiaries in China but instead are purchasing equity interest in a Nevada holding company. Such VIE arrangement is not identical to owning such entities directly, and investors will own shares in a holding company with contracts with the VIE and will not have any equity ownership of such VIE itself. The VIE arrangement may not be as effective as direct ownership in providing us with control over the VIE. Direct ownership would allow us, for example, to directly or indirectly exercise our rights as a shareholder to effect changes in the boards of directors, which, in turn, could affect changes, subject to any applicable fiduciary obligations at the management level. However, under the VIE arrangement, as a legal matter, if the VIE or its shareholders fail to perform their respective obligations under the VIE arrangement, we may have to incur substantial costs and expend significant resources to enforce those arrangements and resort to litigation or arbitration and rely on legal remedies under PRC laws. These remedies may include seeking specific performance or injunctive relief and claiming damages, any of which may not be effective. In the event we are unable to enforce these VIE Agreements or we experience significant delays or other obstacles in the process of enforcing the VIE arrangement, we may lose control over the assets owned by the VIE.

Our corporate structure is subject to risks relating to our contractual arrangements with our VIE and its shareholders. Such contractual arrangements have not been tested in any of the PRC courts. There are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations, and rules relating to these contractual arrangements. If the PRC government finds these contractual arrangements non-compliant with the restrictions on direct foreign investment in the relevant industries, or if the relevant PRC laws, regulations, and rules or the interpretation thereof change in the future, we could be subject to severe penalties or be forced to relinquish our interests in the VIE or forfeit our rights under the contractual arrangements. We and investors face uncertainty about potential future actions by the PRC government, which could affect the enforceability of our contractual arrangements with our VIE and consequently, significantly affect the financial condition and results of operations of us. If we are unable to claim our right to control the assets of the VIE, our common stock may decline in value or become worthless. The PRC government could even disallow the VIE structure completely, which would likely result in a material adverse change in our operations and our common stock may significantly decline in value or become worthless.

Under our corporate structure, our ability to pay dividends and to service any debt we may incur and pay our operating expenses principally depends on dividends paid by our PRC subsidiaries and VIE. Cash is transferred through our organization in the manner as follows: (1) we may transfer funds to our WFOEs through our Hong Kong subsidiaries, Promising Prospect HK Limited, and Bless Chemical Co., Ltd. (HK) by additional capital contributions or shareholder loans, as the case may be; (2) the VIE may pay service fees to our PRC subsidiaries for services rendered by our PRC subsidiaries; (3) our PRC subsidiaries may pay service fees to the VIE for services rendered by the VIE; and (4) our PRC subsidiaries may make dividends or other distributions to the Planet Green. We do not have cash management policies dictating how funds are transferred throughout our organization. We may encounter difficulties in our ability to transfer cash between PRC subsidiaries and non-PRC subsidiaries largely due to various PRC laws and regulations imposed on foreign exchange. If we intend to distribute dividends to the Planet Green, our WFOEs will transfer the dividends to our Hong Kong subsidiaries in accordance with the laws and regulations of the PRC, and then our Hong Kong subsidiaries will transfer the dividends to the Planet Green, and the dividends can be distributed from the Planet Green to all shareholders respectively in proportion to the shares they hold, regardless of whether the shareholders are U.S. investors or investors in other countries or regions. However, there can be no assurance that the PRC government will not intervene or impose restrictions on the Company’s ability to transfer cash out of China. In 2022, our PRC subsidiaries did not receive any cash benefits from the VIE for services rendered to the VIE and its subsidiaries. As of December 31, 2022, the VIE owns $2,871,665 to our WFOE. As of December 31, 2022, we were not subject to any actual foreign exchange restrictions. The foregoing cash flows include all distributions and transfers between Planet Green, our PRC subsidiaries and the VIE as of the date of this annual report. As of the date of this annual report, none of our subsidiaries have ever issued any dividends or made other distributions to the Planet Green nor have Planet Green ever paid dividends or made other distributions to U.S. investors. We currently intend to retain all future earnings to finance the VIE’s and our subsidiaries’ operations and to expand their business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Any limitation on the ability of our subsidiaries to distribute dividends to us or on the ability of the VIE to make payments to us may restrict our ability to satisfy our liquidity requirements. To the extent cash or assets in the business is in the PRC or Hong Kong or in a PRC or Hong Kong entity, and may need to be used to fund operations outside of the PRC or Hong Kong, the funds and assets may not be available to fund operations or for other uses outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations by the government on our subsidiaries’ or the VIE’s ability to transfer cash and assets.

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

Because our operations are primarily located in the PRC and Hong Kong through our subsidiaries and VIE, we are subject to certain legal and operational risks associated with our operations in China and Hong Kong, including changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations may materially and adversely affect our business, financial condition and results of operations. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material change in our operations and the value of our common stock, or could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. We do not believe that our subsidiaries and VIE are directly subject to these regulatory actions or statements, as we have not implemented any monopolistic behavior and our business does not involve the collection of user data or implicate cybersecurity. As of the date of this annual report, no relevant laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”), Cyberspace Administration of China (the “CAC”) or any other PRC governmental authorities for our offering, nor has our Nevada holding company or any of our subsidiaries or our VIE received any inquiry, notice, warning or sanctions regarding our offering from the CSRC or any other PRC governmental authorities. However, since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange. The Standing Committee of the National People’s Congress, or the SCNPC, or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that requires our company or any of our subsidiaries to obtain regulatory approval from Chinese authorities before offering in the U.S. In other words, although the Company is currently not required to obtain permission from any of the PRC central or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly; our ability to offer, or continue to offer, securities to investors would be potentially hindered and the value of our securities might significantly decline or be worthless, by existing or future laws and regulations relating to its business or industry or by intervene or interruption by PRC governmental authorities, if we or our subsidiaries (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, or (iv) any intervention or interruption by PRC governmental with little advance notice.

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

In order to operate our business, in addition to the required regular business licenses, Jingshan Sanhe is required to obtain Permit for Hazardous Chemical Products, Jilin Chuangyuan is required to obtain Safe Production License, and Shandong Yunchu is required to obtain Permit for Food Products. As of the date of this annual report, our subsidiaries, WFOEs and VIE have received from PRC authorities all requisite licenses, permissions, and approvals needed to engage in the businesses currently conducted in the PRC, and no permission or approval has been denied.  However, we cannot assure you that any of these entities will be able to receive clearance of such compliance requirements in a timely manner, or at all in the future. Any failure of these entities to fully comply with such compliance requirements may cause our PRC subsidiaries or the PRC operating entities to be unable to begin their new businesses or operations in the PRC, subject them to fines, relevant new businesses or operations suspension for rectification, or other sanctions.

As advised by our PRC counsel, Hubei Kaicheng Law Offices, as of the date of this annual report, our subsidiaries, WFOEs and VIE, (i) are not required to obtain additional permissions or approvals to operate their current business, (ii) are not required to obtain permission from the CSRC, the CAC, or any other Chinese authorities to issue our securities to foreign investors based on PRC laws and regulations currently in effect, and (iii) have not received or were denied such permission by any Chinese authorities. However, we cannot assure you that the PRC regulatory agencies, including the CAC or the CSRC, would take the same view as we do, and there is no assurance that the VIE and its subsidiaries are always able to successfully update or renew the licenses or permits required for the relevant business in a timely manner or that these licenses or permits are sufficient to conduct all of their present or future business. If the VIE, WFOEs or any of its subsidiaries (i) does not receive or maintain required permissions or approvals, (ii) inadvertently concludes that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and the VIE or any of its subsidiaries is required to obtain such permissions or approvals in the future, it could be subject to fines, legal sanctions, or an order to suspend their relevant services, which may materially and adversely affect our financial condition and results of operations and cause our securities to significantly decline in value or become worthless.

In light of the recent statements and regulatory actions by the PRC government, such as those related to the use of variable interest entities, data security, and anti-monopoly concerns, Planet Green may be subject to the risks of uncertainty of any future actions of the PRC government in this regard, and if Chinese regulatory authorities disallow the VIE structure, that may result in a material change in our operations and/or value of our securities, including that the value of our securities to significantly decline or become worthless. Planet Green may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if it fails to comply with such rules and regulations, which could adversely affect the ability of Planet Green to continue to be listed for trading on NYSE American or another foreign exchange, which may cause the value of Planet Green’s securities to significantly decline or become worthless. The Holding Foreign Companies Accountable Act (the “HFCA Act”) and related regulations call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors and could add uncertainties to Planet Green’s offering that trading in Planet Green’s securities may be prohibited under the HFCA Act. Planet Green’s auditor, YCM CPA Inc., is headquartered in California and has been inspected by the Public Company Accounting Oversight Board (United States) (the “PCAOB”) on a regular basis. Our auditor is not included in the list of PCAOB Identified Firms of having been unable to be inspected or investigated completely by the PCAOB in the PCAOB Determination Report issued in December 2021. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. On December 29, 2022, the President signed the Consolidated Appropriations Act, 2023, which, among other things, amended the HFCAA to reduce the number of consecutive years an issuer can be identified as a Commission-Identified Issuer before the Commission must impose an initial trading prohibition on the issuer’s securities from three years to two years. Therefore, once an issuer is identified as a Commission-Identified Issuer for two consecutive years, the Commission is required under the HCFAA to prohibit the trading of the issuer’s securities on a national securities exchange and in the over-the-counter market. Although we believe that the HFCA Act and the related regulations do not currently affect us, we cannot assure you that there will not be any further implementations and interpretations of the Holding Foreign Companies Accountable Act or the related regulations, which might pose regulatory risks to and impose restrictions on us because of our operations in mainland China.

Planet Green is engaged in a number of diverse businesses, including consumer products, chemical products, advertising and mobile game.

Consumer Products Business

The Company’s consumer products business is conducted through two subsidiaries: Shandong Yunchu and Xianning Bozhuang.

Shandong Yunchu imports and distributes animal proteins, mainly beef products in Chinese market. It markets and transports the best beef products from the world’s major agricultural regions. Shandong Yunchu has the mature global purchasing network and has gained the trust and authority of many international brands with more than 7 years of development and accumulation. Beef products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and other food processors. Over the past few years, Yunchu develops into a professional integrated company, which can manage import, storage, whole sale, retail and distribution.

Xianning Bozhuang produces and distributes a variety of Chinese tea leaves broadly categories including Cyan brick tea, black tea and green tea in China.

Competition

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

Our food products compete with those of other food producers and processors and certain prepared food manufacturers. We seek to achieve a leading market position for our products via our principal marketing and competitive strategy, which includes:

●	identifying target markets for value-added products;

●	concentrating production, sales and marketing efforts to appeal to and enhance demand from those markets; and

●	utilizing our national distribution systems and customer support services.

Past efforts indicate customer demand can be increased and sustained through application of our marketing strategy, as supported by our distribution systems. The principal competitive elements are price, product safety and quality, brand identification, innovation, breadth and depth of product offerings, availability of products, customer service and credit terms.

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

Chemical Business

Jilin Chuangyuan is a leading chemical enterprise integrating R & D, production and sales. It is a large-scale enterprise in the production of formaldehyde and urea formaldehyde glue in Chinese northeast provinces and it is the only enterprise in Jilin province to produce and sell formaldehyde. The main products are sold to wood-based panel, chemical, pharmaceutical and construction enterprises in Jilin and Liaoning provinces. Jilin Chuangyuan has two formaldehyde production lines, eight rubber production units, one methylal production line and one clean fuel oil production line, which produces 270,000 tons of chemical products every year. Its products include mainly Industrial formaldehyde, E1 grade, E0 grade and UF resin for waterproof particleboard.

Jingshan Sanhe has four production lines on an 11,000-square-meter facility and capacities to complete manufacturing, labeling, and packaging. Jingshan Sanhe researches, manufactures and distributes ethanol fuel products in China.

Competition

The specialty chemical industry comprises a number of companies similar in size to the Jilin Chuangyuan, as well as companies larger and smaller than Jilin Chuangyuan. The Company cannot readily determine its precise competitive position in every industry it serves. However, the Company estimates it holds a leading regional position in the market for production of formaldehyde and urea formaldehyde glue in Chinese northeast provinces. Competition in the industry is based primarily on the ability to supply products that meet the needs of the customer and to a lesser extent, on price. Since its inception, the company has developed rapidly relying on advanced enterprise management and safe, effective, exclusive patented products and strong marketing strength. The production scale of formaldehyde is ranking top three among provinces in northeast China. The production scale of urea-formaldehyde glue attains the first place in China. Our enterprise comprehensive strength is considered first tier among all companies in northeast China.

There are many other companies operating in the renewable energy. Evolving consumer preferences, regulatory conditions, ongoing industry trends, and project economics have a strong effect on the competitive landscape. The clean energy markets are heavily fragmented. We believe we are in a strong position to compete for new project development and supply opportunities. Competition for such opportunities, however, including the prices being offered for fuel supply, affect the profitability of the opportunities we pursue, and may make opportunities unsuitable to pursue. Jingshan Sanhe is one of the top ten private enterprises in the region of Jingshan with 12 patents, 17 sets of professional laboratory equipment and 2 advanced and complete production lines.

The market for vehicle fuels is highly competitive. The biggest competition for alcohol-based high clean fuel used as a vehicle fuel is gasoline and diesel because most vehicles in our key markets are powered by these fuels. Many established businesses are in the market for alcohol-based high clean fuels and other alternatives for use as vehicle fuel, including alternative vehicle and alternative fuel companies, refuse collectors, industrial gas companies, truck stop and fuel station owners, fuel providers, utilities and their affiliates and other organizations.

If the alternative vehicle fuel market grows then the number and type of participants in this market and their level of capital and commitments to alternative vehicle fuel programs will increase. We compete for vehicle fuel users based on demand for the type of fuel, which may be affected by a variety of factors, including, among others, cost, supply, availability, quality, cleanliness, and safety of the fuel; cost, availability and reputation of vehicles and engines; convenience and accessibility of fueling stations; regulatory mandates and other requirements; and recognition of the brand. We believe we compare favorably with our competitors based on these factors; however, some of our competitors have substantially greater financial, marketing, and other resources than we have. As a result, these competitors may be able to respond more quickly to changes in customer preferences, legal requirements or other industry or regulatory trends; devote greater resources to the development, promotion and sale of their products; adopt more aggressive pricing policies, dedicate more effort to infrastructure and systems development in support of their business or product development activities; implement more robust or creative initiatives to advance consumer acceptance of their products; or exert more influence on the regulatory landscape that impacts the vehicle fuels market.

Advertising Business and Mobile Game Business

Fast Approach is a North America demand side platform that directly connects to Chinese market without middleman and is supported by world class data science researchers among some well-respected universities in North America. A demand-side platform is a system that allows buyers of digital advertising inventory to manage multiple ad exchange and data exchange through one interface. Fast Approach builds full audience scale model, extracts audience features, optimizes advertising campaign strategies.

Allinyson is an entrepreneurial game company which has the capacity to conduct independent research, development, and operations, aiming to create the most popular and world-class influential game products. The company adheres to the team building concept of "Small but Precise" and carries out the development and operation of game business with the core R&D and operation backbone. It has developed and operated several fun and relaxing games which ranked top in the Philippines in terms of downloads and users. Block Puzzle is the crown jewel among all the games with its top ranking in the overall APP ranking in the Philippines.

Competition

The Trade Desk is the largest, independent programmatic advertising DSP for digital media buyers in the world. The Trade Desk launched its programmatic ad buying platform in China, in 2019 facilitating access to Chinese media companies, such as Alibaba, Tencent and Baidu Exchange Services. The Trade Desk is the major competitor in north American.

  The market for mobile game is fragmental and competitive. We only provide limited number of mobile games which are recognized in Philippine mobile game market.

Raw Materials

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

Shandong Yunchu carries out our beef products business. It mainly purchased frozen beef from six countries: Uruguay, Brazil, Chile, Argentina, Australia and New Zealand and 25 factories are involved. The top ten suppliers include: Marrig, Minerva S.A., G & K O'Connor Pty Ltd, Frigorifico matadero Pando ontilcor S.A., Las Moras, Frigorifico de Osorno S.A., Ersinal S.A. ecoparks S.A., lorsinal S.A., and Minerva S.A. The Company has established a stable long term cooperative relationship with these beef and mutton manufacturers. The stable supply provides competitive advantage for Company to procure various various beef products with high quality and low price to meet the needs of domestic customers.

We select suppliers based on price and product quality. We typically rely on numerous domestic suppliers, including some with whom we have a long-term relationship. Our suppliers generally include wholesale agricultural product companies, food production companies, tea bag processing companies and chemical products wholesale company.

Our Customers

Our products are sold both in Chinese domestic market. Shandong Yunchu distributes beef products in China including several major beef products providers and distributors in China, such as: Henan Hengdu Food Co., Ltd, Shanxi Pingyao Beef Group, Shandong Delis Food Co., Ltd and Heilongjiang Binxi Group. When it comes to manufacturing and sales of synthetic fuel products, we do business through direct sales, constructing refuel facilities and conducting technical cooperation with other companies.

Our Sales and Marketing Efforts

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In 2022, our marketing and branding efforts mainly focus on internet advertising and long-term customers.

Organizational Structure

Planet Green was incorporated in Nevada on February 4, 1986 and effective on November 12, 2009, Planet Green reincorporated in Nevada from Delaware. Planet Green was formerly known as American Lorain Corporation.

The following diagram illustrates our corporate structure including our subsidiaries and our VIE.

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

On January 4, 2021, through Jiayi Technologies, the Company entered into a series of VIE agreements with Jingshan Sanhe as well as its shareholders, which gives the Company the ultimate control of Jingshan Sanhe and its shareholders, making it operate in accordance with the will of the Company. The Company is considered the primary beneficiary of Jingshan Sanhe and it consolidates its accounts as VIE. On September 10, 2021, as part of the internal restructure efforts to remove VIE arrangement, Hubei Bulaisi acquired 85% equity ownership of Jingshan Sanhe and Jiayi Technologies terminated the VIE agreements with Jingshan Sanhe on the same date.

On December 9, 2021, the Company and Jiayi Technologies, a subsidiary of the Company, entered into a Share Exchange Agreement with Shandong Yunchu and each of shareholders of Shandong Yunchu. Upon closing of the transaction, Jiayi Technologies acquired 100% equity ownership of Shandong Yunchu.

On April 8, 2022, the Company entered into a Share Purchase Agreement with Allinyson Ltd. and each of shareholders of Allinyson. Upon closing of the transaction, the Company acquired 100% equity ownership of Allinyson.

On September 14, 2022, the Company and Hubei Bulaisi, a subsidiary of the Company, entered into a Share Purchase Agreement with a shareholder of Jingshan Sanhe Luckysky acquiring the remaining 15% of the outstanding equity interests of Jingshan Sanhe Luckysky. Upon closing of the transaction, Hubei Bulaisi, acquired 100% equity ownership of Jingshan Sanhe Luckysky.

On December 16, 2022, Jiayi Technologies, a subsidiary of the Company, entered into a Termination Agreement with Anhui Ansheng and its shareholder to terminate all VIE arrangements with Anhui Ansheng. As a result of the completion of the transaction, the Company no longer consolidates Ansheng’s financial statements into the financial statements of the Company for accounting purpose.

VIE Arrangements

We currently have Jilin Chuangyuan as VIE under its corporate structure. The Company is considered the primary beneficiary of the VIE only for accounting purpose.

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

On December 16, 2022, Jiayi Technologies, a subsidiary of the Company, terminated the VIE agreements with Anhui Ansheng, a former VIE of Planet Green.

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

As discussed above, we operate a portion of business in China through the VIE and its subsidiaries, and rely on contractual arrangements among our WFOEs, the VIE, and their respective shareholders to exert influence on the business operations of the VIE. The VIE structure provides our business operations in China with contractual exposure to foreign investment. However, our contractual arrangements with the VIE are not equivalent of an investment in the VIE. Investors are purchasing equity securities of our ultimate Nevada holding company rather than purchasing equity securities of the VIE. Chinese regulatory authorities could disallow this structure, which would likely result in a material change in our and/or the VIE’s operations and/or a material change in the value of the securities we are registering for sale, including that it could cause the value of such securities to significantly decline or become worthless. If the PRC government deems that the contractual arrangements with the consolidated VIE domiciled in China do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change or are interpreted differently in the future, we, our subsidiaries and the VIE could be subject to severe penalties or be forced to relinquish their interests in those operations. It is uncertain whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. In addition, to the extent cash is located in the PRC or within a PRC domiciled entity and may need to be used to fund operations outside of the PRC, the funds may not be available due to limitations placed on us, our subsidiaries and the VIE by the PRC government. To the extent cash or assets in the business is in the PRC or Hong Kong or in a PRC or Hong Kong entity, and may need to be used to fund operations outside of the PRC or Hong Kong, the funds and assets may not be available to fund operations or for other uses outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations by the government on us, our subsidiaries’ or the VIE’s ability to transfer cash and assets.

Cash Flows through Our Organization:

Planet Green is a holding company with no material operations of its own. We currently conduct our operations through our subsidiaries including our WFOEs, the VIE and their respective subsidiaries. Cash is transferred through our organization in the manner as follows: (1) we may transfer funds to our WFOEs through our Hong Kong subsidiaries, Promising Prospect HK Limited, and Bless Chemical Co., Ltd. (HK) by additional capital contributions or shareholder loans, as the case may be; (2) the VIE may pay service fees to our PRC subsidiaries for services rendered by our PRC subsidiaries; (3) our PRC subsidiaries may pay service fees to the VIE for services rendered by the VIE; and (4) our PRC subsidiaries may make dividends or other distributions to Planet Green. We do not have cash management policies dictating how funds are transferred throughout our organization. We may encounter difficulties in our ability to transfer cash between PRC subsidiaries and non-PRC subsidiaries largely due to various PRC laws and regulations imposed on foreign exchange. If we intend to distribute dividends through Planet Green, our WFOEs will transfer the dividends to our Hong Kong subsidiaries in accordance with the laws and regulations of the PRC, and then our Hong Kong subsidiaries will transfer the dividends to the Planet Green, and the dividends will be distributed from the Planet Green to all shareholders respectively in proportion to the shares they hold, regardless of whether the shareholders are U.S. investors or investors in other countries or regions. There can be no assurance the PRC government will not intervene or impose restrictions on the Company’s ability to transfer cash out of China. In 2022 our PRC subsidiaries did not receive any cash benefits from the VIEs for services rendered to the VIEs and their subsidiaries. As of December 31, 2022, our VIE owned $2,871,665 to our WOEFs as loan. As of December 31, 2022, we were not subject to any actual foreign exchange restrictions.

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

Effects of PRC foreign exchange regulations on our ability to transfer assets within our organization

Current foreign exchange and other regulations in the PRC may restrict our PRC subsidiaries and VIE in their ability to transfer their net assets to Planet Green and its subsidiaries and to investors. The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under our current corporate structure, Planet Green as the holding company may rely on dividend payments from its subsidiaries to fund any cash and financing requirements Planet Green may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of the State Administration of Foreign Exchange (the “SAFE”) by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of our PRC subsidiaries in China may be used to pay dividends to Planet Green. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of our PRC subsidiaries and VIE to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi.

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

Recent Regulatory Development

As we conduct substantially all of our operations in China, we are subject to legal and operational risks associated with having substantially all of our operations in China, including changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations may materially and adversely affect our business, financial condition and results of operations. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material change in our operations and the value of our common stock or could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We have relied on the opinion of our PRC counsel, Hubei Kaicheng Law Office, that as of the date of this Annual Report, we are not directly subject to these regulatory actions or statements, as we have not implemented any monopolistic behavior and our business does not involve large-scale collection of user data, implicate cybersecurity, or involve any other type of restricted industry. As further advised by our PRC counsel, Hubei Kaicheng Law Office, as of the date of this Annual Report, no relevant laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”) or any other PRC governmental authorities for our overseas listing or securities offering plans, nor has our company or any of our subsidiaries received any inquiry, notice, warning or sanctions regarding our offering of securities from the CSRC or any other PRC governmental authorities. However, since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is highly uncertain what potential impact such modified or new laws and regulations will have on our daily business operations, or ability to accept foreign investments and list on a U.S. or other foreign exchange. The Standing Committee of the National People’s Congress (the “SCNPC”) or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that require our company or any of our subsidiaries to obtain regulatory approval from Chinese authorities before offering securities in the U.S. In other words, although the Company is currently not required to obtain permission from any of the PRC central or local government and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly; our ability to offer, or continue to offer, securities to investors would be potentially hindered and the value of our securities might significantly decline or be worthless, by existing or future laws and regulations relating to its business or industry or by intervene or interruption by PRC governmental authorities, if we or our subsidiaries (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, or (iv) any intervention or interruption by PRC governmental with little advance notice. See “Risk Factors - Risks Related to Doing Business in China” beginning on page 30 for a detailed description of various risks related to doing business in China and other information that should be considered before making a decision to purchase any of our securities.

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

Our Manufacturing Facilities

General

We currently manufacture our products and provide services in Meihekou City of Jilin Province, Jingshan City and Xianning City of Hubei Province, Qingdao City of Shandong Province, and Toronto in Canada.

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

Our Customers

Our products are sold both in Chinese domestic market.

As to our formaldehyde products, vehicles gasoline and diesel products, we are a leading regional chemical products provider in north-eastern China area, and we are the sole provider of formaldehyde in Jilin Province, China.

When it comes to manufacturing and sales of synthetic fuel products, we do business through direct sales, constructing refuel facilities and conducting technical cooperation with other companies.

Shandong Yunchu distributes beef products in China including several major beef products providers and distributors in China, such as Henan Hengdu Food Co., Ltd., Shanxi Pingyao Beef Group, Shandong Delis Food Co., Ltd. and Heilongjiang Binxi Group.

Our Sales and Marketing Efforts

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In 2022, our marketing and branding efforts mainly focus on internet advertising and long-term customers.

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

Our Employees

As of December 31, 2022, we had a total of 143 employees. Approximately 143 of our full-time employees are directly employed by our subsidiaries and VIE.

The following table sets forth the allocation of employees, both direct and leased, by job function.

Number of
Department	Employees
Production	88
Purchasing	2
Research and Development	4
Quality Control	8
Sales	12
Finance	7
Management	10
Administration	12
Total	143

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

Jingshan Sanhe owns a professional laboratory which includes 17 sets of professional experimental equipment operated by 4 high-end scientific research experts to ensure the high quality of raw materials and products.

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

The amount we spent on research and development activities during the years ended December 31, 2022 and 2021 was not a material portion of our total expenses for those years.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our primary facilities, which are owned except where otherwise indicated, are as follows:

Facility	Location	Approximate Size (Square Meters)	Owned or Leased
Xianning Bozhuang *	Xianning City, Hubei Province, PRC	33,333	Land Use Rights Obtained
Jingshan Sanhe **	Jingshan City, Hubei Province, PRC	11,018	Leased
Jilin Chuangyuan ***	Meihekou City, Jilin Province, PRC	59,690	Land Use Rights Obtained
Shandong Yunchu****	Qingdao City, Shandong Province	178.16	Leased

*	Became a VIE in May 2019 and became a subsidiary in August 2021.

**	Became a subsidiary in September 2021.

***	Became a VIE in July 2021.

****	Become a subsidiary in December 2021.

In the aggregate, we currently have land use rights to, or lease, 4 properties with approximately 104,219.16 square meters, consisting of manufacturing facilities and office buildings for future expansion. We believe our current facilities provide adequate capacity for our current and projected needs.

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

Approximate Number of Holders of Our Common Stock

As of March 31, 2023, there were 338 stockholders of record of our common stock. This does not include the holders whose shares are held in a depository trust in “street” name.

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

On December 9, 2021, the Company entered into a share exchange agreement with Shandong Yunchu and each of the original shareholders of Shandong Yunchu. Pursuant to the share exchange agreement, we issued an aggregate of 5,900,000 shares of common stock of the Company to the Sellers in exchange for the transfer of all of the equity interest of Shandong Yunchu.

On January 13, 2022, the Company entered into a securities purchase agreement, pursuant to which three individuals residing in the PRC agreed to purchase an aggregate of 7,000,000 shares of the Company’s common stock for an aggregate purchase price of $7,000,000, representing a purchase price of $1.00 per share. The transaction closed on January 14, 2022.

On April 8, 2022, the Company enterted into a share exchange agreement with Allinyson and each of the orginial shareholders of Allinyson. Pursuant to the share exchange agreement, we issued an aggregate of 7,500,000 shares of common stock of the Company to the Sellers in exchange for the transfer of all of the equity interest of Allinyson.

On May 19, 2022, the Company entered into a Securities Purchase Agreement with two investors residing in the People’s Republic of China, pursuant to which the purchasers agreed to invest an aggregate of $4,100,000 in the Company in exchange for an aggregate of 10,000,000 shares of the Company’s common stock, representing a purchase price of $0.41 per share. The transaction closed on May 27, 2022.

On July 15, 2022, the Company enerted into a share exchange agreement with Xiangtian Energy and the the shareholder of Xiantian Energy. Pursuant to the Share Exchange Agreement, in exchange for the acquisition of the 30% equity interest of Xiangtian Energy, the Company issued an aggregate of 12,000,000 shares of common stock, par value $0.001 per share, of the Company to the Seller.

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any shares under our equity compensation plan in the fiscal year of 2022.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are headquartered in Flushing, New York City. After a series of acquisitions and dispositions in 2022 and 2021, our primary business, which is carried out by Shandong Yunchu, Jingshan Sanhe, Jilin Chuangyuan, Fast Approach Inc. and Xianning Bozhuang, is:

●	Tea products cultivation, packaging, and sales;

●	To sell high-grade synthetic fuel products

●	To distribute beef and mutton products.

●	To sell formaldehyde, urea-formaldehyde glue, methylal, and clean fuel oil

●	Online advertising services and mobile games;

Results of Operations

The following discussion should be read in conjunction with the company’s audited consolidated financial statement for the years ended December 31, 2022, and 2021 and related notes to that.

	Twelve months ended		Increase /	Increase /
	December 31,		Decrease	Decrease
(In Thousands of USD)	2022	2021	($)	(%)
Net revenues	44,757	37,768	6,989	19
Cost of revenues	40,405	33,922	6,483	19
Gross profit	4,352	3,846	506	13
Operating expenses:
Selling and marketing expenses	2,167	2,053	114	6
General and administrative expenses	7,056	7,221	(165)	(2)
Research & Developing expenses	403	808	(406)	(50)
Operating loss	(5,273)	(6,236)	963	(15)
Interest expense	(624)	(645)	21	(3)
Other income	1,099	210	889	423
Impairment of goodwill	(10,386)	(3,263)	(7,122)	218
Loss before tax	(15,184)	(9,934)	(5,250)	53
Income tax expense	(1,475)	(56)	(1,419)	2513
loss from continuing operations	(16,660)	(9,990)	(6,670)	67
Net loss from discontinuing operations	(9,192)	-	(9,192)	N/A
Net loss	(25,851)	(9,990)	(15,861)	159

Net Revenues. Our net revenues for the twelve months ended December 31, 2022 amounted to $44.76 million, which represents an increase of approximately $6.99 million, or 19%, from $37.77 million for the twelve months ended December 31, 2021. This increase was attributable to the acquisition of certain subsidiaries and VIE in 2022.

Cost of Revenues. During the twelve months ended December 31, 2022, we experienced an increase in cost of revenue of $6.48 million or 19%, in comparison to the twelve months ended December 31, 2021, from approximately $33.92 million to $40.41 million. This increase was mainly due to the acquisition of certain subsidiaries and VIE in 2022.

Gross Profit. Our gross profit increased by $0.51 million, or 13% to $4.35 million for the twelve months ended December 31, 2022 from $3.85 million for the twelve months ended December 31, 2021. This increase was mainly due to the aforementioned reasons, attributable to the acquisition of certain subsidiaries and VIEs in 2022.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $112,000, or 5%, to $2.17 million for the twelve months ended December 31, 2022 from $2.05 million for the twelve months ended December 31, 2021. The selling and marketing expenses mainly come from transportation and storage cost of $0.72 million; the sales staff salaries cost of $0.36 million and selling commission of $0.43 million.

General and Administrative Expenses. We experienced a slight decrease in general and administrative expense of $181,000 from $7.22 million to approximately $7.01 million for the twelve months ended December 31, 2022, compared to the twelve months ended December 31, 2021. This cost decrease was mainly due to the decline in third party service fees. The General and Administrative Expenses mainly come from third party service fees of $1.96 million; administrative staff salary costs of $1.60 million and depreciation; amortization expense of $0.81 million and other daily sporadic management costs.

Net Loss

Our net loss increased by $15.86 million, or 159%, to a net loss of $25.85 million for the twelve months ended December 31, 2022 from $9.99 million in net loss for the twelve months ended December 31, 2021. This increase was mainly due to losses of disposal of the subsidiary, Anhui Ansheng Petrochemical Equipment Co., Ltd., impairment of goodwill and our effort to expand our business.

Going Concern and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and operating and capital expenditure commitments. Our liquidity needs meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period in the fiscal year 2022, our primary sources of financing have been cash generated from operations and private placements.

As of December 31, 2022, we had cash and cash equivalents (including restricted cash) of $93,500 compared to $1.13 million as of December 31, 2021. The debt to assets ratio was 33.16% and 40.41% as of December 31, 2022 and December 31, 2021, respectively. We expect to continue to finance our operations and working capital needs in 2022 from cash generated from operations and, if needed, private financings. Suppose available liquidity is insufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the years ended December 31
(In thousands of U.S. dollars)	2022	2021
Net cash flows used in operating activities	(9,012)	(519)
Net cash flows used in investing activities	(3,854)	(11,814)
Net cash flows provided by financing activities	10,841	8,932

Operating Activities

Net cash used in operating activities from operations was approximately $9.01 million and $0.52 million for the year ended December 31, 2022, and 2021. Net Cash decrease in operating activities for the year ended December 31, 2022, was mainly comprised of non-cash effects of depreciation and amortization expense of approximately $1.48 million, impairment of inventories of approximately $0.2 million, impairment of goodwill of about $10.38 million, loss on disposal of subsidiaries of approximately $9.57 million and the decrease of account receivable of approximately $0.66 million, the reduction in accounts payable of about $0.36 million and the decrease in other payables and accrued liabilities of about $2.97 million.

Investing Activities

Net cash used in investing activities for the twelve months ended December 31, 2022 was $3.85 million, representing a decrease of $7.96million in net cash used in investing activities from $11.8 million for the same period of 2021. Cash used in investing activities for the year ended December 31, 2022 was mainly comprised of the partial investment payments of approximately $4.1 million that we made in relation to the Xiangtian Energy Co., Ltd.

Financing Activities

Net cash provided by financing activities for the twelve months ended December 31, 2022, was $10.84 million, representing an increase of $1.91 million in net cash provided by financing activities from $8.93 million for the same period of 2021. This is mainly due to the proceeds from the issuance of common stock.

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

As of December 31, 2022, there were no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2022, begins on page F-1 of this annual report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of December 31, 2022, our internal controls over financial reporting were not effective.

The material weakness and significant deficiency identified by our management as of December 31, 2022, relates to the ability of the Company to record transactions and provide disclosures in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

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

Changes in Internal Controls over Financial Reporting

Other than as described above, during the fiscal year ended December 31, 2022, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this annual report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following table sets forth the name, age and position of each of our current directors and officers.

Name	Age	Position
Bin Zhou	33	Chairman and Chief Executive Officer
Lili Hu	45	Chief Financial Officer
Luojie Pu	35	Director
King Fai Leung	50	Director
Yang Cao	30	Director

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

Ms. Luojie Pu has served as a director of the Company since August 2022. Ms. Pu has served as the vice general manager of Jinan Hehui financial software service Co., Ltd. since April 2018. From October 2013 to March 2018, Ms. Pu served as an associate marketing director for Jinan Hengxin Weiye Telecommunication Equipment Co., Ltd. Ms. Pu received her bachelor’s degree in finance from Shandong University in July 2013. We believe Ms. Pu is well qualified to serve on the Board because of her extensive finance and management experience.

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

Ms. Yang Cao has served as a director of the Company since March 2020. She has been practicing commercial law as an attorney with Hubei Zhonghe Law Office. Prior to that, she served as a legal counsel to Xianning High-Tech Industrial Zone, a municipal government authority providing infrastructure and resources to high-tech companies, from November 2016 to November 2019. From October 2015 to November 2016, Ms. Cao worked as a compliance officer at Qingdao Inter-Credit Group Wuhan Branch, a business consulting company. Ms. Cao received her LL.B. degree from Hankou College and an LL.M. degree from Central China Normal University

There are no arrangements or understandings between any of our directors, officers and any other person pursuant to which any director was selected to serve as a director or officers of our company. Directors are elected until their successors are duly elected and qualified. Our executive officers are appointed by our Board and serve at their discretion. There are no family relationships among our directors or officers.

Board of Directors

Our Board met on twelve occasions during fiscal year 2022. Each of the members of our Board attended more than 75% of the total number of meetings held by our Board and the committees on which each director served during fiscal year 2022.

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

King Fai Leung, Yang Cao and Luojie Pu, all of whom are independent directors under SEC rules and the rules of NYSE American, are currently serving as members of the Audit Committee. Mr. Leung is the chairman of the Audit Committee and is our audit committee financial expert.

The Audit Committee has adopted a written charter, a copy of which is available on our website at www.planetgreenholdings.com, and a printed copy of which is available to any stockholder requesting a copy by writing to: Planet Green Holdings Corp., c/o Board of Director Office, 130-30 31st Ave, Suite 512, Flushing, NY, 11354. During the fiscal year ended December 31, 2022, our Audit Committee held four meetings.

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

The current members of the Compensation Committee are Luojie Pu, King Fai Leung and Yang Cao. Ms. Pu is the chairman of the Compensation Committee. All current members of the Compensation Committee are independent directors, and all past members were independent directors at all times during their service on such Committee. None of the past or present members of our Compensation Committee are present or past employees or officers of the Company or any of our subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K. None of our executive officers serves on the Board of Directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or Compensation Committee.

The Compensation Committee may not delegate its responsibilities to another committee, individual director or member of management.

The Compensation Committee meets on an annual basis and holds special meetings as needed. The Compensation Committee meetings may be called by the Committee chairman, the Chairman of the Board of Directors or a majority of Committee members. The Chief Executive Officer and Chief Financial Officer also provide recommendations to the Compensation Committee relating to compensation of other executive officers. The Compensation Committee held one meeting in fiscal year 2022.

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

The current members of the Nominating and Corporate Governance are Yang Cao, Luojie Pu and King Fai Leung. Ms. Cao is the chairman of the Nominating and Corporate Governance Committee. During the fiscal year 2022, our Nominating and Corporate Governance Committee held one meeting.

Stockholder Nominations for Director

Stockholders may propose candidates for board membership by writing to: Planet Green Holdings Corp., c/o Board of Director Office, 130-30 31st Ave, Suite 512, Flushing, NY, 11354. Any such proposal shall contain the name, holdings of our securities and contact information of the person making the nomination; the candidate’s name, address and other contact information; any direct or indirect holdings of our securities by the nominee; any information required to be disclosed about directors under applicable securities laws and/or stock exchange requirements; information regarding related party transactions with our company and/or the stockholder submitting the nomination; any actual or potential conflicts of interest; the nominee’s biographical data, current public and private company affiliations, employment history and qualifications and status as “independent” under applicable securities laws and stock exchange requirements. Nominees proposed by stockholders will receive the same consideration as other nominees.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the Board of Directors or compensation committee of any entity that has one or more officers serving on our Board of Directors.

Code of Ethics

Our Board adopted a Code of Ethics that applies to all of our directors, executive officers, including our principal executive officer, principal financial officer and principal accounting officer, and employees. The Code of Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. The Code of Ethics is available on our website at http://www.planetgreenholdings.com, and a copy of the Code of Ethics is available to any stockholder requesting a copy by writing to: Planet Green Holdings Corp., c/o Board of Director Office, 130-30 31st Ave, Suite 512, Flushing, NY, 11354. We intend to disclose on our website, in accordance with all applicable laws and regulations, amendments to, or waivers from, our Code of Ethics.

Legal Proceedings

To the Company’s knowledge, there are no material proceedings to which any of our directors and officers or affiliates of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the fiscal years ended December 31, 2021 and 2022 for services provided to us and our subsidiaries and VIEs. None of our current executive officers earned compensation that exceeded $100,000 during the fiscal years ended December 31, 2021 or 2022.

Name and				Stock	Option	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Bin Zhou,	2022	$96,000	$-	$-	$-	$-	$96,000
Chairman, Chief Executive Officer and Director	2021	$96,000	$-	$-	$-	$-	$96,000
			-	-	-	-
Lili Hu,	2022	$84,000	$-	$-	$-	$-	$84,000
Chief Financial Officer Director	2021	$84,000	$-	$-	$-	$-	$84,000
			-	-	-	-
Luojie Pu,	2022	$8,000	$-	$-	$-	$-	$8,000
Director	2021	$-	$-	$-	$-	$-	$-

King Fai Leung,	2022	$21,600	$-	$-	$-	$-	$21,600
Director	2021	$21,600	$-	$-	$-	$-	$21,600

Yang Cao,	2022	$24,000	$-	$-	$-	$-	$24,000
Director	2021	$24,000	$-	$-	$-	$-	$24,000

In October 2020, the Board appointed Bin Zhou as a member of the Board and the Chief Executive Officer. Pursuant to the employment agreement with Mr. Zhou dated October 25, 2022, we are obligated to pay Mr. Zhou a compensation of $96,000 per year.

In June 2020, the Board appointed Lili Hu to serve as the Chief Financial Officer. Pursuant to the employment agreement dated June 24, 2022 with Ms. Hu, we are obligated to pay Ms. Hu a compensation of $84,000 per year.

In August 2022, the Board appointed Luojie Pu to serve as the Director. Pursuant to the employment agreement with Ms. Pu, we are obligated to pay Ms. Pu a compensation of $24,000 per year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2023 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Except as otherwise indicated, the persons listed below have advised us that they have direct sole voting and investment power with respect to the shares listed as owned by them.

Unless otherwise specified, the address of each of the persons set forth below is c/o Planet Green Holdings Corp., 130-30 31st Ave, Suite 512, Flushing, NY 11354.

In the table below, percentage ownership is based on 72,081,930 shares of our common stock outstanding as of March 10, 2023.

Name and title of beneficial owner	Amount and nature of beneficial ownership	Percent of class
5% or Greater Stockholders

Hubei Yunhong Trading Co., Ltd.	5,000,000	6.93%
Hideharu Kaneko	4,000,000	5.54%
Xiangtian (Shenzhen) Aerodynamic Electricity Ltd.	12,000,000	16.64%

Executive Officers, Directors and Director Nominees

Bin Zhou, Chairman, Chief Executive Officer and Director	14,942,000	20.72%
Lili Hu, Chief Financial Officer	-	-
Luojie Pu, Director	-	-
King Fai Leung, Director	-	-
Yang Cao, Director	-	-
All executive officers, directors and director nominees as a group (seven individuals)	14,942,000	20.72%

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

Director Independence

NYSE American listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Luojie Pu, King Fai Leung, Yang Cao are “independent directors” as defined in the NYSE American listing standards and applicable SEC rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

WWC, P.C. is the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2021 and the accounting fees such period were $665,000 Such fees related to audit services provided by WWC, P.C., No audit-related or tax services were provided by WWC, P.C. during such periods. YCM CPA Inc. is the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2022 and the accounting fees such period were $100,000. Such fees related to audit services provided by YCM CPA Inc., No audit-related or tax services were provided by YCM CPA Inc. during such periods..

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2) Financial Statement and Schedules

The financial statements contained in the “Audited Financial Statements” beginning on page F-1 of this annual report on Form 10-K.

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the registrant, as filed with the Nevada Secretary of State on June 15, 2009. Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.
3.2	Certificate of Amendment of the registrant, as filed with the Nevada Secretary of State on September 28, 2018. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 2, 2018.
3.3	Bylaws of the registrant. Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.
4.1*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1	Securities Purchase Agreement, dated as of January 13, 2022, by and among Planet Green Holdings Corp. and investors named therein. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 14, 2022.
10.2	Share Purchase Agreement, dated February 11, 2022, by and among Planet Green Holdings Corp., Jiayi Technologies (Xianning) Co., Ltd. and Xiaodong Cai. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 14, 2022.
10.3	Amended Consultation and Service Agreement dated as of February 11, 2022. Incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K on February 14, 2022.
10.4	Amended Business Cooperation Agreement dated as of February 11, 2022. Incorporated by reference to Exhibit 10.3 to registrant’s current report on Form 8-K on February 14, 2022.
10.5	Amended Equity Pledge Agreement dated as of February 11, 2022. Incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K on February 14, 2022.
10.6	Amended Equity Option Agreement dated as of February 11, 2022. Incorporated by reference to Exhibit 10.5 to registrant’s current report on Form 8-K on February 14, 2022.
10.7	Amended Voting Right Proxy and Financial Supporting Agreement dated as of February 11, 2022. Incorporated by reference to Exhibit 10.6 to registrant’s current report on Form 8-K on February 14, 2022.
10.8	Share Exchange Agreement dated as of April 8, 2022, by and among Planet Green Holdings Corp., Allinyson Ltd., and its shareholder named therein. Incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K on April 11, 2022.
10.9	Lock-up Agreement dated April 8, 2022. Incorporated by Incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K on April 11, 2022.
10.10	Non-competition and non-solicitation Agreement dated April 8, 2022. Incorporated by Incorporated by reference to Exhibit 10.3 to registrant’s current report on Form 8-K on April 11, 2022.
10.11	Securities Purchase Agreement dated May 19, 2022. Incorporated by Incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K on May 20, 2022.
10.12	Share Exchange Agreement date July 15, 2022. Incorporated by Incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K on July 18, 2022.
10.13	Share Purchase Agreement dated August 8, 2022. Incorporated by Incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K on August 9, 2022.
10.14	Amended Consultation and Service Agreement dated August 8, 2022. Incorporated by Incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K on August 9, 2022.
10.15	Amended Business Cooperation Agreement dated August 8, 2022. Incorporated by Incorporated by reference to Exhibit 10.3 to registrant’s current report on Form 8-K on August 9, 2022.
10.17	Amended Equity Pledge Agreement dated August 8, 2022. Incorporated by Incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K on August 9, 2022.

Exhibit No.	Description
10.18	Amended Equity Option Agreement dated August 8, 2022. Incorporated by Incorporated by reference to Exhibit 10.5 to registrant’s current report on Form 8-K on August 9, 2022.
10.19	Amended Voting Right Proxy and Financial Supporting Agreement. Incorporated by Incorporated by reference to Exhibit 10.6 to registrant’s current report on Form 8-K on August 9, 2022.
10.20	Share Purchase Agreement dated September 14, 2022. Incorporated by Incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K on September 19, 2022.
10.21	Termination Agreement dated December 16, 2022. Incorporated by Incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K on December 16, 2022.
14.1	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.
21.1*	List of subsidiaries of the registrant.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET GREEN HOLDINGS CORP.

Date: March 31, 2023	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bin Zhou	Chief Executive Officer and Chairman	March 31, 2023
Bin Zhou	(Principal Executive Officer)

/s/ Lili Hu	Chief Financial Officer and Director	March 31, 2023
Lili Hu	(Principal Financial Officer and Principal Accounting Officer)

/s/ Luojie Pu	Director	March 31, 2023
Luojie Pu

/s/ King Fai Leung	Director	March 31, 2023
King Fai Leung

/s/ Yang Cao	Director	March 31, 2023
Yang Cao

PLANET GREEN HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the stockholders of

Planet Green Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Planet Green Holdings Corp.and subsidiaries (collectively, the “Company”) as of December 31, 2022, and the related consolidated statement of operations and comprehensive income, changes in shareholder’s equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company records an accumulated deficit as of December 31, 2022, and the Company currently has a working capital deficit, continued net losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Impairment of goodwill - evaluation of the carrying value of goodwill

Description of the matter

Refer to Note 2 and Note 16 to the consolidated financial statements, the Company performs a goodwill impairment test on an annual basis or whenever events or changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The discount rate applied to projected cash flows is an important element used by the Company in determining the fair value of the reporting unit and the amount of goodwill impairment losses. In the year of 2022, the Company performed an annual goodwill impairment test in response to the decline in current market conditions because of the persistent operating losses. The goodwill was determined to be impaired, and impairment losses of $10.39 million was recorded.

How we addressed the matter in our audit

We identified the evaluation of the discount rate applied to projected cash flows used in the assessment of the carrying value of goodwill for the reporting entity, for which such assumptions are used by the Company in the determination of goodwill impairment losses, as a critical audit matter. Specifically, the evaluation of these assumptions required the application of subjective auditor judgment because changes to these assumptions may have a substantial impact on the determination of fair value of the reporting unit. We gathered data and evidence to perform sensitivity analyses to determine the significance of the assumptions used to determine the fair value of the reporting unit, which required a higher degree of auditor judgment. We tested management’s assumptions by evaluating the impact of adjusting the revenue growth assumptions over intervals deemed reasonable and recalculating the prior year’s goodwill impairment calculations using the Company’s actual 2022 revenues.

Addressing the matter involved evaluating the Company’s assessment of the value of the reporting unit under the discounted cash flow method. We gathered data and evidence, performed independent analysis, and exercised professional judgment during our evaluation process.

/s/ YCM CPA, Inc.

We have served as the Company’s auditor since 2022.

PCAOB ID 6781

Irvine, California

March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Planet Green Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Planet Green Holdings Corp. and its subsidiaries (the Company) as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since 2007

San Mateo, California

March 30, 2022

Planet Green Holdings Corp.

Consolidated Balance Sheets

As of December 31, 2022 and 2021

(Stated in US Dollars)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$93,487	$750,658
Restricted cash	-	380,750
Accounts receivable, net	2,996,638	3,819,073
Inventories	4,153,680	7,816,432
Advances to suppliers	5,417,449	5,681,083
Other receivables	413,315	1,185,136
Other receivables-related parties	180,578	7,670,434
Prepaid expenses	579,826	-
Total current assets	13,834,973	27,303,566

Non-current assets
Plant and equipment, net	22,569,125	20,485,449
Intangible assets, net	3,070,172	4,199,651
Construction in progress, net	33,260	2,475,874
Prepayment investments	-	705,805
Long-term investments	16,488,157	3,136,910
Investment in real estates	-	7,770,943
Deferred tax assets	-	1,172,050
Goodwill	4,724,699	18,180,532
Right-of-use assets	-	584,802
Total non-current assets	46,885,413	58,712,016

Total assets	$60,720,386	$86,015,582

Liabilities and Stockholders’Equity
Current liabilities
Loans-current	3,589,582	6,822,054
Accounts payable	3,528,057	6,237,810
Advance from customers	2,624,070	6,190,091
Taxes payable	1,083,493	787,593
Other payables and accrued liabilities	4,412,833	8,635,189
Other payables-related parties	4,282,841	5,196,227
Lease liabilities-current portion	-	436,191
Deferred income	52,088	73,732
Total current liabilities	19,572,964	34,378,887

Non-current liabilities
other long-term liabilities	273,757	-
Loans-noncurrent	287,167	380,345
Total non-current liabilities	560,924	380,345

Total liabilities	$20,133,888	$34,759,232

Stockholders’ equity
Preferred stock: $0.001 par value, 5,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock: $0.001 par value, 200,000,000 shares authorized; 72,081,930 and 35,581,930 shares
Issued and outstanding as of December 31, 2022 and 2021	72,082	35,582
Additional paid-in capital	155,702,975	133,232,224
Accumulated deficit	(119,880,801)	(94,072,383)
Accumulated other comprehensive income	4,692,242	7,711,057
Non-controlling interests	-	4,349,870

Total stockholders’ equity	$40,586,498	$51,256,350

Total liabilities and stockholders’ equity	$60,720,386	$86,015,582

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Years Ended December 31, 2022 and 2021

(Stated in US Dollars)

	For the Years Ended December 31,
	2022	2021
Net revenues	$44,756,826	$37,767,964
Cost of revenues	40,404,996	33,921,709
Gross profit	4,351,830	3,846,255

Operating expenses:
Selling and marketing expenses	2,167,036	2,053,452
General and administrative expenses	7,055,512	7,220,769
Research & Developing expenses	402,729	808,383
Total operating expenses	9,625,277	10,082,604

Operating (loss) income	(5,273,447)	(6,236,349)

Other (expenses) income
Interest income	9,390	1,455
Interest expenses	(633,787)	(646,572)
Other income	1,207,603	300,885
Other expenses	(108,364)	(90,646)
Share of losses from equity method investments	(83,508)	-
Impairment of goodwill	(10,385,862)	(3,263,424)
Total other (expenses) income	(9,994,528)	(3,698,302)

(Loss) income before income taxes	(15,267,975)	(9,934,651)

Income tax expenses	(1,475,169)	(56,450)

Loss from continuing operations	(16,743,144)	(9,991,101)

Discontinued operations:
(Loss) income from discontinued operations	(9,191,791)	-

Net (loss) income	(25,934,935)	(9,991,101)

Less:Net (loss) income attributable to non-controlling interest from continued operations	(153,018)	(250,616)
Less:Net (loss) income attributable to non-controlling interest from discontinued operations	26,501	-

Net (loss) income attributable to common shareholders	$(25,808,418)	$(9,740,485)

Net (loss) income	(25,934,935)	(9,991,101)

Foreign currency translation adjustment	(3,018,815)	761,962

Total comprehensive (loss) income	(28,953,750)	(9,229,139)

Less:Comprehensive (loss) income attribute to non-controlling interest	-	(227,548)
Comprehensive (loss) income attribute to common share holders	$(28,953,750)	$(9,001,591)

(Loss) earnings per common share - basic and diluted
Continuing operations	$(0.28)	$(0.40)
Discontinued operations	$(0.15)	$-
Common shareholders	$(0.43)	$(0.39)

Basic and diluted weighted average shares outstanding	59,502,478	24,778,588

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

for the Years Ended December 31, 2022 and 2021

(Stated in US Dollars)

					Accumulated
			Additional		Other	Non-
	Number of	Common	Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Deficit	Income	Interests	Total
Balance, January 1, 2021	11,809,930	$11,810	$95,659,360	$(84,331,897)	$6,972,163	$-	$18,311,436
Net (loss) income	-	-	-	(9,740,486)	-	(250,616)	(9,991,102)
Issuance of shares for acquisition	16,200,000	16,200	22,681,227	-	-	-	22,697,427
Issuance of common stock for cash	6,700,000	6,700	13,732,749	-	-	-	13,739,449
Stock-based compensation and issue of employee benefit plan stock	872,000	872	1,158,888	-	-	-	1,159,760
Acquiring subsidiaries	-	-	-	-	-	4,577,418	4,577,418
Foreign currency translation adjustment	-	-	-	-	738,894	23,068	761,962
Balance, December 31, 2021	35,581,930	$35,582	$133,232,224	$(94,072,383)	$7,711,057	$4,349,870	$51,256,350

Balance, January 1, 2022	35,581,930	$35,582	$133,232,224	$(94,072,383)	$7,711,057	$4,349,870	$51,256,350
Net (loss) income	-	-	-	(25,808,418)	-	-	(25,808,418)
Issuance of common stock for cash	17,000,000	17,000	11,083,000	-	-	-	11,100,000
Issuance of shares for acquisition	7,500,000	7,500	7,422,000	-	-	-	7,429,500
Issuance of shares for long-term investment	12,000,000	12,000	9,588,000	-	-	-	9,600,000
Acquisition of additional noncontrolling interest	-		(2,721,507)	-	-	(468,686)	(3,190,193)
Deconsolidation of discontinued operations			(2,900,742)	-	-	(3,881,184)	(6,781,926)
Foreign currency translation adjustment	-	-	-	-	(3,018,815)	-	(3,018,815)
Balance, December 31, 2022	72,081,930	$72,082	155,702,975	$(119,880,801)	$4,692,242	$-	$40,586,498

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

(Stated in US Dollars)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(25,808,418)	$(9,991,102)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:		-
Depreciation	1,354,218	2,212,080
Amortization	129,144	241,172
share-based compensation expense	-	1,159,760
Impairment of inventories	206,263	-
Impairment of goodwill	10,385,862	3,225,079
Share of losses from equity method investments	83,508	-
(Recovery of) allowance for doubtful accounts	58,294	-
Loss (gain) on disposal of subsidiaries	9,572,558	-
Other non-cash expenses	26,501	-
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:		-
Note and account receivables，net	(665,659)	(384,977)
Inventories	-	(1,331,385)
Prepayments and deposit	849,187	4,676,936
Other receivables	139,638	349,817
Other receivables-related party	-	(4,814,037)
Accounts payables	(364,035)	1,364,041
Advance from customer	(99,388)	(1,540,669)
Other payables and accruals	(2,971,689)	2,384,255
Other payables-related parties	(1,908,407)	1,750,240
Taxes payable	-	198,722
Deferred income	-	(15,246)
Lease liability	-	(4,082)
Net cash provided by (used in) operating activities	(9,012,423)	(519,396)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	-	(1,393,139)
Purchase of intangible assets	-	(124,337)
Purchase of long-term investment	(4,100,000)	(3,100,052)
Purchase of real estates	-	(7,679,634)
Net increase in cash from acquisition subsidiaries	246,322	482,760
Net cash provided by (used) in investing activities	(3,853,678)	(11,814,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short-term loan	(3,232,472)	(953,355)
Proceeds from long-term loans	2,973,267	(1,036,094)
Proceeds from issuance of common stock	11,100,000	10,921,157
Net cash provided by (used in) financing activities	10,840,795	8,931,708

Net decrease in cash and cash equivalents	(2,025,306)	(3,402,090)

EFFECT OF EXCHANGE RATE ON CASH	987,385	1,117,747

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,131,408	3,415,751

CASH AND CASH EQUIVALENTS AT END OF YEAR	$93,487	$1,131,408

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$9,390	$1,455
Interest paid	$633,787	$646,572

NON-CASH TRANSACTIONS
Operating lease right-of-use assets	$-	$584,802
Issuance of shares for acquisition	$7,429,500	$22,697,427
issuance of common stock for employee compensation	$-	$1,159,760
Issuance of shares for long-term investment	$9,600,000	$-

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(Stated in US Dollars)

1. Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”) is a holding company incorporated in Nevada. The Company are engaged in various businesses through our subsidiaries and controlled entities in China.

Going Concern

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $25,808,418 and $9,740,486 attributable to common shareholders for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had an accumulated deficit of $119,880,801 and $94,072,383 respectively; a working capital deficit of $5,737,991 and $7,075,320, its net cash used in operating activities was $9,012,423 and $519,396, for the year ended December 31, 2022 and 2021 respectively.

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

Principles of Consolidation

The accompanying consolidated financial statements reflect the activities of Planet Green Holdings Corp. and each of the following entities:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Promising Prospect BVI Limited (formerly known as Planet Green Holdings Corporation)	The British Virgin Islands	100	$10,000
Promising Prospect HK Limited (formerly known as Lucky Sky Planet Green Holdings Co., Limited (H.K.))	Hong Kong	100	1
Jiayi Technologies (Xianning) Co., Ltd.	PRC	100	2,000,000
Fast Approach Inc.	Canada	100	79
Shanghai Shuning Advertising Co., Ltd. (a subsidiary of FAST)	PRC	100	-
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.	PRC	100	4,710,254
Xianning Bozhuang Tea Products Co., Ltd.	PRC	100	6,277,922
Jilin Chuangyuan Chemical Co., Ltd	PRC	VIE	9,280,493
Bless Chemical Co., Ltd (a subsidiary of Shine Chemical)	Hong Kong	100	10,000
Hubei Bryce Technology Co., Ltd. (a subsidiary of Bless Chemical)	PRC	100	30,000,000
Shandong Yunchu Supply Chain Co., Ltd	PRC	100	5,000,000
Allinyson Ltd	The United States	100	100,000
Shine Chemical Co., Ltd	The British Virgin Islands	100	8,000
Guangzhou Haishi Technology Co., Ltd	PRC	100	156,250
Baokuan Technology (Hongkong) Limited	Hong Kong	100	1,250

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

On August 12, 2019, through Promising Prospect HK Limited, formerly known as JianShi Technology Holding Limited, Company established Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., a wholly foreign-owned enterprise incorporated in Xianning City, Hubei Province, China.

On December 20, 2019, The Promising Prospect HK Limited sold 100% of equity interest in Shanghai Xunyang.

On May 29, 2020, the Promising Prospect BVI Limited incorporated Lucky Sky Planet Green Holdings Co., Limited, a limited company incorporated in Hong Kong.

On June 5, 2020, the Promising Prospect BVI Limited acquired all of the outstanding equity interests of Fast Approach Inc. It was incorporated under Canada’s laws and the operation of a demand-side platform targeting the Chinese education market in North America.

On June 16, 2020, Lucky Sky Holdings Corporations (H.K.) transferred its 100% equity interest in Lucky Sky Petrochemical to Lucky Sky Planet Green Holdings Co., Limited (H.K.).

On September 15, 2020, Lucky Sky Petrochemical terminated the VIE agreements with Shenzhen Lorain and Taishan Muren

On August 10, 2020, Promising Prospect BVI Limited transferred its 100% equity interest in Promising Prospect HK Limited to Rui Tang.

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

On December 9, 2021, Planet Green Holdings Corporation(Nevada) issued an aggregate of 5,900,000 shares of common stock to the equity holders of Shandong Yunchu Supply Chain Co., Ltd for the transfer to 100% of the equity interest of Shandong Yunchu Supply Chain Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd.

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

On December 20, 2019, the Company sold 100% of equity interest in Shanghai Xunyang and terminated its VIE agreements with Xianning Bozhuang, Shenzhen Lorain, and Taishan Muren.

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

On August 1, 2021, Jiayi Technologies (Xianning) Co., Ltd has terminated the VIE agreements with Xianning Bozhuang Tea Products Co., Ltd

On December 16, 2022, Jiayi Technologies (Xianning) Co., Ltd terminated the VIE agreements with Xiaodong Cai and Anhui Ansheng Petrochemical Equipment Co., Ltd.

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

Use of Estimates

The financial statements preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available when the calculations are made; however, actual results could differ materially from those estimates. Significant estimates required to be made by management include but are not limited to add accounts that use significant estimates, such as the allowance for estimated uncollectible receivables, realizability of advance to suppliers, inventory valuations, etc.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2022, the Company had cash and cash equivalents (including restricted cash) of $93.49k compared to $1131.41k as of December 31, 2021.

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

	12/31/2022	12/31/2021	12/31/2020
Period-end US$: CAD$ exchange rate	1.3554	1.274	1.2754
Period-end US$: RMB exchange rate	6.9646	6.3757	6.5326
Period-end US$: HK exchange rate	7.7967	7.7981	7.7834
Period average US$: CAD$ exchange rate	1.3012	1.2531	1.3409
Period average US$: RMB exchange rate	6.7261	6.4515	6.8996
Period average US$: HK exchange rate	7.8310	7.7729	7.7823

The RMB is not freely convertible into foreign currencies, and all foreign exchange transactions must be conducted through authorized financial institutions.

Revenue Recognition

The Company adopted ASC 606 “Revenue Recognition.” It recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expect to be entitled to in exchange for those goods or services.

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

Fair Value Measurement

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

As of December 31, 2022, there were approximately $0 right of use (“ROU”) assets and approximately $0 lease liabilities based on the present value of the future minimum rental payments of leases, using an incremental borrowing rate of 4.75% and 4.90% based on the duration of lease terms.

Equity investments

In January 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which, among other things, generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and to recognize any changes in fair value in net income. ASU 2016-01 also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and the guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The guidance related to equity investments without readily determinable fair values (including disclosure requirements) is applied prospectively to equity investments that exist as of the date of adoption. ASU 2016-01, which the Company adopted on January 1, 2018, did not have a material impact on the consolidated financial statements.

Investments in entities over which the Company does not have significant influence are recorded as equity investments and are accounted for either at fair value with any changes recognized in net income, or for those without readily determinable fair values, at cost less impairment, adjusted for subsequent observable price changes. Under the equity method, the Company’s share of the post-acquisition profits or losses of equity investments is recognized in the Company’s consolidated statements of comprehensive income; and the Company’s share of post-acquisition movements in equity is recognized in equity in the Company’s consolidated balance sheets. Unrealized gains on transactions between the Company and an entity in which the Company has recorded an equity investment are eliminated to the extent of the Company’s interest in the entity. To the extent of the Company’s interest in the investment, unrealized losses are eliminated unless the transaction provides evidence of an impairment of the asset transferred. When the Company’s share of losses in an entity in which the Company has recorded an equity investment equals or exceeds its interest in the entity, the Company does not recognize further losses, unless the Company has incurred obligations or made payments on behalf of the equity investee.

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

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for adjustments to tax effects that were originally recorded in other comprehensive income due to changes in the U.S. federal corporate income tax rate resulting from the enactment of the U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

In March 2018, the FASB issued guidance relative to Income Taxes (Topic 740) that adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible, to provide a reasonable estimate. Additionally, the Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOLs and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2022 which the Company has foreign cumulative losses at December 31, 2022.

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard is effective for us on January 1, 2019. Early adoption is permitted, including in interim periods, and should be applied to all new awards granted after the date of adoption. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1st, 2020. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Variable Interest Entity (“VIE”)

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. If any, the variable interest holder with a controlling financial interest in a VIE is deemed the primary beneficiary and must consolidate the VIE. PLAG WOFE is deemed to have the controlling financial interest and be the primary beneficiary of Jilin Chuangyuan Chemical Co., Ltd because it has both of the following characteristics:

1) The power to direct activities at Jilin Chuangyuan Chemical Co., Ltd that most significantly impact such entity’s economic performance, and

2) The obligation to absorb losses and the right to receive benefits from Jilin Chuangyuan Chemical Co., Ltd that could potentially be significant to such entity. Under the Contractual Arrangements, Jilin Chuangyuan Chemical Co., Ltd pay service fees equal to all of its net income to PLAG WFOE. At the same time, PLAG WFOE is obligated to absorb all of the Jilin Chuangyuan Chemical Co., Ltd’s losses. The Contractual Arrangements are designed to operate Jilin Chuangyuan Chemical Co., Ltd for the benefit of PLAG WFOE and ultimately, the Company. Accordingly, the accounts of Jilin Chuangyuan Chemical Co., Ltd are consolidated in the accompanying consolidated financial statements. In addition, those financial positions and results of operations are included in the Company’s consolidated financial statements.

The carrying amount of VIE’s consolidated assets and liabilities are as follows：

	12/31/2022	12/31/2021
Cash and cash equivalents	$39,815	$67,966
Accounts receivable, net	730,341	2,389,796
Restricted cash	-	380,750
Note Receivable	-	270,770
Other receivables	65,531	118,708
Inventories	947,466	4,244,869
Advances to suppliers	187,708	310,769
Intercompany receivable	1,579,416	1,725,302
Other receivables-related parties	-	7,650,042
TOTAL CURRENT ASSETS	3,550,277	17,158,972

Plant and equipment, net	9,115,598	12,554,727
Intangible assets, net	1,932,386	2,795,048
Construction in progress, net	20,963	2,475,874
Deferred tax assets	-	425,374
Total Non-Current Assets	11,068,947	18,251,023
TOTAL ASSETS	$14,619,224	$35,409,995

Short-term bank loans	$3,589,582	$6,822,054
Accounts payable	540,371	3,558,827
Advance from customers	14,395	3,476,585
Other payables and accrued liabilities	2,590,572	3,305,395
Intercompany payable	3,082,819	7,131,860
Other payables-related parties	1,535,974	3,958,409
Taxes payable	18,005	212,658
Deferred income	37,332	58,033
Long term payable-current portion	287,167	126,261
TOTAL CURRENT LIABILITIES	11,696,217	28,650,082

Long-term payables	244,245	222,687
TOTAL LIABILITIES	$11,940,462	$28,872,769

Paid-in capital	9,280,493	12,326,270
Statutory reserve	29,006	29,006
Retained earnings	(5,775,895)	(5,357,908)
Accumulated other comprehensive income	(854,842)	(460,142)
Total Equity	2,678,762	6,537,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,619,224	$35,409,995

The summarized operating results of the VIE’s are as follows:

	12/31/2022	12/31/2021
Operating revenues	$10,207,464	$9,694,499
Gross profit	112,862	2,207,503
Income (loss) from operations	(1,928,379)	(1,072,779)
Net income (loss)	(2,331,594)	(851,735)

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

Acquisition of Shandong Yunchu Trading Co., Ltd.

On December 9, 2021, the Company and its wholly-owned subsidiary Jiayi Technologies (Xianning) Co., Ltd, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., entered into a Share Exchange Agreement with Shandong Yunchu Supply Chain Co., Ltd, and each of shareholders of Shandong Yunchu Supply Chain Co., Ltd. The Company issued an aggregate of 5,900,000 shares of common stock to the equity holders of Shandong Yunchu Supply Chain Co., Ltd for the transfer to 100% of the equity interest of Shandong Yunchu Supply Chain Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd.

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

On December 12, 2022, the Company disposed of the all interest held of Anhui Ansheng Petrochemical Equipment Co., Ltd.

Acquisition of Allinyson Ltd.

On April 8, 2022, Planet Green Holdings Corp. (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Allinyson Ltd., and each of shareholders of Allinyson Ltd.. The Company issued an aggregate of 7,500,000 shares of common stock to the equity holders of Allinyson Ltd. for the transfer to 100% of the equity interest of Allinyson Ltd. to the Company.

The Company’s acquisition of Allinyson Ltd. was accounted for as a business combination following ASC 805. The Company has allocated the purchase price of Allinyson Ltd. based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities taken at the acquisition date following the business combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, and intangible assets identified as of the acquisition date and considered several other available factors. Acquisition-related costs incurred for the acquisitions are not material and expensed as incurred in general and administrative expenses.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Allinyson Ltd.:

Total consideration at fair value	$7,429,500

Fair Value
Cash and cash equivalents, and Restricted Cash	$246,322
Trade receivable and Note receivable	372,538
Goodwill	7,193,965

Total assets	$7,812,825
Related party payable	(73,623)
Accounts payable	(273,000)
Other current liabilities	(36,702)
Total liabilities	(383,325)
Net assets acquired	$7,429,500

Approximately $7.19 million of goodwill arising from the acquisition consists mainly of synergies expected from combining the operations of the Company and Allinyson Ltd.. None of the goodwill is expected to be deductible for income tax purposes.

5. Restricted Cash

As of December 31, 2022 and 2021, the balance of restricted cash was $0 and $380,750, respectively. The details of restricted cash refer to the contingency section.

6. Account Receivable, Net

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets, and wholesalers

	12/31/2022	12/31/2021
Trade accounts receivable	$3,362,939	$5,481,589
Less: Allowance for doubtful accounts	(366,301)	(1,662,516)
	$2,996,638	$3,819,073
Allowance for doubtful accounts
Beginning balance:	(1,662,516)	(46,149)
Additions to allowance	(64,899)	(1,616,367)
Bad debt written-off	1,361,114	-
Ending balance	$(366,301)	$(1,662,516)

7. Advances and Prepayments to Suppliers

Prepayments include investment deposits to guarantee investment contracts and advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	12/31/2022	12/31/2021
Payment to suppliers and vendors	$5,417,449	$5,681,083
Total	$5,417,449	$5,681,083

8. Inventories

Inventories consisted of the following as of December 31, 2022 and December 31, 2021

	12/31/2022	12/31/2021
Raw materials	$1,965,389	$2,988,855
Inventory of supplies	-	12,587
Work in progress	1,455,229	3,007,039
Finished goods	932,261	1,807,951
Allowance for inventory reserve	(199,199)	-
Total	$4,153,680	$7,816,432

9. Plant and Equipment

Plant and equipment consisted of the following as of December 31, 2022 and December 31, 2021:

	12/31/2022	12/31/2021
At Cost:
Buildings	$19,924,811	$17,550,376
Machinery and equipment	11,322,085	11,681,716
Office equipment	765,413	542,695
Motor vehicles	1,465,225	1,740,191
	33,477,534	31,514,978
Less: Impairment	(759,201)	(829,326)
Less: Accumulated depreciation	(10,149,207)	(10,200,203)
	22,569,125	20,485,449
Construction in progress	33,260	2,475,874
	$22,602,385	$22,961,323

Depreciation expense for the year ended December 31, 2022 and 2021 was $ 1,307,839 and $ 2,212,080, respectively.

10. Intangible Assets

	12/31/2022	12/31/2021
At Cost:
Land use rights	3,051,744	4,121,488
Software licenses	67,464	86,359
Trademark	916,963	993,248
	$4,036,171	$5,201,095

Less: Accumulated amortization	(966,000)	(1,001,444)
	$3,070,171	$4,199,651

Amortization expense for the year ended December 31, 2022 and 2021 was $ 124,721 and $ 241,172 respectively.

11. Long term investment

The Company entered into an investment agreement with Xianning Xiangtian Energy Holdings Group Co., Ltd to acquire 40% of the equity interests in the company, with total consideration of $13.62 million, which was paid in 2022. The investment was accounted for under the equity method because the Company can exercise significant influence over the company as the investee but does not own a majority of the equity interests in or control the company. As of December 31, 2022, the carrying amount of this equity method investment reflected the Company’s proportionate share of the equity in the investee company.

Besides, the Company made an initial investment of $2.87 million in return for a limited partner interest in Shandong Ningwei New Energy Technology Co., Ltd. The Company accounted for the investment using the cost method, as the investment did not have a readily determinable fair value in 2022.

As of December 31, 2022 and December 31, 2021, the balance of long term investment was $16,488,157 and $3,136,910.

12. Investment in real estates

As of December 31, 2021, the Company spent $7,770,943 to purchase real estates, a commercial complex, for the start-up of the tea trade project, which project has been included in Xianning City government’s 13th Five-Year Development Plan. The Company plans to hold this real estate to earn rentals income..

As the use of those assets changed to self-use, those assets were reclassified from investment to plant and equipment.

As of December 31, 2022 and December 31, 2021, the balance of investment in real estates was $0 and $7,770,943.

13. Other Payable

As of December 31, 2022 and December 31, 2021, the balance of other payable was $4,412,833 and $8,635,189. Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

14. Advance From Customer

For our operation, the proceeds received from sales are initially recorded as advances from customers, which was usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of December 31, 2022, and December 31, 2021, the outstanding balance of the Advance from customers was $2,624,070 and $,6,190,091 respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the following reporting period.

15. Related Parties Transaction

As of December 31, 2022 and December 31, 2021, the outstanding balance due from related parties was $180,578 and $7,670,434, respectively. Significant related parties comprised much of the total outstanding balance as of December 31, 2022 are stated below:

As of December 31, 2022 and December 31, 2021, the outstanding balance of $127,196 and $Nil was due from Mr.Chen Xing, the management of the Shandong Yunchu;

As of December 31, 2022 and December 31, 2021, the outstanding balance of $36,529 and $Nil was due from Mr.Xiong Haiyan, the management of the Jingshan Sanhe;.

As of December 31, 2022 and December 31, 2021,the outstanding balance of $16,853 and $Nil was due from Mr.Lu Jun, the management of the Jingshan Sanhe.

These above nontrade receivables arising from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand.

As of December 31, 2022 and December 31, 2021, the outstanding balance due to related parties was $4,282,841 and $5,196,225, respectively. Significant parties comprised much of the total outstanding balance as of December 31, 2022 are stated below:

As of December 31, 2022 and December 31, 2021, the outstanding balance of $986,417 and $1,077,529 was due to Ms. Yan Yan, the spouse of the legal representative of Jilin Chuangyuan Chemical Co., Ltd;

As of December 31, 2022 and December 31, 2021,the outstanding balance of $Nil and $2,093,792 was due to Mr. Su Lei, the executive of Anhui Ansheng Petrochemical Equipment Co., Ltd; on December 12, 2022, Ansheng branch had been disposed of, then the balance between Ansheng branch and Mr. Su Lei had not been recognized in the accompanying consolidated financial statement.

As of December 31, 2022 and December 31, 2021, the outstanding balance of $1,073,867 and $487,054 was due to Mr. Bin Zhou, Chief Executive Officer and Chairman of the Company;

As of December 31, 2022 and December 31, 2021, the outstanding balance of $Nil and $352,902 was due to Wuxi Yangchang Chemical Machinery Factory, which has significant influence on Ansheng branch; on December 12, 2022, Ansheng branch had been disposed of, before the disposal of transaction, the balance between Ansheng branch and Wuxi Yangchang Chemical Machinery Factory had been resolved.

As of December 31, 2022 and December 31, 2021, the outstanding balance of $492,204and $871,257 was due to a couple of executives of the subsidiaries of the Company;

As of December 31, 2022 and December 31, 2021, the outstanding balance of $287,167 and $313,691 was due to the senior managements of Jilin Chuangyuan Chemical Co., Ltd;

The balance was advanced for working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

16. Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and VIEs. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The changes in the carrying amount of goodwill by entities are as follows:

	Ansheng	Baokuan	Fast	JSSH	JLCY	SDYC
Balance as of December 31, 2020	-	-	2,340,111	-	-	-
Goodwill acquired	1,026,337	-	-	923,313	3,191,897	4,724,698
Goodwill impairment	-	-	(2,340,111)	(923,313)	-	-
Balance as of December 31, 2021	$1,026,337	$-	$-	$-	$3,191,897	$4,724,698
Goodwill acquired	$-	$7,193,965	$-	$-	$-	$-
Goodwill impairment		(7,193,965)	-	-	(3,191,897)	-
Disposal of subsidiaries	(1,026,337)	-	-	-	-	-
Balance as of December 31, 2022	-	-	-	-	-	4,724,698

17. Bank Loans

The outstanding balances on short-term bank loans consisted of the following:

Lender	Maturities	Weighted average interest rate	12/31/2022	12/31/2021
Rural Credit Cooperatives of Jilin Province, Jilin Branch	Due in November 2023	7.83%	3,589,582	3,921,138
Loan from Anhui Langxi Rural Commercial Bank Of China	Due in December 2021	3.85%	-	2,900,916

Buildings and land use rights in the amount of $10,178,520 are used as collateral for Jiling Branch. The short-term bank loan which is denominated in Renminbi was primarily obtained for general working capital.

Interest expense for the year ended December 31, 2022 and 2021 was $ 291,032 and $ 283,712 respectively.

18. Equity

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

As of December 31, 2022, there were 72,081,930 shares of common stock outstanding.

19. Income Taxes

United States

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. As the Company has a December 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 21% for the Company’s fiscal year ending December 31, 2022 and 2021, respectively. Accordingly, the Company has remeasured the Company’s deferred tax assets on net operating loss carryforwards (“NOLs”) in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOLs and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2022 which the Company has foreign cumulative losses at December 31, 2022.

British Virgin Islands

Planet Green Holdings Corporation BVI is incorporated in the British Virgin Islands and is not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their shareholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

Lucky Sky Planet Green Holdings Co., Limited (H.K.) is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Under Hong Kong tax law, Lucky Sky Planet Green Holdings Co., Limited (H.K.) is exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

PRC

The Company PRC subsidiaries and VIEs and their controlled entities are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC, Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Significant components of the income tax expense consisted of the following for the years ended December 31, 2022 and 2021:

	12/31/2022	12/31/2021
Loss attributed to PRC operations	$(2,778,634)	$(5,540,404)
Loss attributed to U.S. operations	(12,212,918)	(1,753,427)
Loss attributed to Canada operations	(276,423)	(2,640,821)
Income attributed to BVI		-
Loss before tax	$(15,267,975)	$(9,934,652)

PRC Statutory Tax at 25% Rate	(694,659)	(1,385,101)
Effect of tax exemption granted
Valuation allowance	2,169,828	1,441,551
Income tax	$1,475,169	$56,450
Per Share Effect of Tax Exemption
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	59,502,478	24,778,588
Per share effect	$-	$-

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

Reconciliation of effective income tax rate from continuing operations is as follows for the years ended December 31, 2022 and 2021:

	12/31/2022	12/31/2021
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Non-recognized deferred tax benefits in the PRC	(25.10)%	(25.57)%
The Company’s effective tax rate	(0.10)%	(0.57)%

20. Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the years ended December 31,
	2022	2021
Loss from operations attributable to common stockholders	$(25,80 8,418)	$(9,740,486)

Basic and diluted (loss) earnings per share denominator:
Original Shares at the beginning:	35,581,930	11,809,930
Additions from Actual Events -issuance of common stock for cash	5,506,849	2,926,027
Additions from Actual Events – issuance of common stock for acquisition	12,989,041	9,672,329
Additions from Actual Events – issuance of common stock for stock compensation	-	370,302
Additions from Actual Events –issuance of shares for long-term investment	5,424,658	-
Basic Weighted Average Shares Outstanding	59,502,478	24,778,588

(Loss) income per share from continuing operations - Basic and diluted	$(0.28)	$(0.40)
(Loss) income per share from discontinued operations-Basic and diluted	$(0.15)	$-
(Loss) income per common shareholders - Basic and diluted	$(0.43)	$(0.39)
Basic and diluted weighted average shares outstanding	59,502,478	24,778,588

21. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2022 and 2021.

	For the years ended
Customers	31-Dec-22		31-Dec-21
	Amount $	%	Amount $	%
A	-	-	1,603,947	15
B	-	-	1,558,075	15
C	-	-	1,294,587	12

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2022 and 2021.

	For the years ended
Suppliers	31-Dec-22		31-Dec-21
	Amount $	%	Amount $	%
A	8,512,372	23	830,263	14
B	6,996,696	19	-	-
C	6,297,657	17	-	-

22. Lease commitment

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

The Company had a land, facilities and factory lease agreement with a 5-year lease term starting in April 2018 until April 2023. Upon adoption of ASU 2016-02, the Company recognized lease liabilities of approximately $0 and $0.82 million respectively as of December 31,2022 and 2021, with corresponding Right-of-Use (ROU) assets of the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.75%, which is determined using an incremental borrowing rate.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the twelve months ended December 31, 2022and 2021, rent expenses amounted to $424,241and $442,297 respectively.

The weighted average remaining lease term of its existing leases is 0.33 years. For operating leases with a lease term of less than one year, the enterprise no longer recognizes lease liabilities and Right-of-Use (ROU) assets, and the lease expense is amortized according to the straight-line method.

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

24. Contingencies

In November 2021, the claim occurred between Ansheng and Beijing Aerospace Star Technology Co., Ltd due to the dispute over the commercial contracts. On November 16, 2021, Beijing Aerospace Star Technology Co., Ltd applied for pre-litigation custody of property preservation with the local people’s Court of Langxi County, freezing Ansheng’s available cash of $229,120 before filing the action. The liabilities amounts have been accrued in consolidated financial statements for the year ended December 31, 2021.

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

As of December 31, 2022, all above issues have been resolved, and no negative impact on the accompanying consolidated financial statement.

25. Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to December 31, 2022 to the date these audited consolidated financial statements were issued, and has determined that it does not have any material events to disclose.