Form 10-Q
period 2023-03-31
Planet Green Holdings Corp.
filed 2023-05-15
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

(718) 799-0380
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

The number of outstanding shares of the registrant’s common stock as of May 15, 2023 was 72,081,930.

i

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” described on the Registration Statement on Form S-3 filed by the Company on September 17, 2021, and as subsequently amended, together with the other information contained in this report. If any of the events descripted in the risk factors occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

ITEM 1 FINANCIAL STATEMENTS

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND DECEMBER 31, 2022

(Stated in US Dollars)

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
Assets	(unaudited)
Current assets
Cash and cash equivalents	$224,216	$93,487
Accounts receivable, net	3,568,558	2,996,638
Inventories	3,957,324	4,153,680
Advances to suppliers	6,375,614	5,417,449
Other receivables	386,416	413,315
Other receivables-related parties	352,835	180,578
Prepaid expenses	512,541	579,826
Total current assets	15,377,504	13,834,973

Non-current assets
Plant and equipment, net	22,358,602	22,569,125
Intangible assets, net	3,062,206	3,070,172
Construction in progress, net	45,578	33,260
Long-term investments	16,526,980	16,488,157
Goodwill	4,724,698	4,724,699
Total non-current assets	46,718,064	46,885,413

Total assets	$62,095,568	$60,720,386

Liabilities and Stockholders’ Equity
Current liabilities
Loans-current	$3,638,110	$3,589,582
Accounts payable	3,825,117	3,528,057
Advance from customers	3,525,116	2,624,070
Taxes payable	1,217,827	1,083,493
Other payables and accrued liabilities	5,410,343	4,412,833
Other payables-related parties	4,249,288	4,282,841
Deferred income	48,626	52,088
Total current liabilities	21,914,427	19,572,964

Non-current liabilities
Other long-term liabilities	257,355	273,757
Loans-noncurrent	291,049	287,167
Total non-current liabilities	548,404	560,924

Total liabilities	22,462,831	20,133,888

Stockholders’ equity
Preferred stock: $0.001 par value, 5,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31,2022	-	-
Common stock: $0.001 par value, 200,000,000 shares authorized; 72,081,930 and 35,581,930 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	72,082	72,082
Additional paid-in capital	155,702,975	155,702,975
Accumulated deficit	(121,166,172)	(119,880,801)
Accumulated other comprehensive income	5,023,852	4,692,242

Total stockholders’ equity	39,632,737	40,586,498

Total liabilities and stockholders’ equity	$62,095,568	$60,720,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended March 31,
	2023	2022
Net revenues	$8,534,292	$11,979,355
Cost of revenues	8,287,866	10,816,396
Gross profit	246,426	1,162,959

Operating expenses:
Selling and marketing expenses	244,719	451,242
General and administrative expenses	1,092,902	1,802,809
Research & Developing expenses	68,719	8,925
Total operating expenses	1,406,340	2,262,976

Operating (loss) income	(1,159,914)	(1,100,017)

Other (expenses) income
Interest income	104	8,541
Interest expenses	(116,213)	(165,767)
Other income	38,715	99,511
Other expenses	(439)	(14,304)
Total other (expenses) income	(77,833)	(72,019)

Loss before income taxes	(1,237,747)	(1,172,036)

Income tax expenses	47,624	89,403

Net loss	(1,285,371)	(1,261,439)

Less: Net loss attributable to non-controlling interest	-	(31,662)

Net loss attributable to common stockholders	$(1,285,371)	$(1,229,777)

Net loss	(1,285,371)	(1,261,439)

Foreign currency translation adjustment	331,610	166,157

Total comprehensive loss	(953,761)	(1,095,282)

Less: Comprehensive (loss) income attribute to non-controlling interest	-	(26,568)
Comprehensive (loss) income attribute to common share holders	$(953,761)	$(1,068,714)

Net loss per share of common stock - basic and diluted	$(0.02)	$(0.03)

Basic and diluted weighted average shares outstanding	72,081,930	41,648,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31,2023 and 2022

					Accumulated
			Additional		Other	Non-	Total
	Common stock		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance, December 31, 2021	35,581,930	$35,582	$133,232,224	$(94,072,383)	$7,711,057	$4,349,870	$51,256,350
Net loss	-	-	-	(1,229,777)	-	(31,662)	(1,261,439)
Issuance of common stock for cash	7,000,000	7,000	6,993,000	-	-	-	7,000,000
Acquiring non-controlling interests	-	-	(2,900,742)	-	-	(2,349,258)	(5,250,000)
Foreign currency translation adjustment	-	-	-	-	161,062	5,094	166,156
Balance, March 31, 2022	42,581,930	$42,582	137,324,482	$(95,302,160)	$7,872,119	$1,974,044	$51,911,066

Balance, December 31, 2022	72,081,930	$72,082	155,702,975	$(119,880,801)	$4,692,242	$-	$40,586,498
Net loss	-	-	-	(1,285,371)	-	-	-
Foreign currency translation adjustment	-	-	-	-	331,610	-	-
Balance, March 31, 2023	72,081,930	$72,082	155,702,975	$(121,166,172)	$5,023,852	$-	$39,632,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPFRATING ACTIVITIFS:
Net loss	$(1,285,371)	$(1,261,439)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	528,762	580,306
Amortization	49,604	62,176
Amortization of operating lease right-of-use assets	-	104,692
Impairment of equipment	-	3,591
Note and account receivables net	(533,622)	470,712
Inventories	253,397	(225,068)
Prepayments and deposit	(783,119)	(2,712,763)
Other receivables	32,601	(70,731)
Accounts payables	333,589	47,902
Advance from customer	869,145	1,171,786
Other payables and accruals	942,558	(3,584,314)
Taxes payable	90,184	84,201
Deferred income	-	(3,758)
Lease liability	-	7,000
Net cash provided by (used in) operating activities	497,729	(5,325,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(23,234)	(124,681)
Purchase of intangible assets	-	(23,398)
Net cash provided by (used) in investing activities	(23,234)	(148,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short-term loan	-	(127,014)
Changes in related party balances, net	(238,294)	(1,327,669)
Proceeds from issuance of common stock	-	7,000,000
Net cash provided by (used in) financing activities	(238,294)	5,545,317

Net decrease in cash and cash equivalents	236,201	71,531

EFFECT OF EXCHANGE RATE ON CASH	(105,472)	110,064

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	93,487	1,131,408

CASH AND CASH EQUIVALENTS AT END OF YEAR	$224,216	$1,313,003

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$104	$8,541
Interest paid	$116,213	$165,767

NON-CASH TRANSACTIONS
Operating lease right-of-use assets	$-	$480,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLANET GREEN HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”) is a holding company incorporated in Nevada. The Company are engaged in various businesses through our subsidiaries and controlled entities in China.

The accompanying unaudited condensed consolidated financial statements reflect the activities of Planet Green Holdings Corp. and each of the following entities:

	Place of	Attributable equity	Registered
Name of Company	incorporation	interest %	capital
Promising Prospect BVI Limited (formerly known as Planet Green Holdings Corporation)	The British Virgin Islands	100	$10,000
Promising Prospect HK Limited (formerly known as Lucky Sky Planet Green Holdings Co., Limited (H.K.))	Hong Kong	100	1
Jiayi Technologies (Xianning) Co., Ltd.	PRC	100	2,000,000
Fast Approach Inc.	Canada	100	79
Shanghai Shuning Advertising Co., Ltd. (a subsidiary of FAST)	PRC	100	-
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.	PRC	100	4,710,254
Xianning Bozhuang Tea Products Co., Ltd.	PRC	100	6,277,922
Jilin Chuangyuan Chemical Co., Ltd.	PRC	VIE	9,280,493
Bless Chemical Co., Ltd (a subsidiary of Shine Chemical)	Hong Kong	100	10,000
Hubei Bryce Technology Co., Ltd. (a subsidiary of Bless Chemical)	PRC	100	30,000,000
Shandong Yunchu Supply Chain Co., Ltd.	PRC	100	5,000,000
Allinyson Ltd.	The United States	100	100,000
Shine Chemical Co., Ltd.	The British Virgin Islands	100	8,000
Guangzhou Haishi Technology Co., Ltd.	PRC	100	156,250
Baokuan Technology (Hongkong) Limited	Hong Kong	100	1,250

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

On August 3, 2021, the Planet Green Holding Corp has acquired 8,000,000 ordinary shares of the Shine Chemical Co., Ltd. As a result, Shine Chemical Co., Ltd, Bless Chemical Co., Ltd. and Hubei Bryce Technology Co., Ltd have been wholly-owned subsidiaries of the Planet Green Holding Corp.

On September 1st, 2021, Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd has changed its major shareholder from Mr. Feng Chao to Hubei Bryce Technology Co., Ltd and Hubei Bryce Technology Co., Ltd has hold 85% shares of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd after the alteration of shareholders.

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

On July 15, 2021 through Jiayi Technologies (Xianning) Co., Ltd., formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd, the Company entered into exclusive VIE agreements (“VIE Agreements”) with Anhui Ansheng Petrochemical Equipment Co., Ltd, as well as their shareholders, which give the Company the ability to substantially influence those companies’ daily operations and financial affairs and appoint their senior executives. The Company is considered the primary beneficiary of these operating companies, and it consolidates their accounts as VIEs.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $1,285,371 for the three months ended March 31, 2023. As of March 31, 2023, the Company had an accumulated deficit of $121,166,172, cash and cash equivalents of $224,216 a working capital deficit of $6,536,923; its net cash provided by operating activities for the three months ended March 31, 2023 was $497,729.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2023.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its consolidated subsidiaries. All inter-company balances and transactions are eliminated upon consolidation.

Use of Estimates

The unaudited condensed consolidated financial statements preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available when the calculations are made; however, actual results could differ materially from those estimates. Significant estimates required to be made by management include but are not limited to add accounts that use significant estimates, such as the allowance for estimated uncollectible receivables, realizability of advance to suppliers, inventory valuations, etc.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of March 31, 2023, the Company had cash and cash equivalents (including restricted cash) of $224,216 compared to $93,487 as of December 31, 2022.

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

	03/31/2023	12/31/2022	03/31/2022
Period-end US$: CAD$ exchange rate	1.3521	1.3554	1.2484
Period-end US$: RMB exchange rate	6.8717	6.9646	6.3482
Period-end US$: HK exchange rate	7.8497	7.7967	7.8275
Period average US$: CAD$ exchange rate	1.3534	1.3012	1.2668
Period average US$: RMB exchange rate	6.8476	6.7261	6.3504
Period average US$: HK exchange rate	7.8389	7.8310	7.8062

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes”, accounts for income tax using an asset and liability approach and recognizes deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets. If it is more likely than not, these items will either expire before the Company can realize their benefits or uncertain future realization.

Comprehensive Income

The Company uses Financial Accounting Standards Board (“FASB”) ASC Topic 220, “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders.

Net Loss per Share of Common Stock

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

Long-term Investments

Investments in entities over which the Company does not have significant influence are recorded as equity investments and are accounted for either at fair value with any changes recognized in net income, or for those without readily determinable fair values, at cost less impairment, adjusted for subsequent observable price changes. Under the equity method, the Company’s share of the post-acquisition profits or losses of equity investments is recognized in the Company’s unaudited condensed consolidated statements of comprehensive income; and the Company’s share of post-acquisition movements in equity is recognized in equity in the Company’s condensed consolidated balance sheets. Unrealized gains on transactions between the Company and an entity in which the Company has recorded an equity investment are eliminated to the extent of the Company’s interest in the entity. To the extent of the Company’s interest in the investment, unrealized losses are eliminated unless the transaction provides evidence of an impairment of the asset transferred.

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1st, 2020. The Company adopted this guidance on January 1, 2023. The adoption did not have significant impact on the Company’s unaudited condensed consolidated financial statements.

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

3. Variable Interest Entity (“VIE”)

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. If any, the variable interest holder with a controlling financial interest in a VIE is deemed the primary beneficiary and must consolidate the VIE. PLAG WOFE is deemed to have the controlling financial interest and be the primary beneficiary of Jilin Chuangyuan Chemical Co., Ltd because it has both of the following characteristics:

1)	The power to direct activities at Jilin Chuangyuan Chemical Co., Ltd that most significantly impact such entity’s economic performance, and

2)	The obligation to absorb losses and the right to receive benefits from Jilin Chuangyuan Chemical Co., Ltd. that could potentially be significant to such entity. Under the Contractual Arrangements, Jilin Chuangyuan Chemical Co., Ltd. pay service fees equal to all of its net income to PLAG WFOE. At the same time, PLAG WFOE is obligated to absorb all of the Jilin Chuangyuan Chemical Co., Ltd.’s losses. The Contractual Arrangements are designed to operate Jilin Chuangyuan Chemical Co., Ltd. for the benefit of PLAG WFOE and ultimately, the Company. Accordingly, the accounts of Jilin Chuangyuan Chemical Co., Ltd. are consolidated in the accompanying consolidated financial statements. In addition, those financial positions and results of operations are included in the Company’s consolidated financial statements.

The carrying amount of VIE’s consolidated assets and liabilities are as follows:

	3/31/2023	12/31/2022
Assets
Current assets
Cash and cash equivalents	$144,376	$39,815
Accounts receivable, net	1,002,619	730,341
Inventories	739,792	947,466
Advances to suppliers	355,911	187,708
Other receivables	73,003	65,531
Inter company receivable	1,600,768	1,579,416
Total current assets	3,916,469	3,550,277

Non-current assets
Plant and equipment, net	8,966,940	9,115,598
Intangible assets, net	1,946,641	1,932,386
Construction in progress, net	21,247	20,963
Total non-current assets	10,934,828	11,068,947

Total assets	$14,880,402	$14,619,224

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$3,638,110	$3,589,582
Accounts payable	544,200	540,371
Advance from customers	86,811	14,395
Taxes payable	38,626	18,005
Other payables and accrued liabilities	3,340,277	2,590,572
Intercompany Payable	3,124,496	3,082,819
Other payables-related parties	1,422,903	1,535,974
Long term payable-current portion	227,770	287,167
Deferred income	33,834	37,332
Total current liabilities	12,457,027	11,696,217

Non-current liabilities
Long-term payables	291,049	244,245
Total non-current liabilities	291,049	244,245

Total Liabilities	12,748,076	11,940,462

Paid-in capital	9,280,493	9,280,493
Statutory Reserve	29,006	29,006
Accumulated deficit	(6,360,593)	(5,775,895)
Accumulated other comprehensive income	(816,580)	(854,842)
Total stockholders’ equity	2,132,326	2,678,762

Total liabilities and stockholders’ equity	$14,880,402	$14,619,224

The summarized operating results of the VIE’s are as follows:

	03/31/2023	03/31/2022
Operating revenues	$2,193,521	$3,961,230
Gross profit	(85,629)	627,333
loss from operations	(507,486)	(143,419)
Net loss	(584,698)	(282,176)

4. Business Combination

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

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.:

Total consideration at fair value	$4,730,000

Fair Value
Cash	$114,162
Accounts receivable, net	-
Inventories, net	584,119
Advances to suppliers	1,104,705
Other receivables	536,090
Right-of-use assets	1,044,933
Plant and equipment, net	3,867,906
Deferred tax assets	281,243
Goodwill	923,313
Total assets	$8,456,471

Short-term loan – bank	(440,522)
Lease payable-current portion	(406,376)
Accounts payable	(715,019)
Advance from customers	(627,128)
Other payables and accrued liabilities	(50,085)
Lease payable-non current portion	(818,446)
Income taxes payable	(217)
Total liabilities	(3,057,793)
Noncontrolling interest	(668,678)
Net assets acquired	$4,730,000

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

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Jilin Chuangyuan Chemical Co., Ltd.:

Total consideration at fair value	$8,085,000

Fair Value
Cash	$95,237
Accounts receivable, net	868,874
Inventories, net	581,569
Advances to suppliers	388,349
Other receivables	123,969
Other receivables-RP	212,594
Plant and equipment, net	11,109,220
Intangible assets, net	2,149,910
Deferred tax assets	415,154
Goodwill	3,191,897
Total assets	$19,136,773

Short-term loan – bank	(3,826,934)
Long term payable	(1,162,355)
Accounts payable	(575,495)
Advance from customers	(291,655)
Other payables and accrued liabilities	(2,815,356)
Other payables-RP	(765,387)
Income taxes payable	(1,073)
Total liabilities	(9,438,255)
Non controlling interest	(1,613,518)
Net assets acquired	$8,085,000

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

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Shandong Yunchu Supply Chain Co., Ltd:

Total consideration at fair value	$5,420,920

Fair Value
Cash and cash equivalents, and Restricted Cash	$77,427
Trade receivable and Note receivable	780,556
Inventories	-
Related party receivable	86,448
Other current assets	4,899,559
Plant and equipment, net	-
Intangible assets, net	-
Goodwill	4,724,698
Total assets	$10,568,688

Short-term loan-bank	-
Related party payable	-
Accounts payable	(992,424)
Other current liabilities	(4,155,344)
Total liabilities	(5,147,768)
Non-controlling interest	-
Net assets acquired	$5,420,920

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

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Anhui Ansheng Petrochemical Equipment Co., Ltd.

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

On December 12, 2022, the Company disposed of the interest held of Anhui Ansheng Petrochemical Equipment Co., Ltd.

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

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Allinyson Ltd.

Total consideration at fair value	$7,429,500

Fair Value
Cash and cash equivalents, and Restricted Cash	$246,322
Trade receivable and Note receivable	372,538
Goodwill	7,193,965
Total assets	$7,812,825
Related party payable	(73,623)
Accounts payable	(273,000)
Other current liabilities	(36,702)
Total liabilities	(383,325)
Net assets acquired	$7,429,500

Approximately $7.19 million of goodwill arising from the acquisition consists mainly of synergies expected from combining the operations of the Company and Allinyson Ltd. None of the goodwill is expected to be deductible for income tax purposes.

5. Account Receivable, Net

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets, and wholesalers.

	03/31/2023	12/31/2022
Trade accounts receivable	$3,939,811	$3,362,939
Less: Allowance for doubtful accounts	(371,253)	(366,301)
	$3,568,558	$2,996,638
Allowance for doubtful accounts
Beginning balance:	(366,301)	(1,662,516)
Additions to allowance	(4,952)	(64,899)
Bad debt written-off	-	1,361,114
Ending balance	$(371,253)	$(366,301)

6. Advances to Suppliers

Prepayments include investment deposits to guarantee investment contracts and advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	03/31/2023	12/31/2022
Payment to suppliers and vendors	$6,375,614	$5,417,449
Total	$6,375,614	$5,417,449

7. Inventories

Inventories consisted of the following as of March 31, 2023 and December 31, 2022

	03/31/2023	12/31/2022
Raw materials	$1,830,780	$1,965,389
Inventory of supplies	-	-
Work in progress	1,484,185	1,455,229
Finished goods	844,251	932,261
Allowance for inventory reserve	(201,892)	(199,199)
Total	$3,957,324	$4,153,680

8. Plant and Equipment

Plant and equipment consisted of the following as of March 31, 2023 and December 31, 2022.

	03/31/2023	12/31/2022
At Cost:
Buildings	$20,201,245	$19,924,811
Machinery and equipment	11,479,369	11,322,085
Office equipment	775,701	765,413
Motor vehicles	1,485,032	1,465,225
	33,941,347	33,477,534
Less: Impairment	(769,465)	(759,201)
Less: Accumulated depreciation	(10,813,280)	(10,149,207)
	22,358,602	22,569,125
Construction in progress	45,578	33,260
	$22,404,180	$22,602,385

Depreciation expense for the three months ended March 31, 2023 and 2022 was $664,073 and $580,505, respectively.

9. Intangible Assets

	03/31/2023	12/31/2022
At Cost:
Land use rights	3,093,001	3,051,744
Software licenses	67,811	67,464
Trademark	929,360	916,963
	$4,090,172	$4,036,171

Less: Accumulated amortization	(1,027,966)	(966,000)
	$3,062,206	$3,070,171

Amortization expense for the three months ended March 31, 2023 and 2022 was $61,966 and $62,196, respectively.

10. Long-term Investment

The Company entered into an investment agreement with Xianning Xiangtian Energy Holdings Group Co., Ltd. to acquire 40% of the equity interests in the company, with total consideration of $13.62 million, which was paid in 2022. The investment was accounted for under the equity method because the Company can exercise significant influence over the company as the investee but does not own a majority of the equity interests in or control the company. As of March 31, 2023, the carrying amount of this equity method investment reflected the Company’s proportionate share of the equity in the investee company.

Besides, the Company made an initial investment of $2.91 million in return for a limited partner interest in Shandong Ningwei New Energy Technology Co., Ltd. The Company accounted for the investment using the cost method, as the investment did not have a readily determinable fair value.

As of March 31, 2023 and December 31, 2022, the balance of long term investment was $16,526,980 and $16,488,157.

11. Other Payable

As of March 31, 2023 and December 31, 2022, the balance of other payable was $5,410,343 and $4,412,833. Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

12. Advance from Customer

For our operation, the proceeds received from sales are initially recorded as advances from customers, which was usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of March 31, 2023, and December 31, 2022, the outstanding balance of the advance from customers was $3,525,116 and $2,624,070 respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the following reporting period.

13. Related Parties Transaction

As of March 31, 2023 and December 31, 2022, the outstanding balance due from related parties was $352,835 and $180,578, respectively. Significant related parties comprised much of the total outstanding balance as of March 31, 2023are stated below:

The outstanding balance of $266,436 was due from Mr. Chen Xing, the management of the Shandong Yunchu;

The outstanding balance of $35,178 was due from Mr. Xiong Haiyan, the management of the Jingshan Sanhe;

The outstanding balance of $29,105 was due from Mr. Bin Zhou, Chief Executive Officer and Chairman of the Company;

The outstanding balance of $22,116 was due from Mr. Lu Jun, the management of the Jingshan Sanhe.

These above nontrade receivables arising from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand.

As of March 31, 2023 and December 31, 2022, the outstanding balance due to related parties was $4,249,288 and $4,282,841, respectively. Significant parties comprised much of the total outstanding balance as of March 31, 2023 are stated below:

The outstanding balance of $1,177,996 was due to Anhui Ansheng Petrochemical Equipment Co. Ltd., a former subsidiary of the company.

The outstanding balance of $999,753 was due to Ms. Yan Yan, the spouse of the legal representative of Jilin Chuangyuan Chemical Co., Ltd.;

The outstanding balance of $1,129,959 was due to Mr. Bin Zhou, Chief Executive Officer and Chairman of the Company;

The outstanding balance of $492,607 was due to Meihekou Chuangtai Chemical Co. Ltd., which has the same legal representative, Chen Yongsheng, as the subsidiary of Jilin Chuangyuan Chemical Co., Ltd.

The outstanding balance of $869,894 was due to a couple of executives of the subsidiaries of the Company;

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

	Ansheng	Baokuan	Fast	JSSH	JLCY	SDYC
Balance as of December 31, 2021	$1,026,337	$-	$-	$-	$3,191,897	$4,724,698
Goodwill acquired	-	7,193,965	-	-	-	-
Goodwill impairment		(7,193,965)	-	-	(3,191,897)	-
Disposal of subsidiaries	(1,026,337)	-	-	-	-	-
Balance as of December 31, 2022	$-	$-	$-	$-	$-	$4,724,698
Goodwill acquired	-	-	-	-	-	-
Goodwill impairment	-	-	-	-	-	-
Balance as of March 31, 2023	$-	$-	$-	$-	$-	$4,724,698

15. Bank Loans

The outstanding balances on short-term bank loans consisted of the following:

Lender	Maturities	Weighted average interest rate	03/31/2023	12/31/2022
Rural Credit Cooperatives of Jilin Province, Jilin Branch	Due in November 2023	7.83%	3,638,110	3,589,582

Buildings and land use rights in the amount of $10,178,520 are used as collateral for Jiling Branch. The short-term bank loan which is denominated in Renminbi was primarily obtained for general working capital.

Interest expense for the three months ended March 31, 2023 and 2022 was $ 71,467 and $ 103,797 respectively.

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

As of March 31, 2023, there were 72,081,930 shares of common stock outstanding.

17. Income Taxes

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

Significant components of the income tax expense consisted of the following for the three months ended March 31, 2023 and 2022:

	3/31/2023	3/31/2022
Loss attributed to PRC operations	$(923,175)	$(696,122)
Loss attributed to U.S. operations	(364,073)	(387,369)
Income attributed to Canada operations	49,501	(88,545)
Income attributed to BVI	-	-
Loss before tax	$(1,237,747)	$(1,172,036)

PRC Statutory Tax at 25% Rate	(230,794)	(174,031)
Effect of tax exemption granted	-	-
Valuation allowance	278,418	263,434
Income tax	$47,624	$89,403
Per Share Effect of Tax Exemption
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	72,081,930	41,648,597
Per share effect	$-	$-

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

Reconciliation of effective income tax rate from continuing operations is as follows for the three months ended March 31, 2023 and 2022:

	03/31/2023	03/31/2022
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Non-recognized deferred tax benefits in the PRC	(28.85)%	(25.08)%
The Company’s effective tax rate	(3.85)%	(0.08)%

18. Loss Per Share of Common Stock

Components of basic and diluted earnings per share were as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Loss from operations attributable to common stockholders	$(1,285,371)	$(1,229,777)

Loss per share of common stock - Basic and diluted	$(0.02)	$(0.03)
Basic and diluted weighted average shares outstanding	72,081,930	41,648,597

19. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2023 and 2022.

	For the periods ended
Customers	March 31, 2023		March 31, 2022
	Amount $	%	Amount $	%
A	-	-	1,441,054	12
B	830,000	10	-	-
C	1,953,391	23	-	-

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the three months ended March 31, 2023 and 2022.

	For the periods ended
Suppliers	March 31, 2023		March 31, 2022
	Amount $	%	Amount $	%
A	1,464,234	18	1,612,681	12
B	-	-	4,205,805	32
C	-	-	1,516,012	12
D	1,446,791	17	-	-
E	1,185,146	14	-	-
F	1,129,868	14	-	-

20. Risks

A.	Credit risk

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

21. Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are headquartered in Flushing, New York City. After a series of acquisitions and dispositions during the past three years, our primary business, which is carried out by Shandong Yunchu, Jingshan Sanhe, Jilin Chuangyuan, Fast Approach Inc. and Xianning Bozhuang, is:

●	Tea products cultivation, packaging, and sales;

●	To sell high-grade synthetic fuel products

●	To distribute beef and mutton products.

●	To sell formaldehyde, urea-formaldehyde glue, methylal, and clean fuel oil

●	Online advertising services and mobile games;

Results of Operations

The following discussion should be read in conjunction with the company’s unaudited consolidated financial statement for the three months ended March 31, 2023, and 2022 and related notes to that.

	Three months ended		Increase /	Increase /
	March 31,		Decrease	Decrease
(In Thousands of USD)	2023	2022	($)	(%)
Net revenues	8,534	11,979	(3,445)	(29)
Cost of revenues	8,288	10,816	(2,528)	(23)
Gross profit	246	1,163	(917)	(79)
Operating expenses:
Selling and marketing expenses	245	451	(206)	(46)
General and administrative expenses	1,092	1,803	(711)	(39)
Research & Developing expenses	69	9	60	667
Operating income (loss)	(1,160)	(1,100)	(60)	5
Interest income (expense)	(116)	(157)	41	(26)
Other income (expense)	38	85	(47)	(55)
(Loss) income before tax	(1,238)	(1,172)	(66)	6
Income tax expense/(income)	(48)	(89)	41	(46)
Loss from continuing operations	(1,286)	(1,261)	(25)	2
Net (loss) income	(1,286)	(1,261)	(25)	2

Net Revenues. Our net revenues for the three months ended March 31, 2023 amounted to $8.53 million, which represents a decrease of approximately $3.45 million, or 29%, from $11.98 million for the three months ended March 31, 2022. This decrease was attributable to the disposal of the subsidiary Anhui Ansheng Petrochemical Equipment Co. Ltd. in December 2022.

Cost of Revenues. During the three months ended March 31, 2023, we experienced a decrease in cost of revenue of $2.53 million or 23%, in comparison to the three months ended March 31, 2023, from approximately $10.82 million to $8.29 million. This decrease was mainly due to the disposal of the subsidiary Anhui Ansheng Petrochemical Equipment Co. Ltd. in December 2022.

Gross Profit. Our gross profit decreased by $0.92 million, or 79% to $0.25 million for the three months ended March 31, 2023 from $1.16 million for the three months ended March 31, 2022. This decrease was mainly due to the aforementioned reasons, attributable to the disposal of the subsidiary Anhui Ansheng Petrochemical Equipment Co. Ltd. in December 2022.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased by $0,21 million, or 46%, to $0.25 million for the three months ended March 31, 2023 from $0.45 million for the three months ended March 31, 2022. The selling and marketing expenses mainly come from transportation and storage cost of $0.12 million and the sales staff salaries cost of $0.06 million.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $0.71 million from $1.80 million to approximately $1.09 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This expense decrease was mainly due to the disposal of the subsidiary Anhui Ansheng Petrochemical Equipment Co. Ltd. in December 2022. In addition to that, the main reason was the decline in third party service fees. The General and Administrative Expenses mainly come from third party service fees of $0.35 million; administrative staff salary costs of $0.17 million and depreciation; amortization expense of $0.29 million and other daily sporadic management costs.

Net Loss

Our net loss increased by $0.03 million, or 2%, to a net loss of $1.29 million for the three months ended March 31, 2023 from $1.26 million in net loss for the three months ended March 31, 2022. This increase was mainly due to losses of disposal of the subsidiary, Anhui Ansheng Petrochemical Equipment Co., Ltd.

Going Concern and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and operating and capital expenditure commitments. Our liquidity needs meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period in the fiscal period ended March 31, 2023, our primary sources of financing have been cash generated from operations.

As of March 31, 2023, we had cash and cash equivalents (including restricted cash) of $0.22 million and a working capital deficit of $6,536,923. For the three months ended March 31, 2023, we have incurred a net loss of $1,285,371. These factors raise substantial doubt on our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to finance our operations and working capital needs in 2023 from cash generated from operations and, if needed, private financings. Suppose available liquidity is insufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the three months ended March 31
(In thousands of U.S. dollars)	2023	2022
Net cash flows used in operating activities	498	(5,326)
Net cash flows used in investing activities	(23)	(148)
Net cash flows provided by financing activities	(238)	5,545

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2023 was approximately $0.5 million, while net cash used in operating activities for the same period in 2022 amounted to $5.33 million. Net Cash increase in operating activities was mainly due to a decrease of $ 1.93 million in prepayments and an increase of $4.53 million in other payables and accruals.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $0.02 million, representing a decrease of $0.13 million in net cash used in investing activities from $0.15 million for the same period of 2022.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023, was $0.24 million, representing a decrease of $5.79 million in net cash provided by financing activities from $5.55 million for the same period of 2022. This is mainly due to the repayment of related party loans, resulting in a change of approximately $1.09 million, and there was no issuance of common stock for cash transaction in 2023 as compared to the same period in 2022, leading to a difference of $7.00 million.

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements in conformity with the United States generally accepted accounting principles requires our management to make assumptions, estimates, and judgments that affect the amounts reported in the unaudited condensed consolidated financial statements, including the notes to that, and related disclosures of commitments contingencies, if any.

We consider our critical accounting policies to require the more significant judgments and estimates in preparing unaudited condensed consolidated financial statements, including those outlined in Note 2 to the unaudited condensed consolidated financial statements included herein.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Risk Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s registration statement on Form S3/A as filed with the SEC on April 18, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s registration statement Form S3/A as filed with the SEC on April 18, 2023.

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

PLANET GREEN HOLDINGS CORP.

Date: May 15, 2023	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.