Form 10-Q
period 2023-06-30
Planet Green Holdings Corp.
filed 2023-08-14
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

The number of outstanding shares of the registrant’s common stock as of August 14, 2023 was 72,081,930.

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

ii

PART I

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	“Anhui Ansheng” refers to Anhui Ansheng Petrochemical Equipment Co., Ltd., a company incorporated in China.

●	“Allinyson” refers to Allinyson Ltd., a company incorporated in the State of Colorado.

●	“Bless Chemical” refers to Bless Chemical Co., Ltd., a company incorporated in Hong Kong.

●	“Baokuan Hong Kong” refers to Baokuan Technology (Hong Kong) Limited, a company incorporated in Hong Kong.

●	“China” and “PRC” refer to the People’s Republic of China (excluding Hong Kong, Macau and Taiwan for the purposes of this report only).

●	“Fast Approach” refers to Fast Approach Inc., a corporation incorporated under the laws of Canada.

●	“Hubei Bulaisi” Refers to Hubei Bulaisi Technology Co., Ltd., a PRC limited liability company.
●	“Guangzhou Haishi” refers to Guangzhou Haishi Technology Co., Ltd., a PRC limited liability company.

●	“Jiayi Technologies” or “WFOE” refers to Jiayi Technologies (Xianning) Co., Ltd., a PRC limited liability company and a wholly foreign-owned enterprise, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co. Ltd.

●	“Jilin Chuangyuan” refers to Jilin Chuangyuan Chemical Co., Ltd., a PRC limited liability company.

●	“Jingshan Sanhe” refers to Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., a PRC limited company.

●	“Promising Prospect HK” refers to Promising Prospect HK Limited, formerly known as Lucky Sky Planet Green Holdings Co., Limited, a company incorporated in Hong Kong.

●	“Planet Green” refers to Planet Green Holdings Corp., a Nevada holding company.

●	“PLAG,” “we,” “us”, “our,” and the “Company” refer to Planet Green Holdings Corp., a Nevada corporation, and except where the context requires otherwise, our wholly-owned subsidiaries and VIEs.

●	“Promising Prospect BVI” refers to Promising Prospect Limited, formerly known as Planet Green Holdings Corporation, a British Virgin Islands company.

●	“RMB” refers to Renminbi, the legal currency of China.

●	“Shanghai Shuning” refers to Shanghai Shuning Advertising Co., Ltd., a PRC limited liability company.

●	“Shandong Yunchu” Refers to Shandong Yunchu Supply Chain Co., Ltd., a PRC limited liability company.

●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

●	“VIE” refers to variable interest entity.

●	“Xianning Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

●	“Shine Chemical” refers to Shine Chemical Co., Ltd., a company incorporated in British Islands.

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND DECEMBER 31, 2022

(Stated in US Dollars)

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Balance Sheets

 As of June 30, 2023 and December 31, 2022

(Stated in US Dollars)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$713,196	$93,487
Accounts receivable, net	2,848,954	2,996,638
Inventories	3,656,104	4,153,680
Advances to suppliers	8,338,014	5,417,449
Other receivables	441,491	413,315
Other receivables-related parties	1,181,534	180,578
Prepaid expenses	468,004	579,826
Total current assets	17,647,297	13,834,973

Non-current assets
Plant and equipment, net	20,776,498	22,569,125
Intangible assets, net	2,867,149	3,070,172
Construction in progress, net	43,344	33,260
Long-term investments	2,767,860	16,488,157
Goodwill[i]	4,724,698	4,724,699
Total non-current assets	31,179,549	46,885,413

Total assets	$48,826,846	$60,720,386

Liabilities and Stockholders’ Equity
Current liabilities
Loans-current	3,459,825	3,589,582
Accounts payable	3,525,902	3,528,057
Advance from customers	3,833,263	2,624,070
Taxes payable	1,167,429	1,083,493
Other payables and accrued liabilities	4,805,964	4,412,833
Other payables-related parties	5,169,618	4,282,841
Deferred income	43,517	52,088
Total current liabilities	22,005,518	19,572,964

Non-current liabilities
other long-term liabilities	227,809	273,757
Loans-non-current	276,786	287,167
Total non-current liabilities	504,595	560,924

Total liabilities	$22,510,113	$20,133,888

Stockholders’ equity
Preferred stock: $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock: $0.001 par value, 200,000,000 shares authorized; 72,081,930 shares
Issued and outstanding as of June 30, 2023 and December 31, 2022	72,082	72,082
Additional paid-in capital	155,702,975	155,702,975
Accumulated deficit	(133,365,820)	(119,880,801)
Accumulated other comprehensive income	3,907,496	4,692,242

Total stockholders’ equity	$26,316,733	$40,586,498

Total liabilities and stockholders’ equity	$48,826,846	$60,720,386

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

For the Six Months Ended June 30, 2023 and 2022

(Stated in US Dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$4,573,443	$15,544,255	$13,107,735	$27,523,610
Cost of revenues	4,530,789	14,802,193	12,818,655	25,618,589
Gross profit	42,654	742,062	289,080	1,905,021

Operating expenses:
Selling and marketing expenses	242,718	483,639	487,437	934,881
General and administrative expenses	984,933	1,688,039	2,077,835	3,490,848
Research & Developing expenses	65,188	63,021	133,907	71,946
Total operating expenses	1,292,839	2,234,699	2,699,179	4,497,675

Operating loss	(1,250,185)	(1,492,637)	(2,410,099)	(2,592,654)

Other (expenses) income
Interest income	261	582	365	9,123
Interest expenses	(129,521)	(161,928)	(245,734)	(327,695)
Other income	62,483	219,777	101,198	319,288
Other expenses	(2,980)	(12,758)	(3,419)	(27,062)
Loss on disposal of equity investments	(10,848,632)	-	(10,848,632)	-
Total other (expenses) income	(10,918,389)	45,673	(10,996,222)	(26,346)

Loss before income taxes	(12,168,574)	(1,446,964)	(13,406,321)	(2,619,000)

Income tax expenses	(31,074)	(48,054)	(78,698)	(137,457)

Loss from operations	(12,199,648)	(1,495,018)	(13,485,019)	(2,756,457)

Net loss	(12,199,648)	(1,495,018)	(13,485,019)	(2,756,457)

Less: Net loss attributable to non-controlling interest	-	(10,171)	-	(41,833)

Net loss attributable to common shareholders	$(12,199,648)	$(1,484,847)	$(13,485,019)	$(2,714,624)

Net loss	(12,199,648)	(1,495,018)	(13,485,019)	(2,756,457)

Foreign currency translation adjustment	(1,116,356)	(2,018,037)	(784,746)	(1,851,882)

Total comprehensive loss	(13,316,004)	(3,513,055)	(14,269,765)	(4,608,339)

Less: Comprehensive loss attribute to non-controlling interest	-	(45,126)	-	(71,694)
Comprehensive loss attribute to common share holders	$(13,316,004)	$(3,467,929)	$(14,269,765)	$(4,536,645)

(Loss) earnings per common share - basic and diluted	$(0.17)	$(0.03)	$(0.19)	$(0.06)
Basic and diluted weighted average shares outstanding	72,081,930	54,165,263	72,081,930	48,043,041

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023 and 2022

(Stated in US Dollars)

					Accumulated
			Additional		Other	Non-
	Number of	Common	Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Deficit	Income	Interests	Total

Balance, March 31, 2022	42,581,930	$42,582	$137,324,482	$(95,302,160)	$7,872,119	$1,974,044	$51,911,067
Net loss	-	-	-	(1,484,847)	-	(10,171)	(1,495,018)
Issuance of common stock for cash	10,000,000	10,000	4,090,000	-	-	-	4,100,000
Issuance of shares for acquisition	7,500,000	7,500	7,422,000	-	-	-	7,429,500
Acquiring non-controlling interests	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(1,983,082)	(34,955)	(2,018,037)
Balance, June 30, 2022	60,081,930	$60,082	148,836,482	$(96,787,007)	$5,889,037	$1,928,918	$59,927,512

Balance, March 31, 2023	72,081,930	$72,082	155,702,975	$(121,166,172)	$5,023,852	$-	$39,632,737
Net loss	-	-	-	(12,199,648)	-	-	(12,199,648)
Foreign currency translation adjustment	-	-	-	-	(1,116,356)	-	(1,116,356)
Balance, June 30, 2023	72,081,930	$72,082	$155,702,975	$(133,365,820)	$3,907,496	$-	$26,316,733

See Accompanying Notes to the Financial Statements

					Accumulated
			Additional		Other	Non-
	Number of	Common	Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Deficit	Income	Interests	Total
Balance, January 1, 2022	35,581,930	$35,582	$133,232,224	$(94,072,383)	$7,711,057	$4,349,870	$51,256,350
Net loss	-	-	-	(2,714,624)	-	(41,833)	(2,756,457)
Issuance of common stock for cash	17,000,000	17,000	11,083,000	-	-	-	11,100,000
Issuance of shares for acquisition	7,500,000	7,500	7,422,000	-	-	-	7,429,500
Acquiring non-controlling interests	-	-	(2,900,742)	-	-	(2,349,258)	(5,250,000)
Foreign currency translation adjustment	-	-	-	-	(1,822,020)	(29,861)	(1,851,881)
Balance, June 30, 2022	60,081,930	$60,082	148,836,482	$(96,787,007)	$5,889,037	$1,928,918	$59,927,512

Balance, January 1, 2023	72,081,930	$72,082	155,702,975	$(119,880,801)	$4,692,242	$-	$40,586,498
Net loss	-	-	-	(13,485,019)	-	-	(13,485,019)
Foreign currency translation adjustment	-	-	-	-	(784,746)	-	(784,746)
Balance, June 30, 2023	72,081,930	$72,082	155,702,975	$(133,365,820)	$3,907,496	$-	$26,316,733

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Stated in US Dollars)

	2023	2022
CASH FLOWS FROM OPFRATING ACTIVITIFS:
Net loss	$(13,485,019)	$(2,756,457)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	1,038,757	668,368
Amortization	60,314	61,899
Amortization of operating lease right-of-use assets	-	241,977
Impairment of equipment	-	(42,940)
Loss on disposal of equity investments	10,848,632	-
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Note and account receivables, net	48,800	1,473,632
Inventories	362,305	(488,672)
Prepayments and deposit	(3,248,171)	(2,785,597)
Other receivables	(41,407)	(320,618)
Accounts payables	-	293,893
Advance from customer	1,357,209	(713,573)
Other payables and accruals	576,796	(3,740,790)
Taxes payable	249,706	154,774
Deferred income	(8,032)	(11,680)
Lease liability	-	(234,566)
Net cash used in operating activities	(2,240,110)	(8,200,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(20,857)	-
Purchase of long-term investment	-	(4,100,000)
Proceeds from diposal of equity method investments	2,770,000	-
Net increase in cash from acquisition subsidiaries	-	246,322
Net cash (used in) provided by investing activities	2,749,143	(3,853,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short-term loan	-	(574,175)
Payments of long-term loan	(39,521)	-
Changes in related party balances, net	73,426	(139,482)
Proceeds from issuance of common stock	-	11,100,000
Net cash provided by financing activities	33,905	10,386,343

Net increase in cash and cash equivalents	542,938	(1,667,685)

EFFECT OF EXCHANGE RATE ON CASH	76,771	914,974

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	93,487	1,131,408

CASH AND CASH EQUIVALENTS AT END OF YEAR	$713,196	$378,697

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$365	$9,123
Interest paid	$245,734	$327,695

NON-CASH TRANSACTIONS
Operating lease right-of-use assets	$-	$351,040
Issuance of shares for acquisition	$-	$7,429,500

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND DECEMBER 31, 2022
(Stated in US Dollars)

1.	Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”) is a holding company incorporated in the State of Nevada. The Company is engaged in various businesses through our subsidiaries and variable interest entities in China.

The accompanying unaudited condensed consolidated financial statements reflect the activities of Planet Green Holdings Corp. and each of the following entities:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
Promising Prospect BVI Limited	The British Virgin Islands	100	$10,000
Promising Prospect HK Limited	Hong Kong	100	1
Jiayi Technologies (Xianning) Co., Ltd.	PRC	100	2,000,000
Fast Approach Inc.	Canada	100	79
Shanghai Shuning Advertising Co., Ltd. (a subsidiary of Fast Approach)	PRC	100	-
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.	PRC	100	4,710,254
Xianning Bozhuang Tea Products Co., Ltd.	PRC	100	6,277,922
Jilin Chuangyuan Chemical Co., Ltd.	PRC	VIE	9,280,493
Bless Chemical Co., Ltd (a subsidiary of Shine Chemical)	Hong Kong	100	10,000
Hubei Bryce Technology Co., Ltd. (a subsidiary of Bless Chemical)	PRC	100	30,000,000
Shandong Yunchu Supply Chain Co., Ltd.	PRC	100	5,000,000
Allinyson Ltd.	The State of Colorado	100	100,000
Shine Chemical Co., Ltd.	The British Virgin Islands	100	8,000
Guangzhou Haishi Technology Co., Ltd.	PRC	100	156,250
Baokuan Technology (Hongkong) Limited	Hong Kong	100	1,250

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

On June 5, 2020, the Promising Prospect BVI Limited acquired all of the outstanding equity interests of Fast Approach Inc. Fast Approach was incorporated under Canada’s laws and run the operation of a demand-side platform and on-line advertising business.

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

On August 1, 2021, Jiayi Technologies (Xianning) Co., Ltd. has terminated the VIE agreements with Xianning Bozhuang Tea Products Co., Ltd. and acquired 100% equity of Xianning Bozhuang Tea Products Co., Ltd. As a result, Xianning Bozhuang Tea Products Co., Ltd became the wholly-owned subsidiaries of the Jiayi Technologies (Xianning) Co., Ltd.

On August 3, 2021, the Planet Green Holding Corp acquired all shares issued and outstanding of Shine Chemical Co., Ltd. As a result, Shine Chemical Co., Ltd, Bless Chemical Co., Ltd. and Hubei Bryce Technology Co., Ltd. became the wholly-owned subsidiaries of the Planet Green Holding Corp.

On September 1, 2021, Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd has changed its major shareholder from Mr. Feng Chao to Hubei Bryce Technology Co., Ltd and Hubei Bryce Technology Co., Ltd has hold 85% shares of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. after the change of shareholders.

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

Consolidation of Variable Interest Entity

On March 9, 2021, through Jiayi Technologies (Xianning) Co., Ltd., formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., the Company entered into exclusive VIE agreements (“VIE Agreements”) with Jilin Chuangyuan Chemical Co., Ltd., as well as its shareholders, which gave the Company the ability to substantially influence those companies’ daily operations and financial affairs and appoint their senior executives. The Company is considered the primary beneficiary of these operating companies, and it consolidates their accounts as VIEs.

On July 15, 2021 through Jiayi Technologies (Xianning) Co., Ltd., formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., the Company entered into exclusive VIE agreements (“VIE Agreements”) with Anhui Ansheng Petrochemical Equipment Co., Ltd., as well as its shareholders, which gave the Company the ability to substantially influence those companies’ daily operations and financial affairs and appoint its senior executives. The Company is considered the primary beneficiary of these operating companies, and it consolidates their accounts as VIEs.

On August 1, 2021, Jiayi Technologies (Xianning) Co., Ltd. has terminated the VIE agreements with Xianning Bozhuang Tea Products Co., Ltd.

On December 16, 2022, Jiayi Technologies (Xianning) Co., Ltd. terminated the VIE agreements with Xiaodong Cai and Anhui Ansheng Petrochemical Equipment Co., Ltd.

Each of the VIE Agreements is described in detail below:

Consultation and Service Agreement

Under the Consultation and Service Agreement, WFOE has the exclusive right to provide consultation and services to the operating entities in China in business management, human resource, technology, and intellectual property rights. WFOE exclusively owns any intellectual property rights arising from the performance of this Consultation and Service Agreement. The service fees and payment terms can be amended by mutual agreement by the WFOE and operating companies based on the circumstances of the implementation of this agreement. The duration of the Consultation and Service Agreement is 30 years. WFOE may terminate this agreement at any time by giving 30 day’s prior written notice.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $13,485,019 for the six months ended June 30, 2023. As of June 30, 2023, the Company had an accumulated deficit of $133,365,820, cash and cash equivalents of $713,196, working capital deficit of $4,358,221; its net cash used in operating activities for the six months ended June 30, 2023 was $2,240,110.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2023, the Company had cash and cash equivalents (including restricted cash) of $713,196 compared to $93,487 as of December 31, 2022.

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

	06/30/2023	12/31/2022	06/30/2022
Period-end US$: CAD$ exchange rate	1.3205	1.3554	1.2892
Period-end US$: RMB exchange rate	7.2258	6.9646	6.7114
Period-end US$: HK exchange rate	7.8373	7.7967	7.8464
Period average US$: CAD$ exchange rate	1.348	1.3012	1.2719
Period average US$: RMB exchange rate	6.9291	6.7261	6.4835
Period average US$: HK exchange rate	7.8387	7.831	7.8254

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

In August 2021, the FASB issued ASU 2021-08, which requires entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments also improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The adoption did not have significant impact on the Company’s unaudited condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Variable Interest Entity (“VIE”)

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. If any, the variable interest holder with a controlling financial interest in a VIE is deemed the primary beneficiary and must consolidate the VIE. PLAG WOFE is deemed to have the controlling financial interest and be the primary beneficiary of Jilin Chuangyuan Chemical Co., Ltd. because it has both of the following characteristics:

1)	The power to direct activities at Jilin Chuangyuan Chemical Co., Ltd. that most significantly impact such entity’s economic performance, and

2)	The obligation to absorb losses and the right to receive benefits from Jilin Chuangyuan Chemical Co., Ltd. that could potentially be significant to such entity. Under the Contractual Arrangements, Jilin Chuangyuan Chemical Co., Ltd. pay service fees equal to all of its net income to PLAG WFOE. At the same time, PLAG WFOE is obligated to absorb all of the Jilin Chuangyuan Chemical Co., Ltd.’s losses. The Contractual Arrangements are designed to operate Jilin Chuangyuan Chemical Co., Ltd. for the benefit of PLAG WFOE and ultimately, the Company. Accordingly, the accounts of Jilin Chuangyuan Chemical Co., Ltd. are consolidated in the accompanying consolidated financial statements. In addition, those financial positions and results of operations are included in the Company’s consolidated financial statements.

The carrying amount of VIE’s consolidated assets and liabilities are as follows：

	6/30/2023	12/31/2022
Assets
Current assets
Cash and cash equivalents	$102,540	$39,815
Accounts receivable, net	643,704	730,341
Inventories	600,538	947,466
Advances to suppliers	300,332	187,708
Other receivables	60,193	65,531
Inter company receivable	1,522,323	1,579,416
Total current assets	3,229,630	3,550,277

Non-current assets
Plant and equipment, net	8,278,361	9,115,598
Intangible assets, net	1,839,957	1,932,386
Construction in progress, net	20,205	20,963
Total non-current assets	10,138,523	11,068,947

Total assets	$13,368,153	$14,619,224

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$3,459,825	$3,589,582
Accounts payable	435,323	540,371
Advance from customers	15,613	14,395
Taxes payable	8,360	18,005
Other payables and accrued liabilities	3,238,256	2,590,572
Intercompany Payable	2,971,380	3,082,819
Other payables-related parties	1,286,262	1,535,974
Long term payable-current portion	197,517	287,167
Deferred income	28,371	37,332
Total current liabilities	11,640,907	11,696,217

Non-current liabilities
Long-term payables	276,786	244,245
Total non-current liabilities	276,786	244,245

Total Liabilities	11,917,693	11,940,462

Paid-in capital	9,280,493	9,280,493
Statutory Reserve	29,006	29,006
Accumulated deficit	(6,955,808)	(5,775,895)
Accumulated other comprehensive income	(903,231)	(854,842)
Total stockholders’ equity	1,450,460	2,678,762

Total liabilities and stockholders’ equity	$13,368,153	$14,619,224

The summarized operating results of the VIE’s are as follows:

	06/30/2023	06/30/2022
Operating revenues	$4,286,828	$8,091,841
Gross profit	(142,868)	1,483,992
Income (loss) from operations	(1,179,913)	(194,189)
Net income (loss)	(1,179,913)	(384,035)

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

Acquisition of Shandong Yunchu Trading Co., Ltd.

On December 9, 2021, the Company and its wholly-owned subsidiary Jiayi Technologies (Xianning) Co., Ltd., formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., entered into a Share Exchange Agreement with Shandong Yunchu Supply Chain Co., Ltd., and each of shareholders of Shandong Yunchu Supply Chain Co., Ltd. The Company issued an aggregate of 5,900,000 shares of common stock to the equity holders of Shandong Yunchu Supply Chain Co., Ltd. for the transfer to 100% of the equity interest of Shandong Yunchu Supply Chain Co., Ltd. to the Jiayi Technologies (Xianning) Co., Ltd.

The Company’s acquisition of Shandong Yunchu Supply Chain Co., Ltd. was accounted for as a business combination following ASC 805. The Company has allocated the purchase price of Shandong Yunchu Supply Chain Co., Ltd. based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities taken at the acquisition date following the business combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed, and intangible assets identified as of the acquisition date and considered several other available factors. Acquisition-related costs incurred for the acquisitions are not material and expensed as incurred in general and administrative expenses.

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

On December 12, 2022, the Company disposed of the interest held of Anhui Ansheng Petrochemical Equipment Co., Ltd.

Acquisition of Allinyson Ltd.

On April 8, 2022, Planet Green Holdings Corp. (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Allinyson Ltd., and each of shareholders of Allinyson Ltd. The Company issued an aggregate of 7,500,000 shares of common stock to the equity holders of Allinyson Ltd. for the transfer to 100% of the equity interest of Allinyson Ltd. to the Company.

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

	06/30/2023	12/31/2022
Trade accounts receivable	$3,202,014	$3,362,939
Less: Allowance for doubtful accounts	(353,060)	(366,301)
	$2,848,954	$2,996,638
Allowance for doubtful accounts
Beginning balance:	(366,301)	(1,662,516)
Additions to allowance	-	(64,899)
Bad debt written-off	13,241	1,361,114
Ending balance	$(353,060)	$(366,301)

6. Advances and Prepayments to Suppliers

Prepayments include advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	06/30/2023	12/31/2022
Payment to suppliers and vendors	$8,338,014	5,417,449

7. Inventories

Inventories consisted of the following as of June 30, 2023 and December 31, 2022

	06/30/2023	12/31/2022
Raw materials	$1,788,960	$1,965,389
Inventory of supplies	-	-
Work in progress	1,365,967	1,455,229
Finished goods	693,176	932,261
Allowance for inventory reserve	(191,999)	(199,199)
Total	$3,656,104	$4,153,680

8. Plant and Equipment

Plant and equipment consisted of the following as of June 30, 2023 and December 31, 2022:

	06/30/2023	12/31/2022
At Cost:
Buildings	$19,211,285	$19,924,811
Machinery and equipment	10,924,467	11,322,085
Office equipment	739,710	765,413
Motor vehicles	1,412,259	1,465,225
	32,287,721	33,477,534
Less: Impairment	(731,758)	(759,201)
Less: Accumulated depreciation	(10,779,465)	(10,149,207)
	20,776,498	22,569,125
Construction in progress	43,344	33,260
	$20,819,842	$22,602,385

Depreciation expense for the six months ended June 30, 2023 and 2022 was $630,258 and $668,368, respectively.

9. Intangible Assets

	06/30/2023	12/31/2022
At Cost:
Land use rights	2,941,428	3,051,744
Software licenses	68,218	67,464
Trademark	883,817	916,963
	$3,893,463	$4,036,171
Less: Accumulated amortization	(1,026,314)	(966,000)
Net intangible assets	$2,867,149	$3,070,171

Amortization expense for the six months ended June 30, 2023 and 2022 was $60,314 and $61,899 respectively.

10. Long-term Investment

The Company entered into an investment agreement with Xianning Xiangtian Energy Holdings Group Co., Ltd. to acquire 40% of the equity interests in the company, with total consideration of $13.62 million, which was paid in 2022. The investment was accounted for under the equity method because the Company can exercise significant influence over the company as the investee but does not own a majority of the equity interests in or control the company. On June 27, 2023, the investment which the balance was $13.62 million, was completely disposed of with a total consideration of $2.77 million, resulting in the total loss of $10.85 million.

In September 2019, the Company made an initial investment of $2.91 million in return for a limited partner interest in Shandong Ningwei New Energy Technology Co., Ltd. The Company accounted for the investment using the cost method, as the investment did not have a readily determinable fair value.

As of June 30, 2023 and December 31, 2022, the balance of long term investment was $2,767,860 and $16,488,157.

11. Other Payable

As of June 30, 2023 and December 31, 2022, the balance of other payable was $4,805,964 and $4,412,833. Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

12. Advance from Customer

For our operation, the proceeds received from sales are initially recorded as advances from customers, which was usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of June 30, 2023, and December 31, 2022, the outstanding balance of the advance from customers was $3,833,263 and $2,624,070 respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the following reporting period.

13. Related Parties Transaction

As of June 30, 2023 and December 31, 2022, the outstanding balance due from related parties was $1,181,534 and $180,578, respectively. Significant related parties comprised much of the total outstanding balance as of June 30, 2023 are stated below:

The outstanding balance of $291,221 was due from Mr. Chen Xing, the management of the Shandong Yunchu;

The outstanding balance of $417,005 was due from Mr. Xiong Haiyan, the management of the Jingshan Sanhe;

The outstanding balance of $452,219 was due from Mr. Bin Zhou, Chief Executive Officer and Chairman of the Company;

The outstanding balance of $21,088 was due from Mr. Lu Jun, the management of the Jingshan Sanhe.

These above nontrade receivables arising from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand.

As of June 30, 2023 and December 31, 2022, the outstanding balance due to related parties was $5,169,618 and $4,282,841, respectively. Significant parties comprised much of the total outstanding balance as of June 30, 2023 are stated below:

The outstanding balance of $1,177,733 was due to Anhui Ansheng Petrochemical Equipment Co. Ltd., a former subsidiary of the company.

The outstanding balance of $950,760 was due to Ms. Yan Yan, the spouse of the legal representative of Jilin Chuangyuan Chemical Co., Ltd.;

The outstanding balance of $854,649 was due to Mr. Bin Zhou, Chief Executive Officer and Chairman of the Company;

The outstanding balance of $238,627 was due to Meihekou Chuangtai Chemical Co. Ltd., which has the same legal representative, Chen Yongsheng, as the subsidiary of Jilin Chuangyuan Chemical Co., Ltd.

The outstanding balance of $1,947,849 was due to a couple of executives of the subsidiaries of the Company;

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

	Ansheng	Baokuan	JLCY	SDYC
Balance as of December 31, 2021	$1,026,337	$-	$3,191,897	$4,724,698
Goodwill acquired	-	7,193,965	-	-
Goodwill impairment	-	(7,193,965)	(3,191,897)	-
Disposal of subsidiaries	(1,026,337)	-	-	-
Balance as of December 31, 2022	$-	$-	$-	$4,724,698
Goodwill acquired	-	-	-	-
Goodwill impairment	-	-	-	-
Balance as of June 30, 2023	$-	$-	$-	$4,724,698

15.	Bank Loans

The outstanding balances on bank loans consisted of the following:

Lender	Maturities	Weighted average interest rate	06/30/2023	12/31/2022
Rural Credit Cooperatives of Jilin Province, Jilin Branch	Due in November 2023	7.83%	3,459,825	3,589,582

Buildings and land use rights in the amount of $10,178,520 are used as collateral for Jilin Branch. The short-term bank loan which is denominated in Renminbi was primarily obtained for general working capital.

Interest expense for the six months ended June 30, 2023 and 2022 was $ 135,452 and $208,280 respectively.

16. Equity

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

As of June 30, 2023, there were 72,081,930 shares of common stock outstanding.

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

Significant components of the income tax expense consisted of the following for the three months ended June 30, 2023 and 2022:

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the six months ended June 30, 2023 and 2022:

	06/30/2023	06/30/2022
Loss attributed to PRC operations	$(1,888,363)	$(1,237,271)
Loss attributed to U.S. operations	(11,560,992)	(749,058)
Loss attributed to Canada operations	43,034	(330,158)
Income attributed to BVI & Hong Kong operations	-	(302,513)
Loss before tax	$(13,406,321)	$(2,619,000)

PRC Statutory Tax at 25% Rate	(472,091)	(309,318)
Effect of tax exemption granted	-	-
Valuation allowance	550,789	446,775
Income tax	$78,698	$137,457
Per Share Effect of Tax Exemption
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	72,081,930	48,043,041
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows as of June 30, 2023 and 2022:

	06/30/2023	06/30/2022
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Non-recognized deferred tax benefits in the PRC	(25.59)%	(19.75)%
The Company’s effective tax rate	0.59%	5.25%

18. Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the six months ended
	June 30,
	2023	2022
Loss from operations attributable to common stockholders	$(13,485,019)	$(2,714,624)

Basic and diluted (loss) earnings per share denominator:
Original Shares at the beginning:	72,081,930	35,581,930
Additions from Actual Events – issuance of common stock for cash	-	8,961,111
Additions from Actual Events – issuance of common stock for acquisition	-	3,500,000
Additions from Actual Events – issuance of common stock for stock compensation	-	-
Basic Weighted Average Shares Outstanding	72,081,930	48,043,041

(Loss) income per common shareholders - Basic and diluted	$(0.19)	$(0.06)
Basic and diluted weighted average shares outstanding	72,081,930	48,043,041

19. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2023 and 2022.

	For the period ended
Customers	June 30, 2023		June 30, 2022
	Amount $	%	Amount $	%
A	2,536,866	19
B	1,342,227	10
C	-	-

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the six months ended June 30, 2023 and 2022.

	For the years ended
Suppliers	June 30, 2023		June 30, 2022
	Amount $	%	Amount $	%
A	2,738,879	22	8,883,111	31
B	2,225,440	18	4,474,624	16
C	1,664,699	14	3,559,645	12
D	1,200,986	10	3,542,714	12

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

We are headquartered in Flushing, New York City. After a series of acquisitions and dispositions during the past three years, our primary business, which is carried out by Shandong Yunchu, Jingshan Sanhe, Jilin Chuangyuan, Fast Approach Inc., Allinyson Ltd. and Xianning Bozhuang, is:

●	Tea products cultivation, packaging, and sales;

●	To sell high-grade synthetic fuel products;

●	To distribute beef and mutton products;

●	To sell formaldehyde, urea-formaldehyde glue, methylal, and clean fuel oil;

●	Online advertising services and mobile games.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022.

The following discussion should be read in conjunction with the company’s unaudited condensed consolidated financial statement for the three months ended June 30, 2023, and 2022 and related notes to that.

	Three months ended		Increase /	Increase /
	June 30,		Decrease	Decrease
(In Thousands of USD)	2023	2022	($)	(%)
Net revenues	4,573	15,544	(10,971)	(71)
Cost of revenues	4,531	14,802	(10,271)	(69)
Gross profit	42	742	(700)	(94)
Operating expenses:
Selling and marketing expenses	243	484	(241)	(50)
General and administrative expenses	985	1,688	(703)	(42)
Research & Developing expenses	65	63	2	3
Operating income (loss)	(1,251)	(1,493)	242	(16)
Interest income (expense)	(129)	(161)	32	(20)
Other income (expense)	60	207	(147)	(71)
Loss on disposal of equity investments	(10,849)	-	(10,849)	N/A
(Loss) income before tax	(12,169)	(1,447)	(10,722)	741
Income tax expense/(income)	(31)	(48)	17	(35)
Net (loss) income	(12,200)	(1,495)	(10,705)	716

Net Revenues. Our net revenues for the three months ended June 30, 2023 amounted to $4.57 million, which represents a decrease of approximately $10.97 million, or 71%, from $15.54 million for the three months ended June 30, 2022. This decrease was attributable to a mixture of effects: the continued adverse impact of the COVID-19 pandemic on the Company, which resulted in lower revenue per subsidiary compared to the same period last year and the disposal of subsidiary Anhui Ansheng in December 2022.

Cost of Revenues. During the three months ended June 30, 2023, we experienced a decrease in cost of revenue of $10.27 million or 69%, in comparison to the three months ended June 30, 2022, from approximately $14.80 million to $4.53 million. This decrease was mainly due to the decrease in the revenue in the current three months period compared to the same period in 2022 and the disposal of the subsidiary Anhui Ansheng in December 2022.

Gross Profit. As a result of the foregoing our gross profit decreased by $0.70 million, or 94% to $42k for the three months ended June 30, 2023 from $0.74 million for the three months ended June 30, 2022.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased by $0.24 million, or 50%, to $0.24 million for the three months ended June 30, 2023 from $0.48 million for the three months ended June 30, 2022. The selling and marketing expenses mainly come from transportation and storage cost and the sales staff salaries cost decline.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $0.71 million from $1.69 million to approximately $0.98 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This expense decrease was mainly due to kinds of expenses controlled and the disposal of the Anhui Ansheng in December 2022, where the corresponding administrative staff salary costs, the depreciation, the amortization expense and other management costs decreased comparing with the same period in the previous year.

Net Loss

Our net loss increased by $10.71 million, or more than 100%, to a net loss of $12.20 million for the three months ended June 30, 2023 from $1.50 million in net loss for the three months ended June 30, 2022. This increase was mainly due to losses of disposal of an equity investment in Xianning Xiangtian Energy Holdings Group Co., Ltd. For details, please refer to note 10 lone-term investments.

Six Months Ended June 30, 2023 Compared to Six months Ended June 30, 2022.

The following discussion should be read in conjunction with the company’s unaudited condensed consolidated financial statement for the six months ended June 30, 2023, and 2022 and related notes to that.

	Six months ended		Increase /	Increase /
	June 30,		Decrease	Decrease
(In Thousands of USD)	2023	2022	($)	(%)
Net revenues	13,108	27,524	(14,416)	(52)
Cost of revenues	12,819	25,619	(12,800)	(50)
Gross profit	289	1,905	(1,616)	(85)
Operating expenses:
Selling and marketing expenses	487	935	(448)	(48)
General and administrative expenses	2,078	3,491	(1,413)	(40)
Research & Developing expenses	134	71	63	86
Operating income (loss)	(2,410)	(2,592)	182	(7)
Interest income (expense)	(245)	(319)	74	(23)
Other income (expense)	98	292	(194)	(66)
Loss on disposal of equity investments	(10,849)	-	(10,849)	N/A
(Loss) income before tax	(13,406)	(2,619)	(10,787)	412
Income tax expense/(income)	(79)	(137)	58	(42)
Net (loss) income	(13,485)	(2,756)	(10,729)	389

Net Revenues. Our net revenues for the six months ended June 30, 2023 amounted to $13.11 million, which represents a decrease of approximately $14.42 million, or 52%, from $27.52 million for the six months ended June 30, 2022. The main reasons please reference to the foregoing description about net revenues for the three months ended June 30, 2023

Cost of Revenues. During the six months ended June 30, 2023, we experienced a decrease in cost of revenue of $12.82 million or 50%, in comparison to the six months ended June 30, 2022, from approximately $25.62 million to $12.80 million. The main reasons please reference to the foregoing description about costs of revenues for the three months ended June 30, 2023.

Gross Profit. Our gross profit decreased by $1.62 million, or 85% to $0.29 million for the six months ended June 30, 2023 from $1.91 million for the six months ended June 30, 2022. This decrease was mainly due to the aforementioned reasons, attributable to the decrease in the revenue in the current six months period compared to the same period in 2022 and the disposal of the subsidiary Anhui Ansheng in December 2022.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased by $0.45 million, or 48%, to $0.49 million for the six months ended June 30, 2023 from $0.94 million for the six months ended June 30, 2022. The selling and marketing expenses mainly come from transportation and storage cost and the sales staff salaries cost decline.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $1.41 million from $3.49 million to approximately $2.08 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This expense decrease was mainly due to kinds of expenses controlled and the disposal of the subsidiary Anhui Ansheng in December 2022, the corresponding administrative staff salary costs, the depreciation, the amortization expense and other daily sporadic management costs decreased comparing with the same period in the previous year.

Net Loss

Our net loss increased by $11 million, or more than 100%, to a net loss of $13.49 million for the six months ended June 30, 2023 from $2.76 million in net loss for the six months ended June 30, 2022. This increase was mainly due to losses caused by the disposal of the equity investment in Xianning Xiangtian Energy Holdings Group Co., Ltd. For details, please refer to note 10 lone-term investments.

Going Concern and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and operating and capital expenditure commitments. Our liquidity needs meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period in the fiscal period ended June 30, 2023, our primary sources of financing have been cash generated from operations.

As of June 30, 2023, we had cash and cash equivalents (including restricted cash) of $0.72 million and a working capital deficit of $4,358,221. For the six months ended June 30, 2023, we have incurred a net loss of $13,485,019. These factors raise substantial doubt on our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to finance our operations and working capital needs in 2023 from cash generated from operations and, if needed, private financings. Suppose available liquidity is insufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the six months ended June 30
(In thousands of U.S. dollars)	2023	2022
Net cash flows used in operating activities	(2,240)	(8,200)
Net cash flows (used in) provided by investing activities	2,749	(3,854)
Net cash flows provided by financing activities	34	10,386

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was approximately $2.24 million, while net cash used in operating activities for the same period in 2022 amounted to $8.20 million. Net cash increase in operating activities was mainly due to the increase in advance from customers and other payables.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $2.75 million, representing an increase of $6.60 million in net cash provided by investing activities from $3.85 million for the same period of 2022.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $34,000, representing a decrease of $10.35 million in net cash provided by financing activities from $10.39 million for the same period of 2022.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

PLANET GREEN HOLDINGS CORP.

Date: August 14, 2023	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.