Form 10-Q
period 2023-09-30
Planet Green Holdings Corp.
filed 2023-11-14
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

The number of outstanding shares of the registrant’s common stock as of November 14, 2023 was 72,081,930.

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

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(Stated in US Dollars)

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2023 and December 31, 2022

(Stated in US Dollars)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$313,500	$93,487
Accounts receivable, net	2,771,347	2,996,638
Inventories	5,076,675	4,153,680
Advances to suppliers	8,314,422	5,417,449
Other receivables	361,872	413,315
Other receivables-related parties	769,427	180,578
Prepaid expenses	966,169	579,826
Total current assets	18,573,412	13,834,973

Non-current assets
Plant and equipment, net	20,453,897	22,569,125
Intangible assets, net	2,840,646	3,070,172
Construction in progress, net	43,622	33,260
Long-term investments	2,785,593	16,488,157
Goodwill	4,724,698	4,724,699
Total non-current assets	30,848,456	46,885,413

Total assets	$49,421,868	$60,720,386

Liabilities and Stockholders’ Equity
Current liabilities
Loans-current	$3,481,991	$3,589,582
Accounts payable	3,442,950	3,528,057
Advance from customers	4,677,016	2,624,070
Taxes payable	1,188,653	1,083,493
Other payables and accrued liabilities	4,545,063	4,412,833
Other payables-related parties	6,357,043	4,282,841
Deferred income	39,641	52,088
Total current liabilities	23,732,357	19,572,964

Non-current liabilities
other long-term liabilities	209,118	273,757
Loans-noncurrent	278,559	287,167
Total non-current liabilities	487,677	560,924

Total liabilities	$24,220,034	$20,133,888

Stockholders’ equity
Preferred stock: $0.001 par value, 5,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31,2022	-	-
Common stock: $0.001 par value, 200,000,000 shares authorized; 72,081,930 and 72,081,930 shares issued and outstanding as of September 30, 2023 and December 31,2022, respectively	72,082	72,082
Additional paid-in capital	155,702,975	155,702,975
Accumulated deficit	(134,644,946)	(119,880,801)
Accumulated other comprehensive income	4,071,723	4,692,242
Total stockholders’ equity	$25,201,834	$40,586,498

Total liabilities and stockholders’ equity	$49,421,868	$60,720,386

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Stated in US Dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$4,183,478	$10,264,434	$17,291,213	$37,788,044
Cost of revenues	3,834,083	9,566,309	16,652,738	35,184,898
Gross profit	349,395	698,125	638,475	2,603,146

Operating expenses:
Selling and marketing expenses	234,019	562,313	721,456	1,497,194
General and administrative expenses	1,179,676	2,166,074	3,257,511	5,656,922
Research & Developing expenses	61,985	79,031	195,892	150,977
Total operating expenses	1,475,680	2,807,418	4,174,859	7,305,093

Operating (loss) income	(1,126,285)	(2,109,293)	(3,536,384)	(4,701,947)

Other (expenses) income
Interest income	303	108	668	9,231
Interest expenses	(123,216)	(160,636)	(368,950)	(488,331)
Other income	6,390	20,230	107,588	339,518
Other expenses	(2,871)	(8,796)	(6,290)	(35,858)
Loss on disposal of equity investments	-	-	(10,848,632)	-
Total other (expenses) income	(119,394)	(149,094)	(11,115,616)	(175,440)

(Loss) income before income taxes	(1,245,679)	(2,258,387)	(14,652,000)	(4,877,387)

Income tax expenses	(33,447)	(37,644)	(112,145)	(175,101)

Net (loss) income	(1,279,126)	(2,296,031)	(14,764,145)	(5,052,488)

Less: Net (loss) income attributable to non-controlling interest	-	(139,895)	-	(181,728)

Net (loss) income attributable to common shareholders	$(1,279,126)	$(2,156,136)	$(14,764,145)	$(4,870,760)

Net (loss) income	(1,279,126)	(2,296,031)	(14,764,145)	(5,052,488)

Foreign currency translation adjustment	164,227	(1,713,581)	(620,519)	(3,565,463)

Total comprehensive (loss) income	(1,114,899)	(4,009,612)	(15,384,664)	(8,617,951)

Less: Comprehensive (loss) income attribute to non-controlling interest	-	(161,138)	-	(232,832)
Comprehensive (loss) income attribute to common share holders	$(1,114,899)	$(3,848,474)	$(15,384,664)	$(8,385,119)

(Loss) earnings per common share - basic and diluted	$(0.02)	$(0.03)	$(0.20)	$(0.09)

Basic and diluted weighted average shares outstanding	72,081,930	69,708,304	72,081,930	55,335,606

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

(Stated in US Dollars)

					Accumulated
			Additional		Other	Non-
	Number of	Common	Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Deficit	Income	Interests	Total
Balance, July 1, 2022	60,081,930	$60,082	$148,836,482	$(96,787,007)	$5,889,037	$1,928,918	$59,927,512
Net (loss) income	-	-	-	(2,156,136)	-	(139,895)	(2,296,031)
Issuance of shares for long-term investment	12,000,000	12,000	9,588,000	-	-	-	9,600,000
Acquiring non-controlling interests	-	-	(2,721,507)	-	-	(278,493)	(3,000,000)
Foreign currency translation adjustment	-	-	-	-	(1,692,339)	(21,243)	(1,713,582)
Balance, September 30, 2022	72,081,930	$72,082	155,702,975	$(98,943,143)	$4,196,698	$1,489,287	$62,517,899

Balance, July 1, 2023	72,081,930	$72,082	155,702,975	$(133,365,820)	$3,907,496	$-	$26,316,733
Net (loss) income	-	-	-	(1,279,126)	-	-	(1,279,126)
Foreign currency translation adjustment	-	-	-	-	164,227	-	164,227
Balance, September 30, 2023	72,081,930	$72,082	$155,702,975	$(134,246,166)	$4,071,723	$-	$25,201,834

See Accompanying Notes to the Financial Statements

					Accumulated
			Additional		Other	Non-
	Number of	Common	Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Deficit	Income	Interests	Total
Balance, January 1, 2022	35,581,930	$35,582	$133,232,224	$(94,072,383)	$7,711,057	$4,349,870	$51,256,350
Net (loss) income	-	-	-	(4,870,760)	-	(181,728)	(5,052,488)
Issuance of common stock for cash	17,000,000	17,000	11,083,000	-	-	-	11,100,000
Issuance of shares for acquisition	7,500,000	7,500	7,422,000	-	-	-	7,429,500
Issuance of shares for long-term investment	12,000,000	12,000	9,588,000	-	-	-	9,600,000
Acquiring non-controlling interests	-	-	(5,622,249)	-	-	(2,627,751)	(8,250,000)
Foreign currency translation adjustment	-	-	-	-	(3,514,359)	(51,104)	(3,565,463)
Balance, September 30, 2022	72,081,930	$72,082	155,702,975	$(98,943,143)	$4,196,698	$1,489,287	$62,517,899

Balance, January 1, 2023	72,081,930	$72,082	155,702,975	$(119,880,801)	$4,692,242	$-	$40,586,498
Net (loss) income	-	-	-	(14,365,365)	-	-	(14,764,145)
Foreign currency translation adjustment	-	-	-	-	(620,519)	-	(620,519)
Balance, September 30, 2023	72,081,930	$72,082	155,702,975	$(134,246,166)	$4,071,723	$-	$25,201,834

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Stated in US Dollars)

	2023	2022
CASH FLOWS FROM OPFRATING ACTIVITIFS:
Net (loss) income	$(14,764,145)	$(5,052,488)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	1,531,932	716,964
Amortization	140,790	56,931
Amortization of operating lease right-of-use assets	-	377,332
Impairment of equipment	-	(90,894)
Loss on disposal of equity investments	10,848,632	-
Changes in operating assets and liabilities:
Accounts receivable, net	142,602	2,020,575
Inventories	(1,072,128)	(420,971)
Prepayments and deposit	(3,351255)	169,187
Other receivables	39,975	221,050
Accounts payables	9,041	880,486
Advance from customer	2,067,118	(1,559,954)
Other payables and accruals	273,793	(7,437,104)
Taxes payable	(94,936)	184,151
Deferred income	(12,048)	(19,951)
Lease liability	-	(253,347)
Net cash provided by (used in) operating activities	(4,240,629)	(10,208,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(70,931)	-
Purchase of long-term investment	-	(3,517,590)
Proceeds from disposal of equity method investments	2,770,000	-
Net increase in cash from acquisition subsidiaries	-	246,322
Net cash provided by (used) in investing activities	2,699,069	(3,271,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short-term loan	-	(677,604)
Proceeds from long-term loans	(59,000)
Changes in related party balances, net	1,586,688	892,112
Proceeds from issuance of common stock	-	11,100,000
Net cash provided by (used in) financing activities	1,527,688	11,314,508

Net decrease in cash and cash equivalents	(13,872)	(2,164,792)

EFFECT OF EXCHANGE RATE ON CASH	233,885	1,344,480

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	93,487	1,131,408

CASH AND CASH EQUIVALENTS AT END OF YEAR	$313,500	$311,095

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$668	$9,231
Interest paid	$368,950	$488,331

NON-CASH TRANSACTIONS
Operating lease right-of-use assets	$-	$233,671
Issuance of shares for acquisition	$-	$7,429,500

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 AND December 31, 2022
(Stated in US Dollars)

1.	Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”) is a holding company incorporated in Nevada. The Company are engaged in various businesses through our subsidiaries and variable interest entities.

The accompanying unaudited condensed consolidated financial statements reflect the activities of Planet Green Holdings Corp. and each of the following entities:

		Attributable
	Place of	equity	Registered
Name of Company	incorporation	interest %	capital
Promising Prospect BVI Limited	The British Virgin Islands	100	$10,000
Promising Prospect HK Limited	Hong Kong	100	1
Jiayi Technologies (Xianning) Co., Ltd.	PRC	100	2,000,000
Fast Approach Inc.	Canada	100	79
Shanghai Shuning Advertising Co., Ltd. (a subsidiary of Fast Approach)	PRC	100	-
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.	PRC	100	4,710,254
Xianning Bozhuang Tea Products Co., Ltd.	PRC	100	6,277,922
Jilin Chuangyuan Chemical Co., Ltd.	PRC	VIE	9,280,493
Bless Chemical Co., Ltd. (a subsidiary of Shine Chemical)	Hong Kong	100	10,000
Hubei Bryce Technology Co., Ltd. (a subsidiary of Bless Chemical)	PRC	100	30,000,000
Shandong Yunchu Supply Chain Co., Ltd.	PRC	100	5,000,000
Allinyson Ltd.	The United States	100	100,000
Shine Chemical Co., Ltd.	The British Virgin Islands	100	8,000
Guangzhou Haishi Technology Co., Ltd.	PRC	100	156,250
Baokuan Technology (Hongkong) Limited	Hong Kong	100	1,250

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $14,365,365 for the nine months ended September 30, 2023. As of September 30, 2023, the Company had an accumulated deficit of $134,246,166, cash and cash equivalents of $313,500, working capital deficit of $4,769,328; its net cash used in operating activities for the nine months ended September 30, 2023 was $4,240,629.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of September 30, 2023, the Company had cash and cash equivalents (including restricted cash) of $313,500 compared to $93,487 as of December 31, 2022.

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

	09/30/2023	12/31/2022	09/30/2022
Period-end US$: CAD$ exchange rate	1.3406	1.3554	1.3631
Period-end US$: RMB exchange rate	7.1798	6.9646	7.0998
Period-end US$: HK exchange rate	7.8243	7.7967	7.8499
Period average US$: CAD$ exchange rate	1.3415	1.3012	1.2831
Period average US$: RMB exchange rate	7.0148	6.7261	6.6068
Period average US$: HK exchange rate	7.8335	7.831	7.8347

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

Recent Accounting Pronouncements,

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

The carrying amount of VIE’s consolidated assets and liabilities are as follows：

	9/30/2023	12/31/2022
Assets
Current assets
Cash and cash equivalents	$16,558	$39,815
Accounts receivable, net	306,023	730,341
Inventories	734,503	947,466
Advances to suppliers	411,086	187,708
Other receivables	63,752	65,531
Inter-company receivable	1,532,076	1,579,416
Prepaid expenses	8,120	-
Total current assets	3,072,118	3,550,277

Non-current assets
Plant and equipment, net	8,109,038	9,115,598
Intangible assets, net	1,840,385	1,932,386
Construction in progress, net	20,335	20,963
Total non-current assets	9,969,758	11,068,947

Total assets	$13,041,876	$14,619,224

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$3,481,991	$3,589,582
Accounts payable	590,899	540,371
Advance from customers	126,156	14,395
Taxes payable	(2,050)	18,005
Other payables and accrued liabilities	3,096,230	2,590,572
Intercompany Payable	2,990,418	3,082,819
Other payables-related parties	1,409,981	1,535,974
Long term payable-current portion	179,280	287,167
Deferred income	24,722	37,332
Total current liabilities	11,897,627	11,696,217

Non-current liabilities
Long-term payables	278,559	244,245
Total non-current liabilities	278,559	244,245

Total Liabilities	12,176,186	11,940,462

Paid-in capital	9,280,493	9,280,493
Statutory Reserve	29,006	29,006
Accumulated deficit	(7,549,428)	(5,775,895)
Accumulated other comprehensive income	(894,381)	(854,842)
Total stockholders’ equity	865,6690	2,678,762

Total liabilities and stockholders’ equity	$13,041,876	$14,619,224

The summarized operating results of the VIE’s are as follows:

	09/30/2023	09/30/2022
Operating revenues	$6,230,097	$12,579,725
Gross profit	(77,816)	1,931,426
Income (loss) from operations	(1,773,533)	(1,053,978)
Net income (loss)	(1,773,533)	(1,399,778)

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

	09/30/2023	12/31/2022
Trade accounts receivable	$3,126,670	$3,362,939
Less: Allowance for doubtful accounts	(355,323)	(366,301)
	$2,771,347	$2,996,638
Allowance for doubtful accounts
Beginning balance:	(366,301)	(1,662,516)
Additions to allowance	10,978	(64,899)
Bad debt written-off	-	1,361,114
Ending balance	$(355,323)	$(366,301)

6.	Advances and Prepayments to Suppliers

Prepayments include advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	09/30/2023	12/31/2022
Payment to suppliers and vendors	$8,314,422	5,417,449

7.	Inventories

Inventories consisted of the following as of September 30, 2023 and December 31, 2022

	09/30/2023	12/31/2022
Raw materials	$1,799,788	$1,965,389
Inventory of supplies	-	-
Work in progress	1,376,908	1,455,229
Finished goods	2,093,208	932,261
Allowance for inventory reserve	(193,229)	(199,199)
Total	$5,076,675	$4,153,680

8.	Plant and Equipment

Plant and equipment consisted of the following as of September 30, 2023 and December 31, 2022:

	09/30/2023	12/31/2022
At Cost:
Buildings	$19,339,471	$19,924,811
Machinery and equipment	11,024,151	11,322,085
Office equipment	747,349	765,413
Motor vehicles	1,421,308	1,465,225
	32,532,279	33,477,534
Less: Impairment	(736,446)	(759,201)
Less: Accumulated depreciation	(11,341,936)	(10,149,207)
	20,453,897	22,569,125
Construction in progress	43,622	33,260
	$20,497,519	$22,602,385

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $1,531,932 and $716,964, respectively.

9.	Intangible Assets

	09/30/2023	12/31/2022
At Cost:
Land use rights	2,960,275	3,051,744
Software licenses	67,534	67,464
Trademark	889,478	916,963
	$3,917,287	$4,036,171
Less: Accumulated amortization	(1,076,641)	(966,000)
Net intangible assets	$2,840,646	$3,070,171

Amortization expense for the nine months ended September 30, 2023 and 2022 was $140,790 and $56,931 respectively.

10.	Long-term Investment

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

As of September 30, 2023 and December 31, 2022, the balance of long term investment was $2,785,593 and $16,488,157.

11.	Other Payable

As of September 30, 2023 and December 31, 2022, the balance of other payable was $4,545,063 and $4,412,833. Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

12.	Advance from Customer

For our operation, the proceeds received from sales are initially recorded as advances from customers, which was usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of September 30, 2023, and December 31, 2022, the outstanding balance of the advance from customers was $4,677,016 and $2,624,070 respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the following reporting period.

13.	Related Parties Transaction

As of September 30, 2023 and December 31, 2022, the outstanding balance due from related parties was $769,427 and $180,578, respectively. Significant related parties comprised much of the total outstanding balance as of September 30, 2023 are stated below:

The outstanding balance of $293,087 was due from Mr. Chen Xing, the management of the Shandong Yunchu;

The outstanding balance of $455,117 was due from Mr. Bin Zhou, Chief Executive Officer and Chairman of the Company;

The outstanding balance of $21,223 was due from Mr. Lu Jun, the management of the Jingshan Sanhe.

These above nontrade receivables arising from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand.

As of September 30, 2023 and December 31, 2022, the outstanding balance due to related parties was $6,357,043 and $4,412,833, respectively. Significant parties comprised much of the total outstanding balance as of September 30, 2023 are stated below:

The outstanding balance of $1,177,765 was due to Anhui Ansheng Petrochemical Equipment Co. Ltd., a former subsidiary of the company.

The outstanding balance of $1,082,203 was due to Ms. Yan Yan, the spouse of the legal representative of Jilin Chuangyuan Chemical Co., Ltd.;

The outstanding balance of $959,839 was due to Mr. Bin Zhou, Chief Executive Officer and Chairman of the Company;

The outstanding balance of $1,143,507 was due to a couple of executives of the subsidiaries of the Company;

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

	Ansheng	Baokuan	JLCY	SDYC
Balance as of December 31, 2021	$1,026,337	$-	$3,191,897	$4,724,698
Goodwill acquired	-	7,193,965	-	-
Goodwill impairment	-	(7,193,965)	(3,191,897)	-
Disposal of subsidiaries	(1,026,337)	-	-	-
Balance as of December 31, 2022	$-	$-	$-	$4,724,698
Goodwill acquired	-	-	-	-
Goodwill impairment	-	-	-	-
Balance as of September 30, 2023	$-	$-	$-	$4,724,698

15.	Bank Loans

The outstanding balances on bank loans consisted of the following:

		Weighted
		average
Lender	Maturities	interest rate	09/30/2023	12/31/2022
Rural Credit Cooperatives of Jilin Province, Jilin Branch	Due in November 2023	7.83%	3,481,991	3,589,582
Tonghua Dongchang Yuyin Village Bank Co., LTD	Due in June 2025	8.00%	278,559	287,167

Buildings and land use rights in the amount of $10,178,520 are used as collateral for Jiling Branch. The short-term bank loan which is denominated in Renminbi was primarily obtained for general working capital.

The loan from Tonghua Dongchang Yuyin Village Bank, as a three-year long-term debt, was denominated in Renminbi and was primarily obtained for general working capital. On June 15, 2022, Mr. Chen Yongsheng and Mr. Cai Xiaodong pledged 28,465,000 stocks of Jilin Chuangyuan Chemical Co., Ltd. to the pledgee-Tonghua Dongchang Yuyin Village Bank. As the pledgee, Tonghua Dongchang Yuyin Village Bank shall have custody of these stocks, which accounted for approximately 71.43% of the total share during the entire Term of Pledge set forth in this Agreement. As of September 30, 2022, the Company completed the finance with equity in pledge.

Interest expense for the nine months ended September 30, 2023 and 2022 was $ 221,193 and $488,331 respectively.

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

As of September 30, 2023, there were 72,081,930 shares of common stock outstanding.

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

Additionally, the Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOLs and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to September 30, 2023 which the Company has foreign cumulative losses at September 30, 2023.

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

Significant components of the income tax expense consisted of the following for the three months ended September 30, 2023 and 2022:

All of the Company’s continuing operations are located in the PRC. The corporate income tax rate in the PRC is 25%.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the nine months ended September 30, 2023 and 2022:

	09/30/2023	09/30/2022
Loss attributed to PRC operations	$(3,203,789)	$(3,006,160)
Loss attributed to U.S. operations	(11,483,446)	(1,162,736)
Loss attributed to Canada operations	35,235	(277,383)
Income attributed to BVI & Hong Kong operations	-	(431,108)
Loss before tax	$(14,652,000)	$(4,877,387)

PRC Statutory Tax at 25% Rate	(800,947)	(751,540)
Effect of tax exemption granted	-	-
Valuation allowance	913,092	926,641
Income tax	$112,145	$175,101
Per Share Effect of Tax Exemption
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	72,081,930	55,335,606
Per share effect	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows as of September 30, 2023 and 2022:

	09/30/2023	09/30/2022
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Non-recognized deferred tax benefits in the PRC	(25.77)%	(21.40)%
The Company’s effective tax rate	(0.77)%	(0.04)%

18.	Earnings/(Loss) Per Share

Components of basic and diluted earnings per share were as follows:

	For the nine months ended
	September 30,
	2023	2022
Loss from operations attributable to common stockholders	$(14,764,145)	$(4,870,760)

Basic and diluted (loss) earnings per share denominator:
Original Shares at the beginning:	72,081,930	35,581,930
Additions from Actual Events – issuance of common stock for cash	-	11,680,147
Additions from Actual Events – issuance of common stock for acquisition	-	4,852,941
Additions from Actual Events – issuance of common stock for investment	-	3,220,588
Basic Weighted Average Shares Outstanding	72,081,930	55,335,606

(Loss) income per common shareholders - Basic and diluted	$(0.20)	$(0.09)
Basic and diluted weighted average shares outstanding	72,081,930	55,335,606

19.	Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2023 and 2022.

	For the period ended
Customers	30-September-23		30-September-22
	Amount $	%	Amount $	%
A	2,868,854	20	-	-
B	1,814,561	13	-	-
C	1,385,955	10	-	-

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the nine months ended September 30, 2023 and 2022.

	For the period ended
Suppliers	30- September -23		30- September -22
	Amount $	%	Amount $	%
A	4,369,675	30	8,857,285	21
B	2,309,332	16	6,281,237	15
C	1,961,289	13	6,161,585	15
D	1,628,062	11	5,752,312	14

20.	Risks

A.	Credit risk

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

On October 10, 2023, Planet Green Holdings Corp. announced that its subsidiary Allinyson Ltd. has achieved a one-year-term groundbreaking strategic partnership with MetaMind AI Limited (“MetaMind”), aiming to revolutionize the landscape of artificial intelligence (AI) technology services. This collaboration, established through a Cooperation Agreement, is set to drive innovation and propel both companies into the forefront of the AI industry.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022.

The following discussion should be read in conjunction with the company’s unaudited condensed consolidated financial statement for the three months ended September 30, 2023, and 2022 and related notes to that.

	Three months ended		Increase /	Increase /
	September 30,		Decrease	Decrease
(In Thousands of USD)	2023	2022	($)	(%)
Net revenues	4,183	10,264	(6,081)	(59)
Cost of revenues	3,834	9,566	(5,732)	(60)
Gross profit	349	698	(349)	(50)
Operating expenses:
Selling and marketing expenses	234	562	(328)	(58)
General and administrative expenses	1,179	2,166	(987)	(46)
Research & Developing expenses	62	79	(17)	(22)
Operating income (loss)	(1,126)	(2,109)	983	(47)
Interest income (expense)	(123)	(161)	38	24
Other income (expense)	4	11	(7)	(64)
(Loss) income before tax	(1,245)	(2,258)	1,013	(45)
Income tax expense/(income)	(33)	(38)	5	(13)
Net (loss) income	(1,278)	(2,296)	1,018	(44)

Net Revenues. Our net revenues for the three months ended September 30, 2023 amounted to $4.18 million, which represents a decrease of approximately $6.08 million, or 59%, from $10.26 million for the three months ended September 30, 2022. This decrease was attributable to a mixture of effects: the continued adverse impact of the COVID-19 pandemic on the Company, which resulted in lower revenue per subsidiary compared to the same period last year and the disposal of subsidiary Anhui Ansheng in December 2022.

Cost of Revenues. During the three months ended September 30, 2023, we experienced a decrease in cost of revenue of $5.73 million or 60%, in comparison to the three months ended September 30, 2022, from approximately $9.57 million to $3.83 million. This decrease was mainly due to the decrease in the revenue in the current three months period compared to the same period in 2022 and the disposal of the subsidiary Anhui Ansheng in December 2022.

Gross Profit. Our gross profit decreased by $0.35 million, or 50% to $0.35 million for the three months ended September 30, 2023 from $0.70 million for the three months ended September 30, 2022. This decrease was mainly due to the aforementioned reasons, attributable to the disposal of the subsidiary Anhui Ansheng Petrochemical Equipment Co. Ltd. in December 2022.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased by $0.33 million, or 58%, to $0.23 million for the three months ended September 30, 2023 from $0.56 million for the three months ended September 30, 2022. The selling and marketing expenses mainly come from transportation and storage cost and the sales staff salaries cost decline.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $0.99 million from $2.16 million to approximately $1.18 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This expense decrease was mainly due to kinds of expenses controlled and the disposal of the Anhui Ansheng in December 2022, where the corresponding administrative staff salary costs, the depreciation, the amortization expense and other management costs decreased comparing with the same period in the previous year.

Net Loss

Our net loss decreased by $1.02 million, or 44%, to a net loss of $1.28 million for the three months ended September 30, 2023 from $2.30 million in net loss for the three months ended September 30, 2022. This decrease was mainly due to the disposal of the subsidiary Anhui Ansheng in December 2022

Nine Months Ended September 30, 2023 Compared to Nine months Ended September 30, 2022.

The following discussion should be read in conjunction with the company’s unaudited condensed consolidated financial statement for the nine months ended September 30, 2023, and 2022 and related notes to that.

	Nine months ended		Increase /	Increase /
	September 30,		Decrease	Decrease
(In Thousands of USD)	2023	2022	($)	(%)
Net revenues	17,291	37,788	(20,497)	(54)
Cost of revenues	16,653	35,185	(18,532)	(53)
Gross profit	638	2,603	(1,965)	(75)
Operating expenses:
Selling and marketing expenses	721	1,497	(776)	(52)
General and administrative expenses	3,257	5,657	(2,400)	(42)
Research & Developing expenses	196	151	45	30
Operating income (loss)	(3,536)	(4,702)	1,166	(25)
Interest income (expense)	(368)	(479)	111	(23)
Other income (expense)	101	304	(203)	(67)
Loss on disposal of equity investments	(10849)	-	(10,849)	N/A
(Loss) income before tax	(14,652)	(4,877)	(9,775)	200
Income tax expense/(income)	(112)	(175)	63	(36)
Net (loss) income	(14,764)	(5,052)	(9,712)	192

Net Revenues. Our net revenues for the nine months ended September 30, 2023 amounted to $17.30 million, which represents a decrease of approximately $20.50 million, or 54%, from $37.79 million for the nine months ended September 30, 2022. The main reasons please reference to the foregoing description about net revenues for the three months ended September 30, 2023.

Cost of Revenues. During the nine months ended September 30, 2023, we experienced a decrease in cost of revenue of $18.53 million or 53%, in comparison to the nine months ended September 30, 2022, from approximately $35.19 million to $16.65 million. The main reasons please reference to the foregoing description about costs of revenues for the three months ended September 30, 2023.

Gross Profit. Our gross profit decreased by $1.97 million, or 75% to $0.64 million for the nine months ended September 30, 2023 from $2.60 million for the nine months ended September 30, 2022. This decrease was mainly due to the aforementioned reasons, attributable to the decrease in the revenue in the current nine months period compared to the same period in 2022 and the disposal of the subsidiary Anhui Ansheng in December 2022.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased by $0.78 million, or 52%, to $0.72 million for the nine months ended September 30, 2023 from $1.50 million for the nine months ended September 30, 2022. The selling and marketing expenses mainly come from transportation and storage cost and the sales staff salaries cost decline.

General and Administrative Expenses. We experienced a decrease in general and administrative expense of $2.40 million from $5.66 million to approximately $3.26 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2023. This expense decrease was mainly due to kinds of expenses controlled and the disposal of the subsidiary Anhui Ansheng in December 2022, the corresponding administrative staff salary costs, the depreciation, the amortization expense and other daily sporadic management costs decreased comparing with the same period in the previous year.

Net Loss

Our net loss increased by $9.71 million, or more than 100%, to a net loss of $14.76 million for the nine months ended September 30, 2023 from $5.05 million in net loss for the nine months ended September 30, 2022. This decrease was mainly due to the disposal of the subsidiary Anhui Ansheng in December 2022.

Going Concern and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and operating and capital expenditure commitments. Our liquidity needs meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period in the fiscal period ended September 30, 2023, our primary sources of financing have been cash generated from operations.

As of September 30, 2023, we had cash and cash equivalents (including restricted cash) of $0.31 million and a working capital deficit of $5.16 million. For the nine months ended September 30, 2023, we have incurred a net loss of $14,764,145. These factors raise substantial doubt on our ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to continue to finance our operations and working capital needs in 2023 from cash generated from operations and, if needed, private financings. Suppose available liquidity is insufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the nine months ended September 30
(In thousands of U.S. dollars)	2023	2022
Net cash flows used in operating activities	(4,241)	(10,208)
Net cash flows used in investing activities	2,699	(3,271)
Net cash flows provided by financing activities	1,528	11,315

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was approximately $4.24 million, while net cash used in operating activities for the same period in 2022 amounted to $10.21 million. Net cash increase in operating activities was mainly due to the increase in advance from customers and other payables.

Investing Activities

Net cash provided in investing activities for the nine months ended September 30, 2023 was $2.70 million, representing an increase of $5.97 million in net cash used in investing activities from $3.27 million for the same period of 2022.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023, was $1.53 million, representing a decrease of $10.3 million in net cash provided by financing activities from $11.3 million for the same period of 2022.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 27, 2023, Daqi Cui, a former employee, filed a complaint against the Company in Queens County, the Supreme Court of the State of New York, asserting claims of breach of employment contract, seeking $609,145.05 in damages as well as attorneys’ fees and costs. On November 6, 2023, the Company filed a motion to move the case to the United States District Courthouse, Eastern District of New York for an Order to dismiss with prejudice.

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

PLANET GREEN HOLDINGS CORP.

Date: November 14, 2023	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.