Form 10-K
period 2023-12-31
Planet Green Holdings Corp.
filed 2024-04-01
CIK 1117057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant (using the NYSE American closing price of $0.505 as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $28.85 million.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (ordinary shares), as of the latest practicable date: As of April 1, 2024, there were 72,081,930 common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None.

i

PART I

Use of Certain Defined Terms

In this annual report on Form 10-K:

●	“Allinyson” refers to Allinyson Ltd., a company incorporated in the State of Colorado.

●	“Anhui Ansheng” refers to Anhui Ansheng Petrochemical Equipment Co., Ltd., a PRC limited liability company.

●	“Bless Chemical” refers to Bless Chemical Co., Ltd., a company incorporated in Hong Kong.

●	“China” and “PRC” refer to the People’s Republic of China including Hong Kong and Macau.

●	“Fast Approach” refers to Fast Approach Inc., a corporation incorporated under the laws of Canada.

●	“Hubei Bulaisi” or “WFOE” Refers to Hubei Bulaisi Technology Co., Ltd., a PRC limited liability company.

●	“Jiayi Technologies” or “WFOE” refers to Jiayi Technologies (Xianning) Co., Ltd., a PRC limited liability company and a wholly foreign-owned enterprise, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd.

●	“Jilin Chuangyuan” refers to Jilin Chuangyuan Chemical Co., Ltd., a PRC limited liability company.

●	“Jingshan Sanhe” refers to Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., a PRC limited liability company.

●	“Promising Prospect” refers to Promising Prospect HK Limited, a company incorporated in Hong Kong.

●	“Planet Green” refers to Planet Green Holdings Corp., a Nevada holding company.

●	“Promising Prospect BVI” refers to Promising Prospect Limited, formerly known as Planet Green Holdings Corporation, a British Virgin Islands company.

●	“RMB” refers to Renminbi, the legal currency of China.

●	“Shanghai Shuning” refers to Shanghai Shuning Advertising Co., Ltd., a PRC limited liability company.

●	“Shandong Yunchu” Refers to Shandong Yunchu Supply Chain Co., Ltd., PRC limited liability company.

●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

●	“VIE” refers to our variable interest entity Jilin Chuanyuan.

●	“We,” “us”, “our,” and the “Company” refer to Planet Green Holdings Corp., a Nevada corporation, and, except where the context requires otherwise, our wholly-owned subsidiaries and VIE.

●	“Xianning Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

●	“Shine Chemical” refers to Shine Chemical Co., Ltd., a company incorporated in Cayman Islands.

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

Under our corporate structure, our ability to pay dividends and to service any debt we may incur and pay our operating expenses principally depends on dividends paid by our PRC subsidiaries and VIE. Cash is transferred through our organization in the manner as follows: (1) we may transfer funds to our WFOEs through our Hong Kong subsidiaries, Promising Prospect HK Limited, and Bless Chemical Co., Ltd. (HK) by additional capital contributions or shareholder loans, as the case may be; (2) the VIE may pay service fees to our PRC subsidiaries for services rendered by our PRC subsidiaries; (3) our PRC subsidiaries may pay service fees to the VIE for services rendered by the VIE; and (4) our PRC subsidiaries may make dividends or other distributions to the Planet Green. We do not have cash management policies dictating how funds are transferred throughout our organization. We may encounter difficulties in our ability to transfer cash between PRC subsidiaries and non-PRC subsidiaries largely due to various PRC laws and regulations imposed on foreign exchange. If we intend to distribute dividends to the Planet Green, our WFOEs will transfer the dividends to our Hong Kong subsidiaries in accordance with the laws and regulations of the PRC, and then our Hong Kong subsidiaries will transfer the dividends to the Planet Green, and the dividends can be distributed from the Planet Green to all shareholders respectively in proportion to the shares they hold, regardless of whether the shareholders are U.S. investors or investors in other countries or regions. However, there can be no assurance that the PRC government will not intervene or impose restrictions on the Company’s ability to transfer cash out of China. In 2023, our PRC subsidiaries did not receive any cash benefits from the VIE for services rendered to the VIE and its subsidiaries. As of December 31, 2023, the VIE owns $2,823,782 to our WFOE. As of December 31, 2023, we were not subject to any actual foreign exchange restrictions. The foregoing cash flows include all distributions and transfers between Planet Green, our PRC subsidiaries and the VIE as of the date of this annual report. As of the date of this annual report, none of our subsidiaries have ever issued any dividends or made other distributions to the Planet Green nor have Planet Green ever paid dividends or made other distributions to U.S. investors. We currently intend to retain all future earnings to finance the VIE’s and our subsidiaries’ operations and to expand their business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Any limitation on the ability of our subsidiaries to distribute dividends to us or on the ability of the VIE to make payments to us may restrict our ability to satisfy our liquidity requirements. To the extent cash or assets in the business is in the PRC or Hong Kong or in a PRC or Hong Kong entity, and may need to be used to fund operations outside of the PRC or Hong Kong, the funds and assets may not be available to fund operations or for other uses outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations by the government on our subsidiaries’ or the VIE’s ability to transfer cash and assets.

We face various legal and operational risks and uncertainties related to being based in and having significant operations in mainland China. The PRC government has significant authority to exert influence on the ability of a China-based company, such as us, to conduct its business, accept foreign investments or list on U.S. or other foreign exchanges. For example, we face risks associated with regulatory approvals of offshore offerings, oversight on cybersecurity and data privacy, as well as the lack of inspection by the Public Company Accounting Oversight Board (the “PCAOB”) on our auditors. Such risks could result in a material change in our operations and/or the value of the common stock or could significantly limit or completely hinder our ability to offer common stock and/or other securities to investors and cause the value of such securities to significantly decline or be worthless. These regulatory risks and uncertainties could become applicable to our Hong Kong subsidiaries if regulatory authorities in Hong Kong adopt similar rules and/or regulatory actions.

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

Shandong Yunchu imports and distributes animal proteins, mainly beef products in Chinese market. It markets and transports the best beef products from the world’s major agricultural regions. Shandong Yunchu has the mature global purchasing network and has gained the trust and authority of many international brands with more than 8 years of development and accumulation. Beef products are marketed domestically to food retailers, foodservice distributors, restaurant operators, hotel chains and other food processors. Over the past few years, Yunchu develops into a professional integrated company, which can manage import, storage, whole sale, retail and distribution.

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

Allinyson is an entrepreneurial game company which has the capacity to conduct independent research, development, and operations, aiming to create the most popular and world-class influential game products. The company adheres to the team building concept of “Small but Precise” and carries out the development and operation of game business with the core R&D and operation backbone. It has developed and operated several fun and relaxing games which ranked top in the Philippines in terms of downloads and users. Block Puzzle is the crown jewel among all the games with its top ranking in the overall APP ranking in the Philippines.

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

Our Sales and Marketing Efforts

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In 2023, our marketing and branding efforts mainly focus on internet advertising and long-term customers.

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

On January 4, 2021, through Jiayi Technologies, the Company entered into a series of VIE agreements with Jingshan Sanhe as well as its shareholders. The Company is considered the primary beneficiary of Jingshan Sanhe and it consolidates its accounts as VIE. On September 10, 2021, as part of the internal restructure efforts to remove VIE arrangement, Hubei Bulaisi acquired 85% equity ownership of Jingshan Sanhe and Jiayi Technologies terminated the VIE agreements with Jingshan Sanhe on the same date.

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

Cash Flows through Our Organization:

Planet Green is a holding company with no material operations of its own. We currently conduct our operations through our subsidiaries including our WFOEs, the VIE and their respective subsidiaries. Cash is transferred through our organization in the manner as follows: (1) we may transfer funds to our WFOEs through our Hong Kong subsidiaries, Promising Prospect HK Limited, and Bless Chemical Co., Ltd. (HK) by additional capital contributions or shareholder loans, as the case may be; (2) the VIE may pay service fees to our PRC subsidiaries for services rendered by our PRC subsidiaries; (3) our PRC subsidiaries may pay service fees to the VIE for services rendered by the VIE; and (4) our PRC subsidiaries may make dividends or other distributions to Planet Green. We do not have cash management policies dictating how funds are transferred throughout our organization. We may encounter difficulties in our ability to transfer cash between PRC subsidiaries and non-PRC subsidiaries largely due to various PRC laws and regulations imposed on foreign exchange. If we intend to distribute dividends through Planet Green, our WFOEs will transfer the dividends to our Hong Kong subsidiaries in accordance with the laws and regulations of the PRC, and then our Hong Kong subsidiaries will transfer the dividends to the Planet Green, and the dividends will be distributed from the Planet Green to all shareholders respectively in proportion to the shares they hold, regardless of whether the shareholders are U.S. investors or investors in other countries or regions. There can be no assurance the PRC government will not intervene or impose restrictions on the Company’s ability to transfer cash out of China. In 2023 our PRC subsidiaries did not receive any cash benefits from the VIEs for services rendered to the VIEs and their subsidiaries. As of December 31, 2023, our VIE owned $2,823,782 to our WOEFs as loan. As of December 31, 2023, we were not subject to any actual foreign exchange restrictions.

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

Our Customers

Our products are sold in Chinese domestic market.

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

Our Sales and Marketing Efforts

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In 2023, our marketing and branding efforts mainly focus on internet advertising and long-term customers.

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

Our Employees

As of December 31, 2023, we had a total of 143 employees. Approximately 143 of our full-time employees are directly employed by our subsidiaries and VIE.

The following table sets forth the allocation of employees, both direct and leased, by job function.

Number of
Department	Employees
Production	49
Purchasing	3
Research and Development	5
Quality Control	6
Sales	26
Finance	13
Management	23
Administration	18
Total	143

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

Our Research and Development Activities

We have research and development staffs at each of our facilities. In total, 5 employees are dedicated to research and development.

Jingshan Sanhe owns a professional laboratory which includes 17 sets of professional experimental equipment operated by 2 high-end scientific research experts to ensure the high quality of raw materials and products.

Jilin Chuanyuan was jointly awarded by Jilin Provincial Department of education and Jilin Provincial Department of industry and information technology as Jilin University enterprise joint technology innovation laboratory by 3 high-end scientific research experts. The company currently carries out a project of transformation of scientific and technological achievements with Beihua University. Specifically, it is a kind of urea formaldehyde resin adhesive with ultra-low formaldehyde emission and its preparation process, ZL 201510055885x. At the same time, as a participant, the project is applying for the national science and technology progress award. Beihua University has set up a teaching and research practice base in our company. On top of that, the company also successfully developed the urea formaldehyde resin for E1 grade waterproof particleboard, E0 grade and F grade particleboard, as well as the UF resin for E0 grade and F grade particleboard with UFC.

We rely heavily on customer feedback to assist us in the modification and development of our products. We also utilize customer feedback to assist us in the development of new products.

The amount we spent on research and development activities during the years ended December 31, 2023 and 2022 was not a material portion of our total expenses for those years.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. We depend on the digital technologies of third parties, and any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data and could have a material adverse effect on our business, financial condition or reputation. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. As a company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. Our management will promptly report to the board of directors on incidents of material cybersecurity risks facing us and any third parties and the measures that may be taken to mitigate such risks. As of the date of this annual report, we have not encountered any cybersecurity incidents that have materially affected, or that we believe are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. We do, however, face risks from cybersecurity threats.

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

Approximate Number of Holders of Our Common Stock

As of December 31, 2023, there were 322 stockholders of record of our common stock. This does not include the holders whose shares are held in a depository trust in “street” name.

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

On April 8, 2022, the Company enterted into a share exchange agreement with Allinyson and each of the orginial shareholders of Allinyson. including its wholly-owned subsidiary Baokuan Technology (Hongkong) Limited.Pursuant to the share exchange agreement, we issued an aggregate of 7,500,000 shares of common stock of the Company to the Sellers in exchange for the transfer of all of the equity interest of Allinyson.

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

We did not issue any shares under our equity compensation plan in the fiscal year of 2023.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are headquartered in Flushing, New York. After a series of acquisitions and dispositions in 2023 and 2022, our primary business, which is carried out by Shandong Yunchu, Jingshan Sanhe, Jilin Chuangyuan, Fast Approach Inc and Xianning Bozhuang, is:

●	To sell black tea product cultivation, packaging, and sales;

●	To sell high-grade synthetic fuel products;

●	To sell formaldehyde, urea-formaldehyde glue, methylal, and clean fuel oil;

●	Online advertising services and mobile game.

Results of Operations

The following discussion should be read in conjunction with the company’s audited consolidated financial statement for the years ended December 31, 2023, and 2022 and related notes to that.

	Years Ended		Increase /	Increase /
	December 31,		Decrease	Decrease
(In Thousands of USD)	2023	2022	($)	(%)
Net revenues	27,120	44,757	(17,637)	(39)
Cost of revenues	25,688	40,405	(14,717)	(36)
Gross profit	1,432	4,352	(2,920)	(67)
Operating expenses:
Selling and marketing expenses	898	2,167	(1,269)	(59)
General and administrative expenses	9,036	7,056	1,980	28
Research & Developing expenses	269	403	(134)	(33)
Operating loss	(8,771)	(5,273)	(3,498)	66
Interest expense	(496)	(624)	128	(21)
Other income (expense)	(123)	1,099	(1,222)	(111)
Impairment of goodwill	-	(10,386)	10,386	(100)
Share of losses from equity method investments	(569)	(84)	(485)	577
Loss on disposal of equity investments	(10,849)	-	(10,849)	N/A
Loss before tax	(20,808)	(15,268)	(5,540)	36
Income tax expense	(35)	(1,475)	1,440	(98)
Loss from continuing operations	(20,843)	(16,743)	(4,100)	24
Net loss from discontinuing operations	-	(9,192)	9,192	(100)
Net (loss) income	(20,843)	(25,935)	5,092	(20)

Net Revenues. Our net revenues for the fiscal year ending on December 31, 2023 amounted to $27.12 million, reflecting a decline of approximately $17.64 million or 39% compared to the previous year’s figure of $44.76 million (ending on December 31, 2022). In the previous fiscal year, 50% of our total revenue was generated from the sale of a diverse range of food products to restaurants. However, this segment has been significantly impacted by the adverse effects of COVID-19, leading to a decline in sales from $23.34 million in 2022 to $14.32 million in 2023. The residual decrease was attributable to disposal of certain subsidiaries in late 2022.

Cost of Revenues. During the year ended December 31, 2023, we experienced a decrease in cost of revenue of $14.72 million or 36%, in comparison to the year ended December 31, 2022, from approximately $40.41 million to $25.69 million. This change was mainly due to a decrease in sales of revenue, as discussed above, and disposal of certain subsidiaries in late 2022.

Gross Profit. Our gross profit declined by $2.92 million, representing a decrease of 67% to $1.43 million for the fiscal year ended December 31, 2023 compared to $4.35 million for the fiscal year ended December 31, 2022. This decline can be primarily attributed to the aforementioned factors, namely a decrease in sales revenue and the divestiture of certain subsidiaries towards the end of 2022. Additionally, another contributing factor was a slight increase in the average combined cost per unit of our products. The gross profit margin decreased from 10.77% in 2022 to 5.57% in 2023, representing a decrease of 5.2%. This decline is primarily attributed to the significant reduction in sales of cold chain food mentioned earlier, as well as a notable increase in associated warehousing costs.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased by $1.27 million, or 59%, to $0.90 million for the year ended December 31, 2023 from $2.17 million for the year ended December 31, 2022. This decrease was mainly due to the aforementioned reasons, attributable to a decrease in sales of revenue and the disposal of certain subsidiaries in 2022.

General and Administrative Expenses. Our general and administrative expenses for the year ended December 31, 2023 increased by $1.98 million, or 28%, to $9.04 million compared to the previous year’s $7.06 million. After adjusting for the impact of $1.10 million from last year’s General and Administrative Expenses generated by the disposed subsidiary, the increase in fiscal 2023 is approximately $3.03 million. The primary reason for this increase is attributed to inadequate inventory management, resulting in a loss of inventory of approximately $1.97 million and an expected credit loss of $2.76 million on trade receivables, partially offset by a decrease of $1.70 million attributed to cost control during 2023.

Net Loss

Our net loss decreased by $5.09 million, or 20%, to a net loss of $20.84 million for the year ended December 31, 2023 from $25.94 million in net loss for the year ended December 31, 2022. This decrease was mainly due to the aforementioned reasons, attributable to a decrease in sales of revenue and the disposal of certain subsidiaries in 2022.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and operating and capital expenditure commitments. Our liquidity needs meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period in the fiscal year 2023, our primary sources of financing have been cash generated from operations and private placements.

As of December 31, 2023, we had cash and cash equivalents of $436.38 thousand compared to $93.49 thousand as of December 31, 2022. The debt to assets ratio was 54.40% and 33.16% as of December 31, 2023 and December 31, 2022, respectively. We expect to continue to finance our operations and working capital needs in 2023 from cash generated from operations and, if needed, private financings. Suppose available liquidity is insufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $20,843,796 attributable to common shareholders for the year ended December 31, 2023. As of December 31, 2023, the Company had an accumulated deficit of $140,724,597, a working capital deficit of $6,675,220, its net cash used in operating activities for the year ended December 31, 2023 was $ 5,282,343.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the years ended December 31
(In thousands of U.S. dollars)	2023	2022
Net cash flows used in operating activities	(5,282)	(9,012)
Net cash flows provided by investing activities	2,670	(3,854)
Net cash flows provided by financing activities	2,888	10,841

Operating Activities

Net cash used in operating activities decreased by $3.73 million to $5.28 million during the year ended December 31, 2023 from $9.01 million during the year ended December 31, 2022. This decrease was primarily due to the decrease in net loss excluding non-cash expenses, gains and losses of $1.42 million and changes in net operating assets and liabilities of $5.15 million.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 was $2.67 million, representing an increase of $6.52 million from the $3.85 million used in investing activities for the same period in 2022. This increase is primarily attributed to the disposal of a certain subsidiary amounting to $2.77 million and a decrease in long-term investments totaling $4.10 million compared to the previous year.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023, amounted to $2.88 million, indicating a decrease of $7.95 million compared to the corresponding period in 2022. This decline primarily stems from a reduction of $11.10 million in proceeds generated from the issuance of common stock as opposed to 2022, partially offset by an increase of $2.97 million attributed to changes involving related parties during 2023.

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

As of December 31, 2023, there were no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2023, begins on page F-1 of this annual report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of December 31, 2023, our internal controls over financial reporting were not effective.

The significant deficiency identified by our management as of December 31, 2023, relates to the ability of the Company to record transactions and provide disclosures in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

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

Changes in Internal Controls over Financial Reporting

Other than as described above, during the fiscal year ended December 31, 2023, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this annual report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following table sets forth the name, age and position of each of our current directors and officers.

Name	Age	Position
Bin Zhou	34	Chairman and Chief Executive Officer
Lili Hu	46	Chief Financial Officer
Luojie Pu	36	Director
King Fai Leung	51	Director
Yang Cao	31	Director

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

Board of Directors

Our Board met on twelve occasions during fiscal year 2023. Each of the members of our Board attended more than 75% of the total number of meetings held by our Board and the committees on which each director served during fiscal year 2023.

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

The Audit Committee has adopted a written charter, a copy of which is available on our website at www.planetgreenholdings.com, and a printed copy of which is available to any stockholder requesting a copy by writing to: Planet Green Holdings Corp., c/o Board of Director Office, 130-30 31st Ave, Suite 512, Flushing, NY, 11354. During the fiscal year ended December 31, 2023, our Audit Committee held three meetings.

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

The Compensation Committee meets on an annual basis and holds special meetings as needed. The Compensation Committee meetings may be called by the Committee chairman, the Chairman of the Board of Directors or a majority of Committee members. The Chief Executive Officer and Chief Financial Officer also provide recommendations to the Compensation Committee relating to compensation of other executive officers. The Compensation Committee held one meeting in fiscal year 2023.

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

The current members of the Nominating and Corporate Governance are Yang Cao, Luojie Pu and King Fai Leung. Ms. Cao is the chairman of the Nominating and Corporate Governance Committee. During the fiscal year 2023, our Nominating and Corporate Governance Committee held one meeting.

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

Legal Proceedings

To the Company’s knowledge, other than the litigation brought by Daqi Cui against the Company, there are no material proceedings to which any of our directors and officers or affiliates of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the fiscal years ended December 31, 2022 and 2023 for services provided to us and our subsidiaries and VIEs. None of our current executive officers earned compensation that exceeded $100,000 during the fiscal years ended December 31, 2022 or 2023.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Bin Zhou,	2023	$96,000	$-	$-	$-	$-	$96,000
Chairman, Chief Executive Officer and Director	2022	$96,000	$-	$-	$-	$-	$96,000
			-	-	-	-
Lili Hu,	2023	$84,000	$-	$-	$-	$-	$84,000
Chief Financial Officer Director	2022	$84,000	$-	$-	$-	$-	$84,000
			-	-	-	-
Luojie Pu,	2023	$24,000	$-	$-	$-	$-	$24,000
Director	2022	$8,000	$-	$-	$-	$-	$8,000

King Fai Leung,	2023	$21,600	$-	$-	$-	$-	$21,600
Director	2022	$21,600	$-	$-	$-	$-	$21,600

Yang Cao,	2023	$24,000	$-	$-	$-	$-	$24,000
Director	2022	$24,000	$-	$-	$-	$-	$24,000

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

In the table below, percentage ownership is based on 72,081,930 shares of our common stock outstanding as of December 31, 2023.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Accounting fees consisted of the following as of December 31, 2023 and December 31, 2022:

	12/31/2022	12/31/2023
Accounting fees	$765,000	$400,000
Total	$765,000	$400,000

WWC, P.C. is the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2022 and the accounting fees such period were $665,000 Such fees related to audit services provided by WWC, P.C.,No audit-related or tax services were provided by WWC, P.C. during such periods. YCM CPA Inc. is the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2022 and the accounting fees such period were $100,000.YCM CPA Inc. is the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2023 and the accounting fees such period were $400,000. Such fees related to audit services provided by YCM CPA Inc. No audit-related or tax services were provided by YCM CPA Inc. during such periods.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2) Financial Statement and Schedules

The financial statements contained in the “Audited Financial Statements” beginning on page F-1 of this annual report on Form 10-K.

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the registrant, as filed with the Nevada Secretary of State on June 15, 2009. Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.
3.2	Certificate of Amendment of the registrant, as filed with the Nevada Secretary of State on September 28, 2018. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 2, 2018.
3.3	Bylaws of the registrant. Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.
4.1*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1	Securities Purchase Agreement, dated as of June 27, 2023, by and among Planet Green Holdings Corp. and Bochuang (Hubei) New Energy Co., Ltd. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 27, 2023.
10.2	Termination Agreement. Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on June 27, 2023.
14.1	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.
21.1*	List of subsidiaries of the registrant.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Planet Green Holdings Corp. Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET GREEN HOLDINGS CORP.

Date: April 01, 2024	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bin Zhou	Chief Executive Officer and Chairman	April 01, 2024
Bin Zhou	(Principal Executive Officer)

/s/ Lili Hu	Chief Financial Officer and Director	April 01, 2024
Lili Hu	(Principal Financial Officer and Principal Accounting Officer)

/s/ Luojie Pu	Director	April 01, 2024
Luojie Pu

/s/ King Fai Leung	Director	April 01, 2024
King Fai Leung

/s/ Yang Cao	Director	April 01, 2024
Yang Cao

PLANET GREEN HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the shareholders of

Planet Green Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Planet Green Holdings Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholder’s equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company records an accumulated deficit as of December 31, 2023, and the Company currently has a working capital deficit, continued net losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Impairment of goodwill - evaluation of the carrying value of goodwill

Description of the Matter

As discussed in Note 2 and Note 14 to the consolidated financial statements, the Company’s goodwill balance was $4.72 million as of December 31, 2023. the Company performs a goodwill impairment test on an annual basis or whenever events or changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units, which requires management to make significant estimates and assumptions related to projected revenue growth rates, discount rates, and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Changes in these assumptions could have a significant impact on the fair value of the reporting unit and the amount of any goodwill impairment charge. In the year of 2023, the Company performed an annual goodwill impairment test in response to the decline in current market conditions because of the persistent operating losses. The goodwill was determined to be not impaired.

How We Addressed the Matter in Our Audit

Addressing the matter involved evaluating the Company’s assessment of the value of the reporting unit under the discounted cash flow method. These procedures included (i) We performed a retrospective review comparing actual revenue and EBITDA results of the reporting unit for 2023 to the forecasted results from 2024. (ii) We performed a retrospective review comparing management’s estimates and assumptions relating to revenue, EBITDA, and EBITDA margin projections for the reporting unit used for the purpose of current year’s annual impairment test to the projections previously used in connection with the prior year annual impairment test. (iii) We evaluated the consistency of estimates and assumptions relating to revenue and EBITDA growth inherent in the discounted cash flow model for the reporting unit to those used by management in other annual forecasting activities. (iv) With the assistance of our fair value specialists, we evaluated (1) the valuation methodology used and (2) the projections of long-term revenue growth and the discount rates by testing the underlying source information, and by developing a range of independent estimates and comparing those to the rates selected by management. (v) We performed sensitivity analysis.

Inventory Valuation

Description of the Matter

At December 31, 2023, the Company’s net inventory balance was $1.95 million. As discussed in Note 2 to the consolidated financial statements, the Company adjusts the inventory carrying value to the lower of actual cost or the estimated net realizable value after completing ongoing reviews of on-hand inventory quantities exceeding forecasted demand, and by considering recent historical activity as well as anticipated demand.

Auditing management’s inventory excess and obsolescence reserves involved significant judgment because the estimates are based on several factors that are affected by market, industry, and competitive conditions outside the Company’s control. In estimating excess and obsolescence reserves, management developed certain assumptions, including forecasted demand which are sensitive to the competitiveness of product offerings, customer requirements, and product life cycles. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding of internal controls over the Company’s inventory excess and obsolescence reserves estimation process, including the basis for developing the above-described assumptions and management’s judgments.

Our audit procedures included, among others, with the assistance of our fair value specialists, testing the reasonableness of management’s key assumptions and judgments and testing the accuracy and completeness of the underlying data used to determine the amount of excess and obsolescence reserves. We compared the quantities and carrying value of on-hand inventories to related unit sales. We also evaluated industry and market factors and performed sensitivity analysis over the forecasted demand used by management to determine necessary changes in the inventory excess and obsolescence reserves.

/s/ YCM CPA, Inc.

We have served as the Company’s auditor since 2022.

PCAOB ID 6781

Irvine, California

April 1, 2024

Planet Green Holdings Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$436,383	$93,487
Trade accounts receivable, net	3,160,325	2,996,638
Inventories	1,953,063	4,153,680
Advances to suppliers	5,316,195	5,417,449
Other receivables	349,984	413,315
Other receivables-related parties	315,724	180,578
Prepaid expenses	978,803	579,826
Total current assets	12,510,477	13,834,973

Non-current assets
Plant and equipment, net	20,271,844	22,569,125
Intangible assets, net	2,834,102	3,070,172
Construction in progress, net	30,948	33,260
Long-term investments	2,257,926	16,488,157
Goodwill	4,724,699	4,724,699
Total non-current assets	30,119,519	46,885,413

Total assets	$42,629,996	$60,720,386

Liabilities and Stockholders’ Equity
Current liabilities
Loans-current	$-	$3,589,582
Accounts payable	3,598,247	3,528,057
Advance from customers	2,464,319	2,624,070
Taxes payable	1,243,060	1,083,493
Other payables and accrued liabilities	4,510,192	4,412,833
Other payables-related parties	7,333,545	4,282,841
Deferred income	36,334	52,088
Total current liabilities	19,185,697	19,572,964

Non-current liabilities
Other long-term liabilities	191,981	273,757
Loans-noncurrent	3,812,106	287,167
Total non-current liabilities	4,004,087	560,924

Total liabilities	23,189,784	20,133,888
Commitments and contingencies
Stockholders’ equity
Preferred stock: $0.001 par value, 5,000,000 shares authorized; none issued and outstanding as of December 31, 2023 and 2022	-	-
Common stock: $0.001 par value, 200,000,000 shares authorized; 72,081,930 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	72,082	72,082
Additional paid-in capital	155,702,975	155,702,975
Accumulated deficit	(140,724,597)	(119,880,801)
Accumulated other comprehensive income	4,389,752	4,692,242

Total stockholders’ equity	$19,440,212	$40,586,498

Total liabilities and stockholders’ equity	$42,629,996	$60,720,386

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the Years Ended December 31,
	2023	2022
Net revenues	$27,120,236	$44,756,826
Cost of revenues	25,687,597	40,404,996
Gross profit	1,432,639	4,351,830

Operating expenses:
Selling and marketing expenses	898,860	2,167,036
General and administrative expenses	9,036,597	7,055,512
Research & Developing expenses	269,515	402,729
Total operating expenses	10,204,972	9,625,277

Operating loss	(8,772,333)	(5,273,447)

Other (expenses) income
Interest income	1,199	9,390
Interest expenses	(497,306)	(633,787)
Other income	183,787	1,207,603
Other expenses	(306,464)	(108,364)
Share of losses from equity method investments	(568,744)	(83,508)
Impairment of goodwill	-	(10,385,862)
Loss on disposal of equity investments	(10,848,632)	-
Total other expenses	(12,036,160)	(9,994,528)

Loss before income taxes	(20,808,493)	(15,267,975)

Income tax expenses	(35,303)	(1,475,169)

Loss from continuing operations	(20,843,796)	(16,743,144)

Discontinued operations:
(Loss) income from discontinued operations	-	(9,191,791)

Net (loss) income	(20,843,796)	(25,934,935)

Less: Net loss attributable to non-controlling interest	-	(126,517)

Net loss attributable to common shareholders	$(20,843,796)	$(25,808,418)

Net loss	(20,843,796)	(25,934,935)

Foreign currency translation adjustment	(302,490)	(3,018,815)

Total comprehensive loss	(21,146,286)	(28,953,750)

Loss per share of common stock - basic and diluted
Continuing operations	$(0.29)	$(0.28)
Discontinued operations	$-	$(0.15)
Basic and diluted weighted average shares outstanding	72,081,930	59,502,478

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total

Balance, January 1, 2022	35,581,930	$35,582	$133,232,224	$(94,072,383)	$7,711,057	$4,349,870	$51,256,350
Net (loss) income	-	-	-	(25,808,418)	-	-	(25,808,418)
Issuance of common stock for cash	17,000,000	17,000	11,083,000	-	-	-	11,100,000
Issuance of shares for acquisition	7,500,000	7,500	7,422,000	-	-	-	7,429,500
Issuance of shares for long-term investment	12,000,000	12,000	9,588,000	-	-	-	9,600,000
Acquiring non-controling interests	-	-	(2,721,507)	-	-	(468,686)	(3,190,193)
Deconsolidation of discontinued operations	-	-	(2,900,742)	-	-	(3,881,184)	(6,781,926)
Foreign currency translation adjustment	-	-	-	-	(3,018,815)	-	(3,018,815)
Balance, December 30, 2022	72,081,930	$72,082	155,702,975	$(119,880,801)	$4,692,242	$-	$40,586,498

Balance, January 1, 2023	72,081,930	$72,082	155,702,975	$(119,880,801)	$4,692,242	$-	$40,586,498
Net loss	-	-	-	(20,843,796)	-	-	(20,843,796)
Foreign currency translation adjustment	-	-	-	-	(302,490)	-	(302,490)
Balance, December 31, 2023	72,081,930	$72,082	155,702,975	$(140,724,597)	$4,389,752	$-	$19,440,212

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

(Stated in US Dollars)

	2023	2022
CASH FLOWS FROM OPFRATING ACTIVITIFS:
Net loss	$(20,843,796)	$(25,808,418)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	2,030,122	1,354,218
Amortization	185,877	129,144
Impairment of inventories	-	206,263
Impairment of goodwill	-	10,385,862
Loss on disposal of equity investments	10,848,632	-
Share of losses from equity method investments	568,744	83,508
Allowance for doubtful accounts	1,801,908	58,294
Loss (gain) on disposal of subsidiaries	-	9,572,558
Other non-cash expenses	-	26,501
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade receivables, net	(1,964,000)	(665,659)
Inventories	2,142,229	-
Prepayments and deposit	(419,717)	849,187
Other receivables	56,728	139,638
Accounts payable	120,720	(364,035)
Advance from customer	(110,009)	(99,388)
Other payables and accrued liabilities	167,561	(2,971,689)
Other payables-related parties	-	(1,908,407)
Taxes payable	148,268	-
Deferred income	(15,610)	-
Lease liability	-	-
Net cash used in operating activities	(5,282,343)	(9,012,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(97,576)	-
Purchase of long-term investment	-	(4,100,000)
Proceeds from diposal of equity method investments	2,767,860	-
Net increase in cash from acquisition subsidiaries	-	246,322
Net cash provided by (used in) investing activities	2,670,284	(3,853,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short-term loan	-	(3,232,472)
Proceeds from long-term loans	(78,904)	2,973,267
Changes in related party balances, net	2,967,128	-
Proceeds from issuance of common stock	-	11,100,000
Net cash provided by financing activities	2,888,224	10,840,795

Net increase (decrease) in cash and cash equivalents	276,165	(2,025,306)

EFFECT OF EXCHANGE RATE ON CASH	66,731	987,385

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	93,487	1,131,408

CASH AND CASH EQUIVALENTS AT END OF YEAR	$436,383	$93,487

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$1,199	$9,390
Interest paid	$497,306	$633,787

NON-CASH TRANSACTIONS
Issuance of shares for acquisition	$-	$7,429,500
Issuance of shares for long-term investment	$-	$9,600,000

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
(Stated in US Dollars)

1. Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”) is a holding company incorporated in Nevada. We are engaged in various businesses through our subsidiaries and controlled entities in China.

On May 18, 2018, the Company incorporated Promising Prospect BVI Limited (“Planet Green BVI”), a limited company incorporated in the British Virgin Islands.

On September 28, 2018, Planet Green BVI acquired Lucky Sky HK through the Company’s restructuring plans.

On May 9, 2019, the Company issued an aggregate of 1,080,000 shares of Planet Green Holdings Corporation’s common stock to the BoZhuang Shareholders, in exchange for BoZhuang Shareholders’ agreement to enter into VIE Agreements (the “BoZhuang VIE Agreements”). On August 1, 2021, the VIE agreements with Xianning Bozhuang Tea Products Co., Ltd was terminated and the company acquired 100% equity of Xianning Bozhuang Tea Products Co., Ltd.

On August 12, 2019, through Lucky Sky HK, the Company established Lucky Sky Petrochemical, a wholly foreign-owned enterprise incorporated in Xianning City, Hubei Province, China. On December 9, 2020, Lucky Sky Petrochemical Technology (Xianning) Co., Ltd. changed its name to Jiayi Technologies (Xianning) Co., Ltd. (“Jiayi Technologies” or “WFOE”)

On May 29, 2020, the Promising Prospect BVI Limited incorporated Lucky Sky Planet Green Holdings Co., Limited, a limited company incorporated in Hong Kong.

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

On August 10, 2020, Promising Prospect BVI Limited disposed of its 100% equity interest in Lucky Sky Holdings Corporations (H.K.).

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

On July 15, 2021, Planet Green Holdings Corporation (Nevada) issued an aggregate of 4,800,000 shares of common stock of the Company to the equity holders of Anhui Ansheng Petrochemical Equipment Co., Ltd for the transfer to 66% of the equity interest if Anhui Ansheng Petrochemical Equipment Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd. On December 12, 2022, Anhui Ansheng Petrochemical Equipment Co., Ltd was disposed.

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

On April 8, 2022, Planet Green Holdings Corporation (Nevada) issued an aggregate of 7,500,000 shares of common stock to the equity holders of Allinyson Ltd. for the acquisition of 100% of the equity interest of Allinyson Ltd., including its wholly-owned subsidiary Baokuan Technology (Hongkong) Limited.

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

The VIE Agreement is described in detail below

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $20,843,796 for the year ended December 31, 2023. As of December 31, 2023, the Company had an accumulated deficit of $140,724,597, a working capital deficit of $6,675,220, its net cash used in operating activities for the year ended December 31, 2023 was $ 5,282,343.

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

Principles of Consolidation

Details of the Subsidiaries of the Company as of December 31, 2023 are set below:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
Promising Prospect BVI Limited	The British Virgin Islands	100	$10,000
Promising Prospect HK Limited	Hong Kong	100	1
Jiayi Technologies (Xianning) Co., Ltd.	PRC	100	2,000,000
Fast Approach Inc.	Canada	100	79
Shanghai Shuning Advertising Co., Ltd. (a subsidiary of FAST)	PRC	100	-
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.	PRC	100	4,710,254
Xianning Bozhuang Tea Products Co., Ltd.	PRC	100	6,277,922
Jilin Chuangyuan Chemical Co., Ltd	PRC	VIE	9,280,493
Bless Chemical Co., Ltd (a subsidiary of Shine Chemical)	Hong Kong	100	10,000
Hubei Bryce Technology Co., Ltd. (a subsidiary of Bless Chemical)	PRC	100	30,000,000
Shandong Yunchu Supply Chain Co., Ltd	PRC	100	5,000,000
Allinyson Ltd	The United States	100	100,000
Shine Chemical Co., Ltd	Cayman	100	8,000
Guangzhou Haishi Technology Co., Ltd	PRC	100	156,250
Baokuan Technology (Hongkong) Limited(a subsidiary of Allinyson Ltd)	Hong Kong	100	1,250

Management has eliminated all significant inter-company balances and transactions in preparing the accompanying consolidated financial statements. Ownership interests of subsidiaries that the Company does not wholly own are accounted for as non-controlling interests.

Noncontrolling Interests

The noncontrolling interests of the Company represent the ownership stakes held by minority shareholders in the Company’s subsidiaries, and are presented separately from the equity attributable to the Company’s shareholders on the consolidated balance sheets. Noncontrolling interests in the Company’s results are disclosed on the consolidated statement of operations and comprehensive loss as allocations of total income or loss for the year between noncontrolling interest holders and the Company’s shareholders.

Use of Estimates

The financial statements preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management evaluates estimates, including the allowance for credit losses of accounts receivable, amounts due from related parties and equity investments, the useful lives of our property and equipment, impairment of long-lived assets, long-term investments and goodwill, etc.. Management bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2023, the Company had cash and cash equivalents of $436,383 compared to $93,487 as of December 31, 2022.

Accounts Receivables, Net

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when the amount is not expected to be collected. Delinquent amount balances are written off against the allowance for doubtful amounts after the management has determined that the likelihood of collection is not probable.

Inventories

Inventories consist of raw materials and finished goods, stated at the lower of cost or market value. Finished goods are comprised of direct materials, direct labor, inbound shipping costs, and allocated overhead. An annual impairment test will be performed on inventory, and any excess of the recoverable amount over the carrying amount will be recognized as impairment losses in the current period.

Advances and Prepayments to Suppliers

The Company makes an advance payment to suppliers and vendors for the procurement of raw materials. Upon physical receipt and inspection of the raw materials from suppliers, the applicable amount is reclassified from advances and prepayments to suppliers to inventory. At the end of each fiscal year, we undertake a thorough examination of prepaid expenses and contractual terms, analyze the causes of delayed receipt of corresponding valuable goods, calculate recoverable amounts using a probability-weighted average method for unrecoverable amounts, and make provisions for impairment as deemed necessary.

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

	12/31/2023	12/31/2022	12/31/2021
Period-end US$: CDN$ exchange rate	1.3196	1.3554	1.2740
Period-end US$: RMB exchange rate	7.0827	6.9646	6.3757
Period-end US$: HK exchange rate	7.8157	7.7967	7.7981
Period average US$: CDN$ exchange rate	1.3452	1.3012	1.2531
Period average US$: RMB exchange rate	7.0467	6.7261	6.4515
Period average US$: HK exchange rate	7.8282	7.8310	7.7729

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

The Company derives its revenues from selling explosion-proof skid-mounted refueling device, SF double-layer buried oil storage tank, high-grade synthetic fuel products, industrial formaldehyde solution, urea-formaldehyde pre-condensate (UFC), methylal, urea-formaldehyde glue for environment-friendly artificial board chemicals, food products like frozen fruits, beef & mutton products and vegetables and tea products. The Company recognize product revenue at a point in time when the control of the products has been transferred to customers. The Company applies the following five steps to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

Fair Value Measurements of Financial Instruments

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

As of December 31, 2023, the lease agreement with JSSH has lapsed and the company does not have any current lease agreements exceeding 12 months.

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

Recent Accounting Pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1st, 2020. The Company has implemented the new standard, and as of December 31, 2023, there was no material effect of this current standard on its consolidated financial statements and related disclosures.

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

3. Variable Interest Entity (“VIE”)

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. If any, the variable interest holder with a controlling financial interest in a VIE is deemed the primary beneficiary and must consolidate the VIE. PLAG WOFE is deemed to have the controlling financial interest and be the primary beneficiary of Jilin Chuangyuan Chemical Co., Ltd because it has both of the following characteristics:

1)	The power to direct activities at Jilin Chuangyuan Chemical Co., Ltd that most significantly impact such entity’s economic performance, and

2)	The obligation to absorb losses and the right to receive benefits from Jilin Chuangyuan Chemical Co., Ltd that could potentially be significant to such entity. Under the Contractual Arrangements, Jilin Chuangyuan Chemical Co., Ltd pay service fees equal to all of its net income to PLAG WFOE. At the same time, PLAG WFOE is obligated to absorb all of the Jilin Chuangyuan Chemical Co., Ltd’s losses. The Contractual Arrangements are designed to operate Jilin Chuangyuan Chemical Co., Ltd for the benefit of PLAG WFOE and ultimately, the Company. Accordingly, the accounts of Jilin Chuangyuan Chemical Co., Ltd are consolidated in the accompanying consolidated financial statements. In addition, those financial positions and results of operations are included in the Company’s consolidated financial statements.

The carrying amount of VIE’s consolidated assets and liabilities as of December 31, 2023 and 2022 are as follows：

	12/31/2023	12/31/2022
Assets
Current assets
Cash and cash equivalents	$33,103	$39,815
Trade accounts receivable, net	132,013	730,341
Inventories	528,624	947,466
Advances to suppliers	106,971	187,708
Other receivables	25,280	65,531
Inter company receivable	1,553,080	1,579,416
Total current assets	2,379,071	3,550,277

Non-current assets
Plant and equipment, net	7,991,576	9,115,598
Intangible assets, net	1,854,099	1,932,386
Construction in progress, net	7,342	20,963
Total non-current assets	9,853,017	11,068,947

Total assets	$12,232,088	$14,619,224

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	-	3,589,582
Accounts payable	565,582	540,371
Advance from customers	7,723	14,395
Taxes payable	16,363	18,005
Other payables and accrued liabilities	3,115,764	2,590,572
Intercompany payable	3,031,415	3,082,819
Other payables-related parties	1,307,260	1,535,974
Long term payable-current portion	161,669	287,167
Deferred income	21,178	37,332
Total current liabilities	8,226,954	11,696,217

Non-current liabilities
Long-term payables	3,812,106	244,245
Total non-current liabilities	3,812,106	244,245

Total Liabilities	$12,039,060	$11,940,462

Stockholders’ equity
Additional paid-in capital	9,280,493	9,280,493
Statutory Reserve	29,006	29,006
Accumulated deficit	(8,229,416)	(5,775,895)
Accumulated other comprehensive income	(887,055)	(854,842)

Total stockholders’ equity	193,028	2,678,762

Total liabilities and stockholders’ equity	$12,232,088	$14,619,224

The summarized operating results of the VIE’s for the years ended December 31, 2023 and 2022 are as follows:

	12/31/2023	12/31/2022
Operating revenues	$7,183,569	$10,207,464
Gross profit	(102,333)	112,862
Income from operations	(2,453,521)	(1,928,379)
Net income (loss)	(2,453,521)	(2,331,594)

4. Business Combination

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

Approximately $3.19 million  of goodwill arising from the acquisition consists mainly of synergies expected from combining the operations of the Company and Jilin Chuangyuan Chemical Co., Ltd. None of the goodwill is expected to be deductible for income tax purposes and the figure was completely impaired during 2022.

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

5. Trade Accounts Receivable, Net

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets, and wholesalers

	12/31/2023	12/31/2022
Trade accounts receivable	$5,262,452	$3,362,939
Less: Allowance for credit losses	(2,102,127)	(366,301)
	$3,160,325	$2,996,638
Allowance for credit losses
Beginning balance:	(366,301)	(1,662,516)
Additions to allowance	(1,735,826)	(64,899)
Bad debt written-off	-	1,361,114
Ending balance	$(2,102,127)	$(366,301)

6. Advances and Prepayments to Suppliers

Prepayments include investment deposits to guarantee investment contracts and advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	12/31/2023	12/31/2022
Payment to suppliers and vendors	5,448,324	5,500,128
Allowance for credit losses	(132,129)	(82,679)
Total	$5,316,195	$5,417,449

7. Inventories

Inventories consisted of the following as of December 31, 2023 and December 31, 2022:

	12/31/2023	12/31/2022
Raw materials	$1,957,942	$1,965,389
Work in progress	1,394,569	1,455,229
Finished goods	697,733	932,261
Allowance for inventory reserve	(2,097,181)	(199,199)
Total	$1,953,063	$4,153,680

8. Plant and Equipment

Plant and equipment consisted of the following as of December 31, 2023 and 2022:

	12/31/2023	12/31/2022
At Cost:
Buildings	$19,604,604	$19,924,811
Machinery and equipment	11,181,032	11,322,085
Office equipment	767,094	765,413
Motor vehicles	1,465,662	1,465,225
	33,018,392	33,477,534
Less: Impairment	(750,317)	(759,201)
Less: Accumulated depreciation	(11,996,231)	(10,149,207)
	20,271,844	22,569,125
Construction in progress	30,948	33,260
	$20,302,792	$22,602,385

Depreciation expense for the year ended December 31, 2023 and 2022 was $ 1,847,024 and $ 1,307,839, respectively.

9. Intangible Assets

	12/31/2023	12/31/2022
At Cost:
Land use rights	3,000,857	3,051,744
Software licenses	68,573	67,464
Trademark	901,674	916,963
	$3,971,104	$4,036,171

Less: Accumulated amortization	(1,137,002)	(966,000)
	$2,834,102	$3,070,171

Amortization expense for the year ended December 31, 2023 and 2022 was $171,002 and $124,721 respectively.

As of December 31, 2023, the estimated future amortization expenses of the intangible assets were as follow:

12 months ending December 31,	Amortization expenses

2024	$181,950
2025	181,950
2026	96,064
2027	78,978
2028	76,063
Thereafter	2,219,097
Total	$2,834,102

10. Long Term Investment

During fiscal year 2022, the Company entered into an investment agreement with Xianning Xiangtian Energy Holdings Group Co., Ltd to acquire 40% of the equity interests in the company, with total consideration of $13.62 million, which was paid in 2022. The balance of the investment was totally been  sold in 2023.

In 2020, the Company made an initial investment of $2.87 million in exchange for a 19% limited partner interest in Shandong Ningwei New Energy Technology Co., Ltd. The investment was accounted for using the cost method due to the lack of readily determinable fair value in 2023.

As of December 31, 2023 and December 31, 2022, the balance of long term investment was $2,257,926 and $16,488,157.

11. Other Payable

As of December 31, 2023 and 2022, the balance of other payable was $4,510,192 and $4,412,833. Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

12. Advance From Customer

For our operation, the proceeds received from sales are initially recorded as advance from customers, which was usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of December 31, 2023, and December 31, 2022, the outstanding balance of the Advance from customers was $2,464,319 and $2,624,070 respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the following reporting period.

13. Related Parties Transaction

As of December 31, 2023 and December 31, 2022, the outstanding balance due from related parties was $315,724 and $180,578, respectively. Significant related parties comprised much of the total outstanding balance as of December 31, 2023 are stated below:

		As of December 31,
Amounts due from related parties:		2023	2022
Mr.Chen Xing	the management of the Shandong Yunchu	$294,210	$127,196
Mr.Lu Jun	the management of the Jingshan Sanhe	$21,514	$16,853

These above nontrade receivables arising from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand.

As of December 31, 2023 and December 31, 2022, the outstanding balance due to related parties was $7,333,545 and $4,282,841, respectively. The balance was advanced for working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

Significant parties comprised much of the total outstanding balance as of December 31, 2023 are stated below:

		As of December 31,
Amounts due to related parties:		2023	2022
Ms. Yan Yan	the spouse of the legal representative of Jilin Chuangyuan	$899,241	$986,417
Mr. Bin Zhou	Chief Executive Officer and Chairman of the Company	$1,393,529	$1,073,867
Hubei shuang new energy Technology Co., LTD.	significant impact	$442,216	-
Shandong Ningwei New Energy Technology Co., Ltd.	significant impact	$1,496,040	-
Anhui Ansheng equipment Co., LTD	Previous subsidiary	$1,177,836	$1,180,796
Senior managements	significant impact	$1,815,624	$779,371

14. Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Ansheng	Baokuan	JLCY	SDYC
Balance as of December 31, 2021	$1,026,337	$-	$3,191,897	$4,724,699
Goodwill acquired	-	7,193,965	-	-
Goodwill impairment	-	(7,193,965)	(3,191,897)	-
Disposal of subsidiaries	(1,026,337)	-	-	-
Balance as of December 31, 2022	$-	$-	$-	$4,724,699
Goodwill acquired	-	-	-	-
Goodwill impairment	-	-	-	-
Balance as of March 31, 2023	$-	$-	$-	$4,724,699

At December 31, 2023, the Company performed its annual impairment tests as prescribed by ASC 350 on the carrying value of its goodwill and no instances of impairment were identified in our December 31, 2023 test.

At December 31, 2023 and 2022, the carrying amount of the Company’s goodwill was $4,724,699 and $4,724,699, respectively.

15. Bank Loans

The outstanding balances on short-term bank loans consisted of the following:

Lender	Maturities	Weighted average interest rate	12/31/2023	12/31/2022
Rural Credit Cooperatives of Jilin Province, Jilin Branch	Due in November 2026	7.83%	$3,529,727	$3,589,582
Tonghua Dongchang Yuyin Village Bank Co., LTD	Due in June 2025	8.00%	$282,378	$287,167

Buildings and land use rights in the amount of $11,112,104  are used as collateral for Jiling Branch. The short-term bank loan which is denominated in Renminbi was primarily obtained for general working capital.

The loan from Tonghua Dongchang Yuyin Village Bank, as a three years long-term debt, was denominated in Renminbi and was primarily obtained for general working capital. On June 15, 2022, Mr.Chen Yongsheng and Mr.Cai Xiaodong pledged 28,465,000 stocks of Jilin Chuangyuan Chemical Co., Ltd to the pledgee-Tonghua Dongchang Yuyin Village Bank. As the pledgee, Tonghua Dongchang Yuyin Village Bank shall have custody of these stocks, which accounted for approximately 71.43% of the total share during the entire term of pledge set forth in this agreement.

Interest expense for the years ended December 31, 2023 and 2022 was $ 298,967 and $291,032 respectively.

16. Equity

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

As of December 31, 2023, the number of common stock remained unchanged at 72,081,930 with no new issuances recorded during the year, consistent with the figure reported as at December 31, 2022.

17. Income Taxes

United States

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. As the Company has a December 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 21% for the Company’s fiscal year ending December 31, 2023 and 2022, respectively. Accordingly, the Company has remeasured the Company’s deferred tax assets on net operating loss carryforwards (“NOLs”) in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOLs and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2023 which the Company has foreign cumulative losses at December 31, 2023.

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

Significant components of the income tax expense consisted of the following for the years ended December 31, 2023 and 2022:

	12/31/2023	12/31/2022
Loss attributed to PRC operations	$(8,809,372)	$(2,778,634)
Loss attributed to U.S. operations	(12,034,102)	(12,212,918)
Income attributed to Canada operations	34,981	(276,423)
Income attributed to BVI	-	-
Loss before tax	$(20,808,493)	$(15,267,975)

PRC Statutory Tax at 25% Rate	(2,202,343)	(694,659)
Effect of tax exemption granted	-	-
Valuation allowance	2,237,646	2,169,828
Income tax	$35,303	$1,475,169
Per Share Effect of Tax Exemption
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	72,081,930	59,502,478
Per share effect	$-	$-

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

Reconciliation of effective income tax rate from continuing operations is as follows for the years ended December 31, 2023 and 2022:

	12/31/2023	12/31/2022
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Non-recognized deferred tax benefits in the PRC	(25.17)%	(25.10)%
The Company’s effective tax rate	(0.17)%	(0.10)%

18. Earnings/(Loss) Per Share

	For the years ended
	December 31,
	2023	2022
Loss from operations attributable to common stockholders	$(20,843,796)	$(25,808,418)

Basic and diluted (loss) earnings per share denominator:
Original Shares at the beginning:	72,081,930	35,581,930
Additions from Actual Events -issuance of common stock for cash	-	5,506,849
Additions from Actual Events – issuance of common stock for acquisition	-	12,989,041
Additions from Actual Events –issuance of shares for long-term investment	-	5,424,658
Basic Weighted Average Shares Outstanding	72,081,930	59,502,478

(Loss) income per share from continuing operations - Basic and diluted	$(0.29)	$(0.28)
(Loss) income per share from discontinued operations-Basic and diluted	$-	$(0.15)
(Loss) income per common shareholders - Basic and diluted	$(0.29)	$(0.43)
Basic and diluted weighted average shares outstanding	72,081,930	59,502,478

19. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2023 and 2022.

	For the years ended
Customers	31-Dec-23		31-Dec-22
	Amount $	%	Amount $	%
A	3,972,964	15	-	-
B	3,605,934	13	-	-
C	-	-	-	-

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2023 and 2022.

	For the years ended
Suppliers	31-Dec-23		31-Dec-22
	Amount $	%	Amount $	%
A	-	-	8,512,372	23
B	4,888,270	19	6,996,696	19
C	2,503,225	10	6,297,657	17

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

21. Contingencies

The Group records accruals for certain of its outstanding legal proceedings or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Group evaluates, on a quarterly basis, developments in legal proceedings or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. The Group discloses the amount of the accrual if it is material.

When a loss contingency is not both probable and estimable, the Group does not record an accrued liability but discloses the nature and the amount of the claim, if material. However, if the loss (or an additional loss in excess of the accrual) is at least reasonably possible, then the Group discloses an estimate of the loss or range of loss, unless it is immaterial or an estimate cannot be made. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves complex judgments about future events. Management is often unable to estimate the loss or a range of loss, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) there is a lack of clear or consistent interpretation of laws specific to the industry-specific complaints among different jurisdictions. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including eventual loss, fine, penalty or business impact, if any. The Company has analyzed its operations subsequent to December 31, 2023 to the date these audited consolidated financial statements were issued, and has determined that it does not have any material contingency events to disclose.

22. Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to December 31, 2023 to the date these audited consolidated financial statements were issued, and has determined that it does not have any material events to disclose.