Form 10-Q
period 2024-03-31
Planet Green Holdings Corp.
filed 2024-05-15
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

The number of outstanding shares of the registrant’s common stock as of May 15, 2024 was 72,081,930.

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

ITEM 1 FINANCIAL STATEMENTS

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND DECEMBER 31, 2023

(Stated in US Dollars)

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$403,082	$436,383
Trades accounts receivable, net	3,020,072	3,160,325
Inventories	2,223,823	1,953,063
Advances to suppliers	4,129,964	5,316,195
Other receivables	342,605	349,984
Other receivables-related parties	2,138,947	315,724
Prepaid expenses	897,812	978,803
Current assets of discontinued operations	196,573	-
Total current assets	13,352,878	12,510,477

Non-current assets
Plant and equipment, net	19,753,040	20,271,844
Intangible assets, net	2,783,780	2,834,102
Construction in progress, net	30,894	30,948
Long-term investments	2,254,011	2,257,926
Goodwill	4,724,699	4,724,699
Total non-current assets	29,546,424	30,119,519

Total assets	$42,899,302	$42,629,996

Liabilities and Stockholders’ Equity
Current liabilities
Loans-current	$1,407,611	$-
Accounts payable	3,240,599	3,598,247
Advance from customers	2,354,980	2,464,319
Taxes payable	1,232,717	1,243,060
Other payables and accrued liabilities	4,488,052	4,510,192
Other payables-related parties	7,342,400	7,333,545
Deferred income	17,266	36,334
Current liabilities of discontinued operations	536,950	-
Total current liabilities	20,620,575	19,185,697

Non-current liabilities
Other long-term liabilities	141,053	191,981
Loans-noncurrent	3,805,497	3,812,106
Total non-current liabilities	3,946,550	4,004,087

Total liabilities	$24,567,125	$23,189,784
Commitments and contingencies
Stockholders’ equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock: $0.001 par value, 1,000,000,000 shares authorized; 72,081,930 and 72,081,930 shares issued and outstanding as of March 31, 2024 and December 31, 2023	72,082	72,082
Additional paid-in capital	155,702,975	155,702,975
Accumulated deficit	(141,805,501)	(140,724,597)
Accumulated other comprehensive income	4,362,621	4,389,752

Total stockholders’ equity	$18,332,177	$19,440,212
Total liabilities and stockholders’ equity	$42,899,302	$42,629,996

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the Three Months Ended March 31,
	2024	2023
Net revenues	$1,530,767	$8,534,292
Cost of revenues	1,167,962	8,287,866
Gross profit	362,805	246,426

Operating expenses:
Selling and marketing expenses	40,530	244,719
General and administrative expenses	1,203,701	1,092,902
Research & Developing expenses	45,698	68,719
Total operating expenses	1,289,929	1,406,340

Operating loss	(927,124)	(1,159,914)

Other (expenses) income
Interest income	235	104
Interest expenses	(123,047)	(116,213)
Other income	4,450	38,715
Other expenses	(1,473)	(439)
Total other expenses	(119,835)	(77,833)

Loss before income taxes	(1,046,959)	(1,237,747)

Income tax expenses	-	47,624

Loss from continuing operations	(1,046,959)	(1,285,371)

Loss from discontinued operations	(33,945)	-

Net loss	(1,080,904)	(1,285,371)

Net loss attributable to common shareholders	$(1,080,904)	$(1,285,371)

Foreign currency translation adjustment	(27,131)	331,610

Total comprehensive loss	(1,108,035)	(953,761)

(Loss) earnings per common share - basic and diluted
Continuing operations	$(0.01)	$(0.02)
Discontinued operations	$-	$-
Basic and diluted weighted average shares outstanding	72,081,930	72,081,930

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

					Accumulated
			Additional		Other	Non-
	Number of		Paid-in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	Deficit	Income	Interests	Total
Balance, January 1, 2023	72,081,930	$72,082	$155,702,975	$(119,880,801)	$4,692,242	$-	$40,586,498
Net (loss) income	-	-	-	(1,285,371)	-	-	(1,285,371)
Issuance of common stock for cash	-	-	-	-	-	-	-
Acquiring non-controlling interests	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	331,610	-	331,610
Balance, March 31, 2023	72,081,930	$72,082	155,702,975	$(121,166,172)	$5,023,852	$-	$39,632,737

Balance, January 1, 2024	72,081,930	$72,082	155,702,975	$(140,724,597)	$4,389,752	$-	$19,440,212
Net (loss) income	-	-	-	(1,080,904)	-	-	(1,080,904)
Foreign currency translation adjustment	-	-	-	-	(27,131)	-	(27,131)
Balance, March 31, 2024	72,081,930	$72,082	155,702,975	$(141,805,501)	$4,362,621	$-	$18,332,177

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Stated in US Dollars)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,080,904)	$(1,285,371)
Net loss from discontinued operations	(33,945)	-
Net loss from continuing operations	(1,046,959)	(1,285,371)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	471,658	528,762
Amortization	45,358	49,604
Loss (gain) on discontinued operation	33,945	-
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade receivables, net	101,865	(533,622)
Inventories	(273,844)	253,397
Prepayments and deposit	1,292,975	(783,119)
Other receivables	(5,777)	32,601
Accounts payable	(55,023)	333,589
Advance from customer	(101,902)	869,145
Other payables and accrued liabilities	(13,041)	942,558
Taxes payable	(46,863)	90,184
Deferred income	(18,767)	-
Net cash provided by operating activities from continuing operations	383,625	497,729
Net cash used in operating activities from discontinued operations	(200,011)	-
Net cash provided by operating activities	183,614	497,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	11,449	(23,234)
Net cash provided by (used in) investing activities	11,449	(23,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loans	1,355,956	-
Changes in related party balances, net	(1,581,673)	(238,294)
Net cash provided by financing activities	(225,717)	(238,294)

Net increase (decrease) in cash and cash equivalents	(30,654)	236,201

EFFECT OF EXCHANGE RATE ON CASH	(2,647)	(105,472)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	436,383	93,487

CASH AND CASH EQUIVALENTS AT END OF YEAR	$403,082	$224,216

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$235	$104
Interest paid	$123,047	$116,213

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PLANET GREEN HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
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

On July 15, 2021, Planet Green Holdings Corporation (Nevada) issued an aggregate of 4,800,000 shares of common stock of the Company to the equity holders of Anhui Ansheng Petrochemical Equipment Co., Ltd for the transfer to 66% of the equity interest if Anhui Ansheng Petrochemical Equipment Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd. On December 12, 2022, Anhui Ansheng Petrochemical Equipment Co., Ltd. was disposed.

On August 3, 2021, the Planet Green Holding Corp has acquired 8,000,000 ordinary shares of the Shine Chemical Co., Ltd. As a result, Shine Chemical Co., Ltd, Bless Chemical Co., Ltd and Hubei Bryce Technology Co., Ltd. have been wholly-owned subsidiaries of the Planet Green Holding Corp.

On September 1, 2021, Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. has changed its major shareholder from Mr. Feng Chao to Hubei Bryce Technology Co., Ltd and Hubei Bryce Technology Co., Ltd. held 85% shares of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. after the alteration of shareholders.

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

The VIE Agreement is described in detail below:

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

Based on the foregoing contractual arrangements, The Company consolidates the accounts of Xianning Bozhuang Tea Products Co., Ltd., Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd and Jilin Chuangyuan Chemical Co., Ltd in accordance with Regulation S-X-3A-02 promulgated by the Securities Exchange Commission (“SEC”), and Accounting Standards Codification (“ASC”) 810-10, Consolidation.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $1,080,904 for the three months ended March 31, 2024. As of March 31, 2024 the Company had an accumulated deficit of $141,805,501, a working capital deficit of $7,267,697, its net cash provided by operating activities for the three months ended March 31, 2024 was $183,614.

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

Principles of Consolidation

Details of the Subsidiaries of the Company as of March 31, 2024 are set below:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
Promising Prospect BVI Limited	The British Virgin Islands	100	$10,000
Promising Prospect HK Limited	Hong Kong	100	1
Jiayi Technologies (Xianning) Co., Ltd.	PRC	100	2,000,000
Fast Approach Inc.	Canada	100	79
Shanghai Shuning Advertising Co., Ltd. (a subsidiary of FAST)	PRC	100	-
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.	PRC	100	4,710,254
Xianning Bozhuang Tea Products Co., Ltd.	PRC	100	6,277,922
Jilin Chuangyuan Chemical Co., Ltd	PRC	VIE	9,280,493
Bless Chemical Co., Ltd (a subsidiary of Shine Chemical)	Hong Kong	100	10,000
Hubei Bryce Technology Co., Ltd. (a subsidiary of Bless Chemical)	PRC	100	30,000,000
Shandong Yunchu Supply Chain Co., Ltd.	PRC	100	5,000,000
Allinyson Ltd.	The United States	100	100,000
Shine Chemical Co., Ltd	Cayman	100	8,000
Guangzhou Haishi Technology Co., Ltd.	PRC	100	156,250
Baokuan Technology (Hongkong) Limited (a subsidiary of Allinyson Ltd.)	Hong Kong	100	1,250

Management has eliminated all significant inter-company balances and transactions in preparing the accompanying consolidated financial statements. Ownership interests of subsidiaries that the Company does not wholly own are accounted for as non-controlling interests.

Noncontrolling Interests

The noncontrolling interests of the Company represent the ownership stakes held by minority shareholders in the Company’s subsidiaries, and are presented separately from the equity attributable to the Company’s shareholders on the unaudited condensed consolidated balance sheets. Noncontrolling interests in the Company’s results are disclosed on the unaudited condensed consolidated statement of operations and comprehensive loss as allocations of total income or loss for the year between noncontrolling interest holders and the Company’s shareholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of March 31, 2024, the Company had cash and cash equivalents of $403,082 compared to $436,383 as of December 31, 2023.

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

	03/31/2024	12/31/2023	03/31/2023
Period-end US$: CDN$ exchange rate	1.3453	1.3196	1.3521
Period-end US$: RMB exchange rate	7.0950	7.0827	6.8717
Period-end US$: HK exchange rate	7.8264	7.8157	7.8497
Period average US$: CDN$ exchange rate	1.3427	1.3452	1.3534
Period average US$: RMB exchange rate	7.1028	7.0467	6.8476
Period average US$: HK exchange rate	7.8202	7.8282	7.8389

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

Fair Value Measurements of Financial Instruments

The Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities, and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosing the Company’s fair value of financial instruments. ASC Topic 825, “Financial Instruments,” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 – inputs to the valuation methodology used quoted prices for identical assets or liabilities in active markets.

●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and information that are observable for the asset or liability, either directly or indirectly, for substantially the financial instrument’s full term.

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

As of March 31, 2024, the lease agreement with JSSH has lapsed and the company does not have any current lease agreements exceeding 12 months.

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

Recent Accounting Pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1st, 2020. The Company has implemented the new standard, and as of March 31, 2024, there was no material effect of this current standard on its consolidated financial statements and related disclosures.

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

3. Variable Interest Entity (“VIE”)

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. If any, the variable interest holder with a controlling financial interest in a VIE is deemed the primary beneficiary and must consolidate the VIE. PLAG WOFE is deemed to have the controlling financial interest and be the primary beneficiary of Jilin Chuangyuan Chemical Co., Ltd. because it has both of the following characteristics:

1)	The power to direct activities at Jilin Chuangyuan Chemical Co., Ltd. that most significantly impact such entity’s economic performance, and

2)	The obligation to absorb losses and the right to receive benefits from Jilin Chuangyuan Chemical Co., Ltd. that could potentially be significant to such entity. Under the Contractual Arrangements, Jilin Chuangyuan Chemical Co., Ltd. pay service fees equal to all of its net income to PLAG WFOE. At the same time, PLAG WFOE is obligated to absorb all of the Jilin Chuangyuan Chemical Co., Ltd.’s losses. The Contractual Arrangements are designed to operate Jilin Chuangyuan Chemical Co., Ltd. for the benefit of PLAG WFOE and ultimately, the Company. Accordingly, the accounts of Jilin Chuangyuan Chemical Co., Ltd. are consolidated in the accompanying consolidated financial statements. In addition, those financial positions and results of operations are included in the Company’s consolidated financial statements.

The carrying amount of VIE’s consolidated assets and liabilities as of March 31, 2024 and December 31, 2023 are as follows：

	3/31/2024	12/31/2023
Assets
Current assets
Cash and cash equivalents	$54,046	$33,103
Trade accounts receivable, net	5,476	132,013
Inventories	513,521	528,624
Advances to suppliers	114,661	106,971
Other receivables	30,297	25,280
Intercompany receivable	1,550,388	1,553,080
Prepaid expenses	1,122	-
Total current assets	2,269,511	2,379,071

Non-current assets
Plant and equipment, net	7,720,673	7,991,576
Intangible assets, net	1,839,388	1,854,099
Construction in progress, net	7,329	7,342
Total non-current assets	9,567,390	9,853,017

Total assets	$11,836,901	$12,232,088

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	498,610	565,582
Advance from customers	7,710	7,723
Taxes payable	239	16,363
Other payables and accrued liabilities	3,131,300	3,115,764
Intercompany payable	3,026,159	3,031,415
Other payables-related parties	1,455,255	1,307,260
Long term payable-current portion	141,053	161,669
Deferred income	17,266	21,178
Total current liabilities	8,277,592	8,226,954

Non-current liabilities
Long-term payables	3,805,497	3,812,106
Total non-current liabilities	3,805,497	3,812,106

Total Liabilities	$12,083,089	$12,039,060

Stockholders’ equity
Additional paid-in capital	9,280,493	9,280,493
Statutory Reserve	29,006	29,006
Accumulated deficit	(8,667,813)	(8,229,416)
Accumulated other comprehensive income	(887,874)	(887,055)
Total stockholders’ equity	(246,188)	193,028

Total liabilities and stockholders’ equity	$11,836,901	$12,232,088

The summarized operating results of the VIE’s for the three months ended March 31, 2024 and 2023 are as follows:

	3/31/2024	3/31/2023
Operating revenues	$26,640	$2,193,521
Gross profit	(14,431)	(85,629)
Loss from operations	(438,397)	(507,486)
Net income (loss)	(438,397)	(584,698)

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

	3/31/2024	12/31/2023
Trade accounts receivable	$5,105,999	$5,262,452
Less: Allowance for credit losses	(2,085,927)	(2,102,127)
	$3,020,072	$3,160,325
Allowance for credit losses
Beginning balance:	(2,102,127)	(366,301)
Additions to allowance	-	(1,735,826)
Bad debt written-off	16,200	-
Ending balance	$(2,085,927)	$(2,102,127)

6. Advances and Prepayments to Suppliers

Prepayments include investment deposits to guarantee investment contracts and advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	03/31/2024	12/31/2023
Payment to suppliers and vendors	4,261,864	5,448,324
Allowance for credit losses	(131,900)	(132,129)
Total	$4,129,964	$5,316,195

7. Inventories

Inventories consisted of the following as of March 31, 2024 and December 31, 2023:

	03/31/2024	12/31/2023
Raw materials	$2,294,669	$1,957,942
Work in progress	1,392,152	1,394,569
Finished goods	630,547	697,733
Allowance for inventory reserve	(2,093,545)	(2,097,181)
Total	$2,223,823	$1,953,063

8. Plant and Equipment

Plant and equipment consisted of the following as of March 31, 2024 and December 31, 2023:

	03/31/2024	12/31/2023
At Cost:
Buildings	$19,570,617	$19,604,604
Machinery and equipment	11,163,307	11,181,032
Office equipment	752,527	767,094
Motor vehicles	1,463,121	1,465,662
	32,949,572	33,018,392
Less: Impairment	(749,016)	(750,317)
Less: Accumulated depreciation	(12,447,516)	(11,996,231)
	19,753,040	20,271,844
Construction in progress	30,894	30,948
	$19,783,934	$20,302,792

Depreciation expense for the three months ended March 31, 2024 and 2023 was $451,286 and $664,073 respectively.

9. Intangible Assets

	03/31/2024	12/31/2023
At Cost:
Land use rights	2,995,655	3,000,857
Software licenses	67,542	68,573
Trademark	900,110	901,674
	$3,963,307	$3,971,104

Less: Accumulated amortization	(1,179,527)	(1,137,002)
	$2,783,780	$2,834,102

Amortization expense for the three months ended March 31, 2024 and 2023 was $42,525 and $61,966 respectively.

10. Long Term Investment

In 2020, the Company made an initial investment of $2.87 million in exchange for a 19% limited partner interest in Shandong Ningwei New Energy Technology Co., Ltd. The investment was accounted for using the cost method due to the lack of readily determinable fair value in 2024.

As of March 31, 2024 and December 31, 2023, the balance of long term investment was $2,254,011 and $2,257,926.

11. Other Payable

As of March 31, 2024 and December 31, 2023, the balance of other payable was $4,488,052and $4,510,192. Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

12. Advance From Customer

For our operation, the proceeds received from sales are initially recorded as advance from customers, which was usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of March 31, 2024 and December 31, 2023, the outstanding balance of the Advance from customers was $2,354,980 and $2,464,319 respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the following reporting period.

13. Related Parties Transaction

As of March 31, 2024 and December 31, 2023, the outstanding balance due from related parties was $2,138,947 and $315,724, respectively. Significant related parties comprised much of the total outstanding balance are stated below:

Amounts due from related parties:		As of March 31, 2024	As of December 31, 2023
Mr.Chen Xing	the management of the Shandong Yunchu	$293,700	$294,210
Mr.Lu Jun	the management of the Jingshan Sanhe	$21,476	$21,514
Mr.Xiong Hai Yan	the management of the Jingshan Sanhe	$1,769,734	$-
Mr.Yang Yong	the management of the Fast	$54,037	$-

These above nontrade receivables arising from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand.

As of March 31, 2024 and December 31, 2023, the outstanding balance due to related parties was $7,342,400 and $7,333,545, respectively. The balance was advanced for working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

Significant parties comprised much of the total outstanding balance are stated below:

Amounts due to related parties:		As of March 31, 2024	As of December 31, 2023
Ms. Yan Yan	the spouse of the legal representative of Jilin Chuangyuan	$1,055,673	$899,241
Mr. Bin Zhou	Chief Executive Officer and Chairman of the Company	$1,506,488	$1,393,529
Hubei Shuang New Energy Technology Co., Ltd.	significant impact	$441,449	$442,216
Shandong Ningwei New Energy Technology Co., Ltd.	significant impact	$1,493,446	$1,496,040
Anhui Ansheng equipment Co., Ltd.	Previous subsidiary	$1,177,827	$1,177,836
Senior managements	significant impact	$1,564,062	$1,815,624

14. Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Ansheng	Baokuan	JLCY	SDYC
Balance as of December 31, 2022	$-	$-	$-	$4,724,699
Goodwill acquired	-	-	-	-
Goodwill impairment	-	-	-	-
Disposal of subsidiaries	-	-	-	-
Balance as of December 31, 2023	$-	$-	$-	$4,724,699
Goodwill acquired	-	-	-	-
Goodwill impairment	-	-	-	-
Balance as of March 31, 2024	$-	$-	$-	$4,724,699

As of March 31, 2024 and December 31, 2023, the carrying amount of the Company’s goodwill was $4,724,699.

15. Bank Loans

The outstanding balances on short-term and long-term bank loans consisted of the following:

Lender	Maturities	Weighted average interest rate	03/31/2024	12/31/2023
Rural Credit Cooperatives of Jilin Province, Jilin Branch	Due in November 2026	7.83%	$3,523,608	$3,529,727
Tonghua Dongchang Yuyin Village Bank Co., LTD	Due in June 2025	8.00%	$281,889	$282,378
Jingshan City branch of Postal Saving Bank of China	Due in January 2025	3.85%	$1,407,611	$-

Buildings and land use rights in the amount of $11,092,840 are used as collateral for Jilin Branch. The long-term bank loan which is denominated in Renminbi was primarily obtained for general working capital.

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

The loan from the Jingshan City branch of Postal Savings Bank of China was secured for general working capital, with full guarantee provided by the Company’s COO, Mr. Zhou Bin, and Hubei Bryce Technology Co., Ltd., which is controlled by the company.

Interest expense for the years ended March 31, 2024 and 2023 was $83,645 and $71,467 respectively.

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

As of March 31, 2024, the number of common stock remained unchanged at 72,081,930 with no new issuances recorded during the year, consistent with the figure reported as at March 31, 2023.

17. Income Taxes

United States

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. As the Company has a December 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 21% for the Company’s fiscal year ending March 31, 2024. Accordingly, the Company has remeasured the Company’s deferred tax assets on net operating loss carryforwards (“NOLs”) in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOLs and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to March 31, 2024 which the Company has foreign cumulative losses at March 31, 2024.

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

Significant components of the income tax expense consisted of the following for the three months ended March 31, 2024 and 2023:

	3/31/2024	3/31/2023
Loss attributed to PRC operations	$(1,054,951)	$(923,175)
Loss attributed to U.S. operations	(262,130)	(364,073)
Income attributed to Canada operations	270,122	49,501
Income attributed to BVI	-	-
Loss before tax	$(1,046,959)	$(1,237,747)

PRC Statutory Tax at 25% Rate	(263,738)	(230,794)
Effect of tax exemption granted	-	-
Valuation allowance	263,738	278,418
Income tax	$-	$47,624
Per Share Effect of Tax Exemption
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	72,081,930	72,081,930
Per share effect	$-	$-

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

Reconciliation of effective income tax rate from continuing operations is as follows for the three months ended March 31, 2024 and 2023:

	03/31/2024	03/31/2023
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Non-recognized deferred tax benefits in the PRC	(25.00)%	(28.85)%
The Company’s effective tax rate	0.00%	(3.85)%

18. Loss Per Share of Common Stock

	For the years ended
	March 31,
	2024	2023
Loss from operations attributable to common stockholders	$(1,080,904)	$(1,285,371)

(Loss) income per share from continuing operations - Basic and diluted	$(0.01)	$(0.02)
(Loss) income per share from discontinued operations-Basic and diluted	$-	$-
(Loss) income per common shareholders - Basic and diluted	$(0.01)	$(0.02)
Basic and diluted weighted average shares outstanding	72,081,930	72,081,930

19. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the years ended March 31, 2024 and 2023.

	For the three months ended
Customers	31-Mar-24		31-Mar-23
	Amount $	%	Amount $	%
A	-	-	830,000	10
B	-	-	1,953,391	23
C	379,016	23	-	-
D	251,177	15	-	-
E	227,732	14	-	-
F	218,307	13	-	-

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the years ended March 31, 2024 and 2023.

	For the three months ended
Suppliers	31-Mar-24		31-Mar-23
	Amount $	%	Amount $	%
A	-	-	1,464,234	18
B	-	-	1,446,791	17
C	-	-	1,185,146	14
D	-	-	1,129,868	14
E	643,103	35	-	-
F	456,643	25	-	-
G	414,115	22	-	-

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

When a loss contingency is not both probable and estimable, the Group does not record an accrued liability but discloses the nature and the amount of the claim, if material. However, if the loss (or an additional loss in excess of the accrual) is at least reasonably possible, then the Group discloses an estimate of the loss or range of loss, unless it is immaterial or an estimate cannot be made. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves complex judgments about future events. Management is often unable to estimate the loss or a range of loss, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) there is a lack of clear or consistent interpretation of laws specific to the industry-specific complaints among different jurisdictions. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including eventual loss, fine, penalty or business impact, if any. The Company has analyzed its operations subsequent to March 31, 2024 to the date these consolidated financial statements were issued, and has determined that it does not have any material contingency events to disclose.

22. Subsequent Events

On April 1, 2024, the executive officers of the Company recommended to the Board that the Company to discontinue the operation of Allinyson Ltd. (the “Allinyson”) and divest its 100% equity interest in Allinyson, which has consistently experienced financial losses since the acquisition. The Board considered it is the best interests of the Company and its stockholders to discontinue Allinyson’s operation and dispose the 100% equity ownership in Allinyson, and resolved to approve the same by unanimous written consent on April 1, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are headquartered in Flushing, New York. After a series of acquisitions and dispositions in 2024 and 2023, our primary business, which is carried out by Shandong Yunchu, Jingshan Sanhe, Jilin Chuangyuan, Fast Approach Inc and Xianning Bozhuang, is:

●	To sell black tea product cultivation, packaging, and sales;

●	To sell high-grade synthetic fuel products;

●	To sell formaldehyde, urea-formaldehyde glue, methylal, and clean fuel oil;

●	Online advertising services.

Results of Operations

The following discussion should be read in conjunction with the company’s audited consolidated financial statement for the three months ended March 31, 2024, and 2023 and related notes to that.

	Year Ended		Increase /	Increase /
	March 31,		Decrease	Decrease
(In Thousands of USD)	2024	2023	($)	(%)
Net revenues	1,531	8,534	(7,003)	(82)
Cost of revenues	1,168	8,288	(7,120)	(86)
Gross profit	363	246	117	48
Operating expenses:
Selling and marketing expenses	40	245	(205)	(84)
General and administrative expenses	1,203	1,092	111	10
Research & Developing expenses	46	69	(23)	(33)
Operating loss	(926)	(1,160)	234	(20)
Interest expense	(123)	(116)	(7)	6
Other income (expense)	3	38	(35)	(92)
Loss before tax	(1,046)	(1,238)	192	(16)
Income tax expense	-	(48)	48	(100)
Loss from continuing operations	(1,046)	(1,286)	240	(19)
Net loss from discontinuing operations	(34)	-	(34)	#DIV/0!
Net (loss) income	(1,080)	(1,286)	206	(16)

Net Revenues. As of March 31, 2024, our net revenue for the three months ended was $1.53 million, representing a decrease of approximately $7.00 million or 82% from the same period last year's $8.53 million. During the corresponding period in the previous fiscal year, over 60% of our total revenue was derived from selling various food products to restaurants. However, this segment has been significantly impacted by COVID-19 and the company management is strategically realigning new supply markets to effectively mitigate this adverse impact, resulting in sales declining from $5.28 million in 2023 to zero dollars in 2024.

Cost of Revenues. During the three months ended March 31, 2024, we experienced a decrease in cost of revenue of $7.12 million or 86%, in comparison to the three months ended March 31, 2023, from approximately $8.29 million to $1.17 million. This change was mainly due to a decrease in sales of revenue, as discussed above.

Gross Profit. Our gross profit for the three months ended March 31, 2024 increased by $0.12 million, representing a 48% increase to $0.36 million compared to $0.25 million for the same period in 2023. This significant growth is primarily attributed to the sharp increase in advertising revenue from Fast branch, which operates at approximately 100% gross profit rate.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased by $0.21 million, or 84%, to $0.04 million for the three months ended March 31, 2024 from $0.25 million for the three months ended March 31, 2023. This decrease was mainly due to the aforementioned reasons, attributable to a decrease in sales of revenue.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2024 increased slightly by $0.11 million, or 10%, to $1.20 million compared to the previous year's $1.09 million for the same period. The increase was primarily due to a reclassification of selling and marketing expenses to general and administrative expenses as a result of staff function realignment.

Net Loss

Our net loss for the three months ended March 31, 2024 decreased by $0.21 million, or 16%, to a net loss of $1.08 million from $1.29 million in the same period in 2023. This decrease was primarily attributed to an increase in advertising revenue sales as mentioned earlier.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and operating and capital expenditure commitments. Our liquidity needs meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period at March 31, 2024, our primary sources of financing have been cash generated from operations and private placements.

As of March 31, 2024, we had cash and cash equivalents of $403.08 thousand compared to $436.38 thousand as of December 31, 2023. The debt to assets ratio was 57.27% and 54.40% as of March 31, 2024 and December 31, 2023, respectively. We expect to continue to finance our operations and working capital needs in 2024 from cash generated from operations and, if needed, private financings. Suppose available liquidity is insufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $1,108,035 attributable to common shareholders for the three months ended March 31, 2024. As of March 31, 2024, the Company had an accumulated deficit of $141,805,501, a working capital deficit of $7,267,697, its net cash provided by operating activities for the three months ended March 31, 2024 was $ 183,614.

These factors raise substantial doubt on the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan for the Company’s continued existence is dependent upon management’s ability to execute the business plan, develop the plan to generate profit; additionally, Management may need to continue to rely on private placements or certain related parties to provide funding for investment, for working capital and general corporate purposes. If management is unable to execute its plan, the Company may become insolvent.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the three months ended March 31
(In thousands of U.S. dollars)	2024	2023
Net cash flows provided by(used in) operating activities	184	498
Net cash flows provided by(used in) investing activities	11	(23)
Net cash flows provided by(used in) financing activities	(226)	(238)

Operating Activities

Net cash provided by operating activities decreased by $0.31 million to $0.18 million during the three months ended March 31, 2024 from $0.50 million during the three months ended March 31, 2023. This decrease was primarily due to changes in net operating assets and liabilities of $0.31 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 increased to $11,449 from the $23,234 used in investing activities for the same period in 2023. This increase is primarily due to a decrease in the purchase of plant and equipment compared to the three months ended March 31, 2023.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024, amounted to $225,717, indicating a decrease of $12,577 compared to the corresponding period in 2023. This decline primarily stems from a net change of $1.34 million in related party balances as opposed to 2023, partially offset by an increase of $1.36 million attributed to proceeds from long-term loans.

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

As of March 31, 2024, there were no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 1, 2024, the Board resolved to discontinue the operation of Allinyson and dispose the 100% equity ownership of Allinyson. On April 2, 2024, the Company entered into the Securities Purchase Agreement to sell 100% equity ownership of Allinyson and the transaction was closed on the same day.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

Exhibit No.	Description
10.1	Securities Purchase Agreement.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET GREEN HOLDINGS CORP.

Date: May 15, 2024	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.