Form 10-Q
period 2024-06-30
Planet Green Holdings Corp.
filed 2024-08-14
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

The number of outstanding shares of the registrant’s common stock as of August 14, 2024 was 7,282,714.

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

PLANET GREEN HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Planet Green Holdings Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$539,744	$436,383
Restricted cash	19,189	-
Accounts receivable, net	3,798,197	3,160,325
Inventories	2,177,664	1,953,063
Advances to suppliers	3,211,442	5,316,195
Other receivables	350,913	349,984
Other receivables-related parties	1,968,784	315,724
Prepaid expenses	1,262,360	978,803
Total current assets	13,328,293	12,510,477

Non-current assets
Plant and equipment, net	19,184,650	20,271,844
Intangible assets, net	2,726,154	2,834,102
Construction in progress, net	30,756	30,948
Long-term investments	2,243,954	2,257,926
Goodwill	4,724,699	4,724,699
Total non-current assets	28,910,213	30,119,519

Total assets	$42,238,506	$42,629,996

Liabilities and Stockholders’ Equity
Current liabilities
Loans-current	$1,443,425	$-
Accounts payable	3,787,019	3,598,247
Advance from customers	2,465,754	2,464,319
Taxes payable	1,254,898	1,243,060
Other payables and accrued liabilities	4,534,229	4,510,192
Other payables-related parties	7,922,110	7,333,545
Deferred income	13,330	36,334
Total current liabilities	21,420,765	19,185,697

Non-current liabilities
Other long-term liabilities	119,908	191,981
Loans-noncurrent	4,167,369	3,812,106
Total non-current liabilities	4,287,277	4,004,087

Total liabilities	$25,708,042	$23,189,784
Commitments and contingencies
Stockholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized; 7,282,714 and 7,282,714 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.*	7,283	7,283
Additional paid-in capital	148,345,774	155,767,774
Accumulated deficit	(136,118,828)	(140,724,597)
Accumulated other comprehensive income	4,296,235	4,389,752

Total stockholders’ equity	$16,530,464	$19,440,212

Total liabilities and stockholders’ equity	$42,238,506	$42,629,996

*	The shares and per share data are presented on a retroactive basis to reflect the reorganization.

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$1,945,211	$4,573,443	$3,475,978	$13,107,735
Cost of revenues	1,877,906	4,530,789	3,045,868	12,818,655
Gross profit	67,305	42,654	430,110	289,080

Operating expenses:
Selling and marketing expenses	33,998	242,718	74,528	487,437
General and administrative expenses	1,222,598	984,933	2,426,299	2,077,835
Research & developing expenses	32,287	65,188	77,985	133,907
Total operating expenses	1,288,883	1,292,839	2,578,812	2,699,179

Operating loss	(1,221,578)	(1,250,185)	(2,148,702)	(2,410,099)

Other (expenses) income
Interest income	72	261	307	365
Interest expenses	(191,491)	(129,521)	(314,538)	(245,734)
Other income	50,541	62,483	54,991	101,198
Other expenses	(747,193)	(2,980)	(748,666)	(3,419)
Loss on disposal of equity investments	-	(10,848,632)	-	(10,848,632)
Total other expenses	(888,071)	(10,918,389)	(1,007,906)	(10,996,222)

Loss before income taxes	(2,109,649)	(12,168,574)	(3,156,608)	(13,406,321)

Income tax expenses	-	(31,074)	-	(78,698)

Loss from continuing operations	(2,109,649)	(12,199,648)	(3,156,608)	(13,485,019)

Discontinued operations:
Income from discontinued operations	7,796,322	-	7,762,377	-

Net income (loss)	5,686,673	(12,199,648)	4,605,769	(13,485,019)

Less: Net loss attributable to non-controlling interest	-	-	-	-

Net loss attributable to common shareholders	$5,686,673	$(12,199,648)	$4,605,769	$(13,485,019)

Net income (loss)	5,686,673	(12,199,648)	4,605,769	(13,485,019)

Foreign currency translation adjustment	(66,386)	(1,116,356)	(93,517)	(784,746)

Total comprehensive income (loss)	5,620,287	(13,316,004)	4,512,252	(14,269,765)

Earnings (loss) per common share of common stock - basic and diluted*
Continuing operations	$(0.29)	$(1.68)	$(0.43)	$(1.85)
Discontinued operations	$1.07	$-	$1.07	$-

Basic and diluted weighted average shares outstanding	7,282,714	7,282,714	7,282,714	7,282,714

*	The shares and per share data are presented on a retroactive basis to reflect the reorganization

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended June 30, 2024 and 2023

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares*	Amount	Capital	Deficit	Income	Interests	Total
Balance, March 31, 2023	7,282,714	$7,283	$155,767,774	$(121,166,172)	$5,023,852	$-	$39,632,737
Net (loss) income	-	-	-	(12,199,648)	-	-	(12,199,648)
Foreign currency translation adjustment	-	-	-	-	(1,116,356)	-	(1,116,356)
Balance, June 30, 2023	7,282,714	$7,283	$155,767,774	$(133,365,820)	$3,907,496	$-	$26,316,733

Balance, March 31, 2024	7,282,714	$7,283	$155,767,774	$(141,805,501)	$4,362,621	$-	$18,332,177
Net (loss) income	-	-	-	5,686,673	-	-	5,686,673
Deconsolidation of discontinued operations	-	-	(7,422,000)	-	-	-	(7,422,000)
Foreign currency translation adjustment	-	-	-	-	(66,386)	-	(66,386)
Balance, June 30, 2024	7,282,714	$7,283	$148,345,774	$(136,118,828)	$4,296,235	$-	$16,530,464

*	The shares and per share data are presented on a retroactive basis to reflect the reorganization

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2024 and 2023

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares*	Stock	Capital	Deficit	Income	Interests	Total
Balance, January 1, 2023	7,282,714	$7,283	$155,767,774	$(119,880,801)	$4,692,242	$-	$40,586,498
Net (loss) income	-	-	-	(13,485,019)	-	-	(13,485,019)
Foreign currency translation adjustment	-	-	-	-	(784,746)	-	(784,746)
Balance, June 30, 2023	7,282,714	$7,283	$155,767,774	$(133,365,820)	$3,907,496	$-	$26,316,733

Balance, January 1, 2024	7,282,714	$7,283	$155,767,774	$(140,724,597)	$4,389,752	$-	$19,440,212
Net (loss) income	-	-	-	4,605,769	-	-	4,605,769
Deconsolidation of discontinued operations	-	-	(7,422,000)	-	-	-	(7,422,000)
Foreign currency translation adjustment	-	-	-	-	(93,517)	-	(93,517)
Balance, June 30, 2024	7,282,714	$7,283	$148,345,774	$(136,118,828)	$4,296,235	$-	$16,530,464

*	The shares and per share data are presented on a retroactive basis to reflect the reorganization

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPFRATING ACTIVITIFS:

Net income (loss)	$4,605,769	$(13,485,019)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation	958,969	1,038,757
Amortization	90,688	60,314
Loss on disposal of equity investments	-	10,848,632
gain on disposal of subsidiary	(7,596,311)	-
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivables, net	(690,160)	48,800
Inventories	(237,407)	362,305
Prepayments and deposit	1,815,371	(3,248,171)
Other receivables	(19,865)	(41,407)
Accounts payable	506,753	-
Advance from customer	(117,075)	1,357,209
Other payables and accrued liabilities	53,928	576,796
Taxes payable	(8,988)	249,706
Deferred income	(22,539)	(8,032)
Net cash provided used in operating activities	(660,867)	(2,240,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	5,683	(20,857)
Proceeds from disposal of equity method investments	-	2,770,000
Net decrease in cash from disposal of subsidiaries	(166,066)	-
Net cash (used in) provided by investing activities	(160,383)	2,749,143

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loans	1,757,361	(39,521)
Changes in related party balances, net	(816,191)	73,426
Net cash provided by financing activities	941,170	33,905

Net increase (decrease) in cash and cash equivalents	119,920	542,938

EFFECT OF EXCHANGE RATE ON CASH	2,630	76,771

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	436,383	93,487

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$558,933	$713,196

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$307	$365
Interest paid	$314,538	$245,734

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PLANET GREEN HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

1. Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”) is a holding company incorporated in Nevada. We are engaged in various businesses through our subsidiaries and VIE entities in China.

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

On April 8, 2022, Planet Green Holdings Corporation (Nevada) issued an aggregate of 7,500,000 shares of common stock to the equity holders of Allinyson Ltd. for the acquisition of 100% of the equity interest of Allinyson Ltd., including its wholly-owned subsidiary Baokuan Technology (Hongkong) Limited. On April 1, 2024, Allinyson Ltd. has completely been disposed.

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

Consolidation of Variable Interest Entity

On March 9, 2021, through Jiayi Technologies (Xianning) Co., Ltd., formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., the Company entered into exclusive VIE agreements (“VIE Agreements”) with Jilin Chuangyuan Chemical Co., Ltd., as well as its shareholders, which gave the Company the ability to substantially influence those companies’ daily operations and financial affairs and appointment of its senior executives. The Company is considered the primary beneficiary of these operating companies, and it consolidates their accounts as VIEs.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $3,156,608 from continuing operations for the six months ended June 30, 2024. As of June 30, 2024 the Company had an accumulated deficit of $136,118,828, a working capital deficit of $8,092,472, its net cash used in operating activities for the six months ended June 30, 2024 was $660,867.

These factors raise substantial doubt on the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan for the Company’s continued existence is dependent upon management’s ability to execute the business plan, develop the plan to generate profit; additionally, Management may need to continue to rely on private placements or certain related parties to provide funding for investment, for working capital and general corporate purposes. If management is unable to execute its plan, the Company may become insolvent.

2. Summary of Significant Accounting Policies

Basis of Presentation

Management has prepared the accompanying financial statements and these notes according to generally accepted accounting principles in the United States (“GAAP”). The Company maintains its general ledger and journals with the accrual method accounting.

Principles of Consolidation

Details of the Subsidiaries of the Company as of June 30, 2024 are set below:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
Promising Prospect BVI Limited	The British Virgin Islands	100	$10,000
Promising Prospect HK Limited	Hong Kong	100	1
Jiayi Technologies (Xianning) Co., Ltd.	PRC	100	2,000,000
Fast Approach Inc.	Canada	100	79
Shanghai Shuning Advertising Co., Ltd. (a subsidiary of Fast Approach Inc.)	PRC	100	-
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.	PRC	100	4,710,254
Xianning Bozhuang Tea Products Co., Ltd.	PRC	100	6,277,922
Jilin Chuangyuan Chemical Co., Ltd.	PRC	VIE	9,280,493
Bless Chemical Co., Ltd (a subsidiary of Shine Chemical)	Hong Kong	100	10,000
Hubei Bryce Technology Co., Ltd. (a subsidiary of Bless Chemical)	PRC	100	30,000,000
Shandong Yunchu Supply Chain Co., Ltd.	PRC	100	5,000,000
Shine Chemical Co., Ltd.	Cayman	100	8,000

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

Use of Estimates

The financial statements preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management evaluates estimates, including the allowance for credit losses of accounts receivable, amounts due from related parties and equity investments, the useful lives of our property and equipment, impairment of long-lived assets, long-term investments and goodwill, etc. Management bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2024, the Company had cash and cash equivalents of $558,933 compared to $436,383 as of December 31, 2023.

Accounts Receivable, Net

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

	06/30/2024	12/31/2023	06/30/2023
Period-end US$: CDN exchange rate	1.3634	1.3196	1.3205
Period-end US$: RMB exchange rate	7.1268	7.0827	7.2258
Period-end US$: HK exchange rate	7.8087	7.8157	7.8373
Period average US$: CDN exchange rate	1.3515	1.3452	1.3480
Period average US$: RMB exchange rate	7.1051	7.0467	6.9291
Period average US$: HK exchange rate	7.8187	7.8282	7.8387

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

The Company derives its revenues from selling explosion-proof skid-mounted refueling device, SF double-layer buried oil storage tank, high-grade synthetic fuel products, industrial formaldehyde solution, urea-formaldehyde pre-condensate (UFC), methylal, urea-formaldehyde glue for environment-friendly artificial board chemicals, food products like frozen fruits, beef & mutton products and vegetables and tea products. The Company recognizes product revenue at a point in time when the control of the products has been transferred to customers. The Company applies the following five steps to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

As of June 30, 2024, the lease agreement with JSSH has lapsed and the company does not have any current lease agreements exceeding 12 months.

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

Recent Accounting Pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1st, 2020. The Company has implemented the new standard, and as of June 30, 2024, there was no material effect of this current standard on its consolidated financial statements and related disclosures.

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

3. Variable Interest Entity (“VIE”)

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. If any, the variable interest holder with a controlling financial interest in a VIE is deemed the primary beneficiary and must consolidate the VIE. PLAG WOFE is deemed to have the controlling financial interest and be the primary beneficiary of Jilin Chuangyuan Chemical Co., Ltd because it has both of the following characteristics:

1)	The power to direct activities at Jilin Chuangyuan Chemical Co., Ltd. that most significantly impact such entity’s economic performance, and

2)	The obligation to absorb losses and the right to receive benefits from Jilin Chuangyuan Chemical Co., Ltd that could potentially be significant to such entity. Under the Contractual Arrangements, Jilin Chuangyuan Chemical Co., Ltd pay service fees equal to all of its net income to PLAG WFOE. At the same time, PLAG WFOE is obligated to absorb all of the Jilin Chuangyuan Chemical Co., Ltd.’s losses. The Contractual Arrangements are designed to operate Jilin Chuangyuan Chemical Co., Ltd for the benefit of PLAG WFOE and ultimately, the Company. Accordingly, the accounts of Jilin Chuangyuan Chemical Co., Ltd are consolidated in the accompanying consolidated financial statements. In addition, those financial positions and results of operations are included in the Company’s consolidated financial statements.

The carrying amount of VIE’s consolidated assets and liabilities as of June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$18,378	$33,103
Trade accounts receivable, net	2,556	132,013
Inventories	563,190	528,624
Advances to suppliers	124,688	106,971
Other receivables	19,983	25,280
Intercompany receivable	1,543,470	1,553,080
Prepaid expenses	3,908	-
Total current assets	2,276,173	2,379,071

Non-current assets
Plant and equipment, net	7,433,054	7,991,576
Intangible assets, net	1,819,736	1,854,099
Construction in progress, net	7,296	7,342
Total non-current assets	9,260,086	9,853,017

Total assets	$11,536,259	$12,232,088

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$531,620	$565,582
Advance from customers	144,538	7,723
Taxes payable	49	16,363
Other payables and accrued liabilities	3,167,600	3,115,764
Intercompany payable	3,012,656	3,031,415
Other payables-related parties	1,530,826	1,307,260
Long term payable-current portion	119,908	161,669
Deferred income	13,330	21,178
Total current liabilities	8,520,527	8,226,954

Non-current liabilities
Long-term payables	3,788,517	3,812,106
Total non-current liabilities	3,788,517	3,812,106

Total Liabilities	$12,309,044	$12,039,060

Stockholders’ equity
Paid-in capital	9,280,493	9,280,493
Statutory Reserve	29,006	29,006
Accumulated deficit	(9,196,984)	(8,229,416)
Accumulated other comprehensive income	(885,300)	(887,055)
Total stockholders’ equity	(772,785)	193,028

Total liabilities and stockholders’ equity	$11,536,259	$12,232,088

The summarized operating results of the VIE’s for the six months ended June 30, 2024 and 2023 are as follows:

	6/30/2024	6/30/2023
Operating revenues	$62,705	$4,286,828
Gross profit	(37,895)	(142,868)
Loss from operations	(967,568)	(1,179,913)
Net loss	(967,568)	(1,179,913)

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

	June 30,	December 31,
	2024	2023
Trade accounts receivable	$5,870,607	$5,262,452
Less: Allowance for credit losses	(2,072,410)	(2,102,127)
	$3,798,197	$3,160,325
Allowance for credit losses
Beginning balance:	(2,102,127)	(366,301)
Additions to allowance	-	(1,735,826)
Bad debt written-off	29,717	-
Ending balance	$(2,072,410)	$(2,102,127)

6. Advances and Prepayments to Suppliers

Prepayments include investment deposits to guarantee investment contracts and advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	June 30,	December 31,
	2024	2023
Payment to suppliers and vendors	3,342,753	5,448,324
Allowance for credit losses	(131,311)	(132,129)
Total	$3,211,442	$5,316,195

7. Inventories

Inventories consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Raw materials	$2,291,883	$1,957,942
Work in progress	1,365,375	1,394,569
Finished goods	604,609	697,733
Allowance for inventory reserve	(2,084,203)	(2,097,181)
Total	$2,177,664	$1,953,063

8. Plant and Equipment, Net

Plant and equipment consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
At Cost:
Buildings	$19,483,292	$19,604,604
Machinery and equipment	11,117,907	11,181,032
Office equipment	750,432	767,094
Motor vehicles	1,456,592	1,465,662
	32,808,223	33,018,392
Less: Impairment	(745,674)	(750,317)
Less: Accumulated depreciation	(12,877,899)	(11,996,231)
	19,184,650	20,271,844
Construction in progress	30,756	30,948
	$19,215,406	$20,302,792

Depreciation expense for the six months ended June 30, 2024 and June 30, 2023 was $881,669 and $630,258, respectively.

9. Intangible Assets

	June 30,	December 31,
	2024	2023
At Cost:
Land use rights	2,982,288	3,000,857
Software licenses	66,792	68,573
Trademark	896,094	901,674
	$3,945,174	$3,971,104

Less: Accumulated amortization	(1,219,020)	(1,137,002)
	$2,726,154	$2,834,102

Amortization expense for the three months ended June 30, 2024 and June30, 2023 was $82,018 and $60,314, respectively.

10. Long-term Investment

In 2020, the Company made an initial investment of $2.87 million in exchange for a 19% limited partner interest in Shandong Ningwei New Energy Technology Co., Ltd. The investment was accounted for using the cost method due to the lack of readily determinable fair value in 2024.

As of June 30, 2024 and December 31, 2023, the balance of long-term investments stood at $2,243,954 and $2,257,926 respectively. The variance can be attributed to the impact of foreign exchange fluctuations.

11. Other Payable

As of June 30, 2024 and December 31, 2023, the balance of other payable was $4,534,229 and $4,510,192 Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

12. Advance From Customer

For our operation, the proceeds received from sales are initially recorded as advance from customers, which was usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of June 30, 2024 and December 31, 2023, the outstanding balance of the Advance from customers was $2,465,754 and $2,464,319 respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the following reporting period.

13. Related Parties Transaction

As of June 30, 2024 and December 31, 2023, the outstanding balance due from related parties was $1,968,784 and $315,724, respectively. Significant related parties comprised much of the total outstanding balance are stated below:

		As of June 30,	As of December 31,
Amounts due from related parties:		2024	2023
Mr. Chen Xing	the management of the Shandong Yunchu	$292,390	$294,210
Mr. Lu Jun	the management of the Jingshan Sanhe	$-	$21,514
Mr. Xiong Hai Yan	the management of the Jingshan Sanhe	$1,640,675	$-
Mr. Yang Yong	the management of the Fast	$35,719	$-

These above nontrade receivables arising from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand.

As of June 30, 2024 and December 31, 2023, the outstanding balance due to related parties was $7,922,110 and $7,333,545, respectively. The balance was advanced for working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

Significant parties comprised much of the total outstanding balance are stated below:

		As of June 30,	As of December 31,
Amounts due to related parties:		2024	2023
Ms. Yan Yan	the spouse of the legal representative of Jilin Chuangyuan	$1,156,199	$899,241
Mr. Bin Zhou	Chief Executive Officer and Chairman of the Company	$1,494,181	$1,393,529
Hubei Shuang New Energy Technology Co., Ltd.	significant impact	$974,015	$442,216
Shandong Ningwei New Energy Technology Co., Ltd.	significant impact	$1,486,782	$1,496,040
Anhui Ansheng equipment Co., Ltd.	Previous subsidiary	$1,177,804	$1,177,836
Senior managements	significant impact	$1,633,129	$1,815,624

14. Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	JLCY	SDYC
Balance as of December 31, 2022	$-	$4,724,699
Goodwill acquired	-	-
Goodwill impairment	-	-
Disposal of subsidiaries	-	-
Balance as of December 31, 2023	$-	$4,724,699
Goodwill acquired	-	-
Goodwill impairment	-	-
Balance as of June 30, 2024	$-	$4,724,699

As of June 30, 2024 and December 31, 2023, the carrying amount of the Company’s goodwill was $4,724,699.

15. Bank Loans

The outstanding balances on short-term and long-term bank loans consisted of the following:

Lender	Maturities	Weighted average interest rate	06/30/2024	12/31/2023
Rural Credit Cooperatives of Jilin Province, Jilin Branch	Due in November 2026	7.83%	$3,507,886	$3,529,727
Tonghua Dongchang Yuyin Village Bank Co., Ltd.	Due in June 2025	8%	$280,631	$282,378
Jingshan City branch of Postal Saving Bank of China	Due in January 2025	3.85%	$1,401,330	$-
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in June 2026	4%	$420,946	$-

Buildings and land use rights in the amount of $11,043,343 are used as collateral for Jilin Branch. The long-term bank loan which is denominated in Renminbi was primarily obtained for general working capital.

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

The loan from the Jingshan City branch of Postal Savings Bank of China was obtained to support general working capital, with a comprehensive guarantee provided by Mr. Zhou Bin, the Company’s COO, and Hubei Bryce Technology Co., Ltd., which is under the company’s control.

Interest expense for six months ended June 30, 2024 and 2023 was $176,236 and $135,452 respectively.

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

On May 31, 2024, every ten shares of the Common Stock issued and outstanding or held as treasury stock will be automatically converted into one new share of Common Stock. The total number of shares of Common Stock authorized for issuance will then be reduced by a corresponding proportion The par value per share of the Common Stock will remain unchanged at $0.001 per share.

As of June 30, 2024 and 2023, the number of common stock issued was 7,282,714 and 7,282,714 respectively.

17. Income Taxes

United States

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. As the Company has a December 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 21% for the Company’s fiscal year ending June 30, 2024. Accordingly, the Company has remeasured the Company’s deferred tax assets on net operating loss carryforwards (“NOLs”) in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOLs and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to March 31, 2024 which the Company has foreign cumulative losses at June 30, 2024.

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

Significant components of the income tax expense consisted of the following for the three months ended June 30, 2024 and 2023:

	6/30/2024	6/30/2023
Loss attributed to PRC operations	$(2,756,026)	$(1,888,363)
Loss attributed to U.S. operations	(628,100)	(11,560,992)
Income attributed to Canada operations	227,518	43,034
Loss before tax	$(3,156,608)	$(13,406,321)

PRC Statutory Tax at 25% Rate	(689,007)	(472,091)
Valuation allowance	689,007	550,789
Income tax	$-	$78,698
Per Share Effect of Tax Exemption
Weighted-Average Shares Outstanding Basic	7,282,714	7,282,714
Per share effect	$-	$-

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

Reconciliation of effective income tax rate from continuing operations is as follows for the six months ended June 30, 2024 and 2023:

	6/30/2024	6/30/2023
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Non-recognized deferred tax benefits in the PRC	(25.00)%	(25.59)%
The Company’s effective tax rate	-%	0.59%

18. Earnings (Loss) Per Share of Common Stock

	For the Six Months Ended
	June 30,
	2024	2023
Net income (loss) from operations attributable to common stockholders	$4,605,769	$(13,485,019)

Basic and diluted (loss) earnings per share denominator:
Original Shares at the beginning:	7,282,094	7,282,094
Basic Weighted Average Shares Outstanding	7,282,094	7,282,094

(Loss) income per share from continuing operations - Basic and diluted	$(0.43)	$(1.85)
(Loss) income per share from discontinued operations - Basic and diluted	$1.07	$-
Basic and diluted weighted average shares outstanding	7,282,094	7,282,094

19. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2024 and 2023.

	For the six months ended
Customers	June 30, 2024		June 30, 2023
	Amount $	%	Amount $	%
A	1,054,847	31	-	-
B	-	-	2,536,866	19
C	656,699	20	-	-
D	-	-	1,342,227	10
E	376,997	11	-	-

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the six months ended June 30, 2024 and 2023.

	For the six months ended
Suppliers	June 30, 2024		June 30, 2023
	Amount $	%	Amount $	%
A	-	-	2,738,879	22
B	-	-	2,225,440	18
C	-	-	1,664,699	14
D	-	-	1,200,986	10
E	912,116	27	-	-
F	825,925	24	-	-
G	572,169	17	-	-
H	366,357	11	-	-

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

When a loss contingency is not both probable and estimable, the Group does not record an accrued liability but discloses the nature and the amount of the claim, if material. However, if the loss (or an additional loss in excess of the accrual) is at least reasonably possible, then the Group discloses an estimate of the loss or range of loss, unless it is immaterial or an estimate cannot be made. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves complex judgments about future events. Management is often unable to estimate the loss or a range of loss, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) there is a lack of clear or consistent interpretation of laws specific to the industry-specific complaints among different jurisdictions. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including eventual loss, fine, penalty or business impact, if any. The Company has analyzed its operations subsequent to June 30, 2024 to the date these consolidated financial statements were issued, and has determined that it does not have any material contingency events to disclose.

22. Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to June 30, 2024 to the date these financial statements were issued, and has determined that it does not have any material events to disclose.

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

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023.

The following discussion should be read in conjunction with the company’s unaudited condensed consolidated financial statement for the three months ended June 30, 2024, and 2023 and related notes to that.

	Three months ended		Increase /	Increase /
	June 30,		Decrease	Decrease
(In Thousands of USD)	2024	2023	($)	(%)
Net revenues	1,945	4,573	(2,628)	(57)
Cost of revenues	1,878	4,531	(2,653)	(59)
Gross profit	67	42	25	60
Operating expenses:
Selling and marketing expenses	34	243	(209)	(86)
General and administrative expenses	1,223	985	238	24
Research & Developing expenses	32	65	(33)	(51)
Operating loss	(1,222)	(1,251)	29	(2)
Interest expense	(191)	(129)	(62)	48
Other income (expense)	(697)	60	(757)	(1,262)
Loss on disposal of equity investments	-	(10,849)	10,849	(100)
Loss before tax	(2,110)	(12,169)	10,059	(83)
Income tax expense	-	(31)	31	(100)
Loss from continuing operations	(2,100)	(12,200)	10,090	(83)
Net loss from discontinuing operations	7,796	-	7,796	N/A
Net (loss) income	5,686	(12,200)	17,886	(147)

Net Revenues. Our net revenues for the three months ended June 30, 2024 amounted to $1.95 million, which represents a decrease of approximately $2.63 million, or 57%, from $4.57 million for the three months ended June 30, 2023. The decrease in revenue can be attributed to the stagnant sales of high-grade synthetic fuel products, which decreased from $2.09 million to $0.04 million during the current period, as well as a decline in food product sales from $2.01 million to $1.00 million.

Cost of Revenues. During the three months ended June 30, 2024, we experienced a decrease in cost of revenue of $2.65 million or 59%, in comparison to the three months ended June 30, 2023, from approximately $4.53 million to $1.88 million. This change was mainly due to a decrease in sales of revenue, as discussed above.

Gross Profit. Our gross profit for the three months ended June 30, 2024 increased by $0.03 million, representing a 60% increase to $0.07 million compared to $0.04 million for the same period in 2023. The increase was attributed to a significant surge in advertising revenue coupled with a decline in sales of unprofitable products of high-grade synthetic fuel. This significant growth is primarily attributed to the sharp increase in advertising revenue from Fast branch, which operates at approximately 100% gross profit rate.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased by $0.21 million, or 86%, to $0.03 million for the three months ended June 30, 2024 from $0.24 million for the three months ended June 30, 2023. This decrease was mainly due to the aforementioned reasons, attributable to a decrease in sales of revenue. The selling and marketing expenses mainly come from transportation and storage cost and the sales staff salaries cost decline.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2024 increased slightly by $0.24 million, or 24%, to $1.22 million compared to the previous year’s $0.99 million for the same period. The increase was primarily due to a reclassification of selling and marketing expenses to general and administrative expenses as a result of staff function realignment.

Net Income

Our net income for the three months ended June 30, 2024 decreased by $17.89 million, or 147%, to a net income of $0.57 million from a net loss of $12.20 million in the same period in 2023. This increase was primarily attributed to the gain from disposal of a subsidiary, an increase in advertising revenue sales and a decline in sales of unprofitable high-grade synthetic fuel products as previously mentioned.

Six Months Ended June 30, 2024 Compared to Six months Ended June 30, 2023.

The following discussion should be read in conjunction with the company’s audited consolidated financial statement for the six months ended June 30, 2024, and 2023 and related notes to that.

	Six months ended		Increase /	Increase /
	June 30,		Decrease	Decrease
(In Thousands of USD)	2024	2023	($)	(%)
Net revenues	3,476	13,108	(9,632)	(73)
Cost of revenues	3,046	12,819	(9,773)	(76)
Gross profit	430	289	141	49
Operating expenses:
Selling and marketing expenses	75	487	(412)	(85)
General and administrative expenses	2,426	2,078	348	17
Research & Developing expenses	78	134	(56)	(42)
Operating loss	(2,149)	(2,410)	261	(11)
Interest expense	(314)	(245)	(69)	28
Other income (expense)	(694)	98	(792)	(808)
Loss on disposal of equity investments	-	(10,849)	10,849
Loss before tax	(3,157)	(13,406)	10,249	(76)
Income tax expense	-	(79)	79	(100)
Loss from continuing operations	(3,157)	(13,485)	10,328	(77)
Net loss from discontinuing operations	7,762	-	7,762	N/A
Net (loss) income	4,605	(13,485)	18,090	(134)

Net Revenues. As of June 30, 2024, our net revenue for the six months ended was $3.48 million, representing a decrease of approximately $9.63 million or 73% from the same period last year’s $13.11 million. During the corresponding period in the previous fiscal year, over 56% of our total revenue was derived from selling various food products to restaurants. However, this segment has been significantly impacted by COVID-19 and the company management is strategically realigning new supply markets to effectively mitigate this adverse impact, resulting in sales declining from $7.30 million in 2023 to $1.00 million dollars in 2024. The sales of high-grade synthetic fuel products have remained stagnant in the current period, decreasing from $4.28 million to $0.06 million.

Cost of Revenues. During the six months ended June 30, 2024, we experienced a decrease in cost of revenue of $9.77 million or 76%, in comparison to the six months ended June 30, 2023, from approximately $12.82 million to $3.05 million. This change was mainly due to a decrease in revenue, as discussed above.

Gross Profit. Our gross profit for the six months ended June 30, 2024 increased by $0.14 million, representing a 49% increase to $0.43 million compared to $0.29 million for the same period in 2023. The substantial growth is primarily attributed to the significant increase in advertising revenue from the Fast branch, which operates at an approximate gross profit rate of 100%.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased by $0.41 million, or 85%, to $0.08 million for the six months ended June 30, 2024 from $0.49 million for the six months ended June 30, 2023. This decrease was mainly due to the aforementioned reasons, attributable to a decrease in sales of revenue.

General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2024 increased slightly by $0.35million, or 17%, to $2.43 million compared to the previous year’s $2.08 million for the same period. The increase was primarily due to a reclassification of selling and marketing expenses to general and administrative expenses as a result of staff function realignment.

Net Income

Our net income for the six months ended June 30, 2024 increased by $18.09 million, or 134%, to a net income of $4.61million from a loss of $13.49 million in the same period in 2023. This increase was primarily attributed to the gain from disposal of a subsidiary, an increase in advertising revenue sales and a decline in sales of unprofitable high-grade synthetic fuel products as previously mentioned.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and operating and capital expenditure commitments. Our liquidity needs meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period at June 30, 2024, our primary sources of financing have been cash generated from operations and private placements.

As of June 30, 2024, we had cash and cash equivalents of $558,933 compared to $436,383 as of December 31, 2023. The debt to assets ratio was 60.86% and 54.40% as of June 30, 2024 and December 31, 2023, respectively. We expect to continue to finance our operations and working capital needs in 2024 from cash generated from operations and, if needed, private financings. Suppose available liquidity is insufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $3,156,608 from continuing operations for the six months ended June 30, 2024. As of June 30, 2024 the Company had an accumulated deficit of $136,118,828, a working capital deficit of $8,092,472, its net cash used in operating activities for the six months ended June 30, 2024 was $660,867.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the six months ended June 30
(In thousands of U.S. dollars)	2024	2023
Net cash flows used in operating activities	(661)	(2,240)
Net cash flows provided by(used in) investing activities	(160)	2,749
Net cash flows provided by financing activities	941	34

Operating Activities

Net cash used in operating activities decreased by $1.57 million to $0.66 million during the six months ended June 30, 2024, from $2.24 million during the six months ended June 30, 2023. This decrease was primarily due to changes in net operating assets and liabilities of $1.98 million and was partially offset by an increase in net loss excluding non-cash expenses, gains and losses of $0.40 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 decreased to $0.16 million from the $2.74 million provided by investing activities for the same period in 2023. This decrease is primarily due to a reduction in plant and equipment purchases compared to the six months ended June 30, 2023.

Financing Activities

The net cash provided by financing activities increased by $0.91 million to $0.94 million during the six-month period ended June 30, 2024, compared to $0.03 million for the same period in 2023. This increase can be attributed to a rise in bank loans obtained for operational purposes.

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

As of June 30, 2024, there were no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

PLANET GREEN HOLDINGS CORP.

Date: August 14, 2024	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.