Form 10-Q/A
period 2024-06-30
Planet Green Holdings Corp.
filed 2024-09-30
CIK 1117057

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

The number of outstanding shares of the registrant’s common stock as of September 30, 2024 was 7,282,714.

Explanatory Note

Planet Green Holdings Corp. (the “Company”) is filing this Amendment No.1 on Form 10-Q/A for the six months ended June 30, 2024 (this “Form 10-Q/A”).

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2024, as filed with the Securities and Exchange Commission (“SEC”) on August 14, 2024 (the “Original Filing”). This Form 10-Q/A is being filed to restate the Company’s unaudited condensed consolidated financial statements for the six months ended June 30, 2024.

The Management identified an error related to the disposal of Allinyson Ltd. that incorrectly increased the gain on disposal and reduced the additional paid in capital. The restatement reflected the correction of the above error, which increased additional paid-in capital, decreased gain on disposal, accumulated deficit and accumulated other comprehensive income in connection with disposal of the Company’s wholly-owned subsidiary Allinyson Ltd, on April 1, 2024. These adjustments were evaluated by management in accordance with SEC Staff Accounting Bulletin Topic 1M, “Materiality” and management determined the effects of the restatement to be material.

The Company is filing this Form 10-Q/A to amend and restate the Original Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1:

Part I, Item 2:

Part I, Item 4:

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as otherwise described above and as otherwise set forth in this Form 10-Q/A, this Form 10-Q/A does not amend, modify or update any other information contained in the Original Filing. This Form 10-Q/A does not purport to reflect any information or events subsequent to the Original Filing, except as expressly described herein. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing. Among other things, forward-looking statements and risk factor disclosure in the Original 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements and risk factors should be read in their historical context.

i

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q/A contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” described on the Registration Statement on Form S-3 filed by the Company on September 17, 2021, and as subsequently amended, together with the other information contained in this report. If any of the events descripted in the risk factors occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

Item 1 - Financial Statements.

PLANET GREEN HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Planet Green Holdings Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$539,744	$270,317
Restricted cash	19,189	-
Accounts receivable, net	3,798,197	3,114,893
Inventories	2,177,664	1,953,063
Advances to suppliers	3,211,442	5,316,195
Other receivables	350,913	349,984
Other receivables-related parties	1,968,784	315,724
Prepaid expenses	1,262,360	978,803
Assets classified as held for sale	-	211,498
Total current assets	13,328,293	12,510,477

Non-current assets
Plant and equipment, net	19,184,650	20,271,844
Intangible assets, net	2,726,154	2,834,102
Construction in progress, net	30,756	30,948
Long-term investments	2,243,954	2,257,926
Goodwill	4,724,699	4,724,699
Total non-current assets	28,910,213	30,119,519

Total assets	$42,238,506	$42,629,996

Liabilities and Stockholders’ Equity
Current liabilities
Loans-current	$1,443,425	$-
Accounts payable	3,787,019	3,328,344
Advance from customers	2,465,754	2,464,319
Taxes payable	1,254,898	1,243,060
Other payables and accrued liabilities	4,534,229	4,484,453
Other payables-related parties	7,922,110	7,111,257
Deferred income	13,330	36,334
Liabilities directly associated with assets classified as held for sale	-	517,930
Total current liabilities	21,420,765	19,185,697

Non-current liabilities
Other long-term liabilities	119,908	191,981
Loans-noncurrent	4,167,369	3,812,106
Total non-current liabilities	4,287,277	4,004,087

Total liabilities	$25,708,042	$23,189,784
Commitments and contingencies
Stockholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized; 7,282,714 and 7,282,714 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.*	7,283	7,283
Additional paid-in capital	155,767,774	155,767,774
Accumulated deficit	(143,526,095)	(140,724,597)
Accumulated other comprehensive income	4,281,502	4,389,752

Total stockholders’ equity	$16,530,464	$19,440,212

Total liabilities and stockholders’ equity	$42,238,506	$42,629,996

*	Prior period results have been adjusted to reflect the reverse stock split effected on May 31, 2024

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$1,945,211	$4,363,474	$3,475,978	$11,920,978
Cost of revenues	1,877,906	4,239,263	3,045,868	11,582,167
Gross profit	67,305	124,211	430,110	338,811

Operating expenses:
Selling and marketing expenses	33,998	242,718	74,528	487,437
General and administrative expenses	1,222,598	982,555	2,426,299	2,073,166
Research and development expenses	32,287	65,188	77,985	133,907
Total operating expenses	1,288,883	1,290,461	2,578,812	2,694,510

Operating loss	(1,221,578)	(1,166,250)	(2,148,702)	(2,355,699)

Other (expenses) income
Interest income	72	46	307	150
Interest expenses	(191,491)	(129,521)	(314,538)	(245,734)
Other income	50,541	62,483	54,991	101,198
Other expenses	(747,193)	(2,980)	(748,666)	(3,419)
Loss on disposal of equity investments	-	(10,848,632)	-	(10,848,632)
Total other expenses	(888,071)	(10,918,604)	(1,007,906)	(10,996,437)

Loss before income taxes	(2,109,649)	(12,084,854)	(3,156,608)	(13,352,136)

Income tax expenses	-	(31,074)	-	(78,698)

Loss from continuing operations	(2,109,649)	(12,115,928)	(3,156,608)	(13,430,834)

Discontinued operations:
Income (loss) from discontinued operations	389,055	(83,720)	355,110	(54,185)

Net loss	(1,720,594)	(12,199,648)	(2,801,498)	(13,485,019)

Less: Net loss attributable to non-controlling interest	-	-	-	-

Net loss attributable to common shareholders	$(1,720,594)	$(12,199,648)	$(2,801,498)	$(13,485,019)

Net loss	(1,720,594)	(12,199,648)	(2,801,498)	(13,485,019)

Foreign currency translation adjustment	(81,119)	(1,116,356)	(108,250)	(784,746)

Total comprehensive loss	(1,801,713)	(13,316,004)	(2,909,748)	(14,269,765)

Earnings (loss) per common share of common stock - basic and diluted*
Continuing operations	$(0.29)	$(1.66)	$(0.43)	$(1.84)
Discontinued operations	$0.05	$(0.01)	$0.05	$(0.01)

Basic and diluted weighted average shares outstanding	7,282,714	7,282,714	7,282,714	7,282,714

*	Prior period results have been adjusted to reflect the reverse stock split effected on May 31, 2024

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended June 30, 2024 and 2023

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares*	Amount	Capital	Deficit	Income	Total
Balance, March 31, 2023	7,282,714	$7,283	$155,767,774	$(121,166,172)	$5,023,852	$39,632,737
Net loss	-	-	-	(12,199,648)	-	(12,199,648)
Foreign currency translation adjustment	-	-	-	-	(1,116,356)	(1,116,356)
Balance, June 30, 2023	7,282,714	$7,283	$155,767,774	$(133,365,820)	$3,907,496	$26,316,733

Balance, March 31, 2024	7,282,714	$7,283	$155,767,774	$(141,805,501)	$4,362,621	$18,332,177
Net loss	-	-	-	(1,720,594)	-	(1,720,594)
Foreign currency translation adjustment	-	-	-	-	(81,119)	(81,119)
Balance, June 30, 2024	7,282,714	$7,283	$155,767,774	$(143,526,095)	$4,281,502	$16,530,464

*	Prior period results have been adjusted to reflect the reverse stock split effected on May 31, 2024

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2024 and 2023

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares*	Amount	Capital	Deficit	Income	Total
Balance, January 1, 2023	7,282,714	$7,283	$155,767,774	$(119,880,801)	$4,692,242	$40,586,498
Net loss	-	-	-	(13,485,019)	-	(13,485,019)
Foreign currency translation adjustment	-	-	-	-	(784,746)	(784,746)
Balance, June 30, 2023	7,282,714	$7,283	$155,767,774	$(133,365,820)	$3,907,496	$26,316,733

Balance, January 1, 2024	7,282,714	$7,283	$155,767,774	$(140,724,597)	$4,389,752	$19,440,212
Net loss	-	-	-	(2,801,498)	-	(2,801,498)
Foreign currency translation adjustment	-	-	-	-	(108,250)	(108,250)
Balance, June 30, 2024	7,282,714	$7,283	$155,767,774	$(143,526,095)	$4,281,502	$16,530,464

*	Prior period results have been adjusted to reflect the reverse stock split effected on May 31, 2024

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPFRATING ACTIVITIFS:

Net loss	$(2,801,498)	$(13,485,019)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation	958,969	1,038,757
Amortization	90,688	60,314
Loss on disposal of equity investments	-	10,848,632
Gain on disposal of subsidiary	(189,044)	-
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivables, net	(690,160)	48,800
Inventories	(237,407)	362,305
Prepayments and deposit	1,815,371	(3,248,171)
Other receivables	(19,865)	(41,407)
Accounts payable	506,753	-
Advance from customer	(117,075)	1,357,209
Other payables and accrued liabilities	53,928	576,796
Taxes payable	(8,988)	249,706
Deferred income	(22,539)	(8,032)
Net cash used in operating activities	(660,867)	(2,240,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	5,683	(20,857)
Proceeds from disposal of equity method investments	-	2,770,000
Net decrease in cash from disposal of subsidiaries	(166,066)	-
Net cash (used in) provided by investing activities	(160,383)	2,749,143

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loans	1,757,361	(39,521)
Changes in related party balances, net	(816,191)	73,426
Net cash provided by financing activities	941,170	33,905

Net increase in cash and cash equivalents	119,920	542,938

EFFECT OF EXCHANGE RATE ON CASH	2,630	76,771

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	436,383	93,487

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$558,933	$713,196

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$307	$365
Interest paid	$314,538	$245,734

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $3,156,608 from continuing operations for the six months ended June 30, 2024. As of June 30, 2024 the Company had an accumulated deficit of $143,526,095, a working capital deficit of $8,092,472, its net cash used in operating activities for the six months ended June 30, 2024 was $660,867.

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

2. Restatement of Previously Issued Financial Statements

On September 30, 2024, the Company’s management, in consultation with its advisors, concluded that the Company’s previously issued unaudited condensed consolidated financial statements contained within the Quarterly Report on Form 10-Q for the period ended June 30, 2024 should no longer be relied upon due to an error related to the disposal of the Company’s wholly-owned subsidiary Allinyson Ltd, on April 1, 2024, and that we would restate such financial statements to make the necessary accounting corrections. Details of the restated condensed consolidated financial statements for the three and six months ended June 30, 2024, are provided below (“Restatement Items”).

Restatement Items

The Company incorrectly recognized income from discontinued operations in additional paid in capital in connection with disposal of Allinyson Ltd. The corrections resulted in a $7,407,267 decrease in income from discontinued operation, a $7,422,000 increase in additional paid-in capital, a $7,407,267 decrease in accumulated deficit and a $14,733 decrease in accumulated other comprehensive income.

The following tables present the effect of the Restatement Items on the Company’s condensed consolidated balance sheet as of June 30, 2024:

	As of June 30, 2024 (Unaudited)
	As Previously Reported	Restatement Adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	$539,744	$-	$539,744
Restricted cash	19,189	-	19,189
Accounts receivable, net	3,798,197	-	3,798,197
Inventories	2,177,664	-	2,177,664
Advances to suppliers	3,211,442	-	3,211,442
Other receivables	350,913	-	350,913
Other receivables-related parties	1,968,784	-	1,968,784
Prepaid expenses	1,262,360	-	1,262,360
Total current assets	13,328,293	-	13,328,293

Non-current assets
Plant and equipment, net	19,184,650	-	19,184,650
Intangible assets, net	2,726,154	-	2,726,154
Construction in progress, net	30,756	-	30,756
Long-term investments	2,243,954	-	2,243,954
Goodwill	4,724,699	-	4,724,699
Total non-current assets	28,910,213	-	28,910,213

Total assets	$42,238,506	$-	$42,238,506

Liabilities and Stockholders’ Equity
Current liabilities
Loans-current	$1,443,425	$-	$1,443,425
Accounts payable	3,787,019	-	3,787,019
Advance from customers	2,465,754	-	2,465,754
Taxes payable	1,254,898	-	1,254,898
Other payables and accrued liabilities	4,534,229	-	4,534,229
Other payables-related parties	7,922,110	-	7,922,110
Deferred income	13,330	-	13,330
Total current liabilities	21,420,765	-	21,420,765

Non-current liabilities
Other long-term liabilities	119,908	-	119,908
Loans-noncurrent	4,167,369	-	4,167,369
Total non-current liabilities	4,287,277	-	4,287,277
		-
Total liabilities	$25,708,042	$-	$25,708,042
Commitments and contingencies
Stockholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of June 30, 2024	-	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized; 7,282,714 shares issued and outstanding as of June 30, 2024	7,283	-	7,283
Additional paid-in capital	148,345,774	7,422,000	155,767,774
Accumulated deficit	(136,118,828)	(7,407,267)	(143,526,095)
Accumulated other comprehensive income	4,296,235	(14,733)	4,281,502

Total stockholders’ equity	$16,530,464	$-	$16,530,464

Total liabilities and stockholders’ equity	$42,238,506	$-	$42,238,506

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables present the effect of the Restatement Items on the Company’s condensed consolidated statement of operations for the three months ended June 30, 2024:

	For the Three Months Ended June 30, 2024 (Unaudited)
	As Previously Reported	Restatement Adjustments	As Restated
Net revenues	$1,945,211	$-	$1,945,211
Cost of revenues	1,877,906	-	1,877,906
Gross profit	67,305	-	67,305

Operating expenses:
Selling and marketing expenses	33,998	-	33,998
General and administrative expenses	1,222,598	-	1,222,598
Research and development expenses	32,287	-	32,287
Total operating expenses	1,288,883	-	1,288,883

Operating loss	(1,221,578)	-	(1,221,578)

Other (expenses) income
Interest income	72	-	72
Interest expenses	(191,491)	-	(191,491)
Other income	50,541	-	50,541
Other expenses	(747,193)	-	(747,193)
Total other expenses	(888,071)	-	(888,071)

Loss before income taxes	(2,109,649)	-	(2,109,649)

Income tax expenses	-	-	-

Loss from continuing operations	(2,109,649)	-	(2,109,649)

Discontinued operations:
Income from discontinued operations	7,796,322	(7,407,267)	389,055

Net loss	5,686,673	(7,407,267)	(1,720,594)

Less: Net loss attributable to non-controlling interest	-		-

Net loss attributable to common shareholders	$5,686,673	$(7,407,267)	$(1,720,594)

Net loss	5,686,673	(7,407,267)	(1,720,594)

Foreign currency translation adjustment	(66,386)	(14,733)	(81,119)

Total comprehensive loss	5,620,287	(7,422,000)	(1,801,713)

Earnings (loss) per common share of common stock - basic and diluted
Continuing operations	$(0.29)	$-	$(0.29)
Discontinued operations	$1.07	$(1.02)	$0.05

Basic and diluted weighted average shares outstanding	7,282,714	7,282,714	7,282,714

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables present the effect of the Restatement Items on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2024:

	For the Six Months Ended June 30, 2024 (Unaudited)
	As Previously Reported	Restatement Adjustments	As Restated
Net revenues	$3,475,978	$-	$3,475,978
Cost of revenues	3,045,868	-	3,045,868
Gross profit	430,110	-	430,110

Operating expenses:
Selling and marketing expenses	74,528	-	74,528
General and administrative expenses	2,426,299	-	2,426,299
Research and development expenses	77,985	-	77,985
Total operating expenses	2,578,812	-	2,578,812

Operating loss	(2,148,702)	-	(2,148,702)

Other (expenses) income
Interest income	307	-	307
Interest expenses	(314,538)	-	(314,538)
Other income	54,991	-	54,991
Other expenses	(748,666)	-	(748,666)
Total other expenses	(1,007,906)	-	(1,007,906)

Loss before income taxes	(3,156,608)	-	(3,156,608)

Income tax expenses	-	-	-

Loss from continuing operations	(3,156,608)	-	(3,156,608)

Discontinued operations:
Income from discontinued operations	7,762,377	(7,407,267)	355,110

Net loss	4,605,769	(7,407,267)	(2,801,498)

Less: Net loss attributable to non-controlling interest	-		-

Net loss attributable to common shareholders	$4,605,769	$(7,407,267)	$(2,801,498)

Net loss	4,605,769	(7,407,267)	(2,801,498)

Foreign currency translation adjustment	(93,517)	(14,733)	(108,250)

Total comprehensive loss	4,512,252	(7,422,000)	(2,909,748)

Earnings (loss) per common share of common stock - basic and diluted
Continuing operations	$(0.43)	$-	$(0.43)
Discontinued operations	$1.07	$(1.02)	$0.05

Basic and diluted weighted average shares outstanding	7,282,714	7,282,714	7,282,714

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables present the effect of the Restatement Items on the Company’s condensed consolidated statement of changes in stockholders’ equity for the three months ended June 30, 2024:

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares*	Amount	Capital	Deficit	Income	Interests	Total
Balance, March 31, 2023	7,282,714	$7,283	$155,767,774	$(121,166,172)	$5,023,852	$-	$39,632,737
Net loss	-	-	-	(12,199,648)	-	-	(12,199,648)
Foreign currency translation adjustment	-	-	-	-	(1,116,356)	-	(1,116,356)
Balance, June 30, 2023	7,282,714	$7,283	$155,767,774	$(133,365,820)	$3,907,496	$-	$26,316,733

Balance, March 31, 2024	7,282,714	$7,283	$155,767,774	$(141,805,501)	$4,362,621	$-	$18,332,177
Net loss	-	-	-	5,686,673	-	-	5,686,673
Deconsolidation of discontinued operations	-	-	(7,422,000)	-	-	-	(7,422,000)
Foreign currency translation adjustment	-	-	-	-	(66,386)	-	(66,386)
Restatement Items	-	-	7,422,000	(7,407,267)	(14,733)	-	-
Balance, June 30, 2024	7,282,714	$7,283	$155,767,774	$(143,526,095)	$4,281,502	$-	$16,530,464

*	Prior period results have been adjusted to reflect the reverse stock split effected on May 31, 2024

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables present the effect of the Restatement Items on the Company’s condensed consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2024:

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling
	Shares*	Stock	Capital	Deficit	Income	Interests	Total
Balance, January 1, 2023	7,282,714	$7,283	$155,767,774	$(119,880,801)	$4,692,242	$-	$40,586,498
Net loss	-	-	-	(13,485,019)	-	-	(13,485,019)
Foreign currency translation adjustment	-	-	-	-	(784,746)	-	(784,746)
Balance, June 30, 2023	7,282,714	$7,283	$155,767,774	$(133,365,820)	$3,907,496	$-	$26,316,733

Balance, January 1, 2024	7,282,714	$7,283	$155,767,774	$(140,724,597)	$4,389,752	$-	$19,440,212
Net loss	-	-	-	4,605,769	-	-	4,605,769
Deconsolidation of discontinued operations	-	-	(7,422,000)	-	-	-	(7,422,000)
Foreign currency translation adjustment	-	-	-	-	(93,517)	-	(93,517)
Restatement Items	-	-	7,422,000	(7,407,267)	(14,733)	-	-
Balance, June 30, 2024	7,282,714	$7,283	$155,767,774	$(143,526,095)	$4,281,502	$-	$16,530,464

*	Prior period results have been adjusted to reflect the reverse stock split effected on May 31, 2024

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables present the effect of the Restatement Items on the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2024:

	For the Six Months Ended June 30, 2024 (Unaudited)
	As Previously Reported	Restatement Adjustments	As Restated
CASH FLOWS FROM OPFRATING ACTIVITIFS:

Net loss	$4,605,769	$(7,407,267)	$(2,801,498)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:		-
Depreciation	958,969	-	958,969
Amortization	90,688	-	90,688
Gain on disposal of subsidiary	(7,596,311)	7,407,267	(189,044)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivables, net	(690,160)	-	(690,160)
Inventories	(237,407)	-	(237,407)
Prepayments and deposit	1,815,371	-	1,815,371
Other receivables	(19,865)	-	(19,865)
Accounts payable	506,753	-	506,753
Advance from customer	(117,075)	-	(117,075)
Other payables and accrued liabilities	53,928	-	53,928
Taxes payable	(8,988)	-	(8,988)
Deferred income	(22,539)	-	(22,539)
Net cash used in operating activities	(660,867)	-	(660,867)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	5,683	-	5,683
Net decrease in cash from disposal of subsidiaries	(166,066)	-	(166,066)
Net cash (used in) provided by investing activities	(160,383)	-	(160,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loans	1,757,361	-	1,757,361
Changes in related party balances, net	(816,191)	-	(816,191)
Net cash provided by financing activities	941,170	-	941,170

Net increase in cash and cash equivalents	119,920	-	119,920

EFFECT OF EXCHANGE RATE ON CASH	2,630	-	2,630

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	436,383	-	436,383

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$558,933	$-	$558,933

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$307	$-	$307
Interest paid	$314,538	$-	$314,538

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

3. Summary of Significant Accounting Policies

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

Reclassifications

Certain amounts on the prior-years’ consolidated balance sheets and statement of operations were reclassified to reflect discontinued operations, with no effect on ending stockholders’ equity.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2024, the Company had cash and cash equivalents of $558,933 compared to $270,317 as of December 31, 2023.

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

4. Variable Interest Entity (“VIE”)

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. If any, the variable interest holder with a controlling financial interest in a VIE is deemed the primary beneficiary and must consolidate the VIE. PLAG WOFE is deemed to have the controlling financial interest and be the primary beneficiary of Jilin Chuangyuan Chemical Co., Ltd because it has both of the following characteristics:

1)	The power to direct activities at Jilin Chuangyuan Chemical Co., Ltd. that most significantly impact such entity’s economic performance, and

2)	The obligation to absorb losses and the right to receive benefits from Jilin Chuangyuan Chemical Co., Ltd that could potentially be significant to such entity. Under the Contractual Arrangements, Jilin Chuangyuan Chemical Co., Ltd pay service fees equal to all of its net income to PLAG WFOE. At the same time, PLAG WFOE is obligated to absorb all of the Jilin Chuangyuan Chemical Co., Ltd.’s losses. The Contractual Arrangements are designed to operate Jilin Chuangyuan Chemical Co., Ltd for the benefit of PLAG WFOE and ultimately, the Company. Accordingly, the accounts of Jilin Chuangyuan Chemical Co., Ltd are consolidated in the accompanying consolidated financial statements. In addition, those financial positions and results of operations are included in the Company’s consolidated financial statements.

The carrying amount of VIE’s consolidated assets and liabilities as of June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$18,378	$33,103
Trade accounts receivable, net	2,556	132,013
Inventories	563,190	528,624
Advances to suppliers	124,688	106,971
Other receivables	19,983	25,280
Intercompany receivable	1,543,470	1,553,080
Prepaid expenses	3,908	-
Total current assets	2,276,173	2,379,071

Non-current assets
Plant and equipment, net	7,433,054	7,991,576
Intangible assets, net	1,819,736	1,854,099
Construction in progress, net	7,296	7,342
Total non-current assets	9,260,086	9,853,017

Total assets	$11,536,259	$12,232,088

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$531,620	$565,582
Advance from customers	144,538	7,723
Taxes payable	49	16,363
Other payables and accrued liabilities	3,167,600	3,115,764
Intercompany payable	3,012,656	3,031,415
Other payables-related parties	1,530,826	1,307,260
Long term payable-current portion	119,908	161,669
Deferred income	13,330	21,178
Total current liabilities	8,520,527	8,226,954

Non-current liabilities
Long-term payables	3,788,517	3,812,106
Total non-current liabilities	3,788,517	3,812,106

Total Liabilities	$12,309,044	$12,039,060

Stockholders’ equity
Paid-in capital	9,280,493	9,280,493
Statutory Reserve	29,006	29,006
Accumulated deficit	(9,196,984)	(8,229,416)
Accumulated other comprehensive income	(885,300)	(887,055)
Total stockholders’ equity	(772,785)	193,028

Total liabilities and stockholders’ equity	$11,536,259	$12,232,088

The summarized operating results of the VIE’s for the three and six months ended June 30, 2024 and 2023 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues	$36,065	$2,093,307	$62,705	$4,286,828
Gross profit	(23,464)	(57,239)	(37,895)	(142,868)
Loss from operations	(529,171)	(672,427)	(967,568)	(1,179,913)
Net loss	$(529,171)	$(672,427)	$(967,568)	$(1,179,913)

5. Accounts Receivable, Net

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets, and wholesalers

	June 30,	December 31,
	2024	2023
Trade accounts receivable	$5,870,607	$5,217,020
Less: Allowance for credit losses	(2,072,410)	(2,102,127)
	$3,798,197	$3,114,893
Allowance for credit losses
Beginning balance:	(2,102,127)	(366,301)
Additions to allowance	-	(1,735,826)
Bad debt written-off	29,717	-
Ending balance	$(2,072,410)	$(2,102,127)

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

11. Other Payable

As of June 30, 2024 and December 31, 2023, the balance of other payable was $4,534,229 and $4,484,453 Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

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

As of June 30, 2024 and December 31, 2023, the outstanding balance due to related parties was $7,922,110 and $7,111,257, respectively. The balance was advanced for working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

Significant parties comprised much of the total outstanding balance are stated below:

		As of June 30,	As of December 31,
Amounts due to related parties:		2024	2023
Ms. Yan Yan	the spouse of the legal representative of Jilin Chuangyuan	$1,156,199	$899,241
Mr. Bin Zhou	Chief Executive Officer and Chairman of the Company	$1,494,181	$1,393,529
Hubei Shuang New Energy Technology Co., Ltd.	significant impact	$974,015	$442,216
Shandong Ningwei New Energy Technology Co., Ltd.	significant impact	$1,486,782	$1,496,040
Anhui Ansheng equipment Co., Ltd.	Previous subsidiary	$1,177,804	$1,177,836
Senior managements	significant impact	$1,633,129	$1,702,395

14. Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

SDYC
Balance as of December 31, 2022	$4,724,699
Goodwill acquired	-
Goodwill impairment	-
Disposal of subsidiaries	-
Balance as of December 31, 2023	$4,724,699
Goodwill acquired	-
Goodwill impairment	-
Balance as of June 30, 2024	$4,724,699

As of June 30, 2024 and December 31, 2023, the carrying amount of the Company’s goodwill was $4,724,699.

15. Bank Loans

The outstanding balances on short-term and long-term bank loans consisted of the following:

Lender	Maturities	Weighted average interest rate	06/30/2024	12/31/2023
Rural Credit Cooperatives of Jilin Province, Jilin Branch	Due in November 2026	7.83%	$3,507,886	$3,529,727
Tonghua Dongchang Yuyin Village Bank Co., Ltd.	Due in June 2025	8%	$280,631	$282,378
Jingshan City branch of Postal Saving Bank of China	Due in January 2025	3.85%	$1,401,330	$-
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in June 2026	4%	$420,946	$-

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

Significant components of the income tax expense consisted of the following for the three months ended June 30, 2024 and 2023:

	6/30/2024	6/30/2023
Loss attributed to PRC operations	$(2,756,026)	$(1,834,178)
Loss attributed to U.S. operations	(628,100)	(11,560,992)
Income attributed to Canada operations	227,518	43,034
Loss before tax	$(3,156,608)	$(13,352,136)

PRC Statutory Tax at 25% Rate	(689,007)	(472,091)
Valuation allowance	689,007	550,789
Income tax	$-	$78,698
Per Share Effect of Tax Exemption
Weighted-Average Shares Outstanding Basic	7,282,714	7,282,714
Per share effect	$-	$-

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

Reconciliation of effective income tax rate from continuing operations is as follows for the six months ended June 30, 2024 and 2023:

	6/30/2024	6/30/2023
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Non-recognized deferred tax benefits in the PRC	(25.00)%	(25.59)%
The Company’s effective tax rate	-%	0.59%

18. Earnings (Loss) Per Share of Common Stock

	For the Six Months Ended
	June 30,
	2024	2023
Net loss from operations attributable to common stockholders	$(2,801,498)	$(13,485,019)

Basic and diluted (loss) earnings per share denominator:
Original Shares at the beginning:	7,282,714	7,282,714
Basic Weighted Average Shares Outstanding	7,282,714	7,282,714

Loss per share from continuing operations - Basic and diluted	$(0.43)	$(1.84)
Income per share from discontinued operations - Basic and diluted	$0.05	$(0.01)
Basic and diluted weighted average shares outstanding	7,282,714	7,282,714

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

	Three months ended		Increase /	Increase /
	June 30,		Decrease	Decrease
(In Thousands of USD)	2024	2023	($)	(%)
Net revenues	1,945	4,363	(2,418)	(55)
Cost of revenues	1,878	4,239	(2,361)	(56)
Gross profit	67	124	(57)	(46)
Operating expenses:
Selling and marketing expenses	34	243	(209)	(86)
General and administrative expenses	1,223	983	240	24
Research & Developing expenses	32	65	(33)	(51)
Operating loss	(1,222)	(1,167)	(55)	5
Interest expense	(191)	(129)	(62)	48
Other income (expense)	(697)	60	(757)	(1,262)
Loss on disposal of equity investments	-	(10,849)	10,849	(100)
Loss before tax	(2,110)	(12,085)	9,975	(83)
Income tax expense	-	(31)	31	(100)
Loss from continuing operations	(2,110)	(12,116)	10,006	(83)
Net income from discontinuing operations	389	(84)	473	(563)
Net loss	(1,721)	(12,200)	10,479	(86)

Net Revenues. Our net revenues for the three months ended June 30, 2024 amounted to $1.95 million, which represents a decrease of approximately $2.42 million, or 55%, from $4.36 million for the three months ended June 30, 2023. The decrease in revenue can be attributed to the stagnant sales of high-grade synthetic fuel products, which decreased from $2.09 million to $0.04 million during the current period, as well as a decline in food product sales from $2.01 million to $1.00 million.

Cost of Revenues. During the three months ended June 30, 2024, we experienced a decrease in cost of revenue of $2.36 million or 56%, in comparison to the three months ended June 30, 2023, from approximately $4.24 million to $1.88 million. This change was mainly due to a decrease in sales of revenue, as discussed above.

Gross Profit. Our gross profit for the three months ended June 30, 2024 decreased by $0.06 million, representing a 46% decrease to $0.07 million compared to $0.12 million for the same period in 2023. The decrease was attributed to a decrease in sales of revenue, as discussed above .

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

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2024 increased slightly by $0.24 million, or 24%, to $1.22 million compared to the previous year’s $0.98 million for the same period. The increase was primarily due to a reclassification of selling and marketing expenses to general and administrative expenses as a result of staff function realignment.

Net Income

Our net loss for the three months ended June 30, 2024 decreased by $10.48 million, or 86%, to $1.72 million from $12.20 million in the same period in 2023. This decrease was primarily attributed to the loss on disposal of equity investments.

Six Months Ended June 30, 2024 Compared to Six months Ended June 30, 2023.

The following discussion should be read in conjunction with the company’s audited consolidated financial statement for the six months ended June 30, 2024, and 2023 and related notes to that.

	Six months ended		Increase /	Increase /
	June 30,		Decrease	Decrease
(In Thousands of USD)	2024	2023	($)	(%)
Net revenues	3,476	11,921	(8,445)	(71)
Cost of revenues	3,046	11,582	(8,536)	(74)
Gross profit	430	339	91	27
Operating expenses:
Selling and marketing expenses	75	487	(412)	(85)
General and administrative expenses	2,426	2,073	353	17
Research & Developing expenses	78	134	(56)	(42)
Operating loss	(2,149)	(2,355)	206	(9)
Interest expense	(314)	(246)	(68)	28
Other income (expense)	(694)	98	(792)	(808)
Loss on disposal of equity investments	-	(10,849)	10,849	(100)
Loss before tax	(3,157)	(13,352)	10,195	(76)
Income tax expense	-	(79)	79	(100)
Loss from continuing operations	(3,157)	(13,431)	10,274	(76)
Net income from discontinuing operations	355	(54)	409	(757)
Net loss	(2,801)	(13,485)	10,684	(79)

Net Revenues. As of June 30, 2024, our net revenue for the six months ended was $3.48 million, representing a decrease of approximately $8.45 million or 71% from the same period last year’s $11.92 million. During the corresponding period in the previous fiscal year, over 56% of our total revenue was derived from selling various food products to restaurants. However, this segment has been significantly impacted by COVID-19 and the company management is strategically realigning new supply markets to effectively mitigate this adverse impact, resulting in sales declining from $7.30 million in 2023 to $1.00 million dollars in 2024. The sales of high-grade synthetic fuel products have remained stagnant in the current period, decreasing from $4.28 million to $0.06 million.

Cost of Revenues. During the six months ended June 30, 2024, we experienced a decrease in cost of revenue of $8.54 million or 74%, in comparison to the six months ended June 30, 2023, from approximately $11.58 million to $3.05 million. This change was mainly due to a decrease in revenue, as discussed above.

Gross Profit. Our gross profit for the six months ended June 30, 2024 increased by $0.09 million, representing a 27% increase to $0.43 million compared to $0.34 million for the same period in 2023. The substantial growth is primarily attributed to the significant increase in advertising revenue from the Fast branch, which operates at an approximate gross profit rate of 100%.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased by $0.41 million, or 85%, to $0.08 million for the six months ended June 30, 2024 from $0.49 million for the six months ended June 30, 2023. This decrease was mainly due to the aforementioned reasons, attributable to a decrease in sales of revenue.

General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2024 increased slightly by $0.35 million, or 17%, to $2.43 million compared to the previous year’s $2.07 million for the same period. The increase was primarily due to a reclassification of selling and marketing expenses to general and administrative expenses as a result of staff function realignment.

Net Loss

Our net loss for the six months ended June 30, 2024 decreased by $10.69 million, or 79%, to $2.80 million from $13.49 million in the same period in 2023. This decrease was primarily attributed to the loss on disposal of equity investments.

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

As of June 30, 2024, we had cash and cash equivalents of $558,933 compared to $270,317 as of December 31, 2023. The debt to assets ratio was 60.86% and 54.40% as of June 30, 2024 and December 31, 2023, respectively. We expect to continue to finance our operations and working capital needs in 2024 from cash generated from operations and, if needed, private financings. Suppose available liquidity is insufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $3,156,608 from continuing operations for the six months ended June 30, 2024. As of June 30, 2024 the Company had an accumulated deficit of $143,526,095, a working capital deficit of $8,092,472, its net cash used in operating activities for the six months ended June 30, 2024 was $660,867.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the six months ended June 30
(In thousands of U.S. dollars)	2024	2023
Net cash flows used in operating activities	(661)	(2,240)
Net cash flows (used in) provided by investing activities	(160)	2,749
Net cash flows provided by financing activities	941	34

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2024.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2024, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in prior period financial statements, such as the overstatement of income of our discontinued operation and other errors in connection with the disposal of Allinyson Ltd., our wholly-owned subsidiary, on April 1, 2024. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2024.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over the time, and we can offer no assurance that these initiatives will ultimately have the intended effects, or that any additional material weaknesses or of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, other than as discussed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PLANET GREEN HOLDINGS CORP.

Date: September 30, 2024	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: September 30, 2024	By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.