Form 10-Q
period 2024-09-30
Planet Green Holdings Corp.
filed 2024-11-15
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

The number of outstanding shares of the registrant’s common stock as of November 14, 2024 was 7,282,714.

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

Item 1 - Financial Statements.

PLANET GREEN HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Planet Green Holdings Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$226,517	$270,317
Restricted cash	975	-
Accounts receivable, net	3,665,990	3,114,893
Inventories	1,487,626	1,953,063
Advances to suppliers	3,138,362	5,316,195
Other receivables	473,131	349,984
Other receivables-related parties	3,107,205	315,724
Prepaid expenses	1,018,950	978,803
Assets classified as held for sale	-	211,498
Total current assets	13,118,756	12,510,477

Non-current assets
Plant and equipment, net	19,034,324	20,271,844
Intangible assets, net	2,722,667	2,834,102
Construction in progress, net	31,235	30,948
Long-term investments	2,278,872	2,257,926
Goodwill	4,724,699	4,724,699
Total non-current assets	28,791,797	30,119,519

Total assets	$41,910,553	$42,629,996

Liabilities and Stockholders’ Equity
Current liabilities
Loans-current	$1,751,038	$-
Accounts payable	3,826,357	3,328,344
Advance from customers	2,615,320	2,464,319
Taxes payable	1,294,926	1,243,060
Other payables and accrued liabilities	4,867,213	4,484,453
Other payables-related parties	7,692,398	7,111,257
Deferred income	9,619	36,334
Liabilities directly associated with assets classified as held for sale	-	517,930
Total current liabilities	22,056,871	19,185,697

Non-current liabilities
Other long-term liabilities	114,712	191,981
Loans-noncurrent	4,232,216	3,812,106
Total non-current liabilities	4,346,928	4,004,087

Total liabilities	$26,403,799	$23,189,784
Commitments and contingencies
Stockholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized; 7,282,714 shares issued and outstanding as of September 30, 2024 and December 31, 2023 *	7,283	7,283
Additional paid-in capital	155,767,774	155,767,774
Accumulated deficit	(144,711,504)	(140,724,597)
Accumulated other comprehensive income	4,443,201	4,389,752

Total stockholders’ equity	$15,506,754	$19,440,212

Total liabilities and stockholders’ equity	$41,910,553	$42,629,996

*	Prior period results have been adjusted to reflect the reverse stock split effected on May 31, 2024

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$1,812,690	$3,522,666	$5,288,668	$15,443,644
Cost of revenues	1,696,615	3,389,905	4,742,483	14,972,072
Gross profit	116,075	132,761	546,185	471,572

Operating expenses:
Selling and marketing expenses	30,516	234,019	105,044	721,456
General and administrative expenses	1,149,166	1,177,587	3,575,465	3,250,753
Research and development expenses	31,793	61,985	109,778	195,892
Total operating expenses	1,211,475	1,473,591	3,790,287	4,168,101

Operating loss	(1,095,400)	(1,340,830)	(3,244,102)	(3,696,529)

Other (expenses) income
Interest income	110	399	417	549
Interest expenses	(164,725)	(123,216)	(479,263)	(368,950)
Other income	100,096	6,390	155,087	107,588
Other expenses	(25,490)	(2,871)	(774,156)	(6,290)
Loss on disposal of equity investments	-	-	-	(10,848,632)
Total other expenses	(90,009)	(119,298)	(1,097,915)	(11,115,735)

Loss before income taxes	(1,185,409)	(1,460,128)	(4,342,017)	(14,812,264)

Income tax expenses	-	(33,447)	-	(112,145)

Loss from continuing operations	(1,185,409)	(1,493,575)	(4,342,017)	(14,924,409)

Discontinued operations:
Income from discontinued operations	-	214,449	355,110	160,264

Net loss	(1,185,409)	(1,279,126)	(3,986,907)	(14,764,145)

Foreign currency translation adjustment	161,699	164,227	53,449	(620,519)

Total comprehensive loss	(1,023,710)	(1,114,899)	(3,933,458)	(15,384,664)

Earnings (loss) per common share - basic and diluted*
Continuing operations	$(0.16)	$(0.21)	$(0.60)	$(2.05)
Discontinued operations	$-	$0.03	$0.05	$0.02

Basic and diluted weighted average shares outstanding	7,282,714	7,282,714	7,282,714	7,282,714

*	Prior period results have been adjusted to reflect the reverse stock split effected on May 31, 2024

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2024 and 2023

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares*	Amount	Capital	Deficit	Income	Equity
Balance, July 1, 2023	7,282,714	$7,283	$155,767,774	$(133,365,820)	$3,907,496	$26,316,733
Net loss	-	-	-	(1,279,126)	-	(1,279,126)
Foreign currency translation adjustment	-	-	-	-	164,227	164,227
Balance, September 30, 2023	7,282,714	$7,283	$155,767,774	$(134,644,946)	$4,071,723	$25,201,834

Balance, July 1, 2024	7,282,714	$7,283	$155,767,774	$(143,526,095)	$4,281,502	$16,530,464
Net loss	-	-	-	(1,185,409)	-	(1,185,409)
Foreign currency translation adjustment	-	-	-	-	161,699	161,699
Balance, September 30, 2024	7,282,714	$7,283	$155,767,774	$(144,711,504)	$4,443,201	$15,506,754

*	Prior period results have been adjusted to reflect the reverse stock split effected on May 31, 2024

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2024 and 2023

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares*	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2023	7,282,714	$7,283	$155,767,774	$(119,880,801)	$4,692,242	$40,586,498
Net loss	-	-	-	(14,764,145)	-	(14,764,145)
Foreign currency translation adjustment	-	-	-	-	(620,519)	(620,519)
Balance, September 30, 2023	7,282,714	$7,283	$155,767,774	$(134,644,946)	$4,071,723	$25,201,834

Balance, January 1, 2024	7,282,714	$7,283	$155,767,774	$(140,724,597)	$4,389,752	$19,440,212
Net loss	-	-	-	(3,986,907)	-	(3,986,907)
Foreign currency translation adjustment	-	-	-	-	53,449	53,449
Balance, September 30, 2024	7,282,714	$7,283	$155,767,774	$(144,711,504)	$4,443,201	$15,506,754

*	Prior period results have been adjusted to reflect the reverse stock split effected on May 31, 2024

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,986,907)	$(14,764,145)
Less: net income from discontinued operations	(355,110)	(160,264)
Net loss from continuing operations	(4,342,017)	(14,924,409)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,408,851	1,531,932
Amortization	134,281	140,790
Allowance for doubtful accounts	222,475
Loss on disposal of equity investments	-	10,848,632
Loss on disposal of plant and equipment	1,924	-
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivables, net	(837,855)	156,928
Inventories	471,455	(1,072,128)
Prepayments and deposit	2,166,494	(3,351,255)
Other receivables	(37,038)	39,975
Accounts payable	488,508	43,839
Advance from customer	126,491	2,067,118
Other payables and accrued liabilities	309,055	281,902
Taxes payable	38,649	(94,936)
Deferred income	(26,164)	(12,048)
Other long-term liabilities	(76,648)	-
Net cash provided by (used in) continuing operations	48,461	(4,343,660)
Net cash provided by discontinued operations	-	103,031
Net cash provided by (used in) operating activities	48,461	(4,240,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(26,013)	(70,931)
Proceeds from disposal of equity method investments	-	2,770,000
Cash received from disposal of plant and equipment	5,696	-
Net cash (used in) provided by investing activities	(20,317)	2,699,069

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loans	2,082,333	(59,000)
Changes in related party balances, net	(2,186,961)	1,533,427
Net cash (used in) provided by continuing financing activities	(104,628)	1,474,427
Net cash provided by financing activities from discontinued operations	-	53,261
Net cash (used in) provided by financing activities	(104,628)	1,527,688

Net increase in cash and cash equivalents	(76,484)	(13,872)

EFFECT OF EXCHANGE RATE ON CASH	33,659	233,885

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	270,317	93,487

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$227,492	$313,500

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$417	$668
Interest paid	$479,263	$368,950

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PLANET GREEN HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

On April 8, 2022, Planet Green Holdings Corporation (Nevada) issued an aggregate of 7,500,000 shares of common stock to the equity holders of Allinyson Ltd. for the acquisition of 100% of the equity interest of Allinyson Ltd., including its wholly-owned subsidiary Baokuan Technology (Hongkong) Limited. On April 1, 2024, Allinyson Ltd. and its subsidiaries have completely been disposed, resulting in gain from disposal of $355,110.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $4,342,017 from continuing operations for the nine months ended September 30, 2024. As of September 30, 2024 the Company had an accumulated deficit of $144,711,504, a working capital deficit of $8,938,115, its net cash provided by operating activities for the nine months ended September 30, 2024 was $48,461.

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

Details of the Subsidiaries of the Company as of September 30, 2024 are set below:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of September 30, 2024, the Company had cash and cash equivalents of $227,492 compared to $270,317 as of December 31, 2023.

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

	09/30/2024	12/31/2023	09/30/2023
Period-end US$: CDN exchange rate	1.3511	1.3196	1.3406
Period-end US$: RMB exchange rate	7.0176	7.0827	7.1798
Period-end US$: HK exchange rate	7.7693	7.8157	7.8243
Period average US$: CDN exchange rate	1.3603	1.3452	1.3415
Period average US$: RMB exchange rate	7.1977	7.0467	7.0148
Period average US$: HK exchange rate	7.8123	7.8282	7.8335

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

As of September 30, 2024, the lease agreement with JSSH has lapsed and the company does not have any current lease agreements exceeding 12 months.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this accounting standard, effective January 1, 2024. Management assessed the adoption of this standard on the effective date and concluded that the adoption did not have a material effect on the Company’s financial condition, results of operations, and cash flows during the three and nine months ended September 30, 2024 and 2023.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for fiscal years beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to its consolidated financial statements.

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

3. Variable Interest Entity (“VIE”)

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. If any, the variable interest holder with a controlling financial interest in a VIE is deemed the primary beneficiary and must consolidate the VIE. PLAG WOFE is deemed to have the controlling financial interest and be the primary beneficiary of Jilin Chuangyuan Chemical Co., Ltd because it has both of the following characteristics:

1)	The power to direct activities at Jilin Chuangyuan Chemical Co., Ltd. that most significantly impact such entity’s economic performance, and

2)	The obligation to absorb losses and the right to receive benefits from Jilin Chuangyuan Chemical Co., Ltd that could potentially be significant to such entity. Under the Contractual Arrangements, Jilin Chuangyuan Chemical Co., Ltd pay service fees equal to all of its net income to PLAG WFOE. At the same time, PLAG WFOE is obligated to absorb all of the Jilin Chuangyuan Chemical Co., Ltd.’s losses. The Contractual Arrangements are designed to operate Jilin Chuangyuan Chemical Co., Ltd for the benefit of PLAG WFOE and ultimately, the Company. Accordingly, the accounts of Jilin Chuangyuan Chemical Co., Ltd are consolidated in the accompanying consolidated financial statements. In addition, those financial positions and results of operations are included in the Company’s consolidated financial statements.

The carrying amount of VIE’s consolidated assets and liabilities as of September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$1,668	$33,103
Trade accounts receivable, net	10,792	132,013
Inventories	581,217	528,624
Advances to suppliers	157,629	106,971
Other receivables	22,772	25,280
Intercompany receivable	1,567,487	1,553,080
Prepaid expenses	8,455	-
Total current assets	2,350,020	2,379,071

Non-current assets
Plant and equipment, net	7,258,699	7,991,576
Intangible assets, net	1,836,429	1,854,099
Construction in progress, net	7,410	7,342
Total non-current assets	9,102,538	9,853,017

Total assets	$11,452,558	$12,232,088

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$474,321	$565,582
Advance from customers	175,795	7,723
Taxes payable	6	16,363
Other payables and accrued liabilities	3,455,081	3,115,764
Intercompany payable	3,059,536	3,031,415
Other payables-related parties	1,596,809	1,307,260
Long term payable-current portion	114,712	161,669
Deferred income	9,619	21,178
Total current liabilities	8,885,879	8,226,954

Non-current liabilities
Long-term payables	3,847,469	3,812,106
Total non-current liabilities	3,847,469	3,812,106

Total Liabilities	$12,733,348	$12,039,060

Stockholders’ equity
Paid-in capital	9,280,493	9,280,493
Statutory Reserve	29,006	29,006
Accumulated deficit	(9,668,095)	(8,229,416)
Accumulated other comprehensive income	(922,194)	(887,055)
Total stockholders’ equity	(1,280,790)	193,028

Total liabilities and stockholders’ equity	$11,452,558	$12,232,088

The summarized operating results of the VIE’s for the three and nine months ended September 30, 2024 and 2023 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues	$16,295	$1,943,269	$79,000	$6,230,097
Gross profit	(42,925)	65,052	(80,820)	(77,816)
Loss from operations	(471,111)	(593,620)	(1,438,679)	(1,773,533)
Net loss	$(471,111)	$(593,620)	$(1,438,679)	$(1,773,533)

4. Accounts Receivable, Net

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets, and wholesalers

	September 30,	December 31,
	2024	2023
Trade accounts receivable	$6,124,781	$5,217,020
Less: Allowance for credit losses	(2,458,791)	(2,102,127)
	$3,665,990	$3,114,893
Allowance for credit losses
Beginning balance:	$(2,102,127)	$(366,301)
Additions to allowance	(356,664)	(1,735,826)
Reverse of allowance for doubtful accounts	-	-
Ending balance	$(2,458,791)	$(2,102,127)

5. Advances and Prepayments to Suppliers

Prepayments include investment deposits to guarantee investment contracts and advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	September 30,	December 31,
	2024	2023
Payment to suppliers and vendors	$3,244,649	$5,448,324
Allowance for credit losses	(106,287)	(132,129)
Total	$3,138,362	$5,316,195

6. Inventories

Inventories consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Raw materials	$1,584,654	$1,957,942
Work in progress	1,386,552	1,394,569
Finished goods	534,064	697,733
Allowance for inventory reserve	(2,017,644)	(2,097,181)
Total	$1,487,626	$1,953,063

7. Plant and Equipment, Net

Plant and equipment consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
At Cost:
Buildings	$19,786,469	$19,604,604
Machinery and equipment	11,299,802	11,181,032
Office equipment	762,024	767,094
Motor vehicles	1,278,430	1,465,662
	33,126,725	33,018,392
Less: Accumulated depreciation	(13,335,124)	(11,996,231)
Less: Impairment	(757,277)	(750,317)
	19,034,324	20,271,844
Construction in progress	31,235	30,948
	$19,065,559	$20,302,792

Depreciation expense for the nine months ended September 30, 2024 and September 30, 2023 was $1,408,851 and $1,531,932, respectively.

8. Intangible Assets

	September 30,	December 31,
	2024	2023
At Cost:
Land use rights	3,028,695	3,000,857
Software licenses	67,501	68,573
Trademark	910,039	901,674
	$4,006,235	$3,971,104

Less: Accumulated amortization	(1,283,568)	(1,137,002)
	$2,722,667	$2,834,102

Amortization expense for the nine months ended September 30, 2024 and 2023 was $134,281 and $140,790, respectively.

9. Long-term Investment

In 2020, the Company made an initial investment of $2.87 million in exchange for a 19% limited partner interest in Shandong Ningwei New Energy Technology Co., Ltd. The investment was accounted for using the cost method due to the lack of readily determinable fair value in 2024.

As of September 30, 2024 and December 31, 2023, the balance of long-term investments stood at $2,278,872 and $2,257,926 respectively. The variance can be attributed to the impact of foreign exchange fluctuations.

10. Other Payable

As of September 30, 2024 and December 31, 2023, the balance of other payable was $4,867,213 and $4,484,453 Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

11. Advance From Customer

For our operation, the proceeds received from sales are initially recorded as advance from customers, which was usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of September 30, 2024 and December 31, 2023, the outstanding balance of the Advance from customers was $2,615,320 and $2,464,319 respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the following reporting period.

12. Related Parties Transaction

As of September 30, 2024 and December 31, 2023, the outstanding balance due from related parties was $3,107,205 and $315,724, respectively. Significant related parties comprised much of the total outstanding balance are stated below:

		As of September 30,	As of December 31,
Amounts due from related parties:		2024	2023
Mr. Chen Xing	the management of the Shandong Yunchu	$296,940	$294,210
Mr. Lu Jun	the management of the Jingshan Sanhe	-	21,514
Mr. Xiong Hai Yan	the management of the Jingshan Sanhe	2,794,699	-
Mr. Yang Yong	the management of the Fast	15,566	-
		$3,107,205	$315,724

These above nontrade receivables arising from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand.

As of September 30, 2024 and December 31, 2023, the outstanding balance due to related parties was $7,692,398 and $7,111,257, respectively.

Significant parties comprised much of the total outstanding balance are stated below:

		As of September 30,	As of December 31,
Amounts due to related parties:		2024	2023
Ms. Yan Yan	the spouse of the legal representative of Jilin Chuangyuan	$1,226,915	$899,241
Mr. Bin Zhou	Chief Executive Officer and Chairman of the Company	1,200,295	1,393,529
Hubei Shuang New Energy Technology Co., Ltd.	significant impact	946,422	442,216
Shandong Ningwei New Energy Technology Co., Ltd.	significant impact	1,509,918	1,496,040
Anhui Ansheng equipment Co., Ltd.	Previous subsidiary	1,177,885	1,177,836
Senior managements	significant impact	1,630,963	1,702,395
		$7,692,398	$7,111,257

The balance was advanced for working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

13. Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

SDYC
Balance as of December 31, 2023	$4,724,699
Goodwill acquired	-
Goodwill impairment	-
Balance as of September 30, 2024	$4,724,699

As of September 30, 2024 and December 31, 2023, the carrying amount of the Company’s goodwill was $4,724,699.

14. Bank Loans

The outstanding balances on short-term and long-term bank loans consisted of the following:

Lender	Maturities	Weighted average interest rate	09/30/2024	12/31/2023
Rural Credit Cooperatives of Jilin Province, Jilin Branch	Due in November 2026	7.83%	$3,562,472	$3,529,727
Tonghua Dongchang Yuyin Village Bank Co., Ltd.	Due in June 2025	8%	$284,998	$282,378
Jingshan City branch of Postal Saving Bank of China	Due in January 2025	3.85%	$1,423,136	$-
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in June 2026	4%	$427,497	$-
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in August 2027	4.58%	$284,998	$-
Bank overdraft			$155

Buildings and land use rights in the amount of $11,215,188 are used as collateral for Jilin Branch. The long-term bank loan which is denominated in Renminbi was primarily obtained for general working capital.

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

The loan from the Hubei Jingshan Rural Commercial Bank Co. Ltd. was obtained to support general working capital, with certain buildings and land use rights of Hubei Ruishengchang Industrial Co., Ltd. in the amount of $512,996 pledged as collateral, as well as comprehensive guarantee provided by Mr. Zhou Bin, Mr. Zhang Bin, senior management of the Company, Mr. Wei Ge, a third-party individual, Hubei Bryce Technology Co., Ltd. and Hubei Ruishengchang Industrial Co., Ltd., which is under control of Ms. Wei Ge.

Interest expense for the nine months ended September 30, 2024 and 2023 was $479,263 and $221,193 respectively.

15. Equity

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

As of September 30, 2024 and December 31, 2023, the number of common stock issued was 7,282,714.

16. Income Taxes

United States

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. As the Company has a December 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 21% for the Company’s fiscal year ending September 30, 2024. Accordingly, the Company has remeasured the Company’s deferred tax assets on net operating loss carryforwards (“NOLs”) in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOLs and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to September 30, 2024 which the Company has foreign cumulative losses at September 30, 2024.

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

Significant components of the income tax expense consisted of the following for the three months ended September 30, 2024 and 2023:

	9/30/2024	9/30/2023
Loss attributed to PRC operations	$(3,822,894)	$(3,364,053)
Loss attributed to U.S. operations	(728,984)	(11,483,446)
Income attributed to Canada operations	209,861	35,235
Loss before tax	$(4,342,017)	$(14,812,264)

PRC Statutory Tax at 25% Rate	(955,724)	(841,013)
Valuation allowance	955,724	953,158
Income tax	$-	$112,145
Per Share Effect of Tax Exemption
Weighted-Average Shares Outstanding Basic	7,282,714	7,282,714
Per share effect	$-	$-

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

Reconciliation of effective income tax rate from continuing operations is as follows for the nine months ended September 30, 2024 and 2023:

	9/30/2024	9/30/2023
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Non-recognized deferred tax benefits in the PRC	(25.00)%	(25.59)%
The Company’s effective tax rate	-%	0.59%

17. Earnings (Loss) Per Share of Common Stock

	For the Nine Months Ended
	September 30,
	2024	2023
Loss from continuing operations	$(4,342,017)	$(14,924,409)
Income from discontinued operations	355,110	160,264
Net loss from operations attributable to common stockholders	$(3,986,907)	$(14,764,145)

Basic and diluted (loss) earnings per share denominator:
Original Shares at the beginning:	7,282,714	7,282,714
Basic Weighted Average Shares Outstanding	7,282,714	7,282,714

Loss per share from continuing operations - Basic and diluted	$(0.60)	$(2.05)
Income per share from discontinued operations - Basic and diluted	$0.05	$0.02
Basic and diluted weighted average shares outstanding	7,282,714	7,282,714

18. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended
Customers	September 30, 2024		September 30, 2023
	Amount $	%	Amount $	%
A	1,258,527	28	-	-
B	-	-	2,536,866	19
C	774,067	17	-	-
D	-	-	1,342,227	10

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended
Suppliers	September 30, 2024		September 30, 2023
	Amount $	%	Amount $	%
A	-	-	2,738,879	22
B	-	-	2,225,440	18
C	-	-	1,664,699	14
D	-	-	1,200,986	10
E	1,137,735	24	-	-
F	955,092	20	-	-
G	537,061	11	-	-

19. Risks

A. Credit risk

The Company’s deposits are made with banks located in the PRC. Cash maintained in banks within the People’s Republic of China of less than RMB0.5 million (equivalent to $71,249) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China.

Since the Company’s inception, the age of account receivables has been less than one year, indicating that the Company is subject to the minimal risk borne from credit extended to customers.

B. Interest risk

The Company is subject to interest rate risk when short-term and long-term loans become due and require refinancing.

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

When a loss contingency is not both probable and estimable, the Group does not record an accrued liability but discloses the nature and the amount of the claim, if material. However, if the loss (or an additional loss in excess of the accrual) is at least reasonably possible, then the Group discloses an estimate of the loss or range of loss, unless it is immaterial or an estimate cannot be made. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves complex judgments about future events. Management is often unable to estimate the loss or a range of loss, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) there is a lack of clear or consistent interpretation of laws specific to the industry-specific complaints among different jurisdictions. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including eventual loss, fine, penalty or business impact, if any. The Company has analyzed its operations subsequent to September 30, 2024 to the date these consolidated financial statements were issued, and has determined that it does not have any material contingency events to disclose.

21. Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to September 30, 2024 to the date these financial statements were issued, and has determined that it does not have any material events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are headquartered in Flushing, New York. After a series of acquisitions and dispositions in 2024 and 2023, our primary business, which is carried out by Shandong Yunchu, Jingshan Sanhe, Jilin Chuangyuan, Fast Approach Inc and Xianning Bozhuang, is:

●	To produce and distribute a variety of Chinese tea leaves broadly categories including Cyan brick tea, black tea and green tea in China;

●	To import and distribute animal proteins, mainly beef products in Chinese market;

●	To sell high-grade synthetic fuel products;

●	To sell formaldehyde, urea-formaldehyde glue, methylal, and clean fuel oil;

●	Online advertising services.

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023.

The following discussion should be read in conjunction with the company’s unaudited condensed consolidated financial statement for the three months ended September 30, 2024, and 2023 and related notes to that.

	Three Months Ended		Increase /	Increase /
	September 30,		Decrease	Decrease
(In Thousands of USD)	2024	2023	($)	(%)
Net revenues	1,813	3,523	(1,710)	(49)
Cost of revenues	1,697	3,390	(1,693)	(50)
Gross profit	116	133	(17)	(13)
Operating expenses:
Selling and marketing expenses	30	234	(204)	(87)
General and administrative expenses	1,149	1,178	(29)	(2)
Research & Developing expenses	32	62	(30)	(48)
Operating loss	(1,095)	(1,341)	246	(18)
Interest expense	(165)	(123)	(42)	34
Other income (expense)	75	4	71	1,775
Loss before tax	(1,185)	(1,460)	275	(19)
Income tax expense	-	(33)	33	(100)
Loss from continuing operations	(1,185)	(1,493)	308	(21)
Net income from discontinuing operations	-	214	(214)	(100)
Net loss	(1,185)	(1,279)	94	(7)

Net Revenues. Our net revenues for the three months ended September 30, 2024 amounted to $1.81 million, which represents a decrease of approximately $1.71 million, or 49%, from $3.52 million for the three months ended September 30, 2023. The decrease in revenue can be attributed to the stagnant sales of high-grade synthetic fuel products, which decreased from $2.57 million to $1.43 million during the current period, and a decline in beef products sales from $0.84 million to $0.34 million.

Cost of Revenues. During the three months ended September 30, 2024, we experienced a decrease in cost of revenue of $1,69 million or 50%, in comparison to the three months ended September 30, 2023, from approximately $3.39 million to $1.70 million. This change was mainly due to a decrease in sales of revenue, as discussed above.

Gross Profit. Our gross profit for the three months ended September 30, 2024 decreased by $0.01 million, representing a 13% decrease to $0.12 million compared to $0.13 million for the same period in 2023. The decrease was attributed to a decrease in sales of revenue, as discussed above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased by $0.20 million, or 87%, to $0.03 million for the three months ended September 30, 2024 from $0.23 million for the three months ended September 30, 2023. This decrease was mainly due to the aforementioned reasons, attributable to a decrease in sales of revenue. The selling and marketing expenses mainly come from transportation and storage cost and the sales staff salaries cost decline.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2024 decreased slightly by $0.03 million, or 2%, to $1.15 million compared to the previous year’s $1.18 million for the same period.

Net Income

Our net loss for the three months ended September 30, 2024 decreased by $0.09 million, to $1.19 million from $1.28 million in the same period in 2023. This increase was primarily attributed to the decrease of selling and marketing expenses, as discussed above.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023.

The following discussion should be read in conjunction with the company’s audited consolidated financial statement for the nine months ended September 30, 2024, and 2023 and related notes to that.

	Nine Months Ended		Increase /	Increase /
	September 30,		Decrease	Decrease
(In Thousands of USD)	2024	2023	($)	(%)
Net revenues	5,289	15,444	(10,155)	(66)
Cost of revenues	4,742	14,972	(10,230)	(68)
Gross profit	547	472	75	16
Operating expenses:
Selling and marketing expenses	105	721	(616)	(85)
General and administrative expenses	3,575	3,251	324	10
Research & Developing expenses	110	196	(86)	(44)
Operating loss	(3,243)	(3,696)	453	(12)
Interest expense	(479)	(368)	(111)	30
Other income (expense)	(619)	101	(720)	(713)
Loss on disposal of equity investments	-	(10,849)	10,849
Loss before tax	(4,341)	(14,812)	10,471	(71)
Income tax expense	-	(112)	112	(100)
Loss from continuing operations	(4,341)	(14,924)	10,583	(71)
Net income from discontinuing operations	355	160	195	122
Net loss	(3,986)	(14,764)	10,778	(73)

Net Revenues. Our net revenue for the nine months ended September 30, 2024 was $5.29 million, representing a decrease of approximately $10.16 million or 66% from the same period last year’s $15.44 million. The decrease in revenue can be attributed to the stagnant sales of high-grade synthetic fuel products, which decreased from $6.85 million to $3.36 million during the current period, and a decline in food product sales from $8.14 million to $1.34 million.

Cost of Revenues. During the nine months ended September 30, 2024, we experienced a decrease in cost of revenue of $10.23 million or 68%, in comparison to the nine months ended September 30, 2023, from approximately $14.97 million to $4.74 million. This change was mainly due to a decrease in revenue, as discussed above.

Gross Profit. Our gross profit for the nine months ended September 30, 2024 increased by $0.08 million, representing a 16% increase to $0.55 million compared to $0.47 million for the same period in 2023. The growth is primarily attributed to the significant increase in advertising revenue from the Fast branch, which operates at an approximate gross profit rate of 100%.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased by $0.61 million, or 85%, to $0.11 million for the nine months ended September 30, 2024 from $0.72 million for the nine months ended September 30, 2023. This decrease was mainly due to the aforementioned reasons, attributable to a decrease in sales of revenue.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2024 increased by $0.33 million, or 10%, to $3.58 million compared to the previous year’s $3.25 million for the same period. The decrease was primarily due to increase in allowance for doubtful accounts in the amount of $0.22 million.

Net Loss

Our net loss for the nine months ended September 30, 2024 decreased by $10.78 million, or 73%, to $3.99 million from $14.76 million in the same period in 2023. This decrease was primarily attributed to the loss on disposal of equity investments.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and operating and capital expenditure commitments. Our liquidity needs meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period at September 30, 2024, our primary sources of financing have been cash generated from operations and private placements.

As of September 30, 2024, we had cash and cash equivalents of $227,492 compared to $270,317 as of December 31, 2023. The debt to assets ratio was 63.0% and 54.4% as of September 30, 2024 and December 31, 2023, respectively. We expect to continue to finance our operations and working capital needs in 2024 from cash generated from operations and, if needed, private financings. Suppose available liquidity is insufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $4,342,017 from continuing operations for the nine months ended September 30, 2024. As of September 30, 2024 the Company had an accumulated deficit of $144,711,504, a working capital deficit of $8,938,115, its net cash provided by operating activities for the nine months ended September 30, 2024 was $48,461.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the Nine Months Ended September 30
(In thousands of U.S. dollars)	2024	2023
Net cash flows provided by (used in) operating activities	48	(4,181)
Net cash flows (used in) provided by investing activities	(20)	2,699
Net cash flows (used in) provided by financing activities	(104)	1,474

Operating Activities

Net cash provided by operating activities was $0.05 million during the nine months ended September 30, 2024, compared to net cash used in operating activities of $4.18 million during the nine months ended September 30, 2023. This change was primarily due to increase in net operating assets and liabilities of $4.56 million and was partially offset by a decrease in cash provided by operating activities from discontinued operations of $0.16 million.

Investing Activities

Net cash used in investing activities was $0.02 million for the nine months ended September 30, 2024, compared to $2.70 million provided by investing activities for the same period in 2023. This change is primarily due to a reduction in proceeds from disposal of equity method investments of $2.77 million compared to the nine months ended September 30, 2023.

Financing Activities

The net cash used in financing activities was $0.10 during the nine-month period ended September 30, 2024, compared to net cash provided by financing activities of $1.47 million for the same period in 2023. This change can be attributed to a rise in loan to related parties.

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

As of September 30, 2024, there were no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2024.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2024, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in prior period financial statements, such as the overstatement of income of our discontinued operation and other errors in connection with the disposal of Allinyson Ltd., our wholly-owned subsidiary, on April 1, 2024. We concluded that the failure to timely identify such accounting errors constituted material weakness as defined in the SEC regulations. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2024.

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

PLANET GREEN HOLDINGS CORP.

Date: November 14, 2024	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.