Form 10-K/A
period 2023-12-31
Planet Green Holdings Corp.
filed 2024-12-13
CIK 1117057

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated:

None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 001-34449) (the “2023 Annual Report”), as filed by the registrant with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024. This Amendment No. 1 on Form 10-K/A is being filed solely to add condensed consolidating schedules that disaggregate operations and depict financial position as of December 31, 2023 and 2022, results of operations and cash flows for the years ended December 31, 2023 and 2022 in Item 1. Business. The schedules also disaggregate the parent company, its variable interest entity (the “VIE”), the WFOE that is the primary beneficiary of the VIE, and an aggregation of other entities that are consolidated. Any intercompany amounts are presented on a gross basis.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except as otherwise expressly noted herein, there have been no changes in any of the financial or other disclosure information contained in the 2023 Annual Report. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after April 1, 2024) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

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

The reconciliation of the Parent company, VIE and WFOE’s assets and liabilities as of December 31, 2023 are as follows:

	Parent Company	VIE	WFOE	Other Companies	Elimination	Consolidated
Assets
Current assets
Cash and cash equivalents	$61,301	$33,103	$28,469	$313,510	$-	$436,383
Trades accounts receivable, net	-	132,013	-	3,028,312	-	3,160,325
Inventories	-	528,624	-	1,424,439	-	1,953,063
Advances to suppliers	-	106,971	-	5,209,224	-	5,316,195
Other receivables	-	25,280	602	324,102	-	349,984
Other receivables-related parties	-	-	-	315,724	-	315,724
Intercompany receivable	24,482,275	1,553,080	7,869,768	6,674,618	(40,579,741)	-
Prepaid expenses	-	-	356,638	622,165	-	978,803
Total current assets	24,543,576	2,379,071	8,255,477	17,912,094	(40,579,741)	12,510,477

Non-current assets
Plant and equipment, net	-	7,991,576	6,530,058	5,750,210	-	20,271,844
Intangible assets, net	-	1,854,099	-	980,003	-	2,834,102
Construction in progress, net	-	7,342	-	23,606	-	30,948
Long-term investments	42,789,713	-	2,963,871	1,995,995	(45,491,653)	2,257,926
Goodwill	-	-	-	-	4,724,699	4,724,699
Total non-current assets	42,789,713	9,853,017	9,493,929	8,749,814	(40,766,954)	30,119,519

Total assets	$67,333,289	$12,232,088	$17,749,406	$26,661,908	$(81,346,695)	$42,629,996

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$241,799	$565,582	$196,346	$2,594,520	$-	$3,598,247
Advance from customers	-	7,723	-	2,456,596	-	2,464,319
Taxes payable	-	16,363	-	1,226,697	-	1,243,060
Other payables and accrued liabilities	7,500	3,115,764	543,372	843,556	-	4,510,192
Other payables-related parties	2,103,312	1,307,260	1,802,328	2,120,645	-	7,333,545
Intercompany payable	1,726,764	3,031,415	15,524,329	18,993,049	(39,275,557)	-
Deferred income	-	21,178	-	15,156	-	36,334
Total current liabilities	4,079,375	8,065,285	18,066,375	28,250,219	(39,275,557)	19,185,697

Non-current liabilities
Other long-term liabilities	-	161,669	-	30,312	-	191,981
Loans-noncurrent	-	3,812,106	-	-	-	3,812,106
Total non-current liabilities	-	3,973,775	-	30,312	-	4,004,087

Total liabilities	$4,079,375	$12,039,060	$18,066,375	$28,280,531	$(39,275,557)	$23,189,784

Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.001 par value, 5,000,000 shares authorized; none issued and outstanding as of December 31, 2023
Common stock: $0.001 par value, 200,000,000 shares authorized; 72,081,930 shares issued and outstanding as of December 31, 2023	$72,082	$9,280,493	$2,000,000	$11,721,906	$(23,002,399)	$72,082
Additional paid-in capital	158,820,596	-	-	5,127,194	(8,244,815)	155,702,975
Accumulated deficit	(95,638,764)	(8,200,410)	(2,410,476)	(29,555,423)	(4,919,524)	(140,724,597)
Accumulated other comprehensive income	-	(887,055)	93,507	11,087,700	(5,904,400)	4,389,752
Total stockholders’ equity	$63,253,914	$193,028	$(316,969)	$(1,618,623)	$(42,071,138)	$19,440,212

Total liabilities and stockholders’ equity	$67,333,289	$12,232,088	$17,749,406	$26,661,908	$(81,346,695)	$42,629,996

The reconciliation of the Parent company, VIE and WFOE’s assets and liabilities as of December 31, 2022 are as follows:

	Parent Company	VIE	WFOE	Other Companies	Elimination	Consolidated
Assets
Current assets
Cash and cash equivalents	$628	$39,815	$21,894	$31,150	$-	$93,487
Trades accounts receivable, net	-	730,341	-	2,266,297	-	2,996,638
Inventories	-	947,466	-	3,206,214	-	4,153,680
Advances to suppliers	-	187,708	-	5,229,741	-	5,417,449
Other receivables	-	65,531	47,679	300,105	-	413,315
Other receivables-related parties	-	-	-	180,578	-	180,578
Intercompany receivable	22,329,915	1,579,416	5,117,194	6,799,813	(35,826,338)	-
Prepaid expenses	-	-	360,916	218,910	-	579,826
Total current assets	22,330,543	3,550,277	5,547,683	18,232,808	(35,826,338)	13,834,973

Non-current assets
Plant and equipment, net	-	9,115,598	6,911,116	6,542,411	-	22,569,125
Intangible assets, net	-	1,932,386	-	1,137,786	-	3,070,172
Construction in progress, net	-	20,963	-	12,297	-	33,260
Long-term investments	56,406,205	-	2,871,665	2,000,835	(44,790,548)	16,488,157
Goodwill	-	-	-	-	4,724,699	4,724,699
Total non-current assets	56,406,205	11,068,947	9,782,781	9,693,329	(40,065,849)	46,885,413

Total assets	$78,736,748	$14,619,224	$15,330,464	$27,926,137	$(75,892,187)	$60,720,386

Liabilities and Stockholders’ Equity
Current liabilities
Loans-current	$-	$3,589,582	$-	$-	$-	$3,589,582
Accounts payable	45,000	540,371	209,511	2,733,175	-	3,528,057
Advance from customers	-	14,395	-	2,609,675	-	2,624,070
Taxes payable	-	18,005	-	1,065,488	-	1,083,493
Other payables and accrued liabilities	22,500	2,590,572	485,726	1,314,035	-	4,412,833
Other payables-related parties	1,762,612	1,535,974	392,607	591,648	-	4,282,841
Intercompany payable	1,726,764	3,082,819	13,545,030	16,341,336	(34,695,949)	-
Deferred income	-	37,332	-	14,756	-	52,088
Total current liabilities	3,556,876	11,409,050	14,632,874	24,670,113	(34,695,949)	19,572,964

Non-current liabilities
Other long-term liabilities	-	244,245	-	29,512	-	273,757
Loans-noncurrent	-	287,167	-	-	-	287,167
Total non-current liabilities	-	531,412	-	29,512	-	560,924

Total liabilities	$3,556,876	$11,940,462	$14,632,874	$24,699,625	$(34,695,949)	$20,133,888

Commitments and contingencies

Stockholders’ equity
Preferred stock: $0.001 par value, 5,000,000 shares authorized; none issued and outstanding as of December 31, 2022
Common stock: $0.001 par value, 200,000,000 shares authorized; 72,081,930 shares issued and outstanding as of December 31, 2022	$72,082	$9,280,493	$2,000,000	$11,025,241	$(22,305,734)	$72,082
Additional paid-in capital	158,820,596	-	-	5,127,194	(8,244,815)	155,702,975
Accumulated deficit	(83,712,806)	(5,746,889)	(1,402,431)	(24,099,151)	(4,919,524)	(119,880,801)
Accumulated other comprehensive income	-	(854,842)	100,021	11,173,228	(5,726,165)	4,692,242
Total stockholders’ equity	$75,179,872	$2,678,762	$697,590	$3,226,512	$(41,196,238)	$40,586,498

Total liabilities and stockholders’ equity	$78,736,748	$14,619,224	$15,330,464	$27,926,137	$(75,892,187)	$60,720,386

The operating results of the Parent company, VIE and WFOE’s for the year ended December 31, 2023 are as follows:

	Parent Company	VIE	WFOE	Other Companies	Consolidated
Net revenues	$-	$7,183,569	$-	$19,936,667	$27,120,236
Cost of revenues	-	7,172,654	-	18,514,943	25,687,597
Gross profit	-	10,915	-	1,421,724	1,432,639

Operating expenses:
Selling and marketing expenses	-	803,707	-	95,153	898,860
General and administrative expenses	1,077,326	1,031,051	439,419	6,488,801	9,036,597
Research & Developing expenses	-	214,586	-	54,929	269,515
Total operating expenses	1,077,326	2,049,344	439,419	6,638,883	10,204,972

Operating loss	(1,077,326)	(2,038,429)	(439,419)	(5,217,159)	(8,772,333)
Other (expenses) income
Interest income	-	160	99	940	1,199
Interest expenses	-	(486,304)	232	(11,234)	(497,306)
Other income	-	71,325	44	112,418	183,787
Other expenses	-	(273)	(257)	(305,934)	(306,464)
Loss on disposal of equity investments	(10,848,632)	-	-	-	(10,848,632)
Share of losses from equity method investments	-	-	(568,744)	-	(568,744)
Total other expenses	(10,848,632)	(415,092)	(568,626)	(203,810)	(12,036,160)

Loss before income taxes	(11,925,958)	(2,453,521)	(1,008,045)	(5,420,969)	(20,808,493)

Income tax expenses	-	-	-	(35,303)	(35,303)
Net loss	$(11,925,958)	$(2,453,521)	$(1,008,045)	$(5,456,272)	(20,843,796)

The operating results of the Parent company, VIE and WFOE’s for the year ended December 31, 2022 are as follows:

	Parent Company	VIE	WFOE	Other Companies	Elimination	Consolidated
Net revenues	$-	$10,207,464	$-	$28,281,164	$6,268,198	$44,756,826
Cost of revenues	-	9,973,470	-	26,385,055	4,046,471	40,404,996
Gross profit	-	233,994	-	1,896,109	2,221,727	4,351,830

Operating expenses:
Selling and marketing expenses	-	907,343	-	685,546	574,147	2,167,036
General and administrative expenses	2,510,091	675,970	(62,947)	2,832,045	1,100,353	7,055,512
Research & Developing expenses	-	231,091	-	61,954	109,684	402,729
Total operating expenses	2,510,091	1,814,404	(62,947)	3,579,545	1,784,184	9,625,277

Operating (loss) income	(2,510,091)	(1,580,410)	62,947	(1,683,436)	437,543	(5,273,447)
Other (expenses) income
Interest income	-	340	469	586	7,995	9,390
Interest expenses	(665)	(483,005)	(233)	(10,031)	(139,853)	(633,787)
Other income	767,159	164,169	-	274,871	1,404	1,207,603
Other expenses	-	(29,473)	(58)	(76,076)	(2,757)	(108,364)
Loss on disposal of equity investments	(11,767,005)	-	-	-	11,683,497	(83,508)
Impairment of goodwill	-	-	-	-	(10,385,862)	(10,385,862)
Total other (expenses income	(11,000,511)	(347,969)	178	189,350	1,164,424	(9,994,528)

(Loss) income before income taxes	(13,510,602)	(1,928,379)	63,125	(1,494,086)	1,601,967	(15,267,975)

Income tax expenses	-	(403,215)	-	(1,071,954)	-	(1,475,169)

(Loss) income from continuing operations	(13,510,602)	(2,331,594)	63,125	(2,566,040)	1,601,967	(16,743,144)

Discontinued operations:
Loss from discontinued operations	-	-	-	-	(9,191,791)	(9,191,791)
Net (loss) income	$(13,510,602)	$(2,331,594)	$63,125	$(2,566,040)	$(7,589,824)	(25,934,935)

The summarized cash flows of the Parent company, VIE and WFOE’s for the year ended December 31, 2023 are as follows:

	Parent Company	VIE	WFOE	Other Companies	Consolidated
Net cash used in operating activities	$(3,047,887)	$364,669	$(1,416,919)	$(1,182,206)	$(5,282,343)
Net cash provided by investing activities	$2,767,860	$(88,338)	$-	$(9,238)	$2,670,284
Net cash provided by financing activities	$340,700	$(283,043)	$1,423,494	$1,407,073	$2,888,224

The summarized cash flows of the Parent company, VIE and WFOE’s for the year ended December 31, 2022 are as follows:

	Parent Company	VIE	WFOE	Other Companies	Consolidated
Net cash used in operating activities	$(7,232,756)	$231,071	$(231,925)	$(1,778,813)	$(9,012,423)
Net cash used in investing activities	$(4,100,000)	$-	$-	$246,322	$(3,853,678)
Net cash provided by financing activities	$11,100,000	$(259,205)	$-	$-	$10,840,795

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2023, begins on page F-1 of this annual report on Form 10-K/A.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2) Financial Statement and Schedules

The financial statements contained in the “Audited Financial Statements” beginning on page F-1 of this annual report on Form 10-K/A.

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the registrant, as filed with the Nevada Secretary of State on June 15, 2009. Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.
3.2	Certificate of Amendment of the registrant, as filed with the Nevada Secretary of State on September 28, 2018. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 2, 2018.
3.3	Bylaws of the registrant. Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.
4.1*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1	Securities Purchase Agreement, dated as of June 27, 2023, by and among Planet Green Holdings Corp. and Bochuang (Hubei) New Energy Co., Ltd. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 27, 2023.
10.2	Termination Agreement. Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on June 27, 2023.
14.1	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.
21.1*	List of subsidiaries of the registrant.
31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Planet Green Holdings Corp. Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed
**	Filed herewith
***	Furnished herewith

ITEM 16. FORM 10-K/A SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET GREEN HOLDINGS CORP.

Date: December 13, 2024	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bin Zhou	Chief Executive Officer and Chairman	December 13, 2024
Bin Zhou	(Principal Executive Officer)

/s/ Lili Hu	Chief Financial Officer and Director	December 13, 2024
Lili Hu	(Principal Financial Officer and Principal Accounting Officer)

/s/ Luojie Pu	Director	December 13, 2024
Luojie Pu

/s/ King Fai Leung	Director	December 13, 2024
King Fai Leung

/s/ Yang Cao	Director	December 13, 2024
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

3. Variable Interest Entity (“VIE”)

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. If any, the variable interest holder with a controlling financial interest in a VIE is deemed the primary beneficiary and must consolidate the VIE. PLAG WOFE is deemed to have the controlling financial interest and be the primary beneficiary of Jilin Chuangyuan Chemical Co., Ltd because it has both of the following characteristics:

1)	The power to direct activities at Jilin Chuangyuan Chemical Co., Ltd that most significantly impact such entity’s economic performance, and

2)	The obligation to absorb losses and the right to receive benefits from Jilin Chuangyuan Chemical Co., Ltd that could potentially be significant to such entity. Under the Contractual Arrangements, Jilin Chuangyuan Chemical Co., Ltd pay service fees equal to all of its net income to PLAG WFOE. At the same time, PLAG WFOE is obligated to absorb all of the Jilin Chuangyuan Chemical Co., Ltd’s losses. The Contractual Arrangements are designed to operate Jilin Chuangyuan Chemical Co., Ltd for the benefit of PLAG WFOE and ultimately, the Company. Accordingly, the accounts of Jilin Chuangyuan Chemical Co., Ltd are consolidated in the accompanying consolidated financial statements. In addition, those financial positions and results of operations are included in the Company’s consolidated financial statements.

The carrying amount of VIE’s consolidated assets and liabilities as of December 31, 2023 and 2022 are as follows：

	12/31/2023	12/31/2022
Assets
Current assets
Cash and cash equivalents	$33,103	$39,815
Trade accounts receivable, net	132,013	730,341
Inventories	528,624	947,466
Advances to suppliers	106,971	187,708
Other receivables	25,280	65,531
Inter company receivable	1,553,080	1,579,416
Total current assets	2,379,071	3,550,277

Non-current assets
Plant and equipment, net	7,991,576	9,115,598
Intangible assets, net	1,854,099	1,932,386
Construction in progress, net	7,342	20,963
Total non-current assets	9,853,017	11,068,947

Total assets	$12,232,088	$14,619,224

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$-	$3,589,582
Accounts payable	565,582	540,371
Advance from customers	7,723	14,395
Taxes payable	16,363	18,005
Other payables and accrued liabilities	3,115,764	2,590,572
Intercompany payable	3,031,415	3,082,819
Other payables-related parties	1,307,260	1,535,974
Deferred income	21,178	37,332
Total current liabilities	8,065,285	11,409,050

Non-current liabilities
Other long-term liabilities	161,669	244,245
Loans-noncurrent	3,812,106	287,167
Total non-current liabilities	3,973,775	531,412

Total Liabilities	$12,039,060	$11,940,462

Stockholders’ equity
Additional paid-in capital	$9,280,493	$9,280,493
Accumulated deficit	(8,200,410)	(5,746,889)
Accumulated other comprehensive income	(887,055)	(854,842)

Total stockholders’ equity	$193,028	$2,678,762

Total liabilities and stockholders’ equity	$12,232,088	$14,619,224

The summarized operating results of the VIE’s for the years ended December 31, 2023 and 2022 are as follows:

	12/31/2023	12/31/2022
Operating revenues	$7,183,569	$10,207,464
Gross profit	$10,915	$233,994
Income from operations	$(2,453,521)	$(1,928,379)
Net income (loss)	$(2,453,521)	$(2,331,594)

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