Form 10-K
period 2024-12-31
Planet Green Holdings Corp.
filed 2025-04-11
CIK 1117057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant (using the NYSE American closing price of $1.66 as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $12.09 million.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (ordinary shares), as of the latest practicable date: As of March 31, 2025, there were 7,282,714 common stock issued and outstanding.

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

ITEM 1. BUSINESS

Overview of Our Business

Planet Green Holdings Corp. (the “Planet Green”), headquartered in Flushing, NY, is not an operating company in the PRC but a Nevada holding company with its operations conducted through its subsidiaries in the PRC, Hong Kong and Canada (the “Subsidiaries”). Planet Green is engaged in a number of diverse business activities, including consumer products, chemical products and online advertising.

Under our corporate structure, our ability to pay dividends and to service any debt we may incur and pay our operating expenses principally depends on dividends paid by our PRC subsidiaries. Cash is transferred through our organization in the manner as follows: (1) we may transfer funds to our WFOEs through our Hong Kong subsidiaries, Promising Prospect HK Limited, and Bless Chemical Co., Ltd. (HK) by additional capital contributions or shareholder loans, as the case may be, and (2) our PRC subsidiaries may make dividends or other distributions to the Planet Green. We do not have cash management policies dictating how funds are transferred throughout our organization. We may encounter difficulties in our ability to transfer cash between PRC subsidiaries and non-PRC subsidiaries largely due to various PRC laws and regulations imposed on foreign exchange. If we intend to distribute dividends to the Planet Green, our WFOEs will transfer the dividends to our Hong Kong subsidiaries in accordance with the laws and regulations of the PRC, and then our Hong Kong subsidiaries will transfer the dividends to the Planet Green, and the dividends can be distributed from the Planet Green to all shareholders respectively in proportion to the shares they hold, regardless of whether the shareholders are U.S. investors or investors in other countries or regions. However, there can be no assurance that the PRC government will not intervene or impose restrictions on the Company’s ability to transfer cash out of China. As of the date of this annual report, none of our subsidiaries have ever issued any dividends or made other distributions to the Planet Green nor have Planet Green ever paid dividends or made other distributions to U.S. investors. We currently intend to retain all future earnings to finance our subsidiaries’ operations and to expand their business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Any limitation on the ability of our subsidiaries to distribute dividends to us may restrict our ability to satisfy our liquidity requirements. To the extent cash or assets in the business is in the PRC or Hong Kong or in a PRC or Hong Kong entity, and may need to be used to fund operations outside of the PRC or Hong Kong, the funds and assets may not be available to fund operations or for other uses outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations by the government on our subsidiaries’ ability to transfer cash and assets.

We face various legal and operational risks and uncertainties related to being based in and having significant operations in mainland China. The PRC government has significant authority to exert influence on the ability of a China-based company, such as us, to conduct its business, accept foreign investments or list on U.S. or other foreign exchanges. For example, we face risks associated with regulatory approvals of offshore offerings, oversight on cybersecurity and data privacy. Such risks could result in a material change in our operations and/or the value of the common stock or could significantly limit or completely hinder our ability to offer common stock and/or other securities to investors and cause the value of such securities to significantly decline or be worthless. These regulatory risks and uncertainties could become applicable to our Hong Kong subsidiaries if regulatory authorities in Hong Kong adopt similar rules and/or regulatory actions.

Because our operations are primarily located in the PRC and Hong Kong through our subsidiaries, we are subject to certain legal and operational risks associated with our operations in China and Hong Kong, including changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations may materially and adversely affect our business, financial condition and results of operations. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material change in our operations and the value of our common stock, or could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. We do not believe that our subsidiaries are directly subject to these regulatory actions or statements, as we have not implemented any monopolistic behavior and our business does not involve the collection of user data or implicate cybersecurity. As of the date of this annual report, no relevant laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”), Cyberspace Administration of China (the “CAC”) or any other PRC governmental authorities, nor has our Nevada holding company or any of our subsidiaries received any inquiry, notice, warning or sanctions regarding our listing on NYSE America from the CSRC or any other PRC governmental authorities. However, since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange. The Standing Committee of the National People’s Congress, or the SCNPC, or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that requires our company or any of our subsidiaries to obtain regulatory approval from Chinese authorities before offering in the U.S. In other words, although the Company is currently not required to obtain permission from any of the PRC central or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly; our ability to offer, or continue to offer, securities to investors would be potentially hindered and the value of our securities might significantly decline or be worthless, by existing or future laws and regulations relating to its business or industry or by intervene or interruption by PRC governmental authorities, if we or our subsidiaries (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, or (iv) any intervention or interruption by PRC governmental with little advance notice.

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

In order to operate our business, in addition to the required regular business licenses, Jingshan Sanhe is required to obtain Permit for Hazardous Chemical Products and Shandong Yunchu is required to obtain Permit for Food Products. As of the date of this annual report, our subsidiaries, WFOEs have received from PRC authorities all requisite licenses, permissions, and approvals needed to engage in the businesses currently conducted in the PRC, and no permission or approval has been denied.  However, we cannot assure you that any of these entities will be able to receive clearance of such compliance requirements in a timely manner, or at all in the future. Any failure of these entities to fully comply with such compliance requirements may cause our PRC subsidiaries or the PRC operating entities to be unable to begin their new businesses or operations in the PRC, subject them to fines, relevant new businesses or operations suspension for rectification, or other sanctions.

As advised by our PRC counsel, Hubei Kaicheng Law Offices, as of the date of this annual report, our subsidiaries, WFOEs, (i) are not required to obtain additional permissions or approvals to operate their current business, (ii) are not required to obtain permission from the CSRC, the CAC, or any other Chinese authorities to issue our securities to foreign investors based on PRC laws and regulations currently in effect, and (iii) have not received or were denied such permission by any Chinese authorities. However, we cannot assure you that the PRC regulatory agencies, including the CAC or the CSRC, would take the same view as we do, and there is no assurance that our subsidiaries are always able to successfully update or renew the licenses or permits required for the relevant business in a timely manner or that these licenses or permits are sufficient to conduct all of their present or future business. If the WFOEs or any of its subsidiaries (i) does not receive or maintain required permissions or approvals, (ii) inadvertently concludes that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and our subsidiaries are required to obtain such permissions or approvals in the future, it could be subject to fines, legal sanctions, or an order to suspend their relevant services, which may materially and adversely affect our financial condition and results of operations and cause our securities to significantly decline in value or become worthless.

In light of the recent statements and regulatory actions by the PRC government, such as those related to data security, and anti-monopoly concerns, Planet Green may be subject to the risks of uncertainty of any future actions of the PRC government in this regard. Planet Green may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if it fails to comply with such rules and regulations, which could adversely affect the ability of Planet Green to continue to be listed for trading on NYSE American or another foreign exchange, which may cause the value of Planet Green’s securities to significantly decline or become worthless. The Holding Foreign Companies Accountable Act (the “HFCA Act”) and related regulations call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors and could add uncertainties to Planet Green’s offering that trading in Planet Green’s securities may be prohibited under the HFCA Act. Planet Green’s auditor, YCM CPA INC., is headquartered in California and has been inspected by the Public Company Accounting Oversight Board (United States) (the “PCAOB”) on a regular basis. Our auditor is not included in the list of PCAOB Identified Firms of having been unable to be inspected or investigated completely by the PCAOB in the PCAOB Determination Report issued in December 2021. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. On December 29, 2022, the President signed the Consolidated Appropriations Act, 2023, which, among other things, amended the HFCAA to reduce the number of consecutive years an issuer can be identified as a Commission-Identified Issuer before the Commission must impose an initial trading prohibition on the issuer’s securities from three years to two years. Therefore, once an issuer is identified as a Commission-Identified Issuer for two consecutive years, the Commission is required under the HCFAA to prohibit the trading of the issuer’s securities on a national securities exchange and in the over-the-counter market. Although we believe that the HFCA Act and the related regulations do not currently affect us, we cannot assure you that there will not be any further implementations and interpretations of the Holding Foreign Companies Accountable Act or the related regulations, which might pose regulatory risks to and impose restrictions on us because of our operations in mainland China.

Planet Green is engaged in a number of diverse businesses, including consumer products, chemical products, advertising.

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

Competition

Shandong Yunchu mainly purchased frozen beef from six countries including Uruguay, Brazil, Chile, Argentina, Australia and New Zealand and 25 factories are involved. The top ten suppliers include Marrig, Minerva S.A., G & K O’Connor Pty Ltd, Frigorifico matadero Pando ontilcor S.A., Las Moras, Frigorifico de Osorno S.A., Ersinal S.A. ecoparks S.A., lorsinal S.A., and Minerva S.A. The Company has established a stable long term cooperative relationship with these beef and mutton manufacturers. The stable supply provides competitive advantage for Company to procure various beef products with high quality and low price to meet the needs of domestic customers.

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

Chemical Business

Jingshan Sanhe has four production lines on an 11,000-square-meter facility and owns capacities to complete manufacturing, labeling, and packaging. Jingshan Sanhe researches, manufactures and distributes ethanol fuel products in China.

Competition

There are many other companies operating in the renewable energy. Evolving consumer preferences, regulatory conditions, ongoing industry trends, and project economics have a strong effect on the competitive landscape. The clean energy markets are heavily fragmented. We believe we are in a strong position to compete for new project development and supply opportunities. Competition for such opportunities, however, including the prices being offered for fuel supply, affect the profitability of the opportunities we pursue, and may make opportunities unsuitable to pursue. Jingshan Sanhe is one of the top ten private enterprises in the region of Jingshan. Jingshan Sanhe has 12 patents, 17 sets of professional laboratory equipment and 2 advanced and complete production lines.

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

Competition

The Trade Desk is the largest, independent programmatic advertising DSP for digital media buyers in the world. The Trade Desk launched its programmatic ad buying platform in China since 2019 facilitating access to Chinese media companies, such as Alibaba, Tencent and Baidu Exchange Services. The Trade Desk is the major competitor in north American.

Raw Materials

Our business depends on obtaining a reliable supply of various products, including tea, refined methanol, methanol, formaldehyde, polymer emulsion and beef products. Because of the diversity of available sources of these raw materials, we believe that our raw materials are currently in adequate supply.

We obtain our raw materials primarily from domestic procurement for our tea production and methanol products.

Shandong Yunchu carries out our beef products business. It mainly purchased frozen beef from six countries including Uruguay, Brazil, Chile, Argentina, Australia and New Zealand, and 25 factories are involved. The top ten suppliers include: Marrig, Minerva S.A., G & K O’Connor Pty Ltd, Frigorifico matadero Pando ontilcor S.A., Las Moras, Frigorifico de Osorno S.A., Ersinal S.A. ecoparks S.A., lorsinal S.A., and Minerva S.A. The Company has established a stable long term cooperative relationship with these beef and mutton manufacturers. The stable supply provides competitive advantage for Company to procure various various beef products with high quality and low price to meet the needs of domestic customers.

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

Our Sales and Marketing Efforts

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In 2024, our marketing and branding efforts mainly focus on internet advertising and long-term customers.

Organizational Structure

Planet Green was incorporated in Delaware on February 4, 1986 and effective on November 12, 2009, Planet Green reincorporated in Nevada from Delaware. Planet Green was formerly known as American Lorain Corporation.

The following diagram illustrates our corporate structure including our subsidiaries.

Planet Green Holdings Corp.
(Nevada)
100%
100%
100%
Promising Prospect Limited
(BVI)
Fast Approach Inc.
(Canada)
Shine Chemical Co., Ltd.
(Cayman)
100%
100%
Promising Prospect HK Limited
Bless Chemical Co., Ltd.
(HK)
100%
Offshore
China
100%
100%
Jiayi Technologies (Xianning) Co., Ltd.
(WF0E)
Shanghai Shuning Advertising Co., Ltd.
Hubei Bulaisi Technology Co., Ltd.
(WF0E)
100%
100%
100%
Shandong Yunchu Supply Chain Co., Ltd.
Xianning Bozhuang Tea Products Co., Ltd.
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.

Reverse Split

The board of directors approved a reverse stock split of the Company’s authorized and issued and outstanding shares of common stock, par value $0.001 per share (“Common Stock”), at a ratio of 1-for-10 (the “Reverse Stock Split”). The Reverse Stock Split became legally effective as of 4:01 p.m. Eastern Standard Time on May 31, 2024 (the “Legal Effective Date”), and the Common Stock was open for trading on NYSE American on a reverse split-adjusted basis on June 3, 2024, under the existing trading symbol “PLAG”.

On the Legal Effective Date, every ten (10) shares of the Common Stock issued and outstanding or held as treasury stock has been automatically converted into one (1) new share of Common Stock. The total number of shares of Common Stock authorized for issuance has been reduced by a corresponding proportion from 1,000,000,000 shares to 100,000,000 shares of Common Stock. The par value per share of the Common Stock remained unchanged at $0.001 per share. The Common Stock was assigned a new CUSIP number 72703U 201 following the reverse stock split.

Each shareholder’s percentage ownership interest in the Company and proportional voting power remains virtually unchanged as a result of the Reverse Stock Split, except for minor changes and adjustments that will result from rounding fractional shares into whole shares. The rights and privileges of the holders of shares of Common Stock were substantially unaffected by the Reverse Stock Split. No fractional shares will be issued in connection with the Reverse Stock Split. Fractional shares resulting from the Reverse Stock Split will be rounded up to the nearest whole share.

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

On April 8, 2022, the Company entered into a Share Purchase Agreement with Allinyson Ltd. and each of shareholders of Allinyson. Upon closing of the transaction, the Company acquired 100% equity ownership of Allinyson. On April 1, 2024, the Company transferred 100% of Allinyson’s shares and other equity interest to an individual for aggregated purchase price of $1.00, and Allinyson was completely disposed.

Cash Flows through Our Organization:

Planet Green is a holding company with no material operations of its own. We currently conduct our operations through our subsidiaries including our WFOEs and their respective subsidiaries. Cash is transferred through our organization in the manner as follows: (1) we may transfer funds to our WFOEs through our Hong Kong subsidiaries, Promising Prospect HK Limited, and Bless Chemical Co., Ltd. (HK) by additional capital contributions or shareholder loans, as the case may be; and (2) our PRC subsidiaries may make dividends or other distributions to Planet Green. We do not have cash management policies dictating how funds are transferred throughout our organization. We may encounter difficulties in our ability to transfer cash between PRC subsidiaries and non-PRC subsidiaries largely due to various PRC laws and regulations imposed on foreign exchange. If we intend to distribute dividends through Planet Green, our WFOEs will transfer the dividends to our Hong Kong subsidiaries in accordance with the laws and regulations of the PRC, and then our Hong Kong subsidiaries will transfer the dividends to the Planet Green, and the dividends will be distributed from the Planet Green to all shareholders respectively in proportion to the shares they hold, regardless of whether the shareholders are U.S. investors or investors in other countries or regions. There can be no assurance the PRC government will not intervene or impose restrictions on the Company’s ability to transfer cash out of China.

Effects of PRC foreign exchange regulations on our ability to transfer assets within our organization

Current foreign exchange and other regulations in the PRC may restrict our PRC subsidiaries in their ability to transfer their net assets to Planet Green and its subsidiaries and to investors. The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under our current corporate structure, Planet Green as the holding company may rely on dividend payments from its subsidiaries to fund any cash and financing requirements Planet Green may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of the State Administration of Foreign Exchange (the “SAFE”) by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of our PRC subsidiaries in China may be used to pay dividends to Planet Green. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of our PRC subsidiaries and VIE to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi.

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

Our Manufacturing Facilities

General

We currently manufacture our products and provide services in Jingshan City and Xianning City of Hubei Province, Qingdao City of Shandong Province, and Toronto in Canada.

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

Raw Materials

Our Supply Sources

Our business depends on obtaining a reliable supply of various products, including tea, diesel l, and beef products. Because of the diversity of available sources of these raw materials, we believe that our raw materials are currently in adequate supply.

We obtain our raw materials primarily from domestic procurement for our tea production and diesel. When it comes to our beef products, we rely on overseas suppliers to import the raw materials.

Shandong Yunchu carries out our beef products business. It mainly purchased frozen beef from six countries including Uruguay, Brazil, Chile, Argentina, Australia and New Zealand and 25 factories are involved. The top ten suppliers include: Marrig, Minerva S.A., G & K O’Connor Pty Ltd, Frigorifico matadero Pando ontilcor S.A., Las Moras, Frigorifico de Osorno S.A., Ersinal S.A. ecoparks S.A., lorsinal S.A., and Minerva S.A. The Company has established a stable long term cooperative relationship with these beef and mutton manufacturers. The stable supply provides competitive advantage for Company to procure various beef products with high quality and low price to meet the needs of domestic customers.

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

For our business of manufacturing and sales of synthetic fuel products, we do business through direct sales, constructing refuel facilities and conducting technical cooperation with other companies.

Shandong Yunchu distributes beef products in China including several major beef products providers and distributors in China, such as Henan Hengdu Food Co., Ltd., Shanxi Pingyao Beef Group, Shandong Delis Food Co., Ltd. and Heilongjiang Binxi Group.

Our Sales and Marketing Efforts

We have not spent a significant amount of capital on advertising in the past, and our advertising budget continues to be limited. In 2024, our marketing and branding efforts mainly focus on internet advertising and long-term customers.

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

Our Employees

As of December 31, 2024, we had a total of 62 employees. Approximately 62 of our full-time employees are directly employed by our subsidiaries.

The following table sets forth the allocation of employees, both direct and leased, by job function.

Number of
Department	Employees
Production	8
Purchasing	3
Research and Development	2
Quality Control	2
Sales	14
Finance	10
Management	11
Administration	12
Total	62

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

The amount we spent on research and development activities during the years ended December 31, 2024 was not a material portion of our total expenses for the year.

Government Regulation

As a company that continuously strives to create new value, we have been doing business in the following areas: tea product cultivation, packaging, and manufacturing and sales of synthetic fuel products, vehicles gasoline and diesel products; importing and distribution of beef products and multimedia design and advertising business.

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

ITEM 2. PROPERTIES

Our primary facilities, which are owned except where otherwise indicated, are as follows:

Facility	Location	Approximate Size (Square Meters)	Owned or Leased
Xianning Bozhuang *	Xianning City, Hubei Province, PRC	33,333	Land Use Rights Obtained
Jingshan Sanhe **	Jingshan City, Hubei Province, PRC	11,018	Leased
Shandong Yunchu***	Qingdao City, Shandong Province	178	Leased

*	Became a VIE in May 2019 and became a subsidiary in August 2021.

**	Became a subsidiary in September 2021.

***	Become a subsidiary in December 2021.

In the aggregate, we currently have land use rights to, or lease, 4 properties with approximately 44,529 square meters, consisting of manufacturing facilities and office buildings for future expansion. We believe our current facilities provide adequate capacity for our current and projected needs.

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

ITEM 3. LEGAL PROCEEDINGS

On July 27, 2023, Daqi Cui, a former employee, filed a complaint against the Company in Queens County, the Supreme Court of the State of New York, asserting claims of breach of employment contract, seeking $609,145.05 in damages as well as attorneys’ fees and costs. On November 6, 2023, the Company filed a motion to move the case to the United States District Court, Eastern District of New York for an Order to dismiss with prejudice. On July 29, 2024, Complaint was dismissed by the Eastern District of New York. However, Plaintiff was granted leave to file an amended complaint within 30 days after entry of the order. Subsequently, the Plaintiff filed an amended complaint against the Company and the Company has moved to dismiss the amended complaint.

On July 8, 2024, China Supply and Marketing Agricultural Products Co., Ltd. (“China Supply and Marketing”)filed a lawsuit against Shandong Yunchu, Li Honghu, the legal representative of Shandong Yunchu International Trade Co., Ltd. (“Qingdao Sirun”), and Jiayi Technologies. Shandong Yunchu and Qingdao Sirun entered into two entrusted import contracts with China Supply and Marketing in 2021 and 2022, respectively. China Supply and Marketing made phased payments to the foreign suppliers, while Shandong Yunchu and Qingdao Sirun paid China Supply and Marketing and collected part of the goods. However, an outstanding amount of RMB 7,012,335.38 (equivalent to $960,686) remained, consisting of unpaid balances and uncollected goods. It is claimed that, on September 13, 2023, Shandong Yunchu, Qingdao Sirun, and China Supply and Marketing entered into a debt transfer agreement, under which Shandong Yunchu assumed all remaining debt obligations of Qingdao Sirun, including outstanding payments and uncollected goods. Li Honghu, the legal representative of Shandong Yunchu, signed the debt transfer agreement as a guarantor and affixed his fingerprint. Jiayi Technology, as the sole shareholder of Shandong Yunchu, was included in the lawsuit under corporate law, with China Supply and Marketing seeking joint liability from Jiayi Technology for Shandong Yunchu’s debts. Shandong Yunchu contended that it never agreed to assume Qingdao Sirun’s debt obligations and never signed any debt transfer agreement. It further argued that the debt transfer agreement presented by the plaintiff contained a forged signature and fingerprint of Li Honghu, and requested a forensic examination to verify the authenticity of the document. Jiayi Technology claimed that it had already fulfilled its capital contribution to Shandong Yunchu and should not bear any joint liability.

Yongan Construction Engineering Co., Ltd. filed a lawsuit against Xianning Bozhuang over outstanding construction project payments. On April 22, 2024, the court ruled that Xianning Bozhuang must pay RMB 867,326 (equivalent to $118,823) in construction project fees along with interest calculated at an annual rate of 3.8% from January 1, 2022, until the full amount is settled. The judgment took effect on May 7, 2024, and Xianning Bozhuang is currently in the process of making payments toward the outstanding debt.

Jianfa Logistics (Fuzhou) Co., Ltd. sued Shandong Yunchu for failing to pay RMB 2,817,441.28 (equivalent to $385,988) under an agency import contract, along with a penalty of RMB 375,294.16 (equivalent to $51,415). Additionally, Jianfa Logistics sought to hold Shandong Yunchu’s shareholder, Xianning Jiayi, jointly liable for the debt. On November 11, 2024, the court ruled that Shandong Yunchu is responsible for repaying the outstanding amount, with Xianning Jiayi assuming joint liability. However, Xianning Jiayi argued that it had already fulfilled its capital contribution obligations and should not bear any joint liability. As a result, it has filed an appeal with the higher court.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for our Common Stock

Our common stock is quoted on the NYSE American under the symbol “PLAG”.

Approximate Number of Holders of Our Common Stock

As of December 31, 2024, there were 322 stockholders of record of our common stock. This does not include the holders whose shares are held in a depository trust in “street” name.

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

On April 8, 2022, the Company entered into a share exchange agreement with Allinyson and each of the original shareholders of Allinyson. Pursuant to the share exchange agreement, we issued an aggregate of 7,500,000 shares of common stock of the Company to the shareholders of Allinyson in exchange for the transfer of all of the equity interest of Allinyson.

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

On July 15, 2022, the Company entered into a share exchange agreement with Xiangtian Energy and the shareholder of Xiantian Energy. Pursuant to the Share Exchange Agreement, in exchange for the acquisition of the 30% equity interest of Xiangtian Energy, the Company issued an aggregate of 12,000,000 shares of common stock, par value $0.001 per share, of the Company to the Seller.

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any shares under our equity compensation plan in the fiscal year of 2024.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are headquartered in Flushing, New York. After a series of acquisitions and dispositions in 2024 and 2023, our primary business, which is carried out by Shandong Yunchu, Jingshan Sanhe, Xianning Bozhuang and Fast Approach Inc, is:

●	To import and distributes animal proteins, mainly beef products;

●	To sell high-grade synthetic fuel products;

●	To sell black tea product cultivation, packaging, and sales;

●	Online advertising services.

Results of Operations

The following discussion should be read in conjunction with the company’s audited consolidated financial statement for the years ended December 31, 2024, and 2023 and related notes to that.

	Years Ended		Increase /	Increase /
	December 31,		Decrease	Decrease
(In Thousands of USD)	2024	2023	($)	(%)
Net revenues	6,730	17,660	(10,930)	(62)
Cost of revenues	5,968	16,076	(10,108)	(63)
Gross profit	762	1,584	(822)	(52)
Operating expenses:
Selling and marketing expenses	41	95	(54)	(57)
General and administrative expenses	7,328	7,997	(669)	(8)
Research & Developing expenses	57	55	2	4
Operating loss	(6,664)	(6,563)	(101)	2
Interest expense	(70)	(10)	(60)	600
Other income (expense)	(724)	(194)	(530)	273
Share of losses from equity method investments	-	(569)	569	(100)
Loss on disposal of equity investments	-	(10,849)	10,849	(100)
Loss before tax	(7,458)	(18,185)	10,727	(59)
Income tax expense	-	(35)	35	(100)
Loss from continuing operations	(7,458)	(18,220)	10,762	(59)
Net income (loss) from discontinuing operations	128	(2,624)	2,752	(105)
Net loss	(7,330)	(20,844)	13,514	(65)

Net Revenues. Our net revenues for the fiscal year ending on December 31, 2024 amounted to $6.73 million, reflecting a decline of approximately $10.93 million or 62% compared to the previous year’s figure of $17.66 million (ending on December 31, 2023). In the previous fiscal year, 50% of our total revenue was generated from the sale of a diverse range of food products to restaurants. However, this segment has been significantly impacted by the adverse effects of COVID-19, leading to a decline in sales from $14.32 million in 2023 to $2.04 million in 2024.

Cost of Revenues. During the year ended December 31, 2024, we experienced a decrease in cost of revenue of $10.11 million or 63%, in comparison to the year ended December 31, 2023, from approximately $16.08 million to $5.97 million. This change was mainly due to a decrease in sales of revenue, as discussed above.

Gross Profit. Our gross profit declined by $0.82 million, representing a decrease of 52% to $0.76 million for the fiscal year ended December 31, 2024 compared to $1.58 million for the fiscal year ended December 31, 2023. This decline can be primarily attributed to the decrease in sales revenue, and partially offset by a slight decrease in the average combined cost per unit of our products. The gross profit margin increased from 9.0% in 2023 to 11.3% in 2024, representing an increase of 2.3%, primarily attributed to change in product mix.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses decreased by $0.05 million, or 57%, to $0.04 million for the year ended December 31, 2024 from $0.09 million for the year ended December 31, 2023, mainly due to the decrease in transportation and storage cost, as well as decline in the sales staff salaries.

General and Administrative Expenses. Our general and administrative expenses for the year ended December 31, 2024 decreased by $0.67 million, to $7.33 million compared to the previous year’s $8.00 million, mainly due to loss in the amount of $1.97 million recognized for obsolete tea products during the year ended December 31, 2023, and partially offset by increase in allowance for doubtful accounts and impairment of long-term investments during the year ended December 31, 2024.

Net Loss

Our net loss decreased by $13.51 million, or 65%, to a net loss of $7.33 million for the year ended December 31, 2024 from $20.84 million in net loss for the year ended December 31, 2023. This decrease was mainly due to the decrease in loss on the disposal of certain subsidiaries.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and operating and capital expenditure commitments. Our liquidity needs meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period in the fiscal year 2024, our primary sources of financing have been cash generated from operations and proceeds from bank loans.

As of December 31, 2024, we had cash and restricted cash of $195,153 compared to $237,214 as of December 31, 2023. The debt to assets ratio was 54.0% and 54.4% as of December 31, 2024 and December 31, 2023, respectively. We expect to continue to finance our operations and working capital needs in 2024 from cash generated from operations and, if needed, private financings. Suppose available liquidity is insufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss from continuing operations of $7,457,193 for the year ended December 31, 2024. As of December 31, 2024, the Company had an accumulated deficit of $148,053,653, a working capital deficit of $6,120,752, its net cash provided by operating activities from continuing operations for the year ended December 31, 2024 was $928,644.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the Years Ended December 31
(In thousands of U.S. dollars)	2024	2023
Net cash flows provided by (used in) operating activities	929	(5,282)
Net cash flows (used in) provided by investing activities	(5)	2,471
Net cash flows (used in) provided by financing activities	(972)	2,888

Operating Activities

Net cash provided by operating activities was $0.93 million during the year ended December 31, 2024, compared to $5.28 million used in operating activities during the year ended December 31, 2023. This change was primarily due to the decrease in net loss excluding non-cash expenses, gains and losses of $1.41 million, changes in net operating assets and liabilities of $5.23 million, and partially offset by a decrease in net cash provided by operating activities from discontinued operations of $0.43 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $5,421, compared to $2.47 million provided by investing activities for the same period in 2023. This change is primarily due to a reduction in proceeds from disposal of equity method investments of $2.77 million compared to the year ended December 31, 2023.

Financing Activities

The net cash used in financing activities was $0.97 million during the year ended December 31, 2024, compared to net cash provided by financing activities of $2.89 million for the same period in 2023. This change can be attributed to a rise in loan to related parties, and partially offset by an increase in bank loans.

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

As of December 31, 2024, there were no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2024, begins on page F-1 of this annual report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of December 31, 2024, our internal controls over financial reporting were not effective.

The significant deficiency identified by our management as of December 31, 2024, relates to the ability of the Company to record transactions and provide disclosures in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). We did not have sufficient and skilled accounting personnel with an appropriate level of experience in the application of U.S. GAAP commensurate with our financial reporting requirements. For example, our staff members do not hold licenses such as Certified Public Accountant or Certified Management Accountant in the U.S., have not attended U.S. institutions for training as accountants, and have not attended extended educational programs that would provide sufficient relevant education relating to U.S. GAAP. Our staff will require substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

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

Changes in Internal Controls over Financial Reporting

Other than as described above, during the fiscal year ended December 31, 2024, there were no material changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this annual report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following table sets forth the name, age and position of each of our current directors and officers.

Name	Age	Position
Bin Zhou	35	Chairman and Chief Executive Officer
Lili Hu	47	Chief Financial Officer
Luojie Pu	37	Director
King Fai Leung	52	Director
Yang Cao	32	Director

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

Board of Directors

Our Board met on twelve occasions during fiscal year 2024. Each of the members of our Board attended more than 75% of the total number of meetings held by our Board and the committees on which each director served during fiscal year 2024.

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

The Audit Committee has adopted a written charter, a copy of which is available on our website at www.planetgreenholdings.com, and a printed copy of which is available to any stockholder requesting a copy by writing to: Planet Green Holdings Corp., c/o Board of Director Office, 130-30 31st Ave, Suite 512, Flushing, NY, 11354. During the fiscal year ended December 31, 2024, our Audit Committee held three meetings.

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

The Compensation Committee meets on an annual basis and holds special meetings as needed. The Compensation Committee meetings may be called by the Committee chairman, the Chairman of the Board of Directors or a majority of Committee members. The Chief Executive Officer and Chief Financial Officer also provide recommendations to the Compensation Committee relating to compensation of other executive officers. The Compensation Committee held one meeting in fiscal year 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the fiscal years ended December 31, 2023 and 2024 for services provided to us and our subsidiaries and VIEs. None of our current executive officers earned compensation that exceeded $100,000 during the fiscal years ended December 31, 2023 or 2024.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Bin Zhou,	2024	$96,000	$-	$-	$-	$-	$96,000
Chairman, Chief Executive Officer and Director	2023	$96,000	$-	$-	$-	$-	$96,000
			-	-	-	-
Lili Hu,	2024	$84,000	$-	$-	$-	$-	$84,000
Chief Financial Officer Director	2023	$84,000	$-	$-	$-	$-	$84,000
			-	-	-	-
Luojie Pu,	2024	$24,000	$-	$-	$-	$-	$24,000
Director	2023	$8,000	$-	$-	$-	$-	$8,000

King Fai Leung,	2024	$21,600	$-	$-	$-	$-	$21,600
Director	2023	$21,600	$-	$-	$-	$-	$21,600

Yang Cao,	2024	$24,000	$-	$-	$-	$-	$24,000
Director	2023	$24,000	$-	$-	$-	$-	$24,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2024 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Except as otherwise indicated, the persons listed below have advised us that they have direct sole voting and investment power with respect to the shares listed as owned by them.

Unless otherwise specified, the address of each of the persons set forth below is c/o Planet Green Holdings Corp., 130-30 31st Ave, Suite 512, Flushing, NY 11354.

In the table below, percentage ownership is based on 7,282,714 shares of our common stock outstanding as of December 31, 2024.

Name and title of beneficial owner	Amount and nature of beneficial ownership	Percent of class
5% or Greater Stockholders

Bin Zhou, Chairman, Chief Executive Officer and Director	1,494,200	20.51%
Lili Hu, Chief Financial Officer	-	-
Luojie Pu, Director	-	-
King Fai Leung, Director	-	-
Yang Cao, Director	-	-
All executive officers, directors and director nominees as a group (seven individuals)	1,494,200	20.51%

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Accounting fees consisted of the following as of December 31, 2024 and December 31, 2023:

	12/31/2023	12/31/2024
Accounting fees	$400,000	$400,000
Total	$400,000	$400,000

YCM CPA INC. is the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2023 and December 31, 2024 and the accounting fees such period were $400,000 and $400,000 respectively. Such fees related to audit services provided by YCM CPA INC. No audit-related or tax services were provided by YCM CPA INC. during such periods.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2) Financial Statement and Schedules

The financial statements contained in the “Audited Financial Statements” beginning on page F-1 of this annual report on Form 10-K.

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the registrant, as filed with the Nevada Secretary of State on June 15, 2009. Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.
3.2	Certificate of Amendment of the registrant, as filed with the Nevada Secretary of State on September 28, 2018. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 2, 2018.
3.3	Bylaws of the registrant. Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.
4.1*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1	Termination Agreement. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 11, 2024.
14.1	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.
21.1*	List of subsidiaries of the registrant.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Planet Green Holdings Corp. Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET GREEN HOLDINGS CORP.

Date:April 11, 2025	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bin Zhou	Chief Executive Officer and Chairman	April 11, 2025
Bin Zhou	(Principal Executive Officer)

/s/ Lili Hu	Chief Financial Officer and Director	April 11, 2025
Lili Hu	(Principal Financial Officer and Principal Accounting Officer)

/s/ Luojie Pu	Director	April 11, 2025
Luojie Pu

/s/ King Fai Leung	Director	April 11, 2025
King Fai Leung

/s/ Yang Cao	Director	April 11, 2025
Yang Cao

PLANET GREEN HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the shareholders of

Planet Green Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Planet Green Holdings Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholder’s equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company records an accumulated deficit as of December 31, 2024, and the Company currently has a working capital deficit, continued net losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Impairment of goodwill - evaluation of the carrying value of goodwill

Description of the Matter

As discussed in Note 2 and Note 14 to the consolidated financial statements, the Company’s goodwill balance was $4.72 million as of December 31, 2024. The Company performs a goodwill impairment test on an annual basis or whenever events or changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units, which requires management to make significant estimates and assumptions related to projected revenue growth rates, discount rates, and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Changes in these assumptions could have a significant impact on the fair value of the reporting unit and the amount of any goodwill impairment charge. In the year of 2024, the Company performed an annual goodwill impairment test in response to the decline in current market conditions because of the persistent operating losses. The goodwill was determined to be not impaired.

How We Addressed the Matter in Our Audit

Addressing the matter involved evaluating the Company’s assessment of the value of the reporting unit under the discounted cash flow method. These procedures included (i) We performed a retrospective review comparing actual revenue and EBITDA results of the reporting unit for 2024 to the forecasted results from 2023. (ii) We performed a retrospective review comparing management’s estimates and assumptions relating to revenue, EBITDA, and EBITDA margin projections for the reporting unit used for the purpose of current year’s annual impairment test to the projections previously used in connection with the prior year annual impairment test. (iii) We evaluated the consistency of estimates and assumptions relating to revenue and EBITDA growth inherent in the discounted cash flow model for the reporting unit to those used by management in other annual forecasting activities. (iv) With the assistance of our fair value specialists, we evaluated (1) the valuation methodology used and (2) the projections of long-term revenue growth and the discount rates by testing the underlying source information, and by developing a range of independent estimates and comparing those to the rates selected by management. (v) We performed sensitivity analysis.

/s/ YCM CPA INC.

We have served as the Company’s auditor since 2022.

PCAOB ID 6781

Irvine, California

April 11, 2025

Planet Green Holdings Corp.

Consolidated Balance Sheets

	As of December 31,
	2024	2023
Assets
Current assets
Cash	$193,919	$237,214
Restricted Cash	1,234	-
Trade accounts receivable, net	2,041,108	2,982,880
Inventories, net	851,739	1,424,439
Advances to suppliers, net	1,038,468	5,209,224
Other receivables, net	263,046	324,704
Other receivables-related parties	1,975,729	315,724
Prepaid expenses	826,123	978,803
Assets of discontinued operations	-	10,890,506
Total current assets	7,191,366	22,363,494

Non-current assets
Plant and equipment, net	11,036,281	12,280,268
Intangible assets, net	819,072	980,003
Construction in progress	22,906	23,606
Long-term investments	1,622,654	2,257,926
Goodwill	4,724,699	4,724,699
Total non-current assets	18,225,612	20,266,502

Total assets	$25,416,978	$42,629,996

Liabilities and Stockholders’ Equity
Current liabilities
Loans-current	$1,641,503	$-
Accounts payable	3,177,188	3,017,891
Advance from customers	368,232	2,456,596
Taxes payable	1,248,758	1,205,519
Other payables and accrued liabilities	2,535,695	1,113,560
Other payables-related parties	4,340,742	5,803,997
Deferred income	-	36,334
Liabilities of discontinued operations	-	9,525,575
Total current liabilities	13,312,118	23,159,472

Non-current liabilities
Other long-term liabilities	-	30,312
Loans-noncurrent	410,998	-
Total non-current liabilities	410,998	30,312

Total liabilities	13,723,116	23,189,784

Commitments and contingencies

Shareholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023	-	-
Common stock: $0.001 par value, 100,000,000 shares authorized; 7,282,714 shares issued and outstanding as of December 31, 2024 and 2023	7,283	7,283
Additional paid-in capital	155,767,774	155,767,774
Accumulated deficit	(148,053,653)	(140,724,597)
Accumulated other comprehensive income	3,972,458	4,389,752

Total shareholders’ equity	$11,693,862	$19,440,212

Total liabilities and shareholders’ equity	$25,416,978	$42,629,996

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the Years Ended December 31,
	2024	2023
Net revenues	$6,729,937	$17,659,671
Cost of revenues	5,968,345	16,076,312
Gross profit	761,592	1,583,359

Operating expenses:
Selling and marketing expenses	41,021	95,153
General and administrative expenses	7,327,677	7,996,582
Research and developing expenses	57,080	54,929
Total operating expenses	7,425,778	8,146,664

Operating loss	(6,664,186)	(6,563,305)

Other income (expenses)
Interest income	396	371
Interest expenses	(70,542)	(10,736)
Other income	90,158	112,462
Other expenses	(813,019)	(306,191)
Share of losses from equity method investments	-	(568,744)
Loss on disposal of equity investments	-	(10,848,632)
Total other expenses	(793,007)	(11,621,470)

Loss before income taxes	(7,457,193)	(18,184,775)

Income tax expenses	-	(35,303)

Loss from continuing operations	(7,457,193)	(18,220,078)

Discontinued operations:
Income (loss) from discontinued operations	128,137	(2,623,718)

Net loss	(7,329,056)	(20,843,796)

Foreign currency translation adjustment	(417,294)	(302,490)

Total comprehensive loss	$(7,746,350)	$(21,146,286)

Loss per share of common stock - basic and diluted
Continuing operations	$(1.02)	$(2.50)
Discontinued operations	$0.02	$(0.36)
Basic and diluted weighted average shares outstanding	7,282,714	7,282,714

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total Equity

Balance as of December 31, 2022	7,282,714	$7,283	$155,767,774	$(119,880,801)	$4,692,242	$40,586,498
Net loss	-	-	-	(20,843,796)	-	(20,843,796)
Foreign currency translation adjustment	-	-	-	-	(302,490)	(302,490)
Balance as of December 31, 2023	7,282,714	$7,283	$155,767,774	$(140,724,597)	$4,389,752	$19,440,212
Net loss	-	-	-	(7,329,056)	-	(7,329,056)
Foreign currency translation adjustment	-	-	-	-	(417,294)	(417,294)
Balance as of December 31, 2024	7,282,714	$7,283	$155,767,774	$(148,053,653)	$3,972,458	$11,693,862

See Accompanying Notes to the Financial Statements

Planet Green Holdings Corp.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,329,056)	$(20,843,796)
Less: income (loss) from discontinued operations	(128,137)	2,623,718
Net loss from continuing operations	(7,457,193)	(18,220,078)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	895,205	968,594
Amortization	133,750	139,576
Allowance for doubtful accounts	3,388,459	1,813,112
Loss on disposal of equity investments	-	10,848,632
Impairment of long-term investments	564,130	-
Share of losses from equity method investments	-	568,744
Loss on disposal of plant and equipment	2,525	-
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Trade receivables	(1,009,402)	(2,683,537)
Inventories	538,070	1,737,130
Advances to suppliers	4,190,826	(446,632)
Other receivables	1,338	17,370
Accounts payable	523,086	(89,674)
Advance from customer	(2,040,664)	(103,544)
Other payables and accrued liabilities	1,183,393	(408,087)
Taxes payable	58,920	165,227
Deferred income	(14,600)	(15,610)
Other long-term liabilities	(29,199)	-
Net cash provided by (used in) operating activities from continuing operations	928,644	(5,708,777)
Net cash provided by operating activities from discontinued operations	-	426,434
Net cash provided by (used in) operating activities	928,644	(5,282,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(7,506)	(26,371)
Proceeds from disposal of equity method investments	-	2,767,860
Cash received from disposal of plant and equipment	2,085	-
Net cash provided by (used in) operating activities from continuing operations	(5,421)	2,741,489
Net cash provided by operating activities from discontinued operations	-	(270,374)
Net cash provided by (used in) investing activities	(5,421)	2,471,115

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	2,082,060	-
Changes in related party balances, net	(3,054,165)	3,095,779
Net cash (used in) provided by continuing financing activities	(972,105)	3,095,779
Net cash used in financing activities from discontinued operations	-	(207,555)
Net cash (used in) provided by financing activities	(972,105)	2,888,224

Net (decrease) increase in cash and restricted cash	(48,882)	76,996

EFFECT OF EXCHANGE RATE ON CASH AND RESTRICTED CASH	6,821	66,731

CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	237,214	93,487

CASH AND RESTRICTED CASH AT END OF YEAR	$195,153	$237,214

Supplemental cash flow information
Interest received	$396	$1,199
Interest paid	$70,542	$497,306

Reconciliation of cash and restricted cash reported in the statement of financial position
Cash	$193,919	$237,214
Restricted cash	1,234	-
Total cash and restricted cash	$195,153	$237,214

See Accompanying Notes to the Financial Statements

PLANET GREEN HOLDINGS CORP.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

On April 8, 2022, Planet Green Holdings Corporation (Nevada) issued an aggregate of 7,500,000 shares of common stock to the equity holders of Allinyson Ltd. for the acquisition of 100% of the equity interest of Allinyson Ltd., including its wholly-owned subsidiary Baokuan Technology (Hongkong) Limited. On April 1, 2024, Allinyson Ltd. and its subsidiaries have completely been disposed, resulting in gain from disposal of $355,517.

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

Consolidation of Variable Interest Entity

On March 9, 2021, through Jiayi Technologies (Xianning) Co., Ltd.(the “Jiayi”), formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd., the Company entered into exclusive VIE agreements (“VIE Agreements”) with Jilin Chuangyuan Chemical Co., Ltd. (“Jilin Chuangyuan”), as well as its shareholders, which gave the Company the ability to substantially influence the company’s daily operations and financial affairs and appointment of its senior executives. The Company is considered the primary beneficiary of these operating companies, and it consolidates their accounts as a VIE.

On December 11, 2024, Jiayi entered into a Termination Agreement with Jilin Chuangyuan and its shareholders, pursuant to which, Jiayi, Jilin Chuangyuan and its shareholders agreed to terminate all of the rights and obligations under the VIE Agreements. As a result of the completion of the transaction, the Company no longer consolidates Jilin Chuangyuan’s financial statements into the financial statements of the Company for accounting purpose, resulting in gain from disposal of $239,292.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss from continuing operations of $7,457,193 for the year ended December 31, 2024. As of December 31, 2024, the Company had an accumulated deficit of $148,053,653, a working capital deficit of $6,120,752, its net cash provided by operating activities from continuing operations for the year ended December 31, 2024 was $928,644.

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

Principles of Consolidation

Details of the Subsidiaries of the Company as of December 31, 2024 are set below:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
Promising Prospect BVI Limited	The British Virgin Islands	100	$10,000
Promising Prospect HK Limited	Hong Kong	100	1
Jiayi Technologies (Xianning) Co., Ltd.	PRC	100	2,000,000
Fast Approach Inc.	Canada	100	79
Shanghai Shuning Advertising Co., Ltd. (a subsidiary of FAST)	PRC	100	-
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.	PRC	100	4,710,254
Xianning Bozhuang Tea Products Co., Ltd.	PRC	100	6,277,922
Bless Chemical Co., Ltd (a subsidiary of Shine Chemical)	Hong Kong	100	10,000
Hubei Bryce Technology Co., Ltd. (a subsidiary of Bless Chemical)	PRC	100	30,000,000
Shandong Yunchu Supply Chain Co., Ltd	PRC	100	5,000,000
Shine Chemical Co., Ltd	Cayman	100	8,000

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

Cash and Restricted Cash

Cash includes currency on hand and deposits held by banks that can be added or withdrawn without limitation. The Company maintains most of its bank accounts in the PRC. Cash maintained in banks within the People’s Republic of China of less than RMB0.5 million (equivalent to $68,500) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China.

Restricted cash includes any cash that is legally restricted as to withdrawal or usage. As of December 31, 2024 and 2023, cash in the amount of $1,234 and Nil was restricted by court due to lawsuits against the Company.

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

Inventories, Net

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

Advances to Suppliers, Net

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

Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. The Company typically applies a salvage value of 0% to 5%. The estimated useful lives of the plant and equipment are as follows:

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

Construction in Progress

Construction in progress represents direct acquisition and construction costs for plants and fees of purchase and installation of related equipment. Amounts classified as construction in progress are transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Depreciation is not provided for assets classified in this account.

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

	12/31/2024	12/31/2023	12/31/2022
Period-end US$: CDN$ exchange rate	1.4400	1.3196	1.3554
Period-end US$: RMB exchange rate	7.2993	7.0827	6.9646
Period-end US$: HK exchange rate	7.7677	7.8157	7.7967
Period average US$: CDN$ exchange rate	1.3699	1.3452	1.3012
Period average US$: RMB exchange rate	7.1957	7.0467	6.7261
Period average US$: HK exchange rate	7.8030	7.8282	7.8310

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

As of December 31, 2024, the company does not have any current lease agreements exceeding 12 months.

Equity investments

The Company accounts for its equity investments in accordance with ASC 321. In accordance with ASC 321, equity investment which the Company has no significant influence (generally less than a 20% ownership interest) with readily determinable fair values are accounted for at fair value based on quoted market prices with the changes in fair value recognized as unrealized gains or losses in earnings. Equity investments without readily determinable fair values are accounted for either at fair value or using the measurement alternative. Under the measurement alternative, the equity investments are measured at cost, less any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The investments in equity securities are evaluated for impairment when facts or circumstances indicate that the fair value of the investment is less than its carrying value.

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

Recent Accounting Pronouncements

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amended guidance added an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. The amendments guidance is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The guidance can be applied either prospectively or retrospectively. The Company is currently in the process of evaluating the impact this amended guidance may have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amended guidance improves the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The amended guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This guidance clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. The amended guidance is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The guidance can be applied either prospectively or retrospectively. The Company is currently in the process of evaluating the impact this amended guidance may have on its consolidated financial statements.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This guidance amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. DISCONTINUED OPERATION

On April 1, 2024, the Company transferred 100% of Allinyson’s shares and other equity interest to an individual for aggregated purchase price of $1.00, and Allinyson was completely disposed.

On December 11, 2024, Jiayi entered into a Termination Agreement with Jilin Chuangyuan and its shareholders, pursuant to which, Jiayi, Jilin Chuangyuan and its shareholders agreed to terminate all of the rights and obligations under the VIE Agreements. As a result of the completion of the transaction, the Company no longer consolidates Jilin Chuangyuan’s financial statements into the financial statements of the Company for accounting purpose.

The discontinued operation represents a strategic shift that has a major effect on the Company’s operations and financial results, which trigger discontinued operations accounting in accordance with ASC 205-20-45. The assets and liabilities related to the discontinued operations were retroactively classified as assets/liabilities held for sale as of December 31, 2023, while results of operations related to the discontinued operations for the years ended December 31, 2024 and 2023, were retroactively reported as income (loss) from discontinued operations. The results of discontinued operations for the years ended December 31, 2024 and 2023 are as follows:

	For the Years ended December 31,
	2024	2023
Revenues	$196,318	$9,460,565
Cost of revenues	220,473	9,611,285
Gross profit	(24,155)	(150,720)

Operating expenses:
Selling and marketing expenses	81,122	803,707
General and administrative expenses	1,107,937	1,040,015
Research & developing expenses	78,562	214,586
Total operating expenses	1,267,621	2,058,308

Income from discontinued operations	(1,291,776)	(2,209,028)

Other income (expenses)
Interest income	-	828
Interest expenses	(542,800)	(486,570)
Other income	1,967,650	71,325
Other expenses	(4,937)	(273)
Total other income (expense)	1,419,913	(414,690)

Income (loss) before income taxes	128,137	(2,623,718)
Income taxes provision	-	-
Net income (loss) from discontinued operations	$128,137	$(2,623,718)

Assets and liabilities of the discontinued operations:

As of December 31,
2023
CURRENT ASSETS:
Cash	$199,169
Trades accounts receivable, net	177,445
Inventories	528,624
Advances to suppliers	106,971
Other receivables	25,280
TOTAL CURRENT ASSETS	1,037,489

NON-CURRENT ASSETS:
Property and equipment, net	7,991,576
Land use rights, net	1,854,099
Construction in progress	7,342
TOTAL ASSETS	$10,890,506

CURRENT LIABILITIES:
Accounts payable	$580,356
Advance from customers	7,723
Taxes payable	37,541
Other payables and accrued liabilities	3,396,632
Other payables-related parties	1,529,548
TOTAL CURRENT LIABILITIES	5,551,800
Other long-term liabilities	161,669
Loans-noncurrent	3,812,106
TOTAL LIABILITIES	$9,525,575

4. Trade Accounts Receivable, Net

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets, and wholesalers.

	As of December 31,
	2024	2023
Trade accounts receivable	$5,914,279	$5,069,640
Less: Allowance for credit losses	(3,873,171)	(2,086,760)
	$2,041,108	$2,982,880
Allowance for credit losses
Beginning balance:	$(2,086,760)	$(287,647)
Additions to allowance	(1,786,411)	(1,735,826)
Reversal of allowance	-	(63,287)
Ending balance	$(3,873,171)	$(2,086,760)

5. Advances to Suppliers, Net

Prepayments mainly include advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	As of December 31,
	2024	2023
Payment to suppliers and vendors	$1,045,329	$5,209,224
Allowance for credit losses	(6,861)	-
Total	$1,038,468	$5,209,224

6. Inventories, Net

Inventories consisted of the following as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Raw materials	$1,067,015	$1,437,040
Work in progress	1,292,674	1,394,569
Finished goods	425,822	690,011
Allowance for inventory reserve	(1,933,772)	(2,097,181)
Total	$851,739	$1,424,439

7. Plant and Equipment

Plant and equipment consisted of the following as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
At Cost:
Buildings	$11,647,212	$11,999,628
Machinery and equipment	3,470,470	3,585,993
Office equipment	462,846	489,387
Motor vehicles	174,808	180,999
	15,755,336	16,256,007
Less: Accumulated depreciation	(4,719,055)	(3,975,739)
	11,036,281	12,280,268
Construction in progress	22,906	23,606
	$11,059,187	$12,303,874

Depreciation expense for the years ended December 31, 2024 and 2023 was $895,205 and $968,594, respectively.

8. Intangible Assets

	As of December 31,
	2024	2023
At Cost:
Land use rights	$717,017	$738,944
Software licenses	50,464	54,920
Trademark	867,226	893,748
	1,634,707	1,687,612
Less: Accumulated amortization	(815,635)	(707,609)
	$819,072	$980,003

Amortization expense for the years ended December 31, 2024 and 2023 was $133,750 and $139,576 respectively.

As of December 31, 2024, the estimated future amortization expenses of the intangible assets were as follow:

Years ending December 31,	Amortization expenses
2025	$131,852
2026	48,514
2027	31,935
2028	29,195
2029	15,495
Thereafter	562,081
Total	$819,072

9. Long Term Investment

During fiscal year 2022, the Company entered into an investment agreement with Xianning Xiangtian Energy Holdings Group Co., Ltd to acquire 40% of the equity interests in the company, with total consideration of $13.62 million, which was paid in 2022. The balance of the investment was sold in 2023, resulting in loss from disposal of $10,848,632.

In 2020, the Company made an initial investment of $2.87 million in exchange for a 19% limited partner interest in Shandong Ningwei New Energy Technology Co., Ltd. The investment was accounted for cost method.

During the years ended December 31, 2024 and 2023, the Company recognized $564,130 and Nil impairment loss for long term investment, respectively. As of December 31, 2024 and 2023, the balance of long term investment was $1,622,654 and $2,257,926, respectively.

10. Other payables and accrued liabilities

As of December 31, 2024 and 2023, the balance of other payable and accrued liabilities was $2,535,695 and $1,113,560. Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

11. Advance From Customer

For our operation, the proceeds received from sales are initially recorded as advance from customers, which was usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of December 31, 2024 and 2023, the outstanding balance of the advance from customers was $368,232 and $2,456,596 respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the following reporting period.

12. Related Parties Transaction

As of December 31, 2024 and 2023, the outstanding balance due from related parties was $1,975,729 and $315,724, respectively. Significant related parties comprised much of the total outstanding balance as of December 31, 2024 are stated below:

		As of December 31,
Amounts due from related parties:		2024	2023
Mr. Xing Chen	the management of the Shandong Yunchu	$59,431	$294,210
Ms. Haiyan Xiong	the management of the Jingshan Sanhe	1,866,790	-
Mr. Jun Lu	the management of the Jingshan Sanhe	20,875	21,514
Mr. Bin Zhang	the management of the Jingshan Sanhe	18,273	-
Mr. Yong Yang	the management of the Fast	10,360	-
Total		$1,975,729	$315,724

These above nontrade receivables arising from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand. Receivables from Ms. Haiyan Xiong mainly include advance to Ms. Haiyan Xiong for procurement of raw material and carriage.

As of December 31, 2024 and 2023, the outstanding balance due to related parties was $4,340,742 and $5,803,997, respectively. The balance was advanced for working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

Significant parties comprised much of the total outstanding balance as of December 31, 2024 and 2023 are stated below:

		As of December 31,
Amounts due to related parties:		2024	2023
Mr. Bin Zhou	Chief Executive Officer and Chairman of the Company	$1,237,800	$1,393,529
Ms. Luojie Pu	Independent director of the Company	836,190	$861,762
Hubei shuang new energy Technology Co., Ltd.	significant impact	438,894	442,216
Shandong Ningwei New Energy Technology Co., Ltd.	significant impact	1,451,646	1,496,040
Anhui Ansheng equipment Co., Ltd.	Previous subsidiary	-	1,177,836
Xianning Xiangtian Energy Co., Ltd.	significant impact	68,500	70,595
Ms. Huiying Jin	the management of the Xianning Bozhuang	291,803	300,726
Mr. Yiming Qian	the management of the Fast	-	11,443
Mr. Yang Yong	the management of the Fast	-	34,865
Ms. Ye Zhang	the management of the Shanghai Shuning	15,909	14,985
Total		$4,340,742	$5,803,997

The balance was advanced for working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

13. Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

Shandong Yunchu
Balance as of December 31, 2022	$4,724,699
Goodwill acquired	-
Goodwill impairment	-
Balance as of December 31, 2023	$4,724,699
Goodwill acquired	-
Goodwill impairment	-
Balance as of December 31, 2024	$4,724,699

As of December 31, 2024, the Company performed its annual impairment tests as prescribed by ASC 350 on the carrying value of its goodwill and no instances of impairment were identified in our December 31, 2024 test.

As of December 31, 2024 and 2023, the carrying amount of the Company’s goodwill was $4,724,699.

14. Bank Loans

The outstanding balances on short-term and long-term bank loans consisted of the following:

		Interest	As of December 31,
Lender	Maturities	rate	2024	2023
Jingshan City branch of Postal Saving Bank of China	Due in January 2025	3.85%	$1,367,283	$-
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in June 2026	4%	410,998	-
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in August 2027	4.58%	273,999	-
Bank overdraft			221	-
Total			$2,052,501	$-

The loan from the Jingshan City branch of Postal Savings Bank of China was obtained to support general working capital, with a comprehensive guarantee provided by Mr. Zhou Bin, the Company’s CEO, and Hubei Bryce Technology Co., Ltd., which is under the company’s control.

The loan from the Hubei Jingshan Rural Commercial Bank Co. Ltd. was obtained to support general working capital, with certain buildings and land use rights of Hubei Ruishengchang Industrial Co., Ltd. in the amount of $493,198 pledged as collateral, as well as comprehensive guarantee provided by Mr. Zhou Bin, Mr. Zhang Bin, senior management of the Company, Mr. Wei Ge, a third-party individual, Hubei Bryce Technology Co., Ltd. and Hubei Ruishengchang Industrial Co., Ltd., which is under control of Ms. Wei Ge.

Interest expense for the years ended December 31, 2024 and 2023 was $70,542 and $10,736, respectively.

15. Equity

On May 31, 2024, every ten shares of the Common Stock issued and outstanding or held as treasury stock will be automatically converted into one new share of Common Stock. The total number of shares of Common Stock authorized for issuance will then be reduced by a corresponding proportion The par value per share of the Common Stock will remain unchanged at $0.001 per share.

As of December 31, 2024, the number of common stock remained unchanged at 7,282,714 with no new issuances recorded during the year, consistent with the figure reported as at December 31, 2023.

16. Income Taxes

United States

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. As the Company has a December 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 21% for the Company’s fiscal year ending December 31, 2024 and 2023, respectively. Accordingly, the Company has remeasured the Company’s deferred tax assets on net operating loss carryforwards (“NOLs”) in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOLs and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2024 which the Company has foreign cumulative losses at December 31, 2023.

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

Significant components of the income tax expense consisted of the following for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Loss attributed to PRC operations	$(6,837,979)	$(6,185,654)
Loss attributed to U.S. operations	(852,615)	(12,034,102)
Income attributed to Canada operations	233,401	34,981
Income attributed to BVI	-	-
Loss before tax	$(7,457,193)	$(18,184,775)

PRC Statutory Tax at 25% Rate	(1,709,495)	(1,546,414)
Effect of tax exemption granted	-	-
Valuation allowance	1,709,495	1,581,717
Income tax	$-	$35,303
Per Share Effect of Tax Exemption
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	7,282,714	7,282,714
Per share effect	$-	$-

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

Reconciliation of effective income tax rate from continuing operations is as follows for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21%	21%
Higher (lower) rates in PRC, net	4%	4%
Non-recognized deferred tax benefits in the PRC	(25.00)%	(25.19)%
The Company’s effective tax rate	-%	(0.19)%

17. Earnings/(Loss) Per Share

	For the Years Ended
	December 31,
	2024	2023
Loss from operations attributable to common stockholders	$(7,329,056)	$(20,843,796)

Loss per share from continuing operations - Basic and diluted	$(1.02)	$(2.50)
Income (loss) per share from discontinued operations-Basic and diluted	$0.02	$(0.36)
Basic and diluted weighted average shares outstanding	7,282,714	7,282,714

18. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,
	2024		2023
Customers	Amount	%	Amount	%
A	$-	-	$3,972,964	15
B	$-	-	$3,605,934	13
C	$1,260,423	19	$-	-
D	$816,458	12	$-	-

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,
	2024		2023
Suppliers	Amount	%	Amount	%
A	$-	-	$4,888,270	19
B	$-	-	$2,503,225	10
C	$1,519,472	23	$-	-
D	$1,058,833	16	$-	-
E	$957,706	14	$-	-
F	$712,087	11	$-	-

19. Risks

A. Credit risk

The Company’s deposits are made with banks located in the PRC. Cash maintained in banks within the People’s Republic of China of less than RMB0.5 million (equivalent to $68,500) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China.

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

20. Contingencies

The Company records accruals for certain of its outstanding legal proceedings or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. The Company discloses the amount of the accrual if it is material.

When a loss contingency is not both probable and estimable, the Company does not record an accrued liability but discloses the nature and the amount of the claim, if material. However, if the loss (or an additional loss in excess of the accrual) is at least reasonably possible, then the Company discloses an estimate of the loss or range of loss, unless it is immaterial or an estimate cannot be made. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves complex judgments about future events. Management is often unable to estimate the loss or a range of loss, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) there is a lack of clear or consistent interpretation of laws specific to the industry-specific complaints among different jurisdictions. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including eventual loss, fine, penalty or business impact, if any.

On July 27, 2023, Daqi Cui, a former employee, filed a complaint against the Company in Queens County, the Supreme Court of the State of New York, asserting claims of breach of employment contract, seeking $609,145 in damages as well as attorneys’ fees and costs. On November 6, 2023, the Company filed a motion to move the case to the United States District Court, Eastern District of New York for an Order to dismiss with prejudice. On July 29, 2024, Complaint was dismissed by the Eastern District of New York. However, Plaintiff was granted leave to file an amended complaint within 30 days after entry of the order. Subsequently, the Plaintiff filed an amended complaint against the Company and the Company has moved to dismiss the amended complaint.

On July 8, 2024, China Supply and Marketing Agricultural Products Co., Ltd. (“China Supply and Marketing”)filed a lawsuit against Shandong Yunchu, Li Honghu, the legal representative of Shandong Yunchu International Trade Co., Ltd. (“Qingdao Sirun”), and Jiayi Technologies. Shandong Yunchu and Qingdao Sirun entered into two entrusted import contracts with China Supply and Marketing in 2021 and 2022, respectively. China Supply and Marketing made phased payments to the foreign suppliers, while Shandong Yunchu and Qingdao Sirun paid China Supply and Marketing and collected part of the goods. However, an outstanding amount of RMB 7,012,335 (equivalent to $960,686) remained, consisting of unpaid balances and uncollected goods. It is claimed that, on September 13, 2023, Shandong Yunchu, Qingdao Sirun, and China Supply and Marketing entered into a debt transfer agreement, under which Shandong Yunchu assumed all remaining debt obligations of Qingdao Sirun, including outstanding payments and uncollected goods. Li Honghu, the legal representative of Shandong Yunchu, signed the debt transfer agreement as a guarantor and affixed his fingerprint. Jiayi Technology, as the sole shareholder of Shandong Yunchu, was included in the lawsuit under corporate law, with China Supply and Marketing seeking joint liability from Jiayi Technology for Shandong Yunchu’s debts. Shandong Yunchu contended that it never agreed to assume Qingdao Sirun’s debt obligations and never signed any debt transfer agreement. It further argued that the debt transfer agreement presented by the plaintiff contained a forged signature and fingerprint of Li Honghu, and requested a forensic examination to verify the authenticity of the document. Jiayi Technology claimed that it had already fulfilled its capital contribution to Shandong Yunchu and should not bear any joint liability.

Yongan Construction Engineering Co., Ltd. filed a lawsuit against Xianning Bozhuang over outstanding construction project payments. On April 22, 2024, the court ruled that Xianning Bozhuang must pay RMB 867,326 (equivalent to $118,823) in construction project fees along with interest calculated at an annual rate of 3.8% from January 1, 2022, until the full amount is settled. The judgment took effect on May 7, 2024, and Xianning Bozhuang is currently in the process of making payments toward the outstanding debt. As of December 31, 2024, cash in the amount of $1,234 was restricted by court due to this lawsuit.

Jianfa Logistics (Fuzhou) Co., Ltd. sued Shandong Yunchu for failing to pay RMB 2,817,441 (equivalent to $385,988) under an agency import contract, along with a penalty of RMB 375,294 (equivalent to $51,415). Additionally, Jianfa Logistics sought to hold Shandong Yunchu’s shareholder, Xianning Jiayi, jointly liable for the debt. On November 11, 2024, the court ruled that Shandong Yunchu is responsible for repaying the outstanding amount, with Xianning Jiayi assuming joint liability. However, Xianning Jiayi argued that it had already fulfilled its capital contribution obligations and should not bear any joint liability. As a result, it has filed an appeal with the higher court.

21. Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to December 31, 2024 to the date these audited consolidated financial statements were issued, and has determined that it does not have any material events to disclose.