Form 10-Q
period 2025-03-31
Planet Green Holdings Corp.
filed 2025-05-15
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

The number of outstanding shares of the registrant’s common stock as of May 15, 2025 was 7,282,714.

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

ITEM 1 FINANCIAL STATEMENTS

PLANET GREEN HOLDINGS CORP.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Planet Green Holdings Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets
Cash	$1,145,560	$193,911
Restricted cash	1,242	1,234
Accounts receivable, net	36,922	56,281
Inventories, net	989,675	851,739
Advances to suppliers, net	776,613	849,535
Other receivables, net	251,064	263,046
Other receivables-related parties	1,939,673	1,916,298
Prepaid expenses	698,717	826,123
Assets of discontinued operations	2,221,096	2,233,199
Total current assets	8,060,562	7,191,366

Non-current assets
Plant and equipment, net	10,885,896	11,036,281
Intangible assets, net	790,724	819,072
Construction in progress, net	23,040	22,906
Long-term investments	1,632,180	1,622,654
Goodwill	4,724,699	4,724,699
Total non-current assets	18,056,539	18,225,612

Total assets	$26,117,101	$25,416,978

Liabilities and Stockholders’ Equity
Current liabilities
Loans-current	$2,754,672	$1,641,503
Accounts payable	2,090,940	2,039,688
Advance from customers	245,044	368,232
Taxes payable	91,314	80,671
Other payables and accrued liabilities	2,649,529	2,535,695
Other payables-related parties	4,566,567	4,340,742
Liabilities of discontinued operations	2,350,944	2,305,587
Total current liabilities	14,749,010	13,312,118

Non-current liabilities
Other long-term liabilities	-	-
Loans-noncurrent	413,411	410,998
Total non-current liabilities	413,411	410,998

Total liabilities	$15,162,421	$13,723,116
Commitments and contingencies
Stockholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024
Common stock: $0.001 par value, 100,000,000 shares authorized; 7,282,714 shares issued and outstanding as of March 31, 2025 and December 31, 2024	7,283	7,283
Additional paid-in capital	155,767,774	155,767,774
Accumulated deficit	(148,850,555)	(148,053,653)
Accumulated other comprehensive income	4,030,178	3,972,458

Total stockholders’ equity	$10,954,680	$11,693,862

Total liabilities and stockholders’ equity	$26,117,101	$25,416,978

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended March 31,
	2025	2024
Net revenues	$840,333	$1,504,127
Cost of revenues	785,480	1,151,214
Gross profit	54,853	352,913

Operating expenses:
Selling and marketing expenses	10,038	3,451
General and administrative expenses	745,305	914,985
Research and development expenses	16,338	16,132
Total operating expenses	771,681	934,568

Operating loss	(716,828)	(581,655)

Other (expenses) income
Interest income	34	218
Interest expenses	(22,512)	(10,469)
Other income	-	256
Other expenses	(687)	(1,473)
Total other expenses	(23,165)	(11,468)

Loss before income taxes	(739,993)	(593,123)

Income tax expenses	-	-

Loss from continuing operations	(739,993)	(593,123)

Discontinued operations:
Loss from discontinued operations	(56,909)	(487,781)

Net loss	(796,902)	(1,080,904)

Foreign currency translation adjustment	57,720	(27,131)

Total comprehensive loss	(739,182)	(1,108,035)

Earnings (loss) per common share - basic and diluted
Continuing operations	$(0.10)	$(0.08)
Discontinued operations	$(0.01)	$(0.07)

Basic and diluted weighted average shares outstanding	7,282,714	7,282,714

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2023	7,282,714	$7,283	$155,767,774	$(140,724,597)	$4,389,752	$19,440,212
Net loss	-	-	-	(1,080,904)	-	(1,080,904)
Foreign currency translation adjustment	-	-	-	-	(27,131)	(27,131)
Balance, March 31, 2024	7,282,714	$7,283	$155,767,774	$(141,805,501)	$4,362,621	$18,332,177

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2024	7,282,714	$7,283	$155,767,774	$(148,053,653)	$3,972,458	$11,693,862
Net loss	-	-	-	(796,902)	-	(796,902)
Foreign currency translation adjustment	-	-	-	-	57,720	57,720
Balance, March 31, 2025	7,282,714	$7,283	$155,767,774	$(148,850,555)	$4,030,178	$10,954,680

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(796,902)	$(1,080,904)
Less: net loss from discontinued operations	56,909	487,781
Net loss from continuing operations	(739,993)	(593,123)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	217,131	228,655
Amortization	33,083	33,437
Allowance for doubtful accounts	12,100	-
Gain on disposal of plant and equipment	-	(253)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivables	19,646	(24,406)
Inventories	(132,643)	(284,297)
Advances to suppliers	209,593	1,231,843
Other receivables	1,396	(713)
Accounts payable	41,874	11,093
Advance from customer	(124,290)	(102,756)
Other payables and accrued liabilities	105,275	(33,148)
Taxes payable	10,130	7,941
Deferred income	-	(14,600)
Other long-term liabilities	-	(29,199)
Net cash (used in) provided by operating activities	(346,698)	430,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(2,456)	(6,148)
Cash received from disposal of plant and equipment	-	1,390
Net cash used in investing activities	(2,456)	(4,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loans	1,101,092	1,387,912
Changes in related party balances, net	195,150	(1,705,652)
Net cash provided by (used in) financing activities	1,296,242	(317,740)

Net increase in cash and restricted cash	947,088	107,976

EFFECT OF EXCHANGE RATE ON CASH AND RESTRICTED CASH	4,569	3,846

CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	195,145	237,193

CASH AND RESTRICTED CASH AT END OF YEAR	$1,146,802	$349,015

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$34	$218
Interest paid	$22,512	$10,469

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PLANET GREEN HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

1. Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”) is a holding company incorporated in Nevada. We are engaged in various businesses through our subsidiaries in China.

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

On August 3, 2021, the Planet Green Holding Corp acquired 8,000,000 ordinary shares of the Shine Chemical Co., Ltd. As a result, Shine Chemical Co., Ltd., Bless Chemical Co., Ltd. and Hubei Bryce Technology Co., Ltd. became wholly-owned subsidiaries of the Planet Green Holding Corp.

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

On April 8, 2022, Planet Green Holdings Corporation (Nevada) issued an aggregate of 7,500,000 shares of common stock to the equity holders of Allinyson Ltd. for the acquisition of 100% of the equity interest of Allinyson Ltd., including its wholly-owned subsidiary Baokuan Technology (Hongkong) Limited. On April 1, 2024, Allinyson Ltd. and its subsidiaries were completely disposed, resulting in gain from disposal of $355,517.

On September 14, 2022, Planet Green Holdings Corp. and Hubei Bulaisi Technology Co., Ltd. a subsidiary of the Company, entered into a Share Purchase Agreement with Xue Wang, a shareholder of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., pursuant to which, among other things and subject to the terms and conditions contained therein, the Purchaser agreed to effect share purchase from the Seller of 15% of the outstanding equity interests of Jingshan, and the Company shall pay to the Seller an aggregate of U.S. $3,000,000 in exchange for 15% of the issued and outstanding shares. Before the closing of this Share Purchase transaction, the Company owns 85% equity interest of Jingshan through the Purchaser. On September 14, 2022, the Company closed the Share Purchase transaction. As of September 30, 2022, Hubei Bryce Technology Co., Ltd. held 100% shares of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. after the alteration of shareholders.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss from continuing operations of $739,993 for the three months ended March 31, 2025. As of March 31, 2025, the Company had an accumulated deficit of $148,850,555, a working capital deficit of $6,688,448, its net cash used in operating activities from continuing operations for the three months ended March 31, 2025 was $346,698.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Management has prepared the accompanying unaudited condensed consolidated financial statements and these notes according to generally accepted accounting principles in the United States (“GAAP”). The Company maintains its general ledger and journals with the accrual method accounting.

Principles of Consolidation

Details of the Subsidiaries of the Company as of March 31, 2025 are set below:

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

Management has eliminated all significant inter-company balances and transactions in preparing the accompanying unaudited condensed consolidated financial statements.

Reclassifications

Certain amounts on the prior years’ consolidated balance sheets and statement of operations were reclassified to reflect discontinued operations, with no effect on ending stockholders’ equity.

Use of Estimates

The unaudited condensed consolidated financial statements preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management evaluates estimates, including the allowance for credit losses of accounts receivable, amounts due from related parties and equity investments, the useful lives of our property and equipment, impairment of long-lived assets, long-term investments and goodwill, etc. Management bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.

Cash and Restricted Cash

Cash includes currency on hand and deposits held by banks that can be added or withdrawn without limitation. The Company maintains most of its bank accounts in the PRC. Cash maintained in banks within the People’s Republic of China of less than RMB0.5 million (equivalent to $68,902) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China.

Restricted cash includes any cash that is legally restricted as to withdrawal or usage. As of March 31, 2025 and 2024, cash in the amount of $1,242 and $1,234 was restricted by court due to lawsuits against the Company.

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

Advances to Suppliers, Net

The Company makes advance payment to suppliers and vendors for the procurement of raw materials. Upon physical receipt and inspection of the raw materials from suppliers, the applicable amount is reclassified from advances and prepayments to suppliers to inventory. The Company reviews its advance to suppliers on a periodic basis and makes general and specific allowances when there is doubt as to the ability of a supplier to provide supplies to the Company or refund an advance.

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

Impairment of Long-lived Assets

The Company annually reviews its long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Impairment may become obsolete from a difference in the industry, introduction of new technologies, or if the Company has inadequate working capital to utilize the long-lived assets to generate adequate profits. Impairment is present if the carrying amount of an asset is less than its expected future undiscounted cash flow.

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

Foreign Currency Translation

The accompanying unaudited condensed consolidated financial statements are presented in United States dollars. The functional currency of the Company is Renminbi (RMB). The Company’s assets and liabilities are translated into United States dollars from RMB at year-end exchange rates. Its revenues and expenses are translated at the average exchange rate during the period. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	03/31/2025	12/31/2024	03/31/2024
Period-end US$: CDN exchange rate	1.4379	1.4400	1.3453
Period-end US$: RMB exchange rate	7.2567	7.2993	7.0950
Period-end US$: HK exchange rate	7.7799	7.7677	7.8264
Period average US$: CDN exchange rate	1.4349	1.3699	1.3427
Period average US$: RMB exchange rate	7.2728	7.1957	7.1028
Period average US$: HK exchange rate	7.7799	7.8030	7.8202

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

The Company derives its revenues from high-grade synthetic fuel products, methylal, food products such as beef & mutton products and vegetables and tea products. The Company recognizes product revenue at a point in time when the control of the products has been transferred to customers. The Company applies the following five steps to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

Income Taxes

The Company accounts for income tax using an asset and liability approach and recognizes deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets. If it is more likely than not, these items will either expire before the Company can realize their benefits or uncertain future realization.

Comprehensive Income

The Company uses Financial Accounting Standards Board (“FASB”) ASC Topic 220, “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders.

Earnings Per Share

The Company computes earnings per share (“EPS”) following ASC Topic 260, “Earnings per share.” Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per-share basis from the potential conversion of convertible securities or the exercise of options and warrants; the dilutive impacts of potentially convertible securities are calculated using the as-if method; the potentially dilutive effect of options or warranties are computed using the treasury stock method. Potentially anti-dilutive securities (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS calculation.

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

As of March 31, 2025, the company does not have any current lease agreements exceeding 12 months.

Equity Investments

The Company accounts for its equity investments in accordance with ASC 321. In accordance with ASC 321, equity investment which the Company has no significant influence (generally less than 20% ownership interest) with readily determinable fair values are accounted for at fair value based on quoted market prices with the changes in fair value recognized as unrealized gains or losses in earnings. Equity investments without readily determinable fair values are accounted for either at fair value or using the measurement alternative. Under the alternative measurement, the equity investments are measured at cost, less any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The investments in equity securities are evaluated for impairment when facts or circumstances indicate that the fair value of the investment is less than its carrying value.

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

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This guidance amended the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to its consolidated financial statements.

In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. This Accounting Standards Update amends an SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 122. The Company is currently in the process of evaluating the impact this amended guidance may have on its consolidated financial statements.

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

	As of
	March 31, 2025	December 31, 2024
	Unaudited
Trade accounts receivable	$915,168	$929,401
Less: Allowance for credit losses	(878,246)	(873,120)
	$36,922	$56,281
Allowance for credit losses
Beginning balance:	$(873,120)	$(756,241)
Additions to allowance	(5,126)	(116,879)
Bad debt written-off	-	-
Ending balance	$(878,246)	$(873,120)

4. Advances to Suppliers, Net

Prepayments mainly include advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	As of
	March 31, 2025	December 31, 2024
	Unaudited
Payment to suppliers and vendors	$779,055	$851,963
Allowance for credit losses	(2,442)	(2,428)
Total	$776,613	$849,535

5. Inventories, Net

Inventories consisted of the following as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
	Unaudited
Raw materials	$1,072,083	$1,067,015
Work in progress	1,300,180	1,292,674
Finished goods	562,536	425,822
Allowance for inventory reserve	(1,945,124)	(1,933,772)
Total	$989,675	$851,739

6. Plant and Equipment, Net

Plant and equipment consisted of the following as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
	Unaudited
At Cost:
Buildings	$11,715,586	$11,647,212
Machinery and equipment	3,490,843	3,470,470
Office equipment	467,970	462,846
Motor vehicles	175,834	174,808
	15,850,233	15,755,336
Less: Accumulated depreciation	(4,964,337)	(4,719,055)
	10,885,896	11,036,281
Construction in progress	23,040	22,906
	$10,908,936	$11,059,187

Depreciation expense for the three months ended March 31, 2025 and December 31, 2024 was $217,131 and $228,655, respectively.

7. Intangible Assets

	As of
	March 31, 2025	December 31, 2024
	Unaudited
At Cost:
Land use rights	$721,226	$717,017
Software licenses	50,548	50,464
Trademark	872,318	867,226
	$1,644,092	$1,634,707
Less: Accumulated amortization	(853,368)	(815,635)
	$790,724	$819,072

Amortization expense for the three months ended March 31, 2025 and December 31, 2024 was $33,083 and $33,437, respectively.

8. Long-term Investment

In 2020, the Company made an initial investment of $2.87 million in exchange for a 19% limited partner interest in Shandong Ningwei New Energy Technology Co., Ltd. The investment was accounted for using the cost method due to the lack of readily determinable fair value in 2024.

During the three months ended March 31, 2025 and December 31, 2024, the Company recognized Nil impairment loss for long term investment. As of March 31, 2025 and December 31, 2024, the balance of long-term investment was $1,632,180 and $1,622,654, respectively.

9. Other payables and accrued liabilities

As of March 31, 2025 and December 31, 2024, the balance of other payable and accrued liabilities was $2,649,529 and $2,535,695. Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

10. Advance From Customer

For our operation, the proceeds received from sales are initially recorded as advance from customers, which were usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of March 31, 2025 and December 31, 2024, the outstanding balance of the advance from customers was $245,044 and $368,232 respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the following reporting period.

11. Related Parties Transaction

As of March 31, 2025 and December 31, 2024, the outstanding balance due from related parties was $1,939,673 and $1,916,298, respectively. Significant related parties comprised much of the total outstanding balance as of March 31, 2025 are stated below:

		As of
		March 31,	December 31,
		2025	2024
Amounts due from related parties:		Unaudited
Ms. Haiyan Xiong	the management of the Jingshan Sanhe	1,889,656	1,866,790
Mr. Jun Lu	the management of the Jingshan Sanhe	20,998	20,875
Mr. Bin Zhang	the management of the Jingshan Sanhe	18,380	18,273
Mr. Yong Yang	the management of the Fast	10,639	10,360
Total		$1,939,673	$1,916,298

These above nontrade receivables arising from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand. Receivables from Ms. Haiyan Xiong mainly include advance to Ms. Haiyan Xiong for procurement of raw material and carriage.

As of March 31, 2025 and December 31, 2024, the outstanding balance due to related parties was $4,566,567 and $4,340,742, respectively. The balance was advanced for working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

Significant parties comprised much of the total outstanding balance as of March 31, 2025 and December 31, 2024 are stated below:

		As of
		March 31,	December 31,
		2025	2024
Amounts due to related parties:		Unaudited
Mr. Bin Zhou	Chief Executive Officer and Chairman of the Company	$1,366,862	$1,237,800
Ms. Luojie Pu	Independent director of the Company	841,099	$836,190
Hubei Shuang New Energy Technology Co., Ltd.	significant impact	400,129	438,894
Shandong Ningwei New Energy Technology Co., Ltd.	significant impact	1,460,167	1,451,646
Xianning Xiangtian Energy Co., Ltd.	significant impact	68,902	68,500
Ms. Huiying Jin	the management of the Xianning Bozhuang	293,516	291,803
Ms. Zhenni Xiong	the management of the Jingshan Sanhe	119,889	-
Ms. Ye Zhang	the management of the Shanghai Shuning	16,003	15,909
Total		$4,566,567	$4,340,742

The balance was advanced for working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

12. Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

Shandong Yunchu
Unaudited
Balance as of December 31, 2024	$4,724,699
Goodwill acquired	-
Goodwill impairment	-
Balance as of March 31, 2025	$4,724,699

As of March 31, 2025, the Company performed its annual impairment tests as prescribed by ASC 350 on the carrying value of its goodwill and no instances of impairment were identified in our March 31, 2025 test.

As of March 31, 2025, the carrying amount of the Company’s goodwill was $4,724,699.

13. Bank Loans

The outstanding balances on short-term and long-term bank loans consisted of the following:

			As of
			March 31,	December 31,
			2025	2024
Lender	Maturities	Interest rate	Unaudited
Jingshan City branch of Postal Saving Bank of China	Due in January 2025	3.85%	$-	$1,367,283
Jingshan City branch of Postal Saving Bank of China	Due in December 2025	4.5%	494,715	-
Jingshan City branch of Postal Saving Bank of China	Due in January 2026	3.63%	881,530	-
Jingshan City branch of Agricultural Bank of China	Due in March 2026	3.3%	1,102,429	-
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in June 2026	4.0%	413,411	410,998
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in August 2027	4.58%	275,607	273,999
Bank overdraft			391	221
Total			$3,168,083	$2,052,501

The loan from the Jingshan City branch of Postal Savings Bank of China was obtained to support general working capital, with a comprehensive guarantee provided by Mr. Zhou Bin, the Company’s CEO, and Hubei Bryce Technology Co., Ltd., which is under the company’s control.

The loan from the Jingshan City branch of Agricultural Bank of China was obtained to support general working capital, with a comprehensive guarantee provided by an unrelated third party, Jingshan Chengxin Financing Guarantee Co., Ltd.

The loan from the Hubei Jingshan Rural Commercial Bank Co. Ltd. was obtained to support general working capital, with certain buildings and land use rights of Hubei Ruishengchang Industrial Co., Ltd. in the amount of $496,093 pledged as collateral, as well as comprehensive guarantee provided by Mr. Bin Zhou, Mr. Bin Zhang, senior management of the Company, Mr. Ge Wei, a third-party individual, Hubei Bryce Technology Co., Ltd. and Hubei Ruishengchang Industrial Co., Ltd., which is under control of Ms. Ge Wei.

Interest expense for the three months ended March 31, 2025 and 2024 was $22,512 and $10,469, respectively.

14. Equity

On May 31, 2024, every ten shares of the Common Stock issued and outstanding or held as treasury stock will be automatically converted into one new share of Common Stock. The total number of shares of Common Stock authorized for issuance will then be reduced by a corresponding proportion The par value per share of the Common Stock will remain unchanged at $0.001 per share.

As of March 31, 2025, the number of common stock remained unchanged at 7,282,714 with no new issuances recorded during the year, consistent with the figure reported as at December 31, 2024.

15. Loss Per Share

	For the Three Months Ended March 31,
	2025	2024
	Unaudited
Loss from operations attributable to common stockholders	$(796,902)	$(1,080,904)

Loss per share from continuing operations - Basic and diluted	$(0.10)	$(0.08)
Income (loss) per share from discontinued operations-Basic and diluted	$(0.01)	$(0.07)
Basic and diluted weighted average shares outstanding	7,282,714	7,282,714

16. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
Customers	Unaudited
A	$-	-	$379,016	23
B	$-	-	$251,177	15
C	$-	-	$227,732	14
D	$-	-	$218,307	13
E	$207,161	25	$-	-
F	$86,442	10	$-	-

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
Suppliers	Unaudited
A	$-	-	$643,103	35
B	$-	-	$456,643	25
C	$-	-	$414,115	22
D	$350,795	38	$-	-
E	$229,134	25	$-	-
F	$128,953	14	$-	-
G	$91,001	10	$-	-

17. Risks

A. Credit risk

The Company’s deposits are made with banks located in the PRC. Cash maintained in banks within the People’s Republic of China of less than RMB0.5 million (equivalent to $68,902) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China.

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

18. Contingencies

The Company records accruals for certain of its outstanding legal proceedings or claims when it is probable that liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. The Company discloses the amount of the accrual if it is material.

When a loss contingency is not both probable and estimable, the Company does not record an accrued liability but discloses the nature and the amount of the claim, if material. However, if the loss (or an additional loss in excess of the accrual) is at least reasonably possible, then the Company discloses an estimate of the loss or range of loss, unless it is immaterial or an estimate cannot be made. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves complex judgments about future events. Management is often unable to estimate the loss or a range of loss, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) there is a lack of clear or consistent interpretation of laws specific to the industry-specific complaints among different jurisdictions. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including eventual loss, fine, penalty or business impact, if any. The Company has analyzed its operations subsequent to March 31, 2025 to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material contingency events to disclose.

19. Subsequent Events

On March 24, 2025, the Company’s subsidiary, Jingshan Sanhe, obtained an approval of line of credit from Hubei Jingshan Rural Commercial Bank Co. Ltd. for a maximum of RMB4.9 million (equivalent to $675,238) loans as working capital for one year. On April 10, 2025, the Company borrowed RMB4.9 million (equivalent to $675,238) short-term loan out of this line of credit as working capital for one year, with interest rate of 3.2% per annum and maturity date on March 24, 2026. Mr. Bin Zhou, Mr. Bin Zhang, senior management of the Company, Hubei Bryce Technology Co., Ltd. the Company’s subsidiary, and Jingshan Chengxin Financing Guarantee Co., Ltd., an unrelated third party, jointly signed guarantee agreements with Hubei Jingshan Rural Commercial Bank Co. Ltd. to provide credit guarantee for this loan.

For the best interest of the Company, on April 30, 2025, the Board resolved to discontinue the operation of Shandong Yunchu.

The Company has assessed all subsequent events through the date that these consolidated financial statements are issued and there are no material subsequent events that require disclosure in these consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are headquartered in Flushing, New York. After a series of acquisitions and dispositions in 2024 and 2023, our primary business, which is carried out by Shandong Yunchu, Jingshan Sanhe, Xianning Bozhuang and Fast Approach Inc, is:

●	To import and distribute animal proteins, mainly beef products;

●	To sell high-grade synthetic fuel products;

●	To sell black tea product cultivation, packaging, and sales;

●	Online advertising services.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024.

The following discussion should be read in conjunction with the company’s unaudited condensed consolidated financial statement for the three months ended March 31, 2025, and 2024 and related notes to that.

	Three Months Ended March 31,		Increase / Decrease	Increase / Decrease
(In Thousands of USD)	2025	2024	($)	(%)
Net revenues	840	1,504	(664)	(44)
Cost of revenues	785	1,151	(366)	(32)
Gross profit	55	353	(298)	(84)
Operating expenses:
Selling and marketing expenses	10	3	7	233
General and administrative expenses	745	915	(170)	(19)
Research & Developing expenses	16	16	-	-
Operating loss	(716)	(581)	(135)	23
Interest expense	(22)	(10)	(12)	120
Other income (expense)	(2)	(1)	(1)	100
Loss before tax	(740)	(592)	(148)	25
Income tax expense	-	-	-	-
Loss from continuing operations	(740)	(592)	(148)	25
Net loss from discontinuing operations	(57)	(488)	431	(88)
Net loss	(797)	(1,080)	283	(26)

Net Revenues. Our net revenues for the three months ended March 31, 2025 amounted to $0.84 million, which represents a decrease of approximately $0.66 million, or 44%, from $1.50 million for the three months ended March 31, 2024. The decrease in revenue can be attributed to the stagnant sales of high-grade synthetic fuel products, which decreased from $1.12 million to $0.78 million during the current period, and a decline in advertising service revenue from $0.38 million to $nil.

Cost of Revenues. During the three months ended March 31, 2025, we experienced a decrease in cost of revenue of $0.36 million or 32%, in comparison to the three months ended March 31, 2024, from approximately $1.15 million to $0.79 million. This change was mainly due to a decrease in sales of revenue, as discussed above.

Gross Profit. Our gross profit for the three months ended March 31, 2025 decreased by $0.30 million, representing a 84% decrease to $0.05 million compared to $0.35 million for the same period in 2024. The decrease was attributed to a decrease in sales of revenue, as discussed above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by approximately $7,000, or 233%, to $0.01 million for the three months ended March 31, 2025 from approximately $3,000 for the three months ended March 31, 2024. This increase was mainly due to the increase in business travel and meals expenses.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2025 decreased by $0.17 million, or 19%, to $0.75 million compared to the previous year’s $0.92 million for the same period.

Net Loss

Our net loss for the three months ended March 31, 2025 decreased by $0.28 million, to $0.80 million from $1.08 million in the same period in 2024. This increase was primarily attributed to the decrease of net loss from discontinuing operations.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and operating and capital expenditure commitments. Our liquidity needs meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period at March 31, 2025, our primary sources of financing have been cash generated from operations and private placements.

As of March 31, 2025, we had cash and restricted cash of $1,146,802 compared to $195,145 as of December 31, 2024. The debt to assets ratio was 58.1% and 54.0% as of March 31, 2025 and December 31, 2024, respectively. We expect to continue to finance our operations and working capital needs in 2025 from cash generated from operations and, if needed, private financing. Suppose available liquidity is insufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditure as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss from continuing operations of $739,993 for the three months ended March 31, 2025. As of March 31, 2025 the Company had an accumulated deficit of $148,850,555, a working capital deficit of $6,688,448, its net cash used in operating activities from continuing operations for the three months ended March 31, 2025 was $346,698.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the Three Months Ended March 31
(In thousands of U.S. dollars)	2025	2024
Net cash flows (used in) provided by operating activities	(347)	430
Net cash flows used in investing activities	(2)	(5)
Net cash flows provided by (used in) financing activities	1,296	(318)

Operating Activities

Net cash used in operating activities was $0.35 million during the three months ended March 31, 2025, compared to net cash provided by operating activities of $0.43 million during the three months ended March 31, 2024. This change was primarily due to the decrease in net loss excluding non-cash expenses, gains and losses of $0.15 million, changes in net operating assets and liabilities of $0.63 million.

Investing Activities

Net cash used in investing activities was $2,456 for the three months ended March 31, 2025, compared to $4,758 for the same period in 2024, which was primarily cash used for purchase of equipment.

Financing Activities

The net cash provided by financing activities was $1.30 million for the three months ended March 31, 2025, compared to net cash used in financing activities of $0.32 million for the same period in 2024. This change can be attributed to a rise in loan to related parties.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. These unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the unaudited condensed consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this annual report reflect the more significant judgments and estimates used in preparation of our unaudited condensed consolidated financial statements.

Use of Estimates

The unaudited condensed consolidated financial statements preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management evaluates estimates, including the allowance for credit losses of accounts receivable, amounts due from related parties and equity investments, the useful lives of our property and equipment, impairment of long-lived assets, long-term investments and goodwill, etc. Management bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.

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

Advances to Suppliers, Net

We make advance payment to suppliers and vendors for the procurement of raw materials. Upon physical receipt and inspection of the raw materials from suppliers, the applicable amount is reclassified from advances and prepayments to suppliers to inventory. We review our payment to suppliers on a periodic basis and make general and specific allowances when there is doubt as to the ability of a supplier to provide supplies to us or refund an advance.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. We conduct an annual assessment of our goodwill for impairment. If the carrying value of our goodwill exceeds its fair value, then impairment has been incurred; accordingly, a charge to our operations results will be recognized during the period. Impairment losses on goodwill are not reversed. Fair value is generally determined using a discounted expected future cash flow analysis.

Impairment of Long-lived Assets

We annually review our long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Impairment may become obsolete from a difference in the industry, introduction of new technologies, or if we have inadequate working capital to utilize the long-lived assets to generate adequate profits. Impairment is present if the carrying amount of an asset is less than its expected future undiscounted cash flows.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported lower the carrying amount or fair value fewer costs to selling.

Revenue Recognition

We adopted ASC 606 “Revenue Recognition.” We recognize revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We derive our revenues from selling high-grade synthetic fuel products, methylal, food products such as beef & mutton products and vegetables and tea products. We recognize product revenue at a point in time when the control of the products has been transferred to customers. We apply the following five steps to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and;

●	Recognize revenue as the performance obligation is satisfied.

Income Taxes

We account for income tax using an asset and liability approach and recognize deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets. If it is more likely than not, these items will either expire before we can realize their benefits or uncertain future realization.

Fair Value Measurements of Financial Instruments

Our financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities, and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosing our fair value of financial instruments. ASC Topic 825, “Financial Instruments,” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

Equity Investments

We account for our equity investments in accordance with ASC 321. In accordance with ASC 321, equity investment which we have no significant influence (generally less than a 20% ownership interest) with readily determinable fair values are accounted for at fair value based on quoted market prices with the changes in fair value recognized as unrealized gains or losses in earnings. Equity investments without readily determinable fair values are accounted for either at fair value or using the measurement alternative. Under the alternative measurement, the equity investments are measured at cost, less any impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The investments in equity securities are evaluated for impairment when facts or circumstances indicate that the fair value of the investment is less than its carrying value.

Commitments and Contingencies

From time to time, we are a party to various legal actions arising in the ordinary course of business. The majority of these claims and proceedings related to or arise from commercial disputes. We first determine whether a loss from a claim is probable, and if it is reasonable to estimate the potential loss. We accrue costs associated with these matters when they become probable, and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Also, we disclose a range of possible losses, if a loss from a claim is probable but the amount of loss cannot be reasonably estimated, which is in line with the applicable requirements of Accounting Standard Codification 450. our management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on our consolidated financial position, results of operations and cash flows.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amended guidance improves the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The amended guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. We are currently in the process of evaluating the impact this amended guidance may have on the footnotes to our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This guidance clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. The amended guidance is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The guidance can be applied either prospectively or retrospectively. We are currently in the process of evaluating the impact this amended guidance may have on our consolidated financial statements.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This guidance amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. We are currently in the process of evaluating the impact this amended guidance may have on the footnotes to our consolidated financial statements.

In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. This Accounting Standards Update amends an SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 122. We are currently in the process of evaluating the impact this amended guidance may have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

On July 8, 2024, China Supply and Marketing Agricultural Products Co., Ltd. (“China Supply and Marketing”) filed a lawsuit against Shandong Yunchu, Li Honghu, the legal representative of Shandong Yunchu International Trade Co., Ltd. (“Qingdao Sirun”), and Jiayi Technologies. Shandong Yunchu and Qingdao Sirun entered into two entrusted import contracts with China Supply and Marketing in 2021 and 2022, respectively. China Supply and Marketing made phased payments to the foreign suppliers, while Shandong Yunchu and Qingdao Sirun paid China Supply and Marketing and collected part of the goods. However, an outstanding amount of RMB 7,012,335.38 (equivalent to $960,686) remained, consisting of unpaid balances and uncollected goods. It is claimed that, on September 13, 2023, Shandong Yunchu, Qingdao Sirun, and China Supply and Marketing entered into a debt transfer agreement, under which Shandong Yunchu assumed all remaining debt obligations of Qingdao Sirun, including outstanding payments and uncollected goods. Li Honghu, the legal representative of Shandong Yunchu, signed the debt transfer agreement as a guarantor and affixed his fingerprint. Jiayi Technology, as the sole shareholder of Shandong Yunchu, was included in the lawsuit under corporate law, with China Supply and Marketing seeking joint liability from Jiayi Technology for Shandong Yunchu’s debts. Shandong Yunchu contended that it never agreed to assume Qingdao Sirun’s debt obligations and never signed any debt transfer agreement. It further argued that the debt transfer agreement presented by the plaintiff contained a forged signature and fingerprint of Li Honghu, and requested a forensic examination to verify the authenticity of the document. Jiayi Technology claimed that it had already fulfilled its capital contribution to Shandong Yunchu and should not bear any joint liability.

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

Jianfa Logistics (Fuzhou) Co., Ltd. sued Shandong Yunchu for failing to pay RMB 2,817,441.28 (equivalent to $385,988) under an agency import contract, along with a penalty of RMB 375,294.16 (equivalent to $51,415). Additionally, Jianfa Logistics sought to hold Shandong Yunchu’s shareholder, Xianning Jiayi, jointly liable for the debt. On November 11, 2024, the court ruled that Shandong Yunchu is responsible for repaying the outstanding amount, with Xianning Jiayi assuming joint liability. However, Xianning Jiayi argued that it had already fulfilled its capital contribution obligations and should not bear any joint liability. As a result, it has filed an appeal with the higher court. On March 28, 2025, the higher court ruled to deny the appeal of Xianning Jiayi.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

For the best interest of the Company, on April 30, 2025, the Board resolved to discontinue the operation of Shandong Yunchu.

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

PLANET GREEN HOLDINGS CORP.

Date: May 15, 2025	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.