Form 10-Q
period 2025-06-30
Planet Green Holdings Corp.
filed 2025-08-14
CIK 1117057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

The number of outstanding shares of the registrant’s common stock as of August 14, 2025 was 7,282,714.

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

ii

PART I

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	“Allinyson” refers to Allinyson Ltd., a company incorporated in the State of Colorado.

●	“Anhui Ansheng” refers to Anhui Ansheng Petrochemical Equipment Co., Ltd., a PRC limited liability company.

●	“Bless Chemical” refers to Bless Chemical Co., Ltd., a company incorporated in Hong Kong.

●	“China” and “PRC” refer to the People’s Republic of China including Hong Kong and Macau.

●	“Fast Approach” refers to Fast Approach Inc., a corporation incorporated under the laws of Canada.

●	“Hubei Bulaisi” or “WFOE” Refers to Hubei Bulaisi Technology Co., Ltd., a PRC limited liability company.

●	“Jiayi Technologies” or “WFOE” refers to Jiayi Technologies (Xianning) Co., Ltd., a PRC limited liability company and a wholly foreign-owned enterprise, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd.

●	“Jilin Chuangyuan” refers to Jilin Chuangyuan Chemical Co., Ltd., a PRC limited liability company.

●	“Jingshan Sanhe” refers to Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., a PRC limited liability company.

●	“Promising Prospect” refers to Promising Prospect HK Limited, a company incorporated in Hong Kong.

●	“Planet Green” refers to Planet Green Holdings Corp., a Nevada holding company.

●	“Promising Prospect BVI” refers to Promising Prospect Limited, formerly known as Planet Green Holdings Corporation, a British Virgin Islands company.

●	“RMB” refers to Renminbi, the legal currency of China.

●	“Shanghai Shuning” refers to Shanghai Shuning Advertising Co., Ltd., a PRC limited liability company.

●	“Shandong Yunchu” Refers to Shandong Yunchu Supply Chain Co., Ltd., PRC limited liability company.

●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

●	“We,” “us”, “our,” and the “Company” refer to Planet Green Holdings Corp., a Nevada corporation, and, except where the context requires otherwise, our wholly-owned subsidiaries and VIE.

●	“Xianning Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

●	“Shine Chemical” refers to Shine Chemical Co., Ltd., a company incorporated in Cayman Islands.

Planet Green Holdings Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash	$455,798	$193,911
Restricted cash	302	1,234
Accounts receivable, net	122,136	56,281
Inventories, net	1,153,668	851,739
Advances to suppliers, net	1,712,827	849,535
Other receivables, net	250,576	263,046
Other receivables-related parties	3,167,373	1,916,298
Prepaid expenses	1,098,599	826,123
Assets of discontinuing operations	2,204,362	2,233,199
Total current assets	10,165,641	7,191,366

Non-current assets
Plant and equipment, net	10,808,744	11,036,281
Intangible assets, net	767,413	819,072
Construction in progress, net	23,340	22,906
Long-term investments	1,653,392	1,622,654
Goodwill	4,724,699	4,724,699
Total non-current assets	17,977,588	18,225,612

Total assets	$28,143,229	$25,416,978

Liabilities and Stockholders’ Equity
Current liabilities
Loans-current	$4,584,455	$1,641,503
Accounts payable	2,157,941	2,039,688
Advance from customers	271,173	368,232
Taxes payable	102,731	80,671
Other payables and accrued liabilities	2,923,452	2,535,695
Other payables-related parties	5,231,982	4,340,742
Liabilities of discontinuing operations	2,382,669	2,305,587
Total current liabilities	17,654,403	13,312,118

Non-current liabilities
Other long-term liabilities	-	-
Loans-noncurrent	418,784	410,998
Total non-current liabilities	418,784	410,998

Total liabilities	$18,073,187	$13,723,116
Commitments and contingencies
Stockholders’ equity
Preferred stock: $0.001 par value, 10,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024
Common stock: $0.001 par value, 100,000,000 shares authorized; 7,282,714 shares issued and outstanding as of June 30, 2025 and December 31, 2024	7,283	7,283
Additional paid-in capital	155,767,774	155,767,774
Accumulated deficit	(149,624,136)	(148,053,653)
Accumulated other comprehensive income	3,919,121	3,972,458

Total stockholders’ equity	$10,070,042	$11,693,862

Total liabilities and stockholders’ equity	$28,143,229	$25,416,978

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$906,996	$904,132	$1,747,329	$2,408,259
Cost of revenues	898,438	938,558	1,683,918	2,089,772
Gross profit	8,558	(34,426)	63,411	318,487

Operating expenses:
Selling and marketing expenses	5,032	2,843	15,070	6,294
General and administrative expenses	671,662	898,843	1,416,967	1,813,828
Research and development expenses	20,130	13,349	36,468	29,481
Total operating expenses	696,824	915,035	1,468,505	1,849,603

Operating loss	(688,266)	(949,461)	(1,405,094)	(1,531,116)

Other (expenses) income
Interest income	71	52	105	270
Interest expenses	(37,164)	(15,963)	(59,676)	(26,432)
Other income	4,642	46,531	4,642	46,787
Other expenses	(6,508)	(18)	(7,195)	(1,491)
Total other expenses	(38,959)	30,602	(62,124)	19,134

Loss before income taxes	(727,225)	(918,859)	(1,467,218)	(1,511,982)

Income tax expenses	-	-	-	-

Loss from continuing operations	(727,225)	(918,859)	(1,467,218)	(1,511,982)

Discontinuing operations:
Income from discontinuing operations	(46,356)	(801,735)	(103,265)	(1,289,516)

Net loss	(773,581)	(1,720,594)	(1,570,483)	(2,801,498)

Foreign currency translation adjustment	(111,057)	(81,119)	(53,337)	(108,250)

Total comprehensive loss	(884,638)	(1,801,713)	(1,623,820)	(2,909,748)

Earnings (loss) per common share - basic and diluted
Continuing operations	$(0.10)	$(0.13)	$(0.20)	$(0.21)
Discontinuing operations	$(0.01)	$(0.11)	$(0.01)	$(0.18)

Basic and diluted weighted average shares outstanding	7,282,714	7,282,714	7,282,714	7,282,714

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended June 30, 2025 and 2024

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, April 1, 2024	7,282,714	$7,283	$155,767,774	$(141,805,501)	$4,362,621	$18,332,177
Net loss	-	-	-	(1,720,594)	-	(1,720,594)
Foreign currency translation adjustment	-	-	-	-	(81,119)	(81,119)
Balance, June 30, 2024	7,282,714	$7,283	$155,767,774	$(143,526,095)	$4,281,502	$16,530,464

Balance, April 1, 2025	7,282,714	$7,283	$155,767,774	$(148,850,555)	$4,030,178	$10,954,680
Net loss	-	-	-	(773,581)	-	(773,581)
Foreign currency translation adjustment	-	-	-	-	(111,057)	(111,057)
Balance, June 30, 2025	7,282,714	$7,283	$155,767,774	$(149,624,136)	$3,919,121	$10,070,042

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2025 and 2024

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2024	7,282,714	$7,283	$155,767,774	$(140,724,597)	$4,389,752	$19,440,212
Net loss	-	-	-	(2,801,498)	-	(2,801,498)
Foreign currency translation adjustment	-	-	-	-	(108,250)	(108,250)
Balance, June 30, 2024	7,282,714	$7,283	$155,767,774	$(143,526,095)	$4,281,502	$16,530,464

Balance, January 1, 2025	7,282,714	$7,283	$155,767,774	$(148,053,653)	$3,972,458	$11,693,862
Net loss	-	-	-	(1,570,483)	-	(1,570,483)
Foreign currency translation adjustment	-	-	-	-	(53,337)	(53,337)
Balance, June 30, 2025	7,282,714	$7,283	$155,767,774	$(149,624,136)	$3,919,121	$10,070,042

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,570,483)	$(2,801,498)
Less: net loss from discontinuing operations	103,265	1,289,516
Net loss from continuing operations	(1,467,218)	(1,511,982)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	433,880	454,864
Amortization	66,350	66,875
Allowance for doubtful accounts	31,994	-
Gain on disposal of plant and equipment	-	(253)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivables	(78,340)	(1,995)
Inventories	(282,289)	(196,944)
Advances to suppliers	(1,089,572)	871,506
Other receivables	(411)	(24,706)
Accounts payable	85,719	(7,855)
Advance from customer	(104,458)	(117,771)
Other payables and accrued liabilities	357,257	(27,646)
Taxes payable	20,423	26,511
Deferred income	-	(14,600)
Other long-term liabilities	-	(29,199)
Net cash used in operating activities	(2,026,665)	(513,195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(2,463)	(7,506)
Cash received from disposal of plant and equipment	-	1,390
Net cash used in investing activities	(2,463)	(6,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loans	2,876,109	1,804,828
Changes in related party balances, net	(373,896)	(1,031,570)
Net cash provided by financing activities	2,502,213	773,258

Net increase in cash and restricted cash	473,085	253,947

EFFECT OF EXCHANGE RATE ON CASH AND RESTRICTED CASH	(212,130)	49,293

CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	195,145	237,193

CASH AND RESTRICTED CASH AT END OF YEAR	$456,100	$540,433

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$105	$307
Interest paid	$59,676	$314,538

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PLANET GREEN HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

On December 9, 2021, Planet Green Holdings Corporation (Nevada) issued an aggregate of 5,900,000 shares of common stock to the equity holders of Shandong Yunchu Supply Chain Co., Ltd. (“Shandong Yunchu”) for the transfer to 100% of the equity interest of Shandong Yunchu to the Jiayi Technologies (Xianning) Co., Ltd. For the best interest of the Company, on April 30, 2025, the Board resolved to discontinue the operation of Shandong Yunchu.

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

On September 14, 2022, Planet Green Holdings Corp. and Hubei Bulaisi Technology Co., Ltd. a subsidiary of the Company, entered into a Share Purchase Agreement with Xue Wang, a shareholder of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., pursuant to which, among other things and subject to the terms and conditions contained therein, the Purchaser agreed to effect share purchase from the Seller of 15% of the outstanding equity interests of Jingshan, and the Company shall pay to the Seller an aggregate of U.S. $3,000,000 in exchange for 15% of the issued and outstanding shares. Before the closing of this Share Purchase transaction, the Company owns 85% equity interest of Jingshan through the Purchaser. On September 14, 2022, the Company closed the Share Purchase transaction. As of September 30, 2022, Hubei Bryce Technology Co., Ltd. has held 100% shares of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. after the alteration of shareholders.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss from continuing operations of $1,467,218 for the six months ended June 30, 2025. As of June 30, 2025, the Company had an accumulated deficit of $149,624,136, a working capital deficit of $7,488,762, its net cash used in operating activities from continuing operations for the six months ended June 30, 2025 was $2,026,665.

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

Details of the Subsidiaries of the Company as of June 30, 2025 are set below:

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

Reclassifications

Certain amounts on the prior years’ consolidated balance sheets and statement of operations were reclassified to reflect discontinuing operations, with no effect on ending stockholders’ equity.

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

Cash and Restricted Cash

Cash includes currency on hand and deposits held by banks that can be added or withdrawn without limitation. The Company maintains most of its bank accounts in the PRC. Cash maintained in banks within the People’s Republic of China of less than RMB0.5 million (equivalent to $69,797) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China.

Restricted cash includes any cash that is legally restricted as to withdrawal or usage. As of June 30, 2025 and 2024, cash in the amount of $302 and $1,234 was restricted by court due to lawsuits against the Company.

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

	06/30/2025	12/31/2024	06/30/2024
Period-end US$: CAD exchange rate	1.3620	1.4400	1.3634
Period-end US$: RMB exchange rate	7.1636	7.2993	7.1268
Period-end US$: HK exchange rate	7.8499	7.7677	7.8087
Period average US$: CAD exchange rate	1.4092	1.3699	1.3515
Period average US$: RMB exchange rate	7.2526	7.1957	7.1051
Period average US$: HK exchange rate	7.7917	7.8030	7.8187

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

As of June 30, 2025, the company does not have any current lease agreements exceeding 12 months.

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

In March 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments in this Update require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently in the process of evaluating the impact this amended guidance may have on its consolidated financial statements.

In April 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. This Update is issued to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The amendments in this Update are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted. The Company is currently in the process of evaluating the impact this amended guidance may have on its consolidated financial statements.

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

	As of
	June 30, 2025	December 31, 2024
	Unaudited
Trade accounts receivable	$1,026,320	$929,401
Less: Allowance for credit losses	(904,184)	(873,120)
	$122,136	$56,281
Allowance for credit losses
Beginning balance:	$(873,120)	$(756,241)
Additions to allowance	(31,064)	(116,879)
Bad debt written-off	-	-
Ending balance	$(904,184)	$(873,120)

4. Advances to Suppliers, Net

Prepayments mainly include advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	As of
	June 30, 2025	December 31, 2024
	Unaudited
Payment to suppliers and vendors	$1,715,301	$851,963
Allowance for credit losses	(2,474)	(2,428)
Total	$1,712,827	$849,535

5. Inventories, Net

Inventories consisted of the following as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
	Unaudited
Raw materials	$1,091,152	$1,067,015
Work in progress	1,316,980	1,292,674
Finished goods	715,940	425,822
Allowance for inventory reserve	(1,970,404)	(1,933,772)
Total	$1,153,668	$851,739

6. Plant and Equipment, Net

Plant and equipment consisted of the following as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
	Unaudited
At Cost:
Buildings	$11,867,845	$11,647,212
Machinery and equipment	3,536,211	3,470,470
Office equipment	474,577	462,846
Motor vehicles	178,119	174,808
	16,056,752	15,755,336
Less: Accumulated depreciation	(5,248,008)	(4,719,055)
	10,808,744	11,036,281
Construction in progress	23,340	22,906
	$10,832,084	$11,059,187

Depreciation expense for the six months ended June 30, 2025 and 2024 was $433,880 and $454,864, respectively.

7. Intangible Assets

	As of
	June 30, 2025	December 31, 2024
	Unaudited
At Cost:
Land use rights	$730,599	$717,017
Software licenses	53,260	50,464
Trademark	883,654	867,226
	$1,667,513	$1,634,707
Less: Accumulated amortization	(900,100)	(815,635)
	$767,413	$819,072

Amortization expense for the six months ended June 30, 2025 and 2024 was $66,350 and $66,875, respectively.

8. Long-term Investment

In 2020, the Company made an initial investment of $2.87 million in exchange for a 19% limited partner interest in Shandong Ningwei New Energy Technology Co., Ltd. The investment was accounted for using the cost method due to the lack of readily determinable fair value in 2025.

During the six months ended June 30, 2025 and 2024, the Company recognized Nil impairment loss for long term investment. As of June 30, 2025 and December 31, 2024, the balance of long-term investment was $1,653,392 and $1,622,654, respectively.

9. Other payables and accrued liabilities

As of June 30, 2025 and December 31, 2024, the balance of other payable and accrued liabilities was $2,923,452 and $2,535,695. Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

10. Advance From Customer

For our operation, the proceeds received from sales are initially recorded as advance from customers, which was usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of June 30, 2025 and December 31, 2024, the outstanding balance of the advance from customers was $271,173 and $368,232 respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the following reporting period.

11. Related Parties Transaction

As of June 30, 2025 and December 31, 2024, the outstanding balance due from related parties was $3,167,373 and $1,916,298, respectively. Significant related parties comprised much of the total outstanding balance as of June 30, 2025 are stated below:

		As of
		June 30,	December 31,
Amounts due from related parties:		2025	2024
		Unaudited
Ms. Haiyan Xiong	the management of the Jingshan Sanhe	3,112,123	1,866,790
Mr. Jun Lu	the management of the Jingshan Sanhe	22,667	20,875
Mr. Bin Zhang	the management of the Jingshan Sanhe	18,619	18,273
Mr. Yong Yang	the management of the Fast	13,964	10,360
Total		$3,167,373	$1,916,298

These above nontrade receivables arising from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand. Receivables from Ms. Haiyan Xiong mainly include advances to Ms. Haiyan Xiong for procurement of raw material and carriage.

As of June 30, 2025 and December 31, 2024, the outstanding balance due to related parties was $5,231,982 and $4,340,742, respectively. The balance was advanced for the working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

Significant parties comprised much of the total outstanding balance as of June 30, 2025 and December 31, 2024 are stated below:

		As of
		June 30,	December 31,
Amounts due to related parties:		2025	2024
		Unaudited
Mr. Bin Zhou	Chief Executive Officer and Chairman of the Company	$1,467,000	$1,237,800
Ms. Luojie Pu	Independent director of the Company	852,030	$836,190
Hubei Shuang New Energy Technology Co., Ltd.	significant impact	937,119	438,894
Shandong Ningwei New Energy Technology Co., Ltd.	significant impact	1,479,144	1,451,646
Xianning Xiangtian Energy Co., Ltd.	significant impact	69,797	68,500
Ms. Huiying Jin	the management of the Xianning Bozhuang	297,330	291,803
Ms. Zhenni Xiong	the management of the Jingshan Sanhe	113,072	-
Ms. Ye Zhang	the management of the Shanghai Shuning	16,490	15,909
Total		$5,231,982	$4,340,742

The balance was advanced for the working capital of the Company, non-interest bearing, and unsecured unless further disclosed.

12. Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

Shandong Yunchu
Unaudited
Balance as of December 31, 2024	$4,724,699
Goodwill acquired	-
Goodwill impairment	-
Balance as of June 30, 2025	$4,724,699

As of June 30, 2025, the Company performed its annual impairment tests as prescribed by ASC 350 on the carrying value of its goodwill and no instances of impairment were identified in our June 30, 2025 test.

As of June 30, 2025, the carrying amount of the Company’s goodwill was $4,724,699.

13. Bank Loans

The outstanding balances on short-term and long-term bank loans consisted of the following:

			As of
Lender	Maturities	Interest rate	June 30, 2025	December 31, 2024
			Unaudited
Jingshan City branch of Postal Saving Bank of China	Due in January 2025	3.85%	$-	$1,367,283
Jingshan City branch of Postal Saving Bank of China	Due in December 2025	4.5%	501,145	-
Jingshan City branch of Postal Saving Bank of China	Due in January 2026	3.63%	892,987	-
Jingshan City branch of Agricultural Bank of China	Due in March 2026	3.3%	1,109,777	-
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in March 2026	3.2%	684,014	-
Jingmen Branch of Bank of China	Due in June 2026	1%	1,116,757	-
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in June 2026	4.0%	418,784	410,998
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in August 2027	4.58%	279,189	273,999
Bank overdraft			586	221
Total			$5,003,239	$2,052,501

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

The loan from Jingmen Branch of Bank of China was obtained to support general working capital, with no guarantee requirement for this loan.

Interest expense for the six months ended June 30, 2025 and 2024 was $59,676 and $26,432, respectively.

14. Equity

On May 31, 2024, every ten shares of the Common Stock issued and outstanding or held as treasury stock will be automatically converted into one new share of Common Stock. The total number of shares of Common Stock authorized for issuance will then be reduced by a corresponding proportion The par value per share of the Common Stock will remain unchanged at $0.001 per share.

As of June 30, 2025, the number of common stock remained unchanged at 7,282,714 with no new issuances recorded during the year, consistent with the figure reported as of December 31, 2024.

15. Loss Per Share

	For the Six Months Ended June 30,
	2025	2024
	Unaudited
Loss from operations attributable to common stockholders	$(1,570,483)	$(2,801,498)

Loss per share from continuing operations - Basic and diluted	$(0.20)	$(0.21)
Income (loss) per share from discontinuing operations-Basic and diluted	$(0.01)	$(0.18)
Basic and diluted weighted average shares outstanding	7,282,714	7,282,714

16. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30,
	2025		2024
Customers	Amount	%	Amount	%
	Unaudited
A	$-	-	$1,054,847	31
B	$-	-	$656,699	20
C	$-	-	$376,997	11
D	$274,561	16	$-	-
E	$261,662	15	$-	-
F	$220,928	13	$-	-

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30,
	2025		2024
Suppliers	Amount	%	Amount	%
	Unaudited
A	$-	-	$912,116	27
B	$-	-	$825,925	24
C	$-	-	$572,169	17
D	$-	-	$366,357	11
E	$590,232	30	$-	-
F	$351,772	18	$-	-
G	$341,469	17	$-	-
H	$231,110	12	$-	-

17. Risks

A. Credit risk

The Company’s deposits are made with banks located in the PRC. Cash maintained in banks within the People’s Republic of China of less than RMB0.5 million (equivalent to $69,797) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China.

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

When a loss contingency is not both probable and estimable, the Company does not record an accrued liability but discloses the nature and the amount of the claim, if material. However, if the loss (or an additional loss in excess of the accrual) is at least reasonably possible, then the Company discloses an estimate of the loss or range of loss, unless it is immaterial or an estimate cannot be made. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves complex judgments about future events. Management is often unable to estimate the loss or a range of loss, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) there is a lack of clear or consistent interpretation of laws specific to the industry-specific complaints among different jurisdictions. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including eventual loss, fine, penalty or business impact, if any. The Company has analyzed its operations subsequent to June 30, 2025 to the date these unaudited condensed consolidated financial statements were issued and has determined that it does not have any material contingency events to disclose.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024.

The following discussion should be read in conjunction with the company’s unaudited condensed consolidated financial statement for the three months ended June 30, 2025, and 2024 and related notes to that.

	Three Months Ended June 30,		Increase / Decrease	Increase / Decrease
(In Thousands of USD)	2025	2024	($)	(%)
Net revenues	907	904	3	-
Cost of revenues	898	939	(41)	(4)
Gross profit	9	(35)	44	(126)
Operating expenses:
Selling and marketing expenses	5	3	2	67
General and administrative expenses	673	899	(226)	(25)
Research & Developing expenses	20	13	7	54
Operating loss	(689)	(950)	261	(27)
Interest expense	(37)	(16)	(21)	131
Other income (expense)	(2)	47	(49)	(104)
Loss before tax	(728)	(919)	191	(21)
Income tax expense	-	-	-	-
Loss from continuing operations	(728)	(919)	191	(21)
Net loss from discontinuing operations	(46)	(802)	756	(94)
Net loss	(774)	(1,721)	947	(55)

Net Revenues. Our net revenues for the three months ended June 30, 2025 amounted to $0.907 million, which represents an increase of approximately $3,000, from $0.904 million for the three months ended June 30, 2024. The increase in revenue can be attributed to the rebounded sales of high-grade synthetic fuel products, which increased from $0.76 million to $0.90 million during the current period, and a decline in advertising service revenue from $0.02 million to $nil.

Cost of Revenues. During the three months ended June 30, 2025, we experienced a decrease in cost of revenue of $0.04 million or 4%, in comparison to the three months ended June 30, 2024, from approximately $0.94 million to $0.90 million. This change was mainly due to a decrease in cost of revenue from sales of high-grade synthetic fuel products.

Gross Profit. Our gross profit for the three months ended June 30, 2025 was $9,000 compared to a gross loss of $0.04 million for the same period in 2024. The increase was attributed to a decrease in cost of revenue, as discussed above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by approximately $2,000, or 67%, to $5,000 for the three months ended June 30, 2025 from approximately $3,000 for the three months ended June 30, 2024. This increase was mainly due to the increase in business travel and meals expense.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2025 decreased by $0.23 million, or 25%, to $0.67 million compared to the previous year’s $0.90 million for the same period. This decrease was mainly due to the decrease in decreased legal and financial consulting fees.

Net Loss

Our net loss for the three months ended June 30, 2025 decreased by $0.95 million, to $0.77 million from $1.72 million in the same period in 2024. This increase was primarily attributed to the decrease of net loss from discontinuing operations and the decrease in general and administrative expenses.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024.

The following discussion should be read in conjunction with the company’s unaudited condensed consolidated financial statement for the six months ended June 30, 2025, and 2024 and related notes to that.

	Six Months Ended June 30,		Increase / Decrease	Increase / Decrease
(In Thousands of USD)	2025	2024	($)	(%)
Net revenues	1,747	2,408	(661)	(27)
Cost of revenues	1,684	2,090	(406)	(19)
Gross profit	63	318	(255)	(80)
Operating expenses:
Selling and marketing expenses	15	6	9	150
General and administrative expenses	1,417	1,814	(397)	(22)
Research & Developing expenses	36	29	7	24
Operating loss	(1,405)	(1,531)	126	(8)
Interest expense	(59)	(26)	(33)	127
Other income (expense)	(3)	45	(48)	(107)
Loss before tax	(1,467)	(1,512)	45	(3)
Income tax expense	-	-	-	-
Loss from continuing operations	(1,467)	(1,512)	45	(3)
Net loss from discontinuing operations	(103)	(1,289)	1,186	(92)
Net loss	(1,570)	(2,801)	1,231	(44)

Net Revenues. Our net revenues for the six months ended June 30, 2025 amounted to $1.75 million, which represents a decrease of approximately $0.66 million, or 27%, from $2.41 million for the six months ended June 30, 2024. The decrease in revenue can be attributed to the stagnant sales of high-grade synthetic fuel products, which decreased from $1.88 million to $1.68 million during the current period, and a decline in advertising service revenue from $0.38 million to $nil.

Cost of Revenues. During the six months ended June 30, 2025, we experienced a decrease in cost of revenue of $0.41 million or 19%, in comparison to the six months ended June 30, 2024, from approximately $2.09 million to $1.68 million. This change was mainly due to a decrease in sales of revenue, as discussed above.

Gross Profit. Our gross profit for the six months ended June 30, 2025 decreased by $0.26 million, representing an 80% decrease to $0.06 million compared to $0.32 million for the same period in 2024. The decrease was attributed to a decrease in sales of revenue, as discussed above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by approximately $9,000, or 150%, to $0.02 million for the six months ended June 30, 2025 from approximately $6,000 for the six months ended June 30, 2024. This increase was mainly due to the increase in business travel and meals expense.

General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2025 decreased by $0.40 million, or 22%, to $1.41 million compared to the previous year’s $1.81 million for the same period. This decrease was mainly due to the decrease in legal and financial consulting fees.

Net Loss

Our net loss for the six months ended June 30, 2025 decreased by $1.23 million, to $1.57 million from $2.80 million in the same period in 2024. This increase was primarily attributed to the decrease of net loss from discontinuing operations.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and operating and capital expenditure commitments. Our liquidity needs meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period at June 30, 2025, our primary sources of financing have been cash generated from operations and bank loans.

As of June 30, 2025, we had cash and restricted cash of $456,100 compared to $195,145 as of December 31, 2024. The debt to assets ratio was 64.2% and 54.0% as of June 30, 2025 and December 31, 2024, respectively. We expect to continue to finance our operations and working capital needs in 2025 from cash generated from operations and, if needed, private financings. Suppose available liquidity is insufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss from continuing operations of $1,467,218 for the six months ended June 30, 2025. As of June 30, 2025 the Company had an accumulated deficit of $149,624,136), a working capital deficit of $7,488,762, its net cash used in operating activities from continuing operations for the six months ended June 30, 2025 was $2,026,665.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the Six Months Ended June 30
(In thousands of U.S. dollars)	2025	2024
Net cash flows (used in) provided by operating activities	(2,027)	(513)
Net cash flows used in investing activities	(2)	(6)
Net cash flows provided by (used in) financing activities	2,502	773

Operating Activities

Net cash used in operating activities was $2.03 million during the six months ended June 30, 2025, compared to net cash used in operating activities of $0.51 million during the six months ended June 30, 2024. This change was primarily due to the decrease in net loss excluding non-cash expenses, gains and losses of $0.06 million, changes in net operating assets and liabilities of $1.57 million.

Investing Activities

Net cash used in investing activities was $2,463 for the six months ended June 30, 2025, compared to $6,116 for the same period in 2024, which was primarily cash used for purchase of equipment.

Financing Activities

The net cash provided by financing activities was $2.50 million for the six months ended June 30, 2025, compared to $0.77 million for the same period in 2024. This change can be attributed to a rise in proceeds from bank loans and a decrease in loans to related parties.

Critical Accounting Policies and Estimates

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

In March 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments in this Update require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. We are currently in the process of evaluating the impact this amended guidance may have on our consolidated financial statements.

In April 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. This Update is issued to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The amendments in this Update are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted. We are currently in the process of evaluating the impact this amended guidance may have on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

PLANET GREEN HOLDINGS CORP.

Date: August 14, 2025	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.