Form 10-Q
period 2025-09-30
Planet Green Holdings Corp.
filed 2025-11-14
CIK 1117057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

The number of outstanding shares of the registrant’s common stock as of November 14, 2025 was 9,382,714.

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

ii

PART I

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	“Allinyson” refers to Allinyson Ltd., a company incorporated in the State of Colorado.

●	“Anhui Ansheng” refers to Anhui Ansheng Petrochemical Equipment Co., Ltd., a PRC limited liability company.

●	“Bless Chemical” refers to Bless Chemical Co., Ltd., a company incorporated in Hong Kong.

●	“China” and “PRC” refer to the People’s Republic of China including Hong Kong and Macau.

●	“Fast Approach” refers to Fast Approach Inc., a corporation incorporated under the laws of Canada.

●	“Hubei Bulaisi” or “WFOE” Refers to Hubei Bulaisi Technology Co., Ltd., a PRC limited liability company.

●	“Jiayi Technologies” or “WFOE” refers to Jiayi Technologies (Xianning) Co., Ltd., a PRC limited liability company and a wholly foreign-owned enterprise, formerly known as Lucky Sky Petrochemical Technology (Xianning) Co., Ltd.

●	“Jilin Chuangyuan” refers to Jilin Chuangyuan Chemical Co., Ltd., a PRC limited liability company.

●	“Jingshan Sanhe” refers to Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., a PRC limited liability company.

●	“Promising Prospect” refers to Promising Prospect HK Limited, a company incorporated in Hong Kong.

●	“Planet Green” refers to Planet Green Holdings Corp., a Nevada holding company.

●	“Promising Prospect BVI” refers to Promising Prospect Limited, formerly known as Planet Green Holdings Corporation, a British Virgin Islands company.

●	“RMB” refers to Renminbi, the legal currency of China.

●	“Shanghai Shuning” refers to Shanghai Shuning Advertising Co., Ltd., a PRC limited liability company.

●	“Shandong Yunchu” Refers to Shandong Yunchu Supply Chain Co., Ltd., PRC limited liability company.

●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

●	“We,” “us”, “our,” and the “Company” refer to Planet Green Holdings Corp., a Nevada corporation, and, except where the context requires otherwise, our wholly-owned subsidiaries and VIE.

●	“Xianning Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

●	“Shine Chemical” refers to Shine Chemical Co., Ltd., a company incorporated in Cayman Islands.

ITEM 1 FINANCIAL STATEMENTS

Planet Green Holdings Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets
Cash	$63,451	$180,039
Restricted cash	303	296
Accounts receivable, net	73,164	56,281
Inventories, net	931,544	851,739
Advances to suppliers, net	1,785,230	849,535
Other receivables, net	249,648	262,696
Other receivables-related parties	3,556,668	1,916,298
Prepaid expenses	248,481	480,067
Assets of discontinuing operations	-	10,295,422
Total current assets	6,908,489	14,892,373

Non-current assets
Plant and equipment, net	4,623,270	4,957,928
Intangible assets, net	738,424	819,072
Construction in progress, net	23,486	22,906
Goodwill	-	4,724,699
Total non-current assets	5,385,180	10,524,605

Total assets	$12,293,669	$25,416,978

Liabilities and Stockholders’ Equity
Current liabilities
Loans-current	$4,612,598	$1,641,503
Accounts payable	2,646,571	1,851,646
Advance from customers	250,987	368,232
Taxes payable	124,511	80,671
Other payables and accrued liabilities	1,940,114	1,948,434
Other payables-related parties	2,871,008	2,950,972
Liabilities of discontinuing operations	-	4,470,660
Total current liabilities	12,445,789	13,312,118

Non-current liabilities
Other long-term liabilities	-	-
Loans-noncurrent	421,408	410,998
Total non-current liabilities	421,408	410,998

Total liabilities	$12,867,197	$13,723,116
Commitments and contingencies
Stockholders’ equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024
Common stock: $0.001 par value, 1,500,000,000 shares authorized; 7,282,714 shares issued and outstanding as of September 30, 2025 and December 31, 2024	7,283	7,283
Additional paid-in capital	158,566,274	155,767,774
Accumulated deficit	(161,772,429)	(148,053,653)
Accumulated other comprehensive income	2,625,344	3,972,458

Total stockholders’ (deficit) equity	$(573,528)	$11,693,862

Total liabilities and stockholders’ equity	$12,293,669	$25,416,978

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$771,636	$1,460,943	$2,518,965	$3,754,055
Cost of revenues	743,343	1,365,016	2,427,261	3,307,471
Gross profit	28,293	95,927	91,704	446,584

Operating expenses:
Selling and marketing expenses	7,251	2,659	22,321	8,953
General and administrative expenses	3,360,182	484,623	4,587,508	2,091,977
Research and development expenses	17,420	13,884	53,888	43,365
Total operating expenses	3,384,853	501,166	4,663,717	2,144,295

Operating loss	(3,356,560)	(405,239)	(4,572,013)	(1,697,711)

Other (expenses) income
Interest income	30	104	135	358
Interest expenses	(48,461)	(20,520)	(108,137)	(46,952)
Other income	1,407	96,415	7,252	143,098
Other expenses	(6,840)	-	(14,035)	(1,473)
Total other (expenses) income	(53,864)	75,999	(114,785)	95,031

Loss before income taxes	(3,410,424)	(329,240)	(4,686,798)	(1,602,680)

Income tax expenses	(11,290)	-	(11,290)	-

Loss from continuing operations	(3,421,714)	(329,240)	(4,698,088)	(1,602,680)

Discontinuing operations:
Loss from discontinuing operations	(8,726,579)	(856,169)	(9,020,688)	(2,384,227)

Net loss	(12,148,293)	(1,185,409)	(13,718,776)	(3,986,907)

Foreign currency translation adjustment	(37,907)	161,699	(91,244)	53,449

Total comprehensive loss	(12,186,200)	(1,023,710)	(13,810,020)	(3,933,458)

Earnings (loss) per common share - basic and diluted
Continuing operations	$(0.47)	$(0.05)	$(0.65)	$(0.22)
Discontinuing operations	$(1.20)	$(0.12)	$(1.24)	$(0.33)

Basic and diluted weighted average shares outstanding	7,282,714	7,282,714	7,282,714	7,282,714

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2025 and 2024

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of July 1, 2024	7,282,714	$7,283	$155,767,774	$(143,526,095)	$4,281,502	$16,530,464
Net loss	-	-	-	(1,185,409)	-	(1,185,409)
Foreign currency translation adjustment	-	-	-	-	161,699	161,699
Balance as of September 30, 2024	7,282,714	$7,283	$155,767,774	$(144,711,504)	$4,443,201	$15,506,754

Balance as of July 1, 2025	7,282,714	$7,283	$155,767,774	$(149,624,136)	$3,919,121	$10,070,042
Net loss	-	-	-	(12,148,293)	-	(12,148,293)
Disposal of subsidiaries	-	-	-	-	(1,255,870)	(1,255,870)
Stock based compensation	-	-	2,798,500	-	-	2,798,500
Foreign currency translation adjustment	-	-	-	-	(37,907)	(37,907)
Balance as of September 30, 2025	7,282,714	$7,283	$158,566,274	$(161,772,429)	$2,625,344	$(573,528)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance as of January 1, 2024	7,282,714	$7,283	$155,767,774	$(140,724,597)	$4,389,752	$19,440,212
Net loss	-	-	-	(3,986,907)	-	(3,986,907)
Foreign currency translation adjustment	-	-	-	-	53,449	53,449
Balance as of September 30, 2024	7,282,714	$7,283	$155,767,774	$(144,711,504)	$4,443,201	$15,506,754

Balance as of January 1, 2025	7,282,714	$7,283	$155,767,774	$(148,053,653)	$3,972,458	$11,693,862
Net loss	-	-	-	(13,718,776)	-	(13,718,776)
Disposal of subsidiaries	-	-	-	-	(1,255,870)	(1,255,870)
Stock based compensation	-	-	2,798,500	-	-	2,798,500
Foreign currency translation adjustment	-	-	-	-	(91,244)	(91,244)
Balance as of September 30, 2025	7,282,714	$7,283	$158,566,274	$(161,772,429)	$2,625,344	$(573,528)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,718,776)	$(3,986,907)
Add: net loss from discontinuing operations	9,020,688	2,384,227
Net loss from continuing operations	(4,698,088)	(1,602,680)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	456,315	478,785
Amortization	99,973	100,284
Allowance for doubtful accounts	32,138	(64,432)
Stock based compensation	2,798,500	-
Gain on disposal of plant and equipment	-	(253)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivables	(29,651)	(3,226)
Inventories	(57,419)	517,949
Advances to suppliers	(570,844)	1,120,005
Other receivables	1,696	(39,701)
Accounts payable	749,193	13,888
Advance from customer	(125,181)	(37,304)
Other payables and accrued liabilities	(27,170)	(47,345)
Taxes payable	41,362	42,986
Deferred income	-	(14,702)
Other long-term liabilities	-	(29,404)
Net cash (used in) provided by operating activities	(1,329,176)	434,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(2,474)	(7,558)
Cash received from disposal of plant and equipment	-	1,389
Net cash used in investing activities	(2,474)	(6,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loans	4,057,700	2,082,333
Repayment of bank loans	(1,169,203)	-
Changes in related party balances, net	(1,686,687)	(2,494,760)
Net cash provided by (used in) financing activities	1,201,810	(412,427)

Net (decrease) increase in cash and restricted cash	(129,840)	16,254

EFFECT OF EXCHANGE RATE ON CASH AND RESTRICTED CASH	13,259	(14,023)

CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	180,335	208,724

CASH AND RESTRICTED CASH AT END OF YEAR	$63,754	$210,955

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$135	$358
Interest paid	$108,137	$46,951

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PLANET GREEN HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

On April 30, 2025, the Board resolved to discontinue the operations of Shandong Yunchu. Subsequently, on September 1, 2025, the Company disposed of its 100% equity interest in Promising Prospect HK Limited (“Promising HK”) for nominal consideration. Promising HK holds the 100% equity interest in Shandong Yunchu through Jiayi Technologies and does not own any other operating assets of the Company. The disposal of Promising HK, Shandong Yunchu and Jiayi Technologies resulted in gain from disposal of $935,958.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss from continuing operations of $4,698,088 for the nine months ended September 30, 2025. As of September 30, 2025, the Company had an accumulated deficit of $161,772,429, a working capital deficit of $5,537,300, and its net cash used in operating activities from continuing operations for the nine months ended September 30, 2025 was $1,329,176.

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

Details of the Subsidiaries of the Company as of September 30, 2025 are set below:

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

Cash and Restricted Cash

Cash includes currency on hand and deposits held by banks that can be added or withdrawn without limitation. The Company maintains most of its bank accounts in the PRC. Cash maintained in banks within the People’s Republic of China of less than RMB0.5 million (equivalent to $70,235) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China.

Restricted cash includes any cash that is legally restricted as to withdrawal or usage. As of September 30, 2025 and December 31, 2024, cash in the amount of $303 and $296 was restricted by court due to lawsuits against the Company.

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

Advances to Suppliers, Net

The Company makes advance payments to suppliers and vendors for the procurement of raw materials. Upon physical receipt and inspection of the raw materials from suppliers, the applicable amount is reclassified from advances and prepayments to suppliers to inventory. The Company reviews its advance to suppliers on a periodic basis and makes general and specific allowances when there is doubt as to the ability of a supplier to provide supplies to the Company or refund an advance.

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

	09/30/2025	12/31/2024	09/30/2024
Period-end US$: CAD exchange rate	1.3927	1.4400	1.3511
Period-end US$: RMB exchange rate	7.1190	7.2993	7.0176
Period-end US$: HK exchange rate	7.7809	7.7677	7.7693
Period average US$: CAD exchange rate	1.3984	1.3699	1.3603
Period average US$: RMB exchange rate	7.2201	7.1957	7.1977
Period average US$: HK exchange rate	7.8015	7.8030	7.8123

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

The Company derives its revenues from selling explosion-proof skid-mounted refueling device, SF double-layer buried oil storage tank, industrial formaldehyde solution, urea-formaldehyde pre-condensate (UFC), methylal, urea-formaldehyde glue for environment-friendly artificial board chemicals and tea products. The Company recognizes product revenue at a point in time when the control of the products has been transferred to customers. The Company applies the following five steps to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

As of September 30, 2025, the company does not have any current lease agreements exceeding 12 months.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This Update is issued to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently in the process of evaluating the impact this amended guidance may have on its consolidated financial statements.

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

	As of
	September 30, 2025	December 31, 2024
	Unaudited
Trade accounts receivable	$983,012	$929,401
Less: Allowance for credit losses	(909,848)	(873,120)
	$73,164	$56,281
Allowance for credit losses
Beginning balance:	$(873,120)	$(756,241)
Additions to allowance	(36,728)	(116,879)
Bad debt written-off	-	-
Ending balance	$(909,848)	$(873,120)

4. Advances to Suppliers, Net

Prepayments mainly include advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	As of
	September 30, 2025	December 31, 2024
	Unaudited
Payment to suppliers and vendors	$1,787,719	$851,963
Allowance for credit losses	(2,489)	(2,428)
Total	$1,785,230	$849,535

5. Inventories, Net

Inventories consisted of the following as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
	Unaudited
Raw materials	$1,068,124	$1,067,015
Work in progress	1,325,108	1,292,674
Finished goods	521,060	425,822
Allowance for inventory reserve	(1,982,748)	(1,933,772)
Total	$931,544	$851,739

6. Plant and Equipment, Net

Plant and equipment consisted of the following as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
	Unaudited
At Cost:
Buildings	$4,982,623	$4,859,548
Machinery and equipment	3,558,365	3,470,470
Office equipment	477,183	462,846
Motor vehicles	179,235	174,808
	9,197,406	8,967,672
Less: Accumulated depreciation	(4,574,136)	(4,009,744)
	4,623,270	4,957,928
Construction in progress	23,486	22,906
	$4,646,756	$4,980,834

Depreciation expense for the nine months ended September 30, 2025 and 2024 was $456,315 and $478,785, respectively.

7. Intangible Assets

	As of
	September 30, 2025	December 31, 2024
	Unaudited
At Cost:
Land use rights	$735,177	$717,017
Software licenses	52,156	50,464
Trademark	889,191	867,226
	$1,676,524	$1,634,707
Less: Accumulated amortization	(938,100)	(815,635)
	$738,424	$819,072

Amortization expense for the three months ended September 30, 2025 and 2024 was $33,623 and $33,409, respectively. Amortization expense for the nine months   ended September 30, 2025 and 2024 was $99,973 and $100,284, respectively.

As of September 30, 2025, the estimated future amortization expenses of the intangible assets were as follow:

Twelve months ending September 30,	Amortization expenses
2026	$75,354
2027	32,743
2028	32,743
2029	17,293
2030	15,887
Thereafter	564,404
Total	$738,424

8. Other payables and accrued liabilities

As of September 30, 2025 and December 31, 2024, the balance of other payable and accrued liabilities was $1,940,115 and $1,948,434 respectively. Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

9. Advance From Customer

For our operations, the proceeds received from sales are initially recorded as advances from customers, which are usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of September 30, 2025 and December 31, 2024, the outstanding balance of the advance from customers was $250,987 and $368,232 respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the following reporting period.

10. Related Parties Transaction

As of September 30, 2025 and December 31, 2024, the outstanding balance due from related parties was $3,556,668 and $1,916,298, respectively. Outstanding balances of significant related parties are stated below:

		As of
		September 30,	December 31,
Amounts due from related parties:		2025	2024
		Unaudited
Ms. Haiyan Xiong	the management of the Jingshan Sanhe	3,501,633	1,866,790
Mr. Jun Lu	the management of the Jingshan Sanhe	22,809	20,875
Mr. Bin Zhang	the management of the Jingshan Sanhe	18,736	18,273
Mr. Yong Yang	the management of Fast Approach	13,490	10,360
Total		$3,556,668	$1,916,298

These nontrade receivables, as noted above, arise from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand. Receivables from Ms. Haiyan Xiong mainly include advances to Ms. Haiyan Xiong for procurement of raw material and carriage.

As of September 30, 2025 and December 31, 2024, the outstanding balance due to related parties was $2,871,008 and $2,950,972, respectively. The balance was advanced for the working capital of the Company, and is non-interest bearing and unsecured unless further disclosed.

Outstanding balance of significant parties are stated below:

		As of
		September 30,	December 31,
Amounts due to related parties:		2025	2024
		Unaudited
Mr. Bin Zhou	Chief Executive Officer and Chairman of the Company	$1,627,618	$1,299,675
Ms. Luojie Pu	Independent director of the Company	857,368	$836,190
Hubei Shuang New Energy Technology Co., Ltd.	Ms. Haiyan Xiong owned 35% equity, withdrawn on March 7, 2025	-	438,894
Xianning Xiangtian Energy Co., Ltd.	Mr. Xin Chen, supervisor of Jingshan Sanhe, acts as legal representative	70,235	68,500
Ms. Huiying Jin	the management of the Xianning Bozhuang	299,193	291,803
Ms. Ye Zhang	the management of the Shanghai Shuning	16,594	15,910
Total		$2,871,008	$2,950,972

The balance was advanced for the working capital of the Company, and is non-interest bearing and unsecured unless further disclosed.

11. Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

Shandong Yunchu
Unaudited
Balance as of December 31, 2024	$4,724,699
Goodwill acquired	-
Disposal of subsidiary *	(4,724,699)
Balance as of September 30, 2025	$-

* On April 30, 2025, the Board resolved to discontinue the operations of Shandong Yunchu. Subsequently, on September 1, 2025, the Company disposed of its 100% equity interest in Shandong Yunchu.

12. Bank Loans

The outstanding balances on short-term and long-term bank loans consisted of the following:

			As of
Lender	Maturities	Interest rate	September 30, 2025	December 31, 2024
			Unaudited
Jingshan City branch of Postal Saving Bank of China	Due in January 2025	3.85%	$-	$1,367,283
Jingshan City branch of Postal Saving Bank of China	Due in December 2025	4.5%	504,284	-
Jingshan City branch of Postal Saving Bank of China	Due in January 2026	3.63%	898,581	-
Jingshan City branch of Agricultural Bank of China	Due in March 2026	3.3%	1,116,730	-
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in March 2026	3.2%	688,300	-
Jingmen Branch of Bank of China	Due in June 2026	3.0%	1,123,753	-
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in June 2026	4.0%	421,408	410,998
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in August 2027	4.58%	280,938	273,999
Bank overdraft			12	221
Total			$5,034,006	$2,052,501

The loan from the Jingshan City branch of Postal Savings Bank of China was obtained to support general working capital, with a comprehensive guarantee provided by Mr. Bin Zhou, the Company’s CEO, and Hubei Bryce Technology Co., Ltd., which is under the company’s control.

The loan from the Jingshan City branch of Agricultural Bank of China was obtained to support general working capital, with a comprehensive guarantee provided by an unrelated third party, Jingshan Chengxin Financing Guarantee Co., Ltd.

The loan from the Hubei Jingshan Rural Commercial Bank Co. Ltd. was obtained to support general working capital, with certain buildings and land use rights of Hubei Ruishengchang Industrial Co., Ltd. in the amount of RMB3.6 million (equivalent to $505,689) pledged as collateral, as well as comprehensive guarantee provided by Mr. Bin Zhou, Mr. Bin Zhang, senior management of the Company, Mr. Ge Wei, a third-party individual, Hubei Bryce Technology Co., Ltd. and Hubei Ruishengchang Industrial Co., Ltd., which is under control of Mr. Ge Wei.

The loan from Jingmen Branch of Bank of China was obtained to support general working capital, with no guarantee requirement for this loan.

Interest expense for the nine months ended September 30, 2025 and 2024 was $108,137 and $46,952, respectively.

14. Equity

On May 31, 2024, every ten shares of the Common Stock issued and outstanding or held as treasury stock will be automatically converted into one new share of Common Stock. The total number of shares of Common Stock authorized for issuance will then be reduced by a corresponding proportion The par value per share of the Common Stock will remain unchanged at $0.001 per share.

On August 29, 2025, the stockholders of the Company approved the 2025 Equity Incentive Plan (the “2025 Plan”), up to 7,000,000 shares of common stock, par value $0.001 per share may be issued pursuant to future grants of equity-based awards under the 2025 Plan. On September 16, 2025, the Board resolved to issue an aggregate of 1,450,000 shares of common stock to two employees under the 2025 Plan for a fair value of $2,798,500.

As of September 30, 2025, the number of common shares remained unchanged at 7,282,714 with no new issuances recorded during the year, consistent with the figure reported as of December 31, 2024.

15. Loss Per Share

	For the Nine Months Ended September 30,
	2025	2024
	Unaudited	Unaudited
Loss from operations attributable to common stockholders	$(13,718,776)	$(3,986,907)

Loss per share from continuing operations - Basic and diluted	$(0.65)	$(0.22)
Loss per share from discontinuing operations-Basic and diluted	$(1.24)	$(0.33)
Basic and diluted weighted average shares outstanding	7,282,714	7,282,714

16. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30,
	2025		2024
Customers	Amount	%	Amount	%
	Unaudited		Unaudited
A	$-	-	$1,258,527	28
B	$-	-	$774,067	17
C	$383,915	15	$-	-
D	$375,647	15	$-	-
E	$304,402	12	$-	-
F	$254,947	10	$-	-

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30,
	2025		2024
Suppliers	Amount	%	Amount	%
	Unaudited		Unaudited
A	$-	-	$1,137,735	24
B	$-	-	$955,092	20
C	$-	-	$537,061	11
D	$676,514	27	$-	-
E	$455,281	18	$-	-
F	$404,776	16	$-	-
G	$353,356	14	$-	-
H	$289,083	12	$-	-

17. Risks

A. Credit risk

The Company’s deposits are made with banks located in the PRC. Cash maintained in banks within the People’s Republic of China of less than RMB0.5 million (equivalent to $70,235) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China.

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

When a loss contingency is not both probable and estimable, the Company does not record an accrued liability but discloses the nature and the amount of the claim, if material. However, if the loss (or an additional loss in excess of the accrual) is at least reasonably possible, then the Company discloses an estimate of the loss or range of loss, unless it is immaterial or an estimate cannot be made. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves complex judgments about future events. Management is often unable to estimate the loss or a range of loss, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) there is a lack of clear or consistent interpretation of laws specific to the industry-specific complaints among different jurisdictions. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including eventual loss, fine, penalty or business impact, if any. The Company has analyzed its operations subsequent to September 30, 2025 to the date these unaudited condensed consolidated financial statements were issued and has determined that it does not have any material contingency events to disclose.

19. Subsequent Events

The Company has assessed all subsequent events through the date that these consolidated financial statements are issued and there are no material subsequent events that require disclosure in these consolidated financial statements, other than as noted below.

On October 7, 2025, the Board resolved to issue an aggregate of 650,000 shares of common stock to two employees for their contributions to the Company under the 2025 Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are headquartered in Flushing, New York. After a series of acquisitions and dispositions in 2025 and 2024, our primary business, which is carried out by Jingshan Sanhe, Xianning Bozhuang and Fast Approach Inc, includes the following operations:

●	To sell high-grade synthetic fuel products;

●	To sell black tea product cultivation, packaging, and sales;

●	Online advertising services.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024.

The following discussion should be read in conjunction with the company’s unaudited condensed consolidated financial statement for the three months ended September 30, 2025, and 2024 and related notes to that.

	Three Months Ended September 30,		Increase / Decrease	Increase / Decrease
(In Thousands of USD)	2025	2024	($)	(%)
Net revenues	771	1,461	(690)	(47)
Cost of revenues	743	1,365	(622)	(46)
Gross profit	28	96	(68)	(71)
Operating expenses:
Selling and marketing expenses	7	3	4	133
General and administrative expenses	3,360	484	2,876	594
Research & Developing expenses	17	14	3	21
Operating loss	(3,356)	(405)	(2,951)	729
Interest expense	(48)	(20)	(28)	140
Other income (expense)	(6)	96	(102)	(106)
Loss before tax	(3,410)	(329)	(3,081)	936
Income tax expense	(11)	-	(11)	-
Loss from continuing operations	(3,421)	(329)	(3,092)	940
Net loss from discontinuing operations	(8,727)	(856)	(7,871)	920
Net loss	(12,148)	(1,185)	(10,963)	925

Net Revenues. Our net revenues for the three months ended September 30, 2025 amounted to $0.77 million, which represents a decrease of approximately $0.69 million, from $1.46 million for the three months ended September 30, 2024. The decrease in revenue can be attributed to the stagnant sales of high-grade synthetic fuel products, which decreased from $1.41 million to $0.77 million during the current period.

Cost of Revenues. During the three months ended September 30, 2025, we experienced a decrease in cost of revenue of $0.62 million or 46%, in comparison to the three months ended September 30, 2024, from approximately $1.37 million to $0.74 million. This change was mainly due to a decrease in cost of revenue from sales of high-grade synthetic fuel products.

Gross Profit. Our gross profit for the three months ended September 30, 2025 was $0.03 million compared to a gross profit of $0.10 million for the same period in 2024. The decrease in gross profit was attributed to a decrease in revenue, as discussed above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by approximately $4,000, or 133%, to $7,000 for the three months ended September 30, 2025 from approximately $3,000 for the three months ended September 30, 2024. This increase was mainly due to the increase in business travel and meals expense.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2025 increased by $2.88 million, or 594%, to $3.36 million compared to the previous year’s $0.48 million for the same period. This increase was mainly due to the issuance of 1,450,000 shares of common stock under the 2025 Plan for a fair value of $2.80 million.

Net Loss

Our net loss for the three months ended September 30, 2025 increased by $10.96 million, to $12.15 million from $1.19 million in the same period in 2024. This decrease was primarily attributed to the increase of net loss from discontinuing operations and the increase in general and administrative expenses.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024.

The following discussion should be read in conjunction with the company’s unaudited condensed consolidated financial statement for the nine months ended September 30, 2025, and 2024 and related notes to that.

	Nine Months Ended September 30,		Increase / Decrease	Increase / Decrease
(In Thousands of USD)	2025	2024	($)	(%)
Net revenues	2,519	3,754	(1,235)	(33)
Cost of revenues	2,427	3,307	(880)	(27)
Gross profit	92	447	(355)	(79)
Operating expenses:
Selling and marketing expenses	22	9	13	144
General and administrative expenses	4,588	2,092	2,496	119
Research & Developing expenses	55	44	11	25
Operating loss	(4,573)	(1,698)	(2,875)	169
Interest expense	(107)	(47)	(60)	128
Other income (expense)	(7)	142	(149)	(105)
Loss before tax	(4,687)	(1,603)	(3,084)	192
Income tax expense	(11)	-	(11)	-
Loss from continuing operations	(4,698)	(1,603)	(3,095)	193
Net loss from discontinuing operations	(9,021)	(2,384)	(6,637)	278
Net loss	(13,719)	(3,987)	(9,732)	244

Net Revenues. Our net revenues for the nine months ended September 30, 2025 amounted to $2.52 million, which represents a decrease of approximately $1.24 million, or 33%, from $3.75 million for the nine months ended September 30, 2024. The decrease in revenue can be attributed to the stagnant sales of high-grade synthetic fuel products, which decreased from $3.29 million to $2.45 million during the current period, and a decline in advertising service revenue from $0.38 million to $644.

Cost of Revenues. During the nine months ended September 30, 2025, we experienced a decrease in cost of revenue of $0.88 million or 27%, in comparison to the nine months ended September 30, 2024, from approximately $3.31 million to $2.43 million. This change was mainly due to a decrease in sales of revenue, as discussed above.

Gross Profit. Our gross profit for the nine months ended September 30, 2025 decreased by $0.36 million, representing an 79% decrease to $0.09 million compared to $0.45 million for the same period in 2024. The decrease was attributed to a decrease in sales of revenue, as discussed above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by approximately $0.01 million, or 144%, to $0.02 million for the nine months ended September 30, 2025 from approximately $9,000 for the nine months ended September 30, 2024. This increase was mainly due to the increase in business travel and meals expense.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2025 increased by $2.50 million, or 119%, to $4.59 million compared to the previous year’s $2.09 million for the same period. This increase was mainly due to the Company’s issuance of 1,450,000 shares of common stock under the 2025 Plan for a fair value of $2.80 million.

Net Loss

Our net loss for the nine months ended September 30, 2025 decreased by $9.73 million, to $13.72 million from $3.99 million in the same period in 2024. This decrease was primarily attributed to the increase of net loss from discontinuing operations and the increase in general and administrative expenses.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and operating and capital expenditure commitments. Our liquidity needs meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period at September 30, 2025, our primary sources of financing have been cash generated from operations and bank loans.

As of September 30, 2025, we had cash and restricted cash of $63,754 compared to $180,335 as of December 31, 2024. The debt to assets ratio was 104.7% and 54.0% as of September 30, 2025 and December 31, 2024, respectively. We expect to continue to finance our operations and working capital needs in 2025 from cash generated from operations and, if needed, private financings. Suppose available liquidity is insufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss from continuing operations of $4,698,088 for the nine months ended September 30, 2025. As of September 30, 2025 the Company had an accumulated deficit of $161,772,429, a working capital deficit of $5,537,300, its net cash used in operating activities from continuing operations for the nine months ended September 30, 2025 was $1,329,176.

These factors raise substantial doubt on the Company’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan for the Company’s continued existence is dependent upon management’s ability to execute the business plan, develop a plan to generate profit; additionally, Management may need to continue to rely on private placements or certain related parties to provide funding for investment, working capital and general corporate purposes. If management is unable to execute its plan, the Company may become insolvent.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the Nine Months Ended September 30
(In thousands of U.S. dollars)	2025	2024
Net cash flows (used in) provided by operating activities	(1,329)	435
Net cash flows used in investing activities	(3)	(6)
Net cash flows provided by (used in) financing activities	1,202	(412)

Operating Activities

Net cash used in operating activities was $1.33 million during the nine months ended September 30, 2025, compared to net cash provided by operating activities of $0.44 million during the nine months ended September 30, 2024. This change was primarily due to the decrease in net loss excluding non-cash expenses, gains and losses of $0.22 million, changes in net operating assets and liabilities of $1.54 million.

Investing Activities

Net cash used in investing activities was $2,474 for the nine months ended September 30, 2025, compared to $6,169 for the same period in 2024, which was primarily cash used for purchase of equipment.

Financing Activities

The net cash provided by financing activities was $1.20 million for the nine months ended September 30, 2025, compared to net cash used in financing activities of $0.41 million for the same period in 2024. This change can be attributed to a rise in proceeds from bank loans.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This Update is issued to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. We are currently in the process of evaluating the impact this amended guidance may have on its consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025.   Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 27, 2023, Daqi Cui, a former employee, filed a complaint against the Company in Queens County, the Supreme Court of the State of New York, asserting claims of breach of employment contract, seeking $609,145.05 in damages as well as attorneys’ fees and costs. On November 6, 2023, the Company filed a motion to move the case to the United States District Courthouse, Eastern District of New York for an Order to dismiss with prejudice. On July 29, 2024, Complaint was dismissed by the Eastern District of New York. However, Plaintiff was granted leave to file an amended complaint within 30 days after entry of the order. Subsequently, the Plaintiff filed an amended complaint against the Company and the Company has moved to dismiss the amended complaint. On July 21, 2025, the motion to dismiss has been denied by the Court.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

PLANET GREEN HOLDINGS CORP.

Date: November 14, 2025	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this quarterly report has been signed by the following persons in the capacities and on the dates indicated.