Form 10-K
period 2025-12-31
Planet Green Holdings Corp.
filed 2026-03-31
CIK 1117057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

(347) 370-2352
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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant (using the NYSE American closing price of $0.85 as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4.86 million.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (ordinary shares), as of the latest practicable date: As of March 31, 2026, there were 14,232,714 common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

None.

 i

PART I

Use of Certain Defined Terms

In this annual report on Form 10-K:

●	“Allinyson” refers to Allinyson Ltd., a company incorporated in the State of Colorado.

●	“Bless Chemical” refers to Bless Chemical Co., Ltd., a company incorporated in Hong Kong.

●	“China” and “PRC” refer to the People’s Republic of China including Hong Kong and Macau.

●	“Fast Approach” refers to Fast Approach Inc., a corporation incorporated under the laws of Canada.

●	“Hubei Bulaisi” or “WFOE” Refers to Hubei Bulaisi Technology Co., Ltd., a PRC limited liability company.

●	“Dingfeng Technology” or “WFOE” refers to Dingfeng Technology Xianning Co., Ltd., a PRC limited liability company and a wholly foreign-owned enterprise.

●	“Hubei Shengsili” refers to Hubei Shengsili Biotechnology Co., Ltd., a PRC limited liability company.

●	“Jingshan Sanhe” refers to Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., a PRC limited liability company.

●	“Promising Prospect” refers to Promising Prospect HK Limited, a company incorporated in Hong Kong.

●	“Planet Green” refers to Planet Green Holdings Corp., a Nevada holding company.

●	“Promising Prospect BVI” refers to Promising Prospect Limited, formerly known as Planet Green Holdings Corporation, a British Virgin Islands company.

●	“RMB” refers to Renminbi, the legal currency of China.

●	“Shanghai Shuning” refers to Shanghai Shuning Advertising Co., Ltd., a PRC limited liability company.

●	“Shandong Yunchu” Refers to Shandong Yunchu Supply Chain Co., Ltd., PRC limited liability company.

●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

●	“We,” “us”, “our,” and the “Company” refer to Planet Green Holdings Corp., a Nevada corporation, and, except where the context requires otherwise, our wholly-owned subsidiaries and VIE.

●	“Xianning Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

●	“Shine Chemical” refers to Shine Chemical Co., Ltd., a company incorporated in Cayman Islands.

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

ITEM 1. BUSINESS

Overview of Our Business

Planet Green Holdings Corp. (the “Planet Green”), headquartered in Flushing, NY, is not an operating company in the PRC but a Nevada holding company with its operations conducted through its subsidiaries in the PRC and Canada (the “Subsidiaries”). Planet Green is engaged in a number of diverse business activities, including consumer products, chemical products and online advertising.

Under our corporate structure, our ability to pay dividends and to service any debt we may incur and pay our operating expenses principally depends on dividends paid by our PRC subsidiaries. Cash is transferred through our organization in the manner as follows: (1) we may transfer funds to our WFOEs through our Hong Kong subsidiaries, PinnacleTech HK Limited, and Bless Chemical Co., Ltd. (HK) by additional capital contributions or shareholder loans, as the case may be, and (2) our PRC subsidiaries may make dividends or other distributions to the Planet Green. We do not have cash management policies dictating how funds are transferred throughout our organization. We may encounter difficulties in our ability to transfer cash between PRC subsidiaries and non-PRC subsidiaries largely due to various PRC laws and regulations imposed on foreign exchange. If we intend to distribute dividends to the Planet Green, our WFOEs will transfer the dividends to our Hong Kong subsidiaries in accordance with the laws and regulations of the PRC, and then our Hong Kong subsidiaries will transfer the dividends to the Planet Green, and the dividends can be distributed from the Planet Green to all shareholders respectively in proportion to the shares they hold, regardless of whether the shareholders are U.S. investors or investors in other countries or regions. However, there can be no assurance that the PRC government will not intervene or impose restrictions on the Company’s ability to transfer cash out of China. As of the date of this annual report, none of our subsidiaries have ever issued any dividends or made other distributions to the Planet Green nor have Planet Green ever paid dividends or made other distributions to U.S. investors. We currently intend to retain all future earnings to finance our subsidiaries’ operations and to expand their business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Any limitation on the ability of our subsidiaries to distribute dividends to us may restrict our ability to satisfy our liquidity requirements. To the extent cash or assets in the business is in the PRC or Hong Kong or in a PRC or Hong Kong entity, and may need to be used to fund operations outside of the PRC or Hong Kong, the funds and assets may not be available to fund operations or for other uses outside of the PRC or Hong Kong due to interventions in or the imposition of restrictions and limitations by the government on our subsidiaries’ ability to transfer cash and assets.

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

Because our operations are primarily located in the PRC and Canada through our subsidiaries, we are subject to certain legal and operational risks associated with our operations in China, including changes in the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations may materially and adversely affect our business, financial condition and results of operations. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material change in our operations and the value of our common stock, or could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. We do not believe that our subsidiaries are directly subject to these regulatory actions or statements, as we have not implemented any monopolistic behavior and our business does not involve the collection of user data or implicate cybersecurity. As of the date of this annual report, no relevant laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission (the “CSRC”), Cyberspace Administration of China (the “CAC”) or any other PRC governmental authorities, nor has our Nevada holding company or any of our subsidiaries received any inquiry, notice, warning or sanctions regarding our listing on NYSE America from the CSRC or any other PRC governmental authorities. However, since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange. The Standing Committee of the National People’s Congress, or the SCNPC, or other PRC regulatory authorities may in the future promulgate laws, regulations or implementing rules that requires our company or any of our subsidiaries to obtain regulatory approval from Chinese authorities before offering in the U.S. In other words, although the Company is currently not required to obtain permission from any of the PRC central or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly; our ability to offer, or continue to offer, securities to investors would be potentially hindered and the value of our securities might significantly decline or be worthless, by existing or future laws and regulations relating to its business or industry or by intervene or interruption by PRC governmental authorities, if we or our subsidiaries (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, or (iv) any intervention or interruption by PRC governmental with little advance notice.

As of the date of this annual report, the two Hong Kong subsidiaries of Planet Green do not have any material operation in Hong Kong nor have they ever collected, stored, or managed any personal information in Hong Kong. Therefore, we have concluded that currently it is not expected that laws and regulations in Mainland China on data security, data protection, cybersecurity or anti-monopoly to be applied to the Hong Kong subsidiaries or that the oversight of the Cyberspace Administration of China will be extended to its operations outside of Mainland China.

In order to operate our business, in addition to the required regular business licenses, Jingshan Sanhe is required to obtain Permit for Hazardous Chemical Products. As of the date of this annual report, our subsidiaries have received from PRC authorities all requisite licenses, permissions, and approvals needed to engage in the businesses currently conducted in the PRC, and no permission or approval has been denied.  However, we cannot assure you that any of these entities will be able to receive clearance of such compliance requirements in a timely manner, or at all in the future. Any failure of these entities to fully comply with such compliance requirements may cause our PRC subsidiaries or the PRC operating entities to be unable to begin their new businesses or operations in the PRC, subject them to fines, relevant new businesses or operations suspension for rectification, or other sanctions.

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

Consumer Products Business

We operate a tea products business focused on the production, processing, and sale of dark tea, primarily in the form of compressed brick tea, commonly referred to as Qingzhuan tea, a category of post-fermented tea within the broader dark tea segment. Our business integrates raw material sourcing, fermentation, product refinement, and distribution, allowing us to maintain quality control across key stages of production while responding to evolving market demand.

Our operations begin with the procurement of high-quality fresh green tea leaves from selected suppliers. These raw materials undergo a series of processing steps, including withering, rolling, controlled microbial fermentation, and drying. The fermentation stage is critical, as it involves carefully managed microbial activity that develops the tea’s distinctive flavor profile, aroma, and color, as well as its characteristic aging potential. Through this process, the tea acquires the attributes commonly associated with traditional dark tea products.

Following fermentation, the tea is refined and compressed into standardized shapes, primarily brick form, to facilitate storage, transportation, and long-term aging. Compressed products such as Qingzhuan tea are valued for their durability, extended shelf life, and ability to improve in taste and complexity over time under appropriate storage conditions. Leveraging our expertise in processing and fermentation, we focus on preserving these traditional qualities while enhancing product consistency and usability.

Our flagship product is brick dark tea. To better align with modern consumption preferences, we apply proprietary physical processing techniques to reshape and refine traditional compressed tea bricks. Through controlled cutting, portioning, and re-compression, we produce tea products that are easier to handle and brew, reducing the need for specialized tools while maintaining the integrity, flavor, and aging characteristics of the original tea material. These innovations are designed to enhance convenience without compromising authenticity.

Building on this foundation, we have expanded our product portfolio to include mini brick dark tea and loose-leaf dark tea in various forms. Mini brick products provide pre-portioned servings suitable for individual consumption and on-the-go use, while loose-leaf offerings cater to consumers who prefer more traditional or flexible brewing methods. We also offer products in a range of shapes, sizes, and packaging formats to address diverse consumption scenarios, including retail, gifting, and bulk purchases.

We sell our tea products through a combination of direct sales and third-party distribution channels. In addition, we have recently expanded our sales and marketing efforts by engaging sales agents to promote our products and enhance market penetration. These agents support customer acquisition, order generation, and geographic expansion, particularly in regions where we do not maintain a direct sales presence. We believe this sales agent model enables us to scale our distribution network efficiently while maintaining flexibility in managing selling expenses.

Our products are marketed to distributors and consumers who value traditional Chinese dark tea for its cultural significance, distinctive characteristics, and perceived health benefits. Through continuous product innovation, refinement of processing techniques, and expansion of our sales network, we aim to bridge traditional tea culture with modern lifestyle needs and position ourselves to serve both domestic and international markets.

Competition

The tea products industry in China is highly competitive and fragmented, particularly within the dark tea segment, which includes Qingzhuan tea, Pu-erh tea, Liubao tea, and other post-fermented tea products. The broader Chinese tea market is characterized by a large number of regional producers, traditional tea factories, agricultural cooperatives, local processing workshops, branded consumer tea companies, distributors, and e-commerce-oriented sellers, with no single participant holding a dominant nationwide market share.

Within the dark tea category, the Company competes with well-established producers and brands located in major tea-producing regions, including Hubei, Hunan, Guangxi, and Yunnan, many of which have long operating histories, recognized geographic origins, and strong brand awareness among tea consumers. Certain larger competitors benefit from greater scale in raw material procurement, vertically integrated production facilities, broader distribution networks, and stronger financial and marketing resources.

At the same time, the Company also faces substantial competition from numerous smaller local tea processors, specialty tea merchants, and family-operated workshops that compete on regional reputation, traditional craftsmanship, flexible pricing, and niche customer relationships. Because tea production in China remains highly fragmented at both the raw material sourcing and finished product distribution levels, barriers to entry for smaller market participants can be relatively low in certain local markets.

The Company primarily competes on the basis of product quality, fermentation and compression expertise, consistency of flavor and aging characteristics, convenience-oriented product design, brand reputation, pricing, packaging, and distribution reach. In particular, the Company believes its ability to modernize traditional brick dark tea through proprietary reshaping, portioning, and re-compression techniques differentiates its products by improving ease of use while preserving the authenticity and cultural attributes valued by consumers.

Competition is also influenced by access to high-quality fresh tea leaves, quality control throughout fermentation and storage, innovation in product form and packaging, effectiveness of sales channels, and the ability to respond to evolving consumer preferences, including demand for smaller portions, gifting formats, and products suited for modern lifestyles. The Company’s use of direct sales, third-party distributors, and commissioned sales agents further intensifies competition by placing it alongside both established branded tea enterprises and smaller regionally focused sellers.

Chemical Business

Jingshan Sanhe has two production lines situated within an 11,000 square-meter facility and owns capacities to complete manufacturing, labeling, and packaging. Jingshan Sanhe researches, manufactures and distributes methanol fuel additives, alcohol based fuel, and diesel fuel in China. Methanol fuel additives are designed to enhance the combustion performance, stability, and safety of methanol-based fuels. These additives improve fuel efficiency, optimize energy output, and reduce engine wear, thereby increasing overall operational reliability. Alcohol based fuel is primarily used in catering stoves, industrial boilers, heating equipment, and other applications as a clean, cost-effective alternative energy source. It offers environmental benefits compared to traditional fossil fuels and is widely adopted in commercial and light industrial settings. Diesel fuel is extensively used in diesel-powered vehicles, construction machinery, generator sets, and various industrial operations. It serves as a reliable source of power generation and heating in transportation, infrastructure development, and manufacturing sectors.

The renewable energy industry is highly competitive, with numerous companies operating across the sector. The competitive landscape is significantly influenced by evolving consumer preferences, regulatory developments, prevailing industry trends, and project-level economic considerations. In addition, the clean energy markets in which we operate remain highly fragmented. We believe our industry experience, operational capabilities, and established relationships position us competitively in pursuing new project development and supply opportunities. However, competition for these opportunities, including pricing pressure on fuel supply and other key inputs, may adversely affect the profitability of projects we evaluate and could render certain opportunities economically unattractive.

Competition

The market for vehicle fuels is highly competitive. The principal competition for alcohol-based high-clean fuels used in transportation is conventional gasoline and diesel, as the majority of vehicles in our key markets continue to rely on these fuels. In addition, numerous established participants compete in the market for alcohol-based high-clean fuels and other alternative vehicle fuels, including alternative vehicle and fuel companies, waste management and refuse collection companies, industrial gas providers, truck stop and fuel station operators, fuel distributors, utilities and their affiliates, and other industry participants.

As the market for alternative vehicle fuels continues to expand, we expect the number and diversity of market participants, as well as the level of capital investment and strategic commitment to alternative fuel programs, to increase. We compete for vehicle fuel customers based on several factors that influence demand, including fuel cost, supply, availability, quality, cleanliness, and safety; the cost, availability, and reputation of compatible vehicles and engines; the convenience and accessibility of fueling infrastructure; applicable regulatory mandates and other governmental requirements; and overall brand recognition.

We believe our products compare favorably with those of our competitors across these factors. However, certain of our competitors possess substantially greater financial, marketing, operational, and other resources than we do. As a result, these competitors may be better positioned to respond more rapidly to shifts in customer preferences, changes in legal requirements, or broader industry and regulatory developments. They may also be able to devote greater resources to product development, marketing, sales, infrastructure expansion, and systems enhancement, pursue more aggressive pricing strategies, undertake broader initiatives to increase consumer acceptance of their products, and exert greater influence over the regulatory environment affecting the vehicle fuels market.

Advertising Business

Fast Approach provides digital advertising delivery and operational services, with China and North America serving as its two core markets. The Company focuses on executing and managing advertising campaigns across multiple digital channels, leveraging data-driven optimization and localized operational expertise to improve campaign performance and return on investment.

In China, Fast Approach assists advertisers in accessing and operating within a diverse and platform-centric digital advertising ecosystem. In North America, the Company supports campaign execution across major digital platforms and programmatic advertising networks. Its presence in both regions enables it to facilitate cross-border advertising execution for clients seeking to expand into new markets.

The Company’s core services include advertising placement, campaign execution, account management, performance monitoring, and ongoing optimization. Fast Approach focuses on implementing advertiser-provided strategies by managing media buying processes, setting up campaigns, and continuously adjusting key parameters such as audience targeting, bidding, and ad creatives based on real-time performance data. Through detailed analytics and performance tracking, the Company works to improve key metrics such as click-through rates, conversion rates, and customer acquisition costs.

Fast Approach collaborates with advertising platforms, media publishers, and technology partners to access advertising inventory and delivery tools. These relationships allow the Company to execute campaigns efficiently across a variety of formats, including display advertising, search-based advertising, and social media promotion.

Competition

The digital advertising services industry is highly competitive and rapidly evolving. Fast Approach competes with a broad range of market participants, including large global advertising agencies, major demand-side and programmatic advertising platforms, specialized cross-border marketing firms, local media buying agencies, and smaller boutique digital advertising service providers in both China and North America.

In both core markets, the Company faces competition from well-established industry participants with significantly greater financial, technical, marketing, and personnel resources, broader client relationships, and more extensive proprietary technology capabilities. These larger competitors may benefit from stronger brand recognition, deeper platform integrations, and the ability to offer a wider range of end-to-end marketing solutions, including strategy, creative development, data analytics, and customer relationship management services.

At the same time, the Company also competes with numerous smaller regional and niche service providers that often focus on specific industries, localized customer segments, or individual advertising platforms. These smaller competitors may compete aggressively on pricing, service flexibility, or specialized local market knowledge.

Fast Approach primarily competes on the basis of its cross-border campaign execution capabilities, operational expertise in both China and North America, responsiveness to client needs, ability to optimize campaign performance through real-time data analysis, and experience navigating platform-specific advertising requirements in different jurisdictions. The Company believes its localized execution capabilities and familiarity with multi-market advertising ecosystems position it to serve clients seeking efficient campaign delivery across borders.

Competition in the industry is based on factors including campaign performance, pricing, quality of service, speed of execution, platform access, data analytics capabilities, client relationships, and the ability to adapt to frequent changes in platform algorithms, privacy requirements, and advertising policies.

The Company primarily serves advertisers seeking to enhance brand exposure, user acquisition, and sales conversion in both domestic and international markets. By focusing on execution and operational optimization rather than strategic planning, Fast Approach positions itself as a performance-driven service provider capable of delivering scalable and efficient advertising solutions.

Fast Approach Inc. has continued to invest in technology development and is strategically expanding toward AI-driven GEO optimization and intelligent marketing automation, positioning the Company to compete in the next generation of digital marketing solutions.

The Company’s development initiatives are supported by a combination of internal technical resources and external collaborators, including advisors and contributors with expertise in artificial intelligence, natural language processing (NLP), and mental health applications. This integrated technical and domain expertise enhances the Company’s research and development capabilities in applied AI systems.

As part of these efforts, the Company is developing a prototype dialogue agent intended for early-stage mental health support. This initiative reflects the Company’s broader strategy to leverage advanced AI technologies to create scalable, data-driven solutions across digital marketing and emerging AI-enabled application areas.

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

Subsidiaries

On May 9, 2019, the Company and Shanghai Xunyang Internet Technology Co., Ltd. (the “Shanghai Xunyang”), a subsidiary of the Company, entered into a Share Exchange Agreement with Xianning Bozhuang, and each of the shareholders of Xianning Bozhuang, pursuant to which, among other things and subject to the terms and conditions contained therein, Shanghai Xunyang agreed to effect an acquisition of Xianning Bozhuang by acquiring from the Sellers all of the outstanding equity interests of Xianning Bozhuang. On May 14, 2019, the Company closed the acquisition transaction and Shanghai Xunyang entered into a series of VIE agreements with Xianning Bozhuang and its shareholders. For company internal restructure purpose, on December 20, 2019, Xianning Bozhuang terminated the VIE agreements with Shanghai Xunyang and entered into similar series of VIE agreements with Jiayi Technologies on the same day. On August 2, 2021, as part of the internal restructure efforts to remove VIE arrangements, the Company and its subsidiary terminated series of VIE agreements and acquired 100% equity ownership of Xianning Bozhuang.

On June 5, 2020, the Company entered into a share exchange agreement with Fast Approach to acquire all outstanding shares of Fast Approach, a corporation incorporated under the laws of Canada and in the business of operating a demand side platform. Upon completing the transaction, Fast Approach became a wholly owned subsidiary of the Company. Fast Approach owns 100% equity of Shanghai Shuning.

On January 4, 2021, through Jiayi Technologies, the Company entered into a series of VIE agreements with Jingshan Sanhe as well as its shareholders. The Company is considered the primary beneficiary of Jingshan Sanhe and it consolidates its accounts as VIE. On September 10, 2021, as part of the internal restructure efforts to remove VIE arrangements, Hubei Bulaisi acquired 85% equity ownership of Jingshan Sanhe and Jiayi Technologies terminated the VIE agreements with Jingshan Sanhe on the same date.

On September 14, 2022, the Company and Hubei Bulaisi, a subsidiary of the Company, entered into a Share Purchase Agreement with a shareholder of Jingshan Sanhe Luckysky acquiring the remaining 15% of the outstanding equity interests of Jingshan Sanhe Luckysky. Upon closing of the transaction, Hubei Bulaisi, acquired 100% equity ownership of Jingshan Sanhe Luckysky.

On December 9, 2021, the Company and Jiayi Technologies, a subsidiary of the Company, entered into a Share Exchange Agreement with Shandong Yunchu and each of shareholders of Shandong Yunchu. Upon closing of the transaction, Jiayi Technologies acquired 100% equity ownership of Shandong Yunchu. The Board resolved to discontinue the operation of Shandong Yunchu on April 30, 2025, and subsequently, on September 1, 2025, the Company disposed of its 100% equity interest in Promising Prospect for nominal consideration. Promising Prospect indirectly held 100% of the equity interest in Shandong Yunchu through Jiayi Technologies and did not own any other operating assets of the Company. As a result of the disposition, Shandong Yunchu, Promising Prospect and Jiayi Technologies ceased to be subsidiaries of the Company.

On November 26, 2025, Bozhuang entered into a Share Purchase Agreements with shareholders of Hubei Shengsili, to acquire 67% equity interests in Hubei Shengsili for a consideration of $143, resulting in goodwill of $7,005.

On December 16, 2025, Promising Prospect established PinnacleTech, a HK limited liability company, as a wholly owned subsidiary. On December 24, 2026, PinnacleTech established Dingfeng Technology, a PRC limited liability company, as a wholly owned subsidiary.

On March 10, 2026, the Company incorporated Hubei Taihe Biotechnology Co., Ltd., a PRC limited liability company.

Cash Flows through Our Organization:

Planet Green is a holding company with no material operations of its own. We currently conduct our operations through our subsidiaries including our WFOEs and their respective subsidiaries. Cash is transferred through our organization in the manner as follows: (1) we may transfer funds to our WFOEs through our Hong Kong subsidiaries, PinnacleTech HK Limited, and Bless Chemical Co., Ltd. (HK) by additional capital contributions or shareholder loans, as the case may be; and (2) our PRC subsidiaries may make dividends or other distributions to Planet Green. We do not have cash management policies dictating how funds are transferred throughout our organization. We may encounter difficulties in our ability to transfer cash between PRC subsidiaries and non-PRC subsidiaries largely due to various PRC laws and regulations imposed on foreign exchange. If we intend to distribute dividends through Planet Green, our WFOEs will transfer the dividends to our Hong Kong subsidiaries in accordance with the laws and regulations of the PRC, and then our Hong Kong subsidiaries will transfer the dividends to the Planet Green, and the dividends will be distributed from the Planet Green to all shareholders respectively in proportion to the shares they hold, regardless of whether the shareholders are U.S. investors or investors in other countries or regions. There can be no assurance that the PRC government will not intervene or impose restrictions on the Company’s ability to transfer cash out of China.

Effects of PRC foreign exchange regulations on our ability to transfer assets within our organization

Current foreign exchange and other regulations in the PRC may restrict our PRC subsidiaries and their ability to transfer their net assets to Planet Green and its subsidiaries and to investors. The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under our current corporate structure, Planet Green as the holding company may rely on dividend payments from its subsidiaries to fund any cash and financing requirements Planet Green may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of the State Administration of Foreign Exchange (the “SAFE”) by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of our PRC subsidiaries in China may be used to pay dividends to Planet Green. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of our PRC subsidiaries and VIE to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi.

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

Enforcement of Civil Liabilities

Currently all our directors and majority of senior executive officers either physically reside in China for a significant portion of each year, and/or are PRC nationals. As a result, it may be difficult for you to effect service of process upon us or those persons inside mainland China. In addition, there is uncertainty as to whether the PRC courts would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of U.S. securities laws or those of any U.S. state.

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

Our Manufacturing Facilities

General

We currently manufacture our products and provide services in Jingshan City and the Xianning City of Hubei Province and Toronto in Canada.

The following table indicates the year that operations commenced at each of the facilities and the size of the facilities.

Facility	Year Operations Commenced	Facility Size (square meters)
Xianning Bozhuang*	2013	33,333
Jingshan Sanhe**	2018	11,018

*	Became a VIE in May 2019 and a subsidiary in August 2021.

**	Became a subsidiary in September 2021.

Production Lines

We currently manufacture our products through production lines.

Our operations begin with the procurement of high-quality fresh green tea leaves from selected suppliers. These raw materials undergo a series of processing steps, including withering, rolling, controlled microbial fermentation, and drying. The fermentation stage is critical, as it involves carefully managed microbial activity that develops the tea’s distinctive flavor profile, aroma, and color, as well as its characteristic aging potential. Through this process, the tea acquires the attributes commonly associated with traditional dark tea products.

Following fermentation, the tea is refined and compressed into standardized shapes, primarily brick form, to facilitate storage, transportation, and long-term aging. Compressed products such as Qingzhuan tea are valued for their durability, extended shelf life, and ability to improve in taste and complexity over time under appropriate storage conditions. Leveraging our expertise in processing and fermentation, we focus on preserving these traditional qualities while enhancing product consistency and usability.

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

The following table shows the number and types of production lines, the types of products produced and the production capacity as of the date of this report:

Facility	Production Lines	Product Portfolio	Capacity
Xianning Bozhuang	There are six production lines: the production line of cyan brick tea with traditional handicraft; the production line of cyan brick tea; the production line of teabag; the production line of green tea and the production line of black tea	Cyan brick tea, black tea and green tea	Production line with 5,020 tons of production capacity

Jingshan Sanhe	There are two production lines: the production line of alcohol fuel and the production line of fuel additive	Alcohol based clean fuel, liquid wax, arene and biomass fuel	Two production lines with a total production capacity of 300,000 tons/year for ethanol fuel, and 3000 tons/year for fuel additive

We operate our production lines year-round.

Raw Materials

Our Supply Sources

Our business depends on the availability of a reliable supply of various raw materials and products, including tea leaves, chemical materials, alcohol-based fuel inputs, methanol fuel additives, and diesel. Due to the diversity and availability of supply sources for these materials, we believe our current supply is adequate to support our operations.

We source our raw materials primarily through domestic procurement channels to support our tea production, methanol fuel additive, alcohol-based fuel, and diesel businesses.

We select suppliers based principally on pricing, product quality, reliability of supply, and consistency of delivery. We typically procure materials from multiple domestic suppliers, including certain suppliers with whom we have maintained long-term business relationships. Our suppliers generally include wholesale agricultural product companies, food production enterprises, tea processing and packaging companies, and wholesalers of chemical products and diesel.

Our Customers

Our products are primarily sold in the domestic market in the People’s Republic of China through a combination of direct sales, sales agency relationships and established distribution channels.

For our tea products business, we sell primarily to regional distributors, wholesale customers, in the PRC market. In addition to direct product sales, we also engage sales agents to expand market coverage, strengthen channel penetration, and enhance product distribution across targeted regions.

For our methanol fuel additive, alcohol based fuel and diesel products business, we market and sell our products through direct customer sales, the construction and operation of refueling facilities, and technical cooperation arrangements with third-party business partners and commercial users. Our customers in this segment generally include transportation service providers, industrial users, fleet operators, and other enterprises seeking alternative or cleaner fuel solutions.

We continue to expand our customer base by strengthening relationships with existing channel partners, broadening our sales agent network, and pursuing strategic cooperation opportunities to enhance market reach.

Our Sales and Marketing Efforts

In 2025, our sales and marketing efforts are primarily focused on maintaining relationships with long-term customers, expanding our network of sales agents, and strengthening our internal sales team to develop and manage distribution channels. We emphasize a relationship-driven and channel-based approach to enhance customer retention, broaden market coverage, and drive revenue growth.

We place significant importance on maintaining and strengthening relationships with our existing long-term customers, who represent a stable and recurring source of revenue. Our customer retention strategy includes regular communication, consistent product and service quality, and responsive support to address evolving customer needs. By fostering long-term partnerships, we aim to enhance customer loyalty, encourage repeat transactions, and generate referrals that contribute to organic growth.

In addition, we have expanded our sales capabilities by engaging sales agents to support market development and customer acquisition. These sales agents assist in promoting our products and services, identifying potential customers, and facilitating transactions, particularly in regions where we do not maintain a direct operational presence. This model allows us to extend our geographic reach efficiently and penetrate new markets without incurring significant fixed costs, while maintaining flexibility in managing sales expenses.

Complementing our sales agent network, we maintain an internal sales team that is responsible for developing and managing sales channels and distribution relationships. Our sales team actively engages with distributors, wholesalers, and other channel partners to expand product availability and improve market penetration. They also coordinate closely with sales agents to align sales strategies, support channel partners, and ensure consistent execution across different markets.

Through the combination of strong customer relationship management, an expanding sales agent network, and a dedicated internal sales team focused on channel development, we aim to strengthen our market presence, enhance distribution efficiency, and support sustainable business growth.

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

Our Employees

As of December 31, 2025, we had a total of 45 employees. Approximately 45 of our full-time employees are directly employed by our subsidiaries.

The following table sets forth the allocation of employees, both direct and leased, by job function.

Number of
Department	Employees
Production	15
Purchasing	2
Research and Development	4
Quality Control	2
Sales	4
Finance	5
Management	13
Total	45

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

Jingshan Sanhe owns a professional laboratory which includes 17 sets of professional experimental equipment operated by two high-end scientific research experts to ensure the high quality of raw materials and products.

We rely heavily on customer feedback to assist us in the modification and development of our products. We also utilize customer feedback to assist us in the development of new products.

The amount we spent on research and development activities during the years ended December 31, 2025 was not a material portion of our total expenses for the year.

Government Regulation

As a company that continuously strives to create new value, we have been doing business in the following areas: production, processing, and sale of dark tea and manufacture and distribution of methanol fuel additives, alcohol based fuel, and diesel fuel.

Our tea product production and sales business is subject to regulations of China’s Agricultural Ministry and Ministry of Health. This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. It also regulates manufacturing practices, including quality assurance programs, for foods, through its current manufacturing practice regulations, and specifies the standards of identity for certain foods. We have obtained approvals from Chinese authorities for products that requires the approval under regulations, including quality safety approval from government.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report. Investment in our securities involves a high degree of risk. You should consider carefully all of the risks described on the Registration Statement on Form S-3 filed by the Company on March 17, 2026, and as subsequently amended, together with the other information contained in this report, before making a decision to invest in our units. If any of the events descripted in the risk factors occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

In the aggregate, we currently have land use rights to, or lease, a total of two properties with approximately 44,351 square meters, consisting of manufacturing facilities and office buildings for future expansion. We believe our current facilities provide adequate capacity for our current and projected needs.

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

Approximate Number of Holders of Our Common Stock

As of March 31, 2026, there were 332 stockholders of record of our common stock. This does not include the holders whose shares are held in a depository trust in “street” name.

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

Issuances of Unregistered Securities

During the fiscal year ended December 31, 2025, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. Accordingly, no disclosure is required pursuant to Item 701 of Regulation S-K.

Securities Authorized for Issuance under Equity Compensation Plans

We issued an aggregate of 6,950,000 shares under our equity compensation plan in the fiscal year of 2025.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are headquartered in Flushing, New York. After a series of acquisitions and dispositions in 2025 and 2024, our primary business, which is carried out by Jingshan Sanhe, Xianning Bozhuang and Fast Approach Inc, includes the following operations:

●	Manufacture and distribution of methanol fuel additives, alcohol based fuel, and diesel fuel;

●	Manufacture and distribute black tea and green tea products; and

●	Online advertising services.

Results of Operations

The following discussion should be read in conjunction with the company’s audited consolidated financial statement for the years ended December 31, 2025, and 2024 and related notes to that.

	Years Ended		Increase /	Increase /
	December 31,		Decrease	Decrease
(In Thousands of USD)	2025	2024	($)	(%)
Net revenues	3,041	4,693	(1,652)	(35)
Cost of revenues	2,940	4,138	(1,198)	(29)
Gross profit	101	555	(454)	(82)
Operating expenses:
Selling and marketing expenses	32	15	17	113
General and administrative expenses	17,642	3,063	14,579	476
Research & Developing expenses	71	57	14	25
Operating loss	(17,644)	(2,580)	(15,064)	584
Interest expense	(155)	(70)	(85)	121
Other income	18	77	(59)	(77)
Loss before tax	(17,781)	(2,573)	(15,208)	591
Income tax expense	(11)	-	(11)	(100)
Loss from continuing operations	(17,792)	(2,573)	(15,219)	591
Net loss from discontinuing operations	(9,184)	(4,756)	(4,428)	93
Net loss	(26,976)	(7,329)	(19,647)	268

Net Revenues. Our net revenues for the fiscal year ending on December 31, 2025 amounted to $3.04 million, reflecting a decline of approximately $1.65 million or 35% compared to the previous year’s figure of $4.69 million (ending on December 31, 2024). The decrease in revenue can be attributed to the stagnant sales of diesel, which decreased from $4.10 million to $2.79 million during the current period, and a decline in advertising service revenue from $0.41 million to $644.

Cost of Revenues. During the year ended December 31, 2025, we experienced a decrease in cost of revenue of $1.20 million or 29%, in comparison to the year ended December 31, 2024, from approximately $4.14 million to $2.94 million. This change was mainly due to a decrease in cost of revenue from sales of diesel products.

Gross Profit. Our gross profit declined by $0.45 million, representing a decrease of 82% to $0.10 million for the fiscal year ended December 31, 2025 compared to $0.56 million for the fiscal year ended December 31, 2024. The decrease in gross profit was attributed to a decrease in revenue, as discussed above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $0.02 million, or 113%, to $0.03 million for the year ended December 31, 2025 from $0.02 million for the year ended December 31, 2024. This increase was mainly due to the increase in shipping and delivery expenses and business travel and meals expense.

General and Administrative Expenses. Our general and administrative expenses for the year ended December 31, 2025 increased by $14.58 million, to $17.64 million compared to the previous year’s $3.06 million, This increase was mainly due to the Company’s issuance of 6,950,000 shares of common stock under the 2025 Plan for a fair value of $14.43 million.

Net Loss

Our net loss increased by $19.65 million, or 268%, to a net loss of $26.98 million for the year ended December 31, 2025 from $7.33 million in net loss for the year ended December 31, 2024. This decrease was primarily attributed to the increase in general and administrative expenses and the increase of net loss from discontinuing operations.

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash-on-hand and operating and capital expenditure commitments. Our liquidity needs meet our working capital requirements, operating expenses, and capital expenditure obligations. In the reporting period in the fiscal year 2025, our primary sources of financing have been cash generated from operations and proceeds from bank loans.

As of December 31, 2025, we had cash and restricted cash of $118,956 compared to $180,335 as of December 31, 2024. The debt to assets ratio was 121.3% and 54.0% as of December 31, 2025 and December 31, 2024, respectively. We expect to finance our operations and working capital needs in 2026 from cash generated from operations and, if needed, private financing. Suppose available liquidity is insufficient to meet our operating and loan obligations as they come due. In that case, our plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that we will raise additional capital or reduce discretionary spending to provide liquidity if needed. We cannot be sure of the availability or terms of any alternative financing arrangements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss from continuing operations of $17,791,496 for the year ended December 31, 2025. As of December 31, 2025, the Company had an accumulated deficit of $175,029,363, a working capital deficit of $7,070,747, its net cash used in operating activities from continuing operations for the year ended December 31, 2025 was $1,786,297.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the Years Ended December 31
(In thousands of U.S. dollars)	2025	2024
Net cash flows (used in) provided by operating activities	(1,786)	812
Net cash flows (used in) provided by investing activities	(4)	-
Net cash flows provided by (used in) financing activities	1,739	(838)

Operating Activities

Net cash used in operating activities was $1.79 million during the year ended December 31, 2025, compared to $0.81 million provided by operating activities during the year ended December 31, 2024. This change was primarily due to the increase in net loss from continuing operations of $15.22 million, less increase in adjustments to reconcile net loss of $14.66 million and changes in net cash used in operating activities from discontinued operations of $0.43 million, plus changes in net operating assets and liabilities of $2.47 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $4,334, compared to $190 provided by investing activities for the same period in 2024, which was primarily cash used for purchase of equipment, and cash received from disposal of equipment.

Financing Activities

The net cash provided by financing activities was $1.74 million during the year ended December 31, 2025, compared to net cash used in financing activities of $0.84 million for the same period in 2024. This change can be attributed to a rise in proceeds from bank loans.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with the United States generally accepted accounting principles requires our management to make assumptions, estimates, and judgments that affect the amounts reported in the financial statements, including the notes to that, and related disclosures of commitments contingencies, if any.

Impairment of Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. This evaluation requires significant judgment, including the identification of the relevant asset group, the assessment of impairment indicators, and the determination of fair value when impairment is recognized. In estimating fair value, we consider factors such as the expected future utilization of production lines and equipment, market conditions, replacement cost, physical deterioration, and functional and economic obsolescence. As of December 31, 2025, our plant and equipment, net was approximately $4.7 million, and we recognized an impairment charge of approximately $130,000 during the year ended December 31, 2025. Accordingly, changes in our assumptions, including whether suspended or underutilized production assets are expected to return to service and the extent of future utilization, could materially affect the amount of any future impairment charges.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2025, begins on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act.

Based upon this evaluation, our management has concluded that, as of December 31, 2025, our existing disclosure controls and procedures were ineffective because of a material weakness in our internal control over financial reporting due to lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of a company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of a company’s management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of a company’s assets that could have a material effect on the consolidated financial statements.

Our management, with the participation and under the supervision of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on this evaluation, we identified one deficiency, which related to a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements, and which we believe to be a material weakness as of December 31, 2025.

As a result of the above material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025. To remedy our identified material weakness as of December 31, 2025, we have undertaken the remedial steps and also plan to adopt certain measures to improve our internal control over financial reporting as set forth below.

Remediation plan of the Material Weakness in Internal Control over Financial Reporting Reported as of December 31, 2025

As of the date of this annual report, we have not fully addressed the above-referenced weakness. However, we have made progress in implementing remedial measures, including:

(i)	recruiting qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework. Since very few companies in Hubei Province, the area in which our main PRC operating subsidiaries are located, have sought public listing on a U.S. exchange, we have difficulty identifying qualified accounting candidates with U.S. GAAP experience and expertise. We plan to search for qualified personnel in other regions of China; and

(ii)	implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel.

While we believe that these efforts will improve our internal control over financial reporting, our remediation efforts are ongoing and will require validation. We will not be able to conclude whether the steps we are taking will fully remediate the remaining material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC where domestic and foreign registrants that are non-accelerated filers, which we are not required to provide the auditor attestation report.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal controls over financial reporting that occurred during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

During the Company’s fourth quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following table sets forth the name, age and position of each of our current directors and officers.

Name	Age	Position
Bin Zhou	36	Chairman and Chief Executive Officer
Lili Hu	48	Chief Financial Officer
Luojie Pu	38	Director
King Fai Leung	53	Director
Yang Cao	33	Director

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

Board of Directors

Our Board met on nine occasions during the fiscal year of 2025. Each of the members of our Board attended more than 75% of the total number of meetings held by our Board and the committees on which each director served during the fiscal year of 2025.

Committees of the Board

The standing committees of the Board consist of an audit committee, a compensation committee and a nominating and corporate governance committee. The board of directors may from time to time establish other committees. Our chief executive officer and other executive officers regularly report to the non-executive directors and the audit, the compensation and the nominating and corporate governance committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls.

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

The Audit Committee has adopted a written charter, a copy of which is available on our website at www.planetgreenholdings.com, and a printed copy of which is available to any stockholder requesting a copy by writing to: Planet Green Holdings Corp., c/o Board of Director Office, 130-30 31st Ave, Suite 512, Flushing, NY, 11354. During the fiscal year ended December 31, 2025, our Audit Committee held four meetings.

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

The Compensation Committee meets on an annual basis and holds special meetings as needed. The Compensation Committee meetings may be called by the Committee chairman, the Chairman of the Board of Directors or a majority of Committee members. The Chief Executive Officer and Chief Financial Officer also provide recommendations to the Compensation Committee relating to compensation of other executive officers. The Compensation Committee held one meeting in fiscal year 2025.

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

The current members of the Nominating and Corporate Governance are Yang Cao, Luojie Pu and King Fai Leung. Ms. Cao is the chairman of the Nominating and Corporate Governance Committee. During the fiscal year 2025, our Nominating and Corporate Governance Committee held one meeting.

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

Compensation Recovery (“Clawback”) Policy

On November 28, 2023, the Company’s Board of Directors adopted a Clawback Policy (the “Clawback Policy”). The Clawback Policy is intended to further the Company’s pay-for-performance philosophy and to comply with applicable law by providing for the reasonably prompt recovery of certain incentive-based compensation received by executive officers in the event of an accounting restatement. The Clawback Policy is intended to comply with, and will be interpreted in a manner consistent with, Section 10D of the Exchange Act, with Exchange Act Rule 10D-1 and with the NYSE listing requirements. The Clawback Policy is administered by a majority of independent directors serving on the Board or, if so designated by the Board, a committee thereof (the independent directors or such committee charged with administration of this Policy, the “Administrator”). The Administrator is authorized to interpret and construe this Policy and to make all determinations necessary, appropriate or advisable for the administration of this Policy. Any determinations made by the Administrator shall be final and binding on all affected individuals and need not be uniform with respect to each individual covered by the Policy. In the administration of this Policy, the Administrator is authorized and directed to consult with the full Board or such other committees of the Board, such as the Audit Committee, as may be necessary or appropriate as to matters within the scope of such other committee’s responsibility and authority.

Insider Trading Policy

The Company has adopted an Insider Trading Policy (the “Insider Trading Policy”), which, among other things, govern the purchase, sale, and/or other disposition of the Company’s securities by the Company’s directors and officers, all other employees of the Company and its subsidiaries, and which the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. Among other things, the Insider Trading Policy prohibits any of our directors and officers (and members of their immediate families and households and their controlled entities) who is aware of material non-public information relating to the Company from, directly, or indirectly through family members or other persons or entities: (1) engaging in transactions in our securities (except in limited circumstances as set forth in the Insider Trading Policy, such as pursuant to a trading plan established under Exchange Act Rule 10b5-1), (2) recommending that others engage in transactions in our securities, (3) disclosing the material non-public information to persons within the Company or the Adviser whose jobs do not require them to have that information, or outside the Company or the Adviser to other persons (other than under certain limited circumstances set forth in the Insider Trading Policy), or (4) assisting anyone transacting on the basis of material non-public information.

Our directors and officers are also prohibited under the Insider Trading Policy from engaging in the following transactions in the Company’s securities: (i) short-term trading (i.e., effectuating opposite-way trades in the same class of security within six months of each other); (ii) short sales; and (iii) buying or selling puts or calls or other derivative securities on the Company’s securities. The Insider Trading Policy is filed as an exhibit to this Proxy Statement.

The Company’s Insider Trading Policy prohibits directors, officers and key employees from selling short or purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds), or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s securities.

Legal Proceedings

To the Company’s knowledge, other than the litigation brought by Daqi Cui against the Company, there are no material proceedings to which any of our directors and officers or affiliates of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2025 Summary Compensation Table” below. For the year ended December 31, 2025, our “named executive officers” and their positions were as follows: Bin Zhou, Chief Executive Officer and Lili Hu, Chief Financial Officer.

Summary Compensation Table

The following table sets forth information concerning all forms of compensation earned by our named executive officers during the fiscal years ended December 31, 2024 and 2025 for services provided to us and our subsidiaries and VIEs. None of our current executive officers earned compensation that exceeded $100,000 during the fiscal years ended December 31, 2024 or 2025.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Bin Zhou,	2025	$96,000	$-	$2,125,000	$-	$-	$2,221,000
Chairman, Chief Executive Officer and Director	2024	$96,000	$-	$-	$-	$-	$96,000
			-	-	-	-
Lili Hu,	2025	$84,000	$-	$-	$-	$-	$84,000
Chief Financial Officer Director	2024	$84,000	$-	$-	$-	$-	$84,000

In October 2020, the Board appointed Bin Zhou as a member of the Board and the Chief Executive Officer. Pursuant to the employment agreement with Mr. Zhou dated October 25, 2020 and renewed on October 25, 2025, we are obligated to pay Mr. Zhou compensation of $96,000 per year. The employment agreement has a term of one year and the employment agreement shall be automatically renewed for an additional year unless either party gives prior written notice of non-renewal to the other party at lease sixty (60) days prior to the termination date of the employment agreement. Under his employment agreement, in the event Mr. Zhou’ s employment is terminated by the Company other than for cause (as defined in his employment agreement) or by reason of his death or disability, or if Mr. Zhou terminates the agreement for “good reason” (as defined in the employment agreement), he will be entitled to three (3) months of severance pay at his then effective salary, plus any accrued and unpaid salary and benefits up to the date of termination and he shall be entitled to retain any options to the extent vested immediate prior to the date of termination. On September 16, 2025, the board resolved to issue 1,100,000 common stock to Bin Zhou under the incentive plan of the Company.

In June 2020, the Board appointed Lili Hu to serve as the Chief Financial Officer. Pursuant to the employment agreement dated June 24, 2020 and renewed on June 24, 2025 with Ms. Hu, we are obligated to pay Ms. Hu compensation of $84,000 per year. The employment agreement has a term of one year and the employment agreement shall be automatically renewed for an additional year unless either party gives prior written notice of non-renewal to the other party at lease sixty (60) days prior to the termination date of the employment agreement. Under her employment agreement, in the event Ms. Hu’ s employment is terminated by the Company other than for cause (as defined in his employment agreement) or by reason of his death or disability, or if Ms. Hu terminates the agreement for “good reason” (as defined in the employment agreement), she will be entitled to three (3) months of severance pay at his then effective salary, plus any accrued and unpaid salary and benefits up to the date of termination and he shall be entitled to retain any options to the extent vested immediate prior to the date of termination.

Director Compensation

The following individuals served as non-employee directors of the Company for fiscal 2025: Luojie Pu, King Fai Leung, and Yang Cao. The following table sets forth information concerning the compensation for our non-employee directors for services rendered during the year ended December 31, 2025. Additionally, we reimburse our non-employee directors for reasonable travel and other out-of-pocket expenses incurred in connection with attending board of director and committee meetings or undertaking other business on behalf of our company.

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total

Luojie Pu,	$24,000	$--	$--	$24,000

King Fai Leung,	$21,600	$--	$--	$21,600

Yang Cao,	$24,000	$--	$--	$24,000

In August 2022, the Board appointed Luojie Pu to serve as the Director. Pursuant to a director compensation t agreement with Ms. Pu, we are obligated to pay Ms. Pu compensation of $24,000 per year.

In July 2019, the Board appointed King Fai Leung to serve as the Director. Pursuant to a director compensation agreement with Mr. Leung, we are obligated to pay Mr. Leung compensation of $21,600 per year.

In March 2020 the Board appointed Yang Cao to serve as the Director. Pursuant to a director compensation agreement with Ms. Cao, we are obligated to pay Ms. Cao compensation of $24,000 per year.

2025 Equity Incentive Plan

The 2025 Equity Incentive Plan (the “2025 Equity Plan”), was adopted by the Board of Directors and approved by the stockholders on August 29, 2025. The purpose of the 2025 Equity Plan is to attract and retain personnel of the highest caliber, provide incentive for officers, directors, employees and other key persons and to promote the well-being of the Company.

The 2025 Plan is administered by the Board of Directors or the Compensation Committee and permits the issuance of up to 7,000,000 shares of Common Stock upon exercise or conversion of grants and awards made from time to time to officers, directors, employees and consultants. Under the 2025 Equity Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. Subject to the provisions of the plan, the committee determines, among other things, the persons to whom from time to time awards may be granted, the specific type of awards to be granted, the number of shares subject to each award, share prices, any restrictions or limitations on the awards, and any vesting, exchange, surrender, cancellation, acceleration, termination, exercise or forfeiture provisions related to the awards.

Under the 2025 Equity Plan, shares of stock subject to other awards that are forfeited or terminated will be available for future award grants under the 2025 Equity Plan. If a holder pays the exercise price of a stock option by surrendering any previously owned shares of common stock or arranges to have the appropriate number of shares otherwise issuable upon exercise withheld to cover the withholding tax liability associated with the stock option exercise, the number of common shares available under the 2025 Equity Plan may be increased by the lesser of (i) the number of such surrendered shares and shares used to pay taxes; and (ii) the number of shares purchased under such stock option.

Under the 2025 Equity Plan, in the event of a change in the number of shares of Company common stock as a result of a dividend on shares of common stock payable in shares of common stock, or a common stock forward split or a reverse split or other extraordinary or unusual event that results in a change in the shares of common stock as a whole, the administrator shall determine whether such change equitably requires an adjustment in the terms of any award in order to prevent dilution or enlargement of the benefits available under the 2025 Equity Plan or the aggregate number of common shares reserved for issuance under the 2025 Equity Plan. Unless terminated by the Board, the 2025 Equity Plan shall continue to remain effective until the earlier of (i) ten (10) years or (ii) the date when no further awards may be granted and all awards granted under the plan are no longer outstanding.

The following table sets forth information as of December 31, 2025 regarding shares of Common Stock that may be issued under the 2025 Equity Plan, which, as of the date of this report, is the only equity compensation plan that has been adopted by our Board of Directors.

Plan Category	(A) Number of Securities to be issued upon exercise of outstanding options, warrants and rights		(B) Weighted average per share exercise price of outstanding options, warrants and rights	(C) Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	—	(1)	—	50,000	(2)
Equity compensation plans not approved by security holders	—		—	—

(1)	As of December 31, 2025, the Company has not granted any options, warrants or rights under the 2025 Equity Plan.

(2)	During the fiscal year ended December 31, 2025, the Company issued an aggregate of 6,950,000 shares of common stock to nine employees under the 2025 Equity Plan.

Equity Award Grant Practices

Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our Named Executive Officers. The Board or Compensation Committee is responsible for approving equity grants. The Board and Compensation Committee do not take material nonpublic information into account when determining the timing and terms of equity-based awards, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. We have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation for any Named Executive Officer grants in fiscal year 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2025 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors and (iii) by all of our officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Except as otherwise indicated, the persons listed below have advised us that they have direct sole voting and investment power with respect to the shares listed as owned by them.

Unless otherwise specified, the address of each of the persons set forth below is c/o Planet Green Holdings Corp., 130-30 31st Ave, Suite 512, Flushing, NY 11354.

In the table below, percentage ownership is based on 14,232,714 shares of our common stock outstanding as of December 31, 2025.

Name and title of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Directors, Executive Officers and 5% or Greater Stockholders

Bin Zhou, Chairman, Chief Executive Officer and Director	2,594,200	18.23%
Lili Hu, Chief Financial Officer	-	-
Luojie Pu, Director	-	-
King Fai Leung, Director	-	-
Yang Cao, Director	-	-
All executive officers, directors and director nominees as a group (five individuals)	2,594,200	18.23%

Changes in Control

There are currently no arrangements which would result in a change in control of us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE~~.~~

Related Party Transactions

Except as described below, there have been no transactions since January 1, 2025 or proposed transactions to which we have been or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than transactions that are described under the section “Executive and Director Compensation.”

As of December 31, 2025 and 2024, the outstanding balance due to certain related parties was as set forth in the table below. The balance was advanced for the working capital of the Company, and is non-interest bearing and unsecured unless further disclosed.

		As of December 31,
		2025	2024
Mr. Bin Zhou	Chief Executive Officer and Chairman of the Company	$628,621	$1,299,675
Ms. Luojie Pu	Independent director of the Company	872,803	836,190

See also information set forth in Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Accounting fees consisted of the following as of December 31, 2025 and December 31, 2024:

	12/31/2024	12/31/2025
Accounting fees	$400,000	$300,000
Total	$400,000	$300,000

YCM CPA INC. is the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2024 and December 31, 2025 and the accounting fees such period were $400,000 and $400,000 respectively. Such fees related to audit services provided by YCM CPA INC. and consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly interim financial statements, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. No audit-related, or other services were provided by YCM CPA INC. during such periods.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1 and 2) Financial Statement and Schedules

The financial statements contained in the “Audited Financial Statements” beginning on page F-1 of this annual report on Form 10-K.

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the registrant, as filed with the Nevada Secretary of State on June 15, 2009. Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.
3.2	Certificate of Amendment of the registrant, as filed with the Nevada Secretary of State on September 28, 2018. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 2, 2018.
3.3	Certificate of Amendment of the registrant, as filed with the Nevada Secretary of State on September 9, 2025. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on September 10, 2025.
3.4	Bylaws of the registrant. Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-3 filed on January 29, 2010.
4.1*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1*	Employment Agreement dated with Bin Zhou.
10.2*	Employment Agreement with Lili Hu.
10.3*	2025 Equity Incentive Plan.
14.1	Business Ethics Policy and Code of Conduct, adopted on April 30, 2007. Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 9, 2007.
19.1*	Insider Trading Policy
21.1*	List of subsidiaries of the registrant.
23.1*	Consent of YCM CPA Inc.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Planet Green Holdings Corp. Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET GREEN HOLDINGS CORP.

Date: March 31, 2026	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bin Zhou	Chief Executive Officer and Chairman	March 31, 2026
Bin Zhou	(Principal Executive Officer)

/s/ Lili Hu	Chief Financial Officer and Director	March 31, 2026
Lili Hu	(Principal Financial Officer and Principal Accounting Officer)

/s/ Luojie Pu	Director	March 31, 2026
Luojie Pu

/s/ King Fai Leung	Director	March 31, 2026
King Fai Leung

/s/ Yang Cao	Director	March 31, 2026
Yang Cao

PLANET GREEN HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the shareholders of

Planet Green Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Planet Green Holdings Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company records an accumulated deficit as of December 31, 2025, and the Company currently has a working capital deficit, continued net losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Impairment of Long-lived Assets

Description of the Matter

As discussed in Note 2 and Note 9 to the consolidated financial statements, the Company’s reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. During the year ended December 31, 2025, the Company recognized an impairment charge of approximately $130,000 related to plant and equipment. As of December 31, 2025, plant and equipment net was approximately $4.7 million.

We identified the impairment assessment of certain long-lived assets as a critical audit matter because auditing management’s impairment evaluation involved especially challenging, subjective, and complex judgement. In particular, significant judgement was required in evaluating the identification of the relevant asset group, the existence and effect of impairment indicators, and the assumptions used in estimating the fair value of the asset group, including assumptions related to the continued suspension of production, the expected future utilization of the production line, and other valuation inputs used to determine the impairment amount.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included, among others, evaluating management’s identification of the relevant asset group, assessing the existence of impairment indicators, and assessing whether events and circumstances, including the prolonged suspension of production and reduced utilization of the related assets, indicated possible impairment. We also tested the completeness and accuracy of the underlying data used in the impairment analysis, obtained an understanding of the valuation methodology used in management’s valuation report and evaluated the reasonableness of significant assumptions and inputs applied in the valuation. In addition, we assessed the adequacy of the related disclosures in the consolidated financial statements.

/s/ YCM CPA INC.

We have served as the Company’s auditor since 2022.

PCAOB ID 6781

Irvine, California

March 31, 2026

Planet Green Holdings Corp.

Consolidated Balance Sheets

	As of December 31,
	2025	2024
Assets
Current assets
Cash	$118,956	$180,039
Restricted cash	-	296
Accounts receivable, net	209,206	56,281
Inventories, net	737,970	851,739
Advances to suppliers, net	984,566	849,535
Other receivables, net	1,610	262,696
Other receivables-related parties	2,736,302	1,916,298
Prepaid expenses	20,071	480,067
Assets of discontinuing operations	-	10,295,422
Total current assets	4,808,681	14,892,373

Non-current assets
Plant and equipment, net	4,652,972	4,957,928
Intangible assets, net	717,311	819,072
Construction in progress, net	23,909	22,906
Goodwill	7,005	4,724,699
Total non-current assets	5,401,197	10,524,605

Total assets	$10,209,878	$25,416,978

Liabilities and Stockholders’ Equity
Current liabilities
Loans-current	$5,255,536	$1,641,503
Accounts payable	2,114,143	1,851,646
Advance from customers	213,127	368,232
Taxes payable	232,066	80,671
Other payables and accrued liabilities	2,140,130	1,948,434
Other payables-related parties	1,924,426	2,950,972
Liabilities of discontinuing operations	-	4,470,660
Total current liabilities	11,879,428	13,312,118

Non-current liabilities
Loans-noncurrent	500,493	410,998
Total non-current liabilities	500,493	410,998

Total liabilities	12,379,921	13,723,116
Commitments and contingencies
Stockholders’ equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	-	-
Common stock: $0.001 par value, 1,500,000,000 shares authorized; 14,232,714 and 7,282,714 shares issued and outstanding as of December 31, 2025 and 2024, respectively	14,233	7,283
Additional paid-in capital	170,190,324	155,767,774
Accumulated deficit	(175,029,363)	(148,053,653)
Accumulated other comprehensive income	2,658,143	3,972,458
Non-controlling interests	(3,380)	-
Total stockholders’ (deficit) equity	(2,170,043)	11,693,862

Total liabilities and stockholders’ (deficit) equity	$10,209,878	$25,416,978

See Accompanying Notes to the Consolidated Financial Statements

Planet Green Holdings Corp.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2025	2024
Net revenues	$3,040,616	$4,692,664
Cost of revenues	2,939,679	4,138,015
Gross profit	100,937	554,649

Operating expenses:
Selling and marketing expenses	32,302	15,291
General and administrative expenses	17,641,990	3,062,691
Research and developing expenses	70,222	57,080
Total operating expenses	17,744,514	3,135,062

Operating loss	(17,643,577)	(2,580,413)

Other income (expenses)
Interest income	139	379
Interest expenses	(155,538)	(70,542)
Other income	32,883	87,262
Other expenses	(14,104)	(9,772)
Total other (expenses) income	(136,620)	7,327

Loss before income taxes	(17,780,197)	(2,573,086)

Income tax expenses	11,299	-

Loss from continuing operations	(17,791,496)	(2,573,086)

Discontinued operations:
Loss from discontinued operations	(9,184,214)	(4,755,970)

Net loss	(26,975,710)	(7,329,056)

Less: Net loss attributable to non-controlling interest	-	-

Net loss attributable to ordinary shareholders of PLAG	(26,975,710)	(7,329,056)

Net loss	(26,975,710)	(7,329,056)

Foreign currency translation adjustment	(180,452)	(417,294)

Total comprehensive loss	$(27,156,162)	$(7,746,350)

Loss per share of common stock - basic and diluted
Continuing operations	$(2.21)	$(0.35)
Discontinued operations	$(1.14)	$(0.65)
Basic and diluted weighted average shares outstanding	8,061,755	7,282,714

See Accompanying Notes to the Consolidated Financial Statements

Planet Green Holdings Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2025 and 2024

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Equity
	Shares	Amount	Capital	Deficit	Income	Interests	(Deficit)
Balance as of December 31, 2023	7,282,714	$7,283	$155,767,774	$(140,724,597)	$4,389,752	$-	$19,440,212
Net loss	-	-	-	(7,329,056)	-	-	(7,329,056)
Foreign currency translation adjustment	-	-	-	-	(417,294)	-	(417,294)
Balance as of December 31, 2024	7,282,714	$7,283	$155,767,774	$(148,053,653)	$3,972,458	-	$11,693,862
Net loss	-	-	-	(26,975,710)	-	-	(26,975,710)
Disposal of subsidiaries	-	-	-	-	(1,133,863)	-	(1,133,863)
Acquiring subsidiaries	-	-	-	-	-	(3,380)	(3,380)
Stock based compensation	6,950,000	6,950	14,422,550	-	-	-	14,429,500
Foreign currency translation adjustment	-	-	-	-	(180,452)	-	(180,452)
Balance as of December 31, 2025	14,232,714	$14,233	$170,190,324	$(175,029,363)	$2,658,143	$(3,380)	$(2,170,043)

See Accompanying Notes to the Consolidated Financial Statements

Planet Green Holdings Corp.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,975,710)	$(7,329,056)
Add: net loss from discontinuing operations	9,184,214	4,755,970
Net loss from continuing operations	(17,791,496)	(2,573,086)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	790,362	630,427
Amortization	133,902	133,712
Allowance for doubtful accounts	292,797	349,730
Stock based compensation	14,429,500	-
Impairment of plant and equipment	126,805	-
Loss on disposal of plant and equipment	-	(253)
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivables	(174,130)	(46,789)
Inventories	146,977	537,916
Advances to suppliers	(61,424)	1,150,734
Other receivables	155	(52)
Accounts payable	199,159	(33,569)
Advance from customer	(166,877)	(28,580)
Other payables and accrued liabilities	143,985	1,122,052
Taxes payable	143,988	40,194
Deferred income	-	(14,702)
Other long-term liabilities	-	(29,404)
Net cash (used in) provided by operating activities from continuing operations	(1,786,297)	1,238,330
Net cash used in operating activities from discontinued operations	-	(426,497)
Net cash (used in) provided by operating activities	(1,786,297)	811,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(4,824)	(1,199)
Cash received from disposal of plant and equipment	-	1,389
Net increase in cash from acquisition of subsidiary	490	-
Net cash (used in) provided by operating activities from continuing operations	(4,334)	190
Net cash provided by operating activities from discontinued operations	-	-
Net cash (used in) provided by investing activities	(4,334)	190

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loans	4,599,652	2,081,469
Repayment of bank loans	(1,083,730)	-
Changes in related party balances, net	(1,776,689)	(2,919,055)
Net cash provided by (used in) continuing financing activities	1,739,233	(837,586)
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by (used in) financing activities	1,739,233	(837,586)

Net decrease in cash and restricted cash	(51,398)	(25,563)

EFFECT OF EXCHANGE RATE ON CASH AND RESTRICTED CASH	(9,981)	(2,826)

CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	180,335	208,724

CASH AND RESTRICTED CASH AT END OF YEAR	$118,956	$180,335

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$139	$396
Interest paid	$155,538	$70,542

See Accompanying Notes to the Consolidated Financial Statements

PLANET GREEN HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

1. Organization and Principal Activities

Planet Green Holdings Corp. (the “Company” or “PLAG”) is a holding company incorporated in Nevada. We are engaged in various businesses through our subsidiaries in China and Canada.

On May 9, 2019, the Company issued an aggregate of 1,080,000 shares of Planet Green Holdings Corporation’s common stock to the BoZhuang Shareholders, in exchange for BoZhuang Shareholders’ agreement to enter into VIE Agreements (the “BoZhuang VIE Agreements”). On August 1, 2021, the VIE agreements with Xianning Bozhuang Tea Products Co., Ltd. was terminated and the company acquired 100% equity of Xianning Bozhuang Tea Products Co., Ltd. for restructuring purposes.

On August 12, 2019, through Lucky Sky HK, the Company established Lucky Sky Petrochemical, a wholly foreign-owned enterprise incorporated in Xianning City, Hubei Province, China. On December 9, 2020, Lucky Sky Petrochemical Technology (Xianning) Co., Ltd. changed its name to Jiayi Technologies (Xianning) Co., Ltd. (“Jiayi Technologies” or “WFOE”)

On May 29, 2020, the Promising Prospect BVI Limited incorporated Lucky Sky Planet Green Holdings Co., Limited, a limited liability company incorporated in Hong Kong.

On June 5, 2020, the Promising Prospect BVI Limited acquired all of the outstanding equity interests of Fast Approach Inc. Fast Approach was incorporated under Canada’s laws and provides digital advertising delivery and operational services, with China and North America serving as its two core markets.

On June 16, 2020, Lucky Sky Holdings Corporations (H.K.) transferred its 100% equity interest in Lucky Sky Petrochemical to Lucky Sky Planet Green Holdings Co., Limited (H.K.).

On January 6, 2021, Planet Green Holdings Corporation (Nevada) issued an aggregate of 2,200,000 shares of common stock of the Company to the equity holders of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. in exchange for the transfer of 85% of the equity interest of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd. For restructuring purposes, on September 1, 2021, the VIE agreements with Jingshan Sanhe were terminated and Hubei Bryce Technology Co., Ltd. acquired the shares of Jingshan Sanhe. On September 14, 2022, Planet Green Holdings Corp. and Hubei Bulaisi Technology Co., Ltd. a subsidiary of the Company, entered into a Share Purchase Agreement with Xue Wang, a shareholder of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., pursuant to which, among other things and subject to the terms and conditions contained therein, the Purchaser agreed to effect share purchase from the Seller of 15% of the outstanding equity interests of Jingshan, and the Company shall pay to the Seller an aggregate of U.S. $3,000,000 in exchange for 15% of the issued and outstanding shares. On September 14, 2022, the Company closed the Share Purchase transaction. As a result, Hubei Bryce Technology Co., Ltd. owned 100% shares of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.

On December 9, 2021, Planet Green Holdings Corporation (Nevada) issued an aggregate of 5,900,000 shares of common stock to the equity holders of Shandong Yunchu Supply Chain Co., Ltd. (“Shandong Yunchu”) for the transfer to 100% of the equity interest of Shandong Yunchu to the Jiayi Technologies (Xianning) Co., Ltd. For the best interest of the Company, on April 30, 2025, the Board resolved to discontinue the operation of Shandong Yunchu. Subsequently, on September 1, 2025, the Company disposed of its 100% equity interest in Promising Prospect HK Limited (“Promising HK”) for nominal consideration. Promising HK holds the 100% equity interest in Shandong Yunchu through Jiayi Technologies and does not own any other operating assets of the Company. The disposal of Promising HK, Shandong Yunchu and Jiayi Technologies resulted in loss from disposal of approximately $9.2 million.

On April 8, 2022, Planet Green Holdings Corporation (Nevada) issued an aggregate of 7,500,000 shares of common stock to the equity holders of Allinyson Ltd. for the acquisition of 100% of the equity interest of Allinyson Ltd., including its wholly-owned subsidiary Baokuan Technology (Hongkong) Limited. On April 1, 2024, Allinyson Ltd. and its subsidiaries have been completely disposed, resulting in gain from disposal of $355,517.

On November 26, 2025, Bozhuang entered into a Share Purchase Agreements with shareholders of Hubei Shengsili Biotechnology Co., Ltd. (“Hubei Shengsili”), to acquire 67% equity interests in Hubei Shengsili for a consideration of $143, resulting in goodwill of $7,005.

On December 16, 2025, the Company incorporated PinnacleTech HK Limited (“PinnacleTech HK”), a limited liability company incorporated in Hong Kong.

On December 24, 2025, the Company incorporated Dingfeng Biotechnology Xianning Co., Ltd. (“Dingfeng”), a PRC limited liability company.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss from continuing operations of $17,791,496 for the year ended December 31, 2025. As of December 31, 2025, the Company had an accumulated deficit of $175,029,363, a working capital deficit of $7,070,747, and its net cash used in operating activities from continuing operations for the year ended December 31, 2025 was $1,786,297.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Management has prepared the accompanying consolidated financial statements and these notes according to generally accepted accounting principles in the United States (“GAAP”). The Company maintains its general ledger and journals with the accrual method accounting.

Principles of Consolidation

Details of the Subsidiaries of the Company as of December 31, 2025 are set below:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
Promising Prospect BVI Limited	The British Virgin Islands	100	$10,000
Fast Approach Inc.	Canada	100	79
Shanghai Shuning Advertising Co., Ltd. (a subsidiary of Fast Approach Inc.)	PRC	100	-
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. (a subsidiary of Hubei Bryce Technology Co., Ltd.)	PRC	100	4,710,254
Xianning Bozhuang Tea Products Co., Ltd. (a subsidiary of Dingfeng Technology Xianning Co., Ltd)	PRC	100	6,277,922
Bless Chemical Co., Ltd. (a subsidiary of Shine Chemical)	Hong Kong	100	10,000
Hubei Bryce Technology Co., Ltd. (a subsidiary of Bless Chemical)	PRC	100	30,000,000
Shine Chemical Co., Ltd.	Cayman	100	8,000
Hubei Shengsili Biotechnology Co., Ltd. (a subsidiary of Xianning Bozhuang Tea Products Co., Ltd.)	PRC	67	4,289,943
PinnacleTech HK Limited (a subsidiary of Promising Prospect BVI Limited)	Hong Kong	100	1,285
Dingfeng Biotechnology Xianning Co., Ltd. (a subsidiary of PinnacleTech HK Limited)	PRC	100	142,998

Management has eliminated all significant inter-company balances and transactions in preparing the accompanying consolidated financial statements.

Reclassifications

Certain amounts on the prior years’ consolidated balance sheets and statement of operations were reclassified to reflect discontinuing operations, with no effect on ending stockholders’ equity.

Use of Estimates

The consolidated financial statements preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management evaluates estimates, including the allowance for credit losses of accounts receivable, amounts due from related parties and equity investments, the useful lives of our property and equipment, impairment of long-lived assets, long-term investments and goodwill, etc. Management bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.

Cash and Restricted Cash

Cash includes currency on hand and deposits held by banks that can be added or withdrawn without limitation. The Company maintains most of its bank accounts in the PRC. Cash maintained in banks within the People’s Republic of China of less than RMB0.5 million (equivalent to $71,499) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China.

Restricted cash includes any cash that is legally restricted as to withdrawal or usage. As of December 31, 2025 and 2024, cash in the amount of $0 and $296 was restricted by court due to lawsuits against the Company.

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

Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. The Company typically applies a salvage value of 0% to 5%. The estimated useful lives of the plant and equipment are as follows:

Buildings	5-30 years
Machinery and equipment	2-10 years
Motor vehicles	4-10 years
Office equipment	1-10 years

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

Land use rights	50 years
Software licenses	2-5 years
Trademarks	7-16 years

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

During the year ended December 31, 2025, the Company identified indicators of impairment related to a production line and related long-lived assets due primarily to the prolonged suspension of production and reduced utilization of the related assets. The Company intends to continue operating and utilizing these assets and, accordingly, evaluated the related asset group for impairment as held-and-used long-lived assets under ASC 360.

As the carrying amount of the asset group was not expected to be recoverable, the Company measured the impairment loss as the amount by which the carrying value of the asset group exceeded its estimated fair value. The fair value measurement was based primarily on valuation techniques including the cost approach and, where applicable, market information for similar used equipment. Significant inputs included replacement cost, physical deterioration, functional and economic obsolescence, and asset condition and utilization.

As a result, the Company recognized an impairment charge of approximately $130,000 during the year ended December 31, 2025. The fair value measurement of the asset group was classified within Level 3 of the fair value hierarchy and was measured on a nonrecurring basis.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The Company’s assets and liabilities are translated into United States dollars from RMB at year-end exchange rates. Its revenues and expenses are translated at the average exchange rate during the period. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	12/31/2025	12/31/2024
Period-end US$: CAD exchange rate	1.3712	1.4400
Period-end US$: RMB exchange rate	6.9931	7.2993
Period-end US$: HK exchange rate	7.7833	7.7677
Period average US$: CAD exchange rate	1.3973	1.3699
Period average US$: RMB exchange rate	7.1875	7.1957
Period average US$: HK exchange rate	7.7956	7.8030

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

As of December 31, 2025, the company does not have any current lease agreements exceeding 12 months.

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

Share-based Compensation

The Company recognize share-based compensation expense on a straight-line basis over the applicable requisite service period, based on the grand date fair value of the award. The fair value of shares issued for services is calculated by multiplying the number of shares issued with the stock price on the grant date.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This guidance clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. The amended guidance is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The guidance can be applied either prospectively or retrospectively. The adoption of this guidance did not have a material impact on financial position, results of operations and cash flows of the Company.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This Update is issued to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The adoption of this guidance did not have a material impact on financial position, results of operations and cash flows of the Company.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This Update is issued to establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently in the process of evaluating the impact this amended guidance may have on its consolidated financial statements.

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

The discontinued operation represents a strategic shift that has a major effect on the Company’s operations and financial results, which trigger discontinued operations accounting in accordance with ASC 205-20-45. The assets and liabilities related to the discontinued operations were retroactively classified as assets/liabilities held for sale as of December 31, 2024, while results of operations related to the discontinued operations for the years ended December 31, 2025 and 2024, were retroactively reported as loss from discontinued operations. The results of discontinued operations for the years ended December 31, 2025 and 2024 are as follows:

	For the Years ended December 31,
	2025	2024
Net revenues	$-	$2,233,591
Cost of revenues	-	2,050,803
Gross profit	-	182,788

Operating expenses:
Selling and marketing expenses	4,730	106,852
General and administrative expenses	287,646	5,372,923
Research & developing expenses	-	78,562
Total operating expenses	292,376	5,558,337

Loss from discontinued operations	(292,376)	(5,375,549)

Other income (expenses)
Interest income	-	17
Interest expenses	-	(542,800)
Other income	-	1,970,546
Loss on disposal of subsidiaries	(8,891,838)	(808,184)
Total other income (expenses)	(8,891,838)	619,579

Income (loss) before income taxes	(9,184,214)	(4,755,970)
Income taxes provision		-
Net income (loss) from discontinued operations	$(9,184,214)	$(4,755,970)

Assets and liabilities of the discontinued operations:

As of December 31,
2024
CURRENT ASSETS:
Cash	$13,880
Restricted Cash	938
Accounts receivable, net	1,984,827
Advances to suppliers, net	188,933
Other receivables, net	350
Other receivables-related parties	59,431
Prepaid expenses	346,056
TOTAL CURRENT ASSETS	2,594,415

NON-CURRENT ASSETS:
Plant and equipment, net	6,078,353
Long-term investments	1,622,654
TOTAL ASSETS	$10,295,422

CURRENT LIABILITIES:
Accounts payable	$1,325,542
Taxes payable	1,168,087
Other payables and accrued liabilities	587,261
Other payables-related parties	1,389,770
TOTAL CURRENT LIABILITIES	4,470,660
TOTAL LIABILITIES	$4,470,660

4. Accounts Receivable, Net

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets, and wholesalers.

	As of December 31,
	2025	2024
Trade accounts receivable	$1,149,066	$929,401
Less: Allowance for credit losses	(939,860)	(873,120)
	$209,206	$56,281
Allowance for credit losses
Beginning balance:	$(873,120)	$(756,241)
Additions to allowance	(66,740)	(116,879)
Bad debt written-off	-	-
Ending balance	$(939,860)	$(873,120)

5. Advances to Suppliers, Net

Prepayments mainly include advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	As of December 31,
	2025	2024
Payment to suppliers and vendors	$987,100	$851,963
Allowance for credit losses	(2,534)	(2,428)
Total	$984,566	$849,535

6. Inventories, Net

Inventories consisted of the following as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Raw materials	$1,087,840	$1,067,015
Work in progress	1,216,965	1,292,674
Finished goods	451,143	425,822
Allowance for inventory reserve	(2,017,978)	(1,933,772)
Total	$737,970	$851,739

7. Plant and Equipment, Net

Plant and equipment consisted of the following as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
At Cost:
Buildings	$5,072,328	$4,859,548
Machinery and equipment	4,040,441	3,470,470
Office equipment	485,744	462,846
Motor vehicles	182,461	174,808
	9,780,974	8,967,672
Less: Accumulated depreciation	(4,997,672)	(4,009,744)
	4,783,302	4,957,928
Less: Impairment	(130,330)	-
	4,652,972	4,957,928
Construction in progress	23,909	22,906
	$4,676,881	$4,980,834

Depreciation expense for the years ended December 31, 2025 and 2024 was $790,362 and $630,427, respectively.

Impairment of plant and equipment movement is as follows:

	As of December 31,
	2025	2024
Beginning balance	$-	$-
Addition	126,805	-
Foreign currency translation adjustments	3,525	-
Ending balance	$130,330	$-

8. Intangible Assets

	As of December 31,
	2025	2024
At Cost:
Land use rights	$748,412	$717,017
Software licenses	52,980	50,464
Trademark	905,199	867,226
	$1,706,591	$1,634,707
Less: Accumulated amortization	(989,280)	(815,635)
	$717,311	$819,072

Amortization expense for the years ended December 31, 2025 and 2024 was $133,902 and $133,712, respectively.

As of December 31, 2025, the estimated future amortization expenses of the intangible assets were as follow:

Years ending December 31,	Amortization expenses
2026	$50,639
2027	33,333
2028	30,472
2029	16,173
2030	16,173
Thereafter	570,521
Total	$717,311

9. Other Payables and Accrued Liabilities

As of December 31, 2025 and 2024, the balance of other payable and accrued liabilities was $2,140,130 and $1,948,434 respectively. Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

10. Advance from Customer

For our operations, the proceeds received from sales are initially recorded as advances from customers, which are usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of December 31, 2025 and 2024, the outstanding balance of the advance from customers was $213,127 and $368,232 respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the following reporting period.

11. Related Parties Transaction

As of December 31, 2025 and 2024, the outstanding balance due from related parties was $2,736,302 and $1,916,298, respectively. Outstanding balances of significant related parties are stated below:

		As of December 31,
Amounts due from related parties:		2025	2024
Hubei Shuang New Energy Technology Co., Ltd.	Mr. Haiyan Xiong owned 35% equity, withdrawn on March 7, 2025	$408,975	$-
Mr. Haiyan Xiong	the management of the Jingshan Sanhe	2,278,650	1,866,790
Mr. Jun Lu	the management of the Jingshan Sanhe	23,219	20,875
Mr. Bin Zhang	the management of the Jingshan Sanhe	19,073	18,273
Mr. Yong Yang	the management of Fast Approach	6,385	10,360
Total		$2,736,302	$1,916,298

These nontrade receivables, as noted above, arise from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand. Receivables from Mr. Haiyan Xiong mainly include advances to Mr. Haiyan Xiong for procurement of raw material and carriage.

As of December 31, 2025 and 2024, the outstanding balance due to related parties was $1,924,426 and $2,950,972, respectively. The balance was advanced for the working capital of the Company, and is non-interest bearing and unsecured unless further disclosed.

Outstanding balance of significant parties are stated below:

		As of December 31,
Amounts due to related parties:		2025	2024
Mr. Bin Zhou	Chief Executive Officer and Chairman of the Company	$628,621	$1,299,675
Ms. Luojie Pu	Independent director of the Company	872,803	836,190
Hubei Shuang New Energy Technology Co., Ltd.	Mr. Haiyan Xiong owned 35% equity, withdrawn on March 7, 2025	-	438,894
Xianning Xiangtian Energy Co., Ltd.	Mr. Xin Chen, supervisor of Jingshan Sanhe, acts as legal representative	71,499	68,500
Ms. Huiying Jin	the management of the Xianning Bozhuang	304,580	291,803
Ms. Ye Zhang	the management of the Shanghai Shuning	18,323	15,910
Ms. Caiping Mao	Wife of of Haiyan Xiong	28,600	-
Total		$1,924,426	$2,950,972

The balance was advanced for the working capital of the Company, and is non-interest bearing and unsecured unless further disclosed.

12. Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Shandong Yunchu	Shengsili	Total
Balance as of December 31, 2024	$4,724,699	$-	$4,724,699
Goodwill acquired (1)	-	7,005	7,005
Disposal of subsidiary (2)	(4,724,699)	-	(4,724,699)
Balance as of December 31, 2025	$-	$7,005	$7,005

(1) On November 26, 2025, Bozhuang entered into a Share Purchase Agreements with shareholders of Hubei Shengsili Biotechnology Co., Ltd. (“Hubei Shengsili”), to acquire 67% equity interests in Hubei Shengsili for a consideration of $143.

(2) On April 30, 2025, the Board resolved to discontinue the operations of Shandong Yunchu. Subsequently, on September 1, 2025, the Company disposed of its 100% equity interest in Shandong Yunchu.

13. Bank Loans

The outstanding balances on short-term and long-term bank loans consisted of the following:

		Interest	As of December 31,
Lender	Maturities	rate	2025	2024
Jingshan City branch of Postal Saving Bank of China	Due in January 2025	3.85%	$-	$1,367,283
Jingshan City branch of Postal Saving Bank of China	Due in January 2026	3.63%	914,759	-
Jingshan City branch of Agricultural Bank of China	Due in March 2026	3.3%	1,136,835	-
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in March 2026	3.2%	700,690	-
Jingmen Branch of Bank of China	Due in June 2026	3.0%	1,143,985	-
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in June 2026	4.0%	428,994	410,998
Hubei Bank Jingshan Branch.	Due in December 2026	3.0%	1,000,987	-
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in August 2026	4.58%	285,996	273,999
Chajiaduo supply chain Hubei co., Ltd	Due in February 2026	-	71,499	-
Mr. Wei Jin	Due in December 2025	12%	71,499	-
Bank overdraft			785	221
Total			$5,756,029	$2,052,501

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

The loan from Hubei Bank Jingshan Branch was obtained to support general working capital, with a comprehensive guarantee provided by Mr. Bin Zhang, his wife Ms. Shunhui Gao, and Hubei Bryce Technology Co., Ltd., which is under the company’s control.

The loan from Chajiaduo Supply Chain Hubei Co., Ltd. was obtained to support general working capital, with no guarantee requirement.

The loan from Mr. Wei Jin was obtained to support general working capital, with no guarantee requirement. This loan was subsequently fully repaid in March 2026.

Interest expense for the years ended December 31, 2025 and 2024 was $155,538 and $70,542, respectively.

14. Equity

On May 31, 2024, every ten shares of the Common Stock issued and outstanding or held as treasury stock will be automatically converted into one new share of Common Stock. The total number of shares of Common Stock authorized for issuance will then be reduced by a corresponding proportion The par value per share of the Common Stock will remain unchanged at $0.001 per share.

On August 29, 2025, the stockholders of the Company approved the 2025 Equity Incentive Plan (the “2025 Plan”), up to 7,000,000 shares of common stock, par value $0.001 per share may be issued pursuant to future grants of equity-based awards under the 2025 Plan. During the year ended December 31, 2025, the Company issued an aggregate of 6,950,000 shares of common stock to nine employees under the 2025 Plan for a fair value of $14,429,500. The fair value is determined based on the stock price on the grant date.

As of December 31, 2025, the number of common shares issued and outstanding was 14,232,714.

15. Income Taxes

United States

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. As the Company has a December 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 21% for the Company’s fiscal year ending December 31, 2025 and 2024, respectively. Accordingly, the Company has remeasured the Company’s deferred tax assets on net operating loss carryforwards (“NOLs”) in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOLs and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2025 which the Company has foreign cumulative losses at December 31, 2024.

British Virgin Islands

Planet Green Holdings Corporation BVI is incorporated in the British Virgin Islands and is not subject to tax on income or capital gains under current British Virgin Islands law. In addition, upon payments of dividends by these entities to their shareholders, no British Virgin Islands withholding tax will be imposed.

Hong Kong

PinnacleTech HK Limited is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Under Hong Kong tax law, PinnacleTech HK Limited is exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

PRC

The Company PRC subsidiaries and their controlled entities are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC, Chinese enterprises are subject to income tax at a rate of 25% after appropriate tax adjustments.

Significant components of the income tax expense consisted of the following for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Loss attributed to PRC operations	$(2,284,057)	$(1,953,872)
Loss attributed to U.S. operations	(15,462,443)	(852,615)
Income attributed to Canada operations	(33,697)	233,401
Income attributed to BVI	-	-
Loss before tax	$(17,780,197)	$(2,573,086)

PRC Statutory Tax at 25% Rate	(571,014)	(488,468)
Effect of tax exemption granted	-	-
Valuation allowance	582,313	488,468
Income tax	$11,299	$-

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

Reconciliation of effective income tax rate from continuing operations is as follows for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%
Higher (lower) rates in PRC, net	4.0%	4.0%
Non-recognized deferred tax benefits in the PRC	(25.1)%	(25.0)%
The Company’s effective tax rate	(0.1)%	-%

16. Loss Per Share

	For the Years Ended December 31,
	2025	2024
Loss from continuing operations	$(17,791,496)	$(2,573,086)
Loss from discontinued operations	$(9,184,214)	$(4,755,970)

Loss per share from continuing operations - Basic and diluted	$(2.21)	$(0.35)
Loss per share from discontinuing operations-Basic and diluted	$(1.14)	$(0.65)
Basic and diluted weighted average shares outstanding	8,061,755	7,282,714

17. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2025 and 2024.

	For the Years Ended December 31,
	2025		2024
Customers	Amount	%	Amount	%
A	$-	-	$1,260,423	19
B	$-	-	$816,458	12
C	$457,658	15	$-	-
D	$385,656	13	$-	-
E	$362,828	12	$-	-
F	$314,106	10	$-	-

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2025 and 2024.

	For the Years Ended December 31,
	2025		2024
Suppliers	Amount	%	Amount	%
A	$-	-	$1,519,472	23
B	$-	-	$1,058,833	16
C	$-	-	$957,706	14
D	$-	-	$712,087	11
E	$668,744	24	$-	-
F	$557,840	20	$-	-
G	$511,631	18	$-	-
H	$354,958	13	$-	-
I	$290,394	10	$-	-

18. Risks

A. Credit risk

The Company’s deposits are made with banks located in the PRC. Cash maintained in banks within the People’s Republic of China of less than RMB0.5 million (equivalent to $71,499) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China.

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

19. Contingencies

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

When a loss contingency is not both probable and estimable, the Company does not record an accrued liability but discloses the nature and the amount of the claim, if material. However, if the loss (or an additional loss in excess of the accrual) is at least reasonably possible, then the Company discloses an estimate of the loss or range of loss, unless it is immaterial or an estimate cannot be made. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves complex judgments about future events. Management is often unable to estimate the loss or a range of loss, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) there is a lack of clear or consistent interpretation of laws specific to the industry-specific complaints among different jurisdictions. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including eventual loss, fine, penalty or business impact, if any. The Company has analyzed its operations subsequent to December 31, 2025 to the date these consolidated financial statements were issued and has determined that it does not have any material contingency events to disclose.

20. Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to December 31, 2025 to the date these audited consolidated financial statements were issued, and has determined that other than described below, it does not have any material events to disclose.

On March 10, 2026, the Company incorporated Hubei Taihe Biotechnology Co., Ltd., a PRC limited liability company.