Form 10-Q
period 2026-03-31
Planet Green Holdings Corp.
filed 2026-05-15
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

The number of outstanding shares of the registrant’s common stock as of May 15, 2026 was 14,232,714.

i

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as defined in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned “Risk Factors” in the Registration Statement on Form S-3/A filed by the Company on April 2, 2026, and as subsequently amended, together with the other information contained in this report. If any of the events described in the risk factors occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

ii

PART I

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	“Allinyson” refers to Allinyson Ltd., a company incorporated in the State of Colorado.

●	“Bless Chemical” refers to Bless Chemical Co., Ltd., a company incorporated in Hong Kong.

●	“Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

●	“China” and “PRC” refer to the People’s Republic of China including Hong Kong and Macau.

●	“Hubei Lingpu” refers to Hubei Lingpu Zhenghe Technology Co., Ltd. (formerly Dingfeng Biotechnology Xianning Co., Ltd.), a PRC limited liability company and a wholly foreign-owned enterprise. The entity changed its name to Hubei Lingpu Zhenghe Technology Co., Ltd. on April 29, 2026.

●	“Fast Approach” refers to Fast Approach Inc., a corporation incorporated under the laws of Canada.

●	“Hubei Bulaisi” refers to Hubei Bulaisi Technology Co., Ltd., a PRC limited liability company.

●	“Hubei Shengsili” refers to Hubei Shengsili Biotechnology Co., Ltd., a PRC limited liability company.

●	“Hubei Taihe” refers to Hubei Taihe Biotechnology Co., Ltd., a PRC limited liability company.

●	“Jiayi Technologies” refers to Jiayi Technologies (Xianning) Co., Ltd., a PRC limited liability company.

●	“Jingshan Sanhe” refers to Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., a PRC limited liability company.

●	“PinnacleTech HK” refers to PinnacleTech HK Limited, a company incorporated in Hong Kong

●	“Promising HK” refers to Promising Prospect HK Limited, a company incorporated in Hong Kong.

●	“Planet Green” refers to Planet Green Holdings Corp., a Nevada holding company.

●	“Promising Prospect BVI” refers to Promising Prospect Limited, formerly known as Planet Green Holdings Corporation, a British Virgin Islands company.

●	“RMB” refers to Renminbi, the legal currency of China.

●	“Shanghai Shuning” refers to Shanghai Shuning Advertising Co., Ltd., a PRC limited liability company.

●	“Shandong Yunchu” refers to Shandong Yunchu Supply Chain Co., Ltd., a PRC limited liability company.

●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

●	“We,” “us”, “our,” “PLAG”, and the “Company” refer to Planet Green Holdings Corp., a Nevada corporation, and, except where the context requires otherwise, our wholly-owned subsidiaries and VIE.

●	“Shine Chemical” refers to Shine Chemical Co., Ltd., a company incorporated in Cayman Islands.

●	“Yunnan Cuishanji” refers to Yunnan Cuishanji Biotechnology Co., Ltd., a PRC limited liability company.

●	“Yunnan Yinuowei” refers to Yunnan Yinuowei Biotechnology Co., Ltd., a PRC limited liability company.

ITEM 1 FINANCIAL STATEMENTS

Planet Green Holdings Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
Assets	(Unaudited)
Current assets
Cash	$5,470,815	$118,956
Accounts receivable, net	1,384,819	209,206
Inventories, net	609,838	737,970
Advances to suppliers, net	1,009,092	984,566
Other receivables, net	2,716	1,610
Other receivables-related parties	3,081,792	2,736,302
Prepaid expenses	24,841	20,071
Total current assets	11,583,913	4,808,681

Non-current assets
Plant and equipment, net	4,579,355	4,652,972
Intangible assets, net	701,208	717,311
Construction in progress, net	-	23,909
Goodwill	15,329	7,005
Total non-current assets	5,295,892	5,401,197

Total assets	$16,879,805	$10,209,878

Liabilities and Stockholders’ Equity
Current liabilities
Loans-current	$3,618,850	$5,255,536
Accounts payable	6,633,495	2,114,143
Advance from customers	212,899	213,127
Taxes payable	884,752	232,066
Other payables and accrued liabilities	1,951,020	2,140,130
Other payables-related parties	3,180,701	1,924,426
Total current liabilities	16,481,717	11,879,428

Non-current liabilities
Loans-noncurrent	2,045,520	500,493
Total non-current liabilities	2,045,520	500,493

Total liabilities	18,527,237	12,379,921

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock: $0.001 par value, 100,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock: $0.001 par value, 1,500,000,000 shares authorized; 14,232,714 shares issued and outstanding as of March 31, 2026 and December 31, 2025	14,233	14,233
Additional paid-in capital	170,190,324	170,190,324
Accumulated deficit	(174,717,437)	(175,029,363)
Accumulated other comprehensive income	2,680,006	2,658,143
Non-controlling interests	185,442	(3,380)
Total stockholders’ deficit	(1,647,432)	(2,170,043)

Total liabilities and stockholders’ equity (deficit)	$16,879,805	$10,209,878

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended March 31,
	2026	2025
Net revenues	$6,357,593	$840,333
Cost of revenues	(442,371)	(785,480)
Promotion cost	(4,385,290)	-
Gross profit	1,529,932	54,853

Operating expenses:
Selling and marketing expenses	12,131	10,038
General and administrative expenses	951,095	650,003
Research and developing expenses	12,382	16,338
Total operating expenses	975,608	676,379

Operating income (loss)	554,324	(621,526)

Other income (expenses)
Interest income	33	34
Interest expenses	(49,144)	(22,512)
Other expenses	(2,358)	(668)
Total other expenses	(51,469)	(23,146)

Income (loss) before income taxes	502,855	(644,672)

Income tax expenses	-	-

Income (loss) from continuing operations	502,855	(644,672)

Discontinued operations:
Loss from discontinued operations	-	(152,230)

Net income (loss)	502,855	(796,902)

Less: net income attributable to non-controlling interest	190,929	-

Net income (loss) attributable to shareholders of Planet Green Holdings Corp.	311,926	(796,902)

Net income (loss)	502,855	(796,902)
Foreign currency translation adjustment	22,476	57,720
Total comprehensive income (loss)	525,331	(739,182)
Less: comprehensive income attributable to non-controlling interests	191,542	-
Comprehensive income (loss) attributable to shareholders of Planet Green Holdings Corp.	$333,789	$(739,182)

Income (loss) per share of common stock - basic and diluted
Continuing operations	$0.04	$(0.09)
Discontinued operations	$-	$(0.02)
Basic and diluted weighted average shares outstanding	14,232,714	7,282,714

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2026 and 2025

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of January 1, 2025	7,282,714	$7,283	$155,767,774	$(148,053,653)	$3,972,458	$11,693,862
Net loss	-	-	-	(796,902)	-	(796,902)
Foreign currency translation adjustment	-	-	-	-	57,720	57,720
Balance as of March 31, 2025	7,282,714	$7,283	$155,767,774	$(148,850,555)	$4,030,178	$10,954,680

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Equity
	Shares	Amount	Capital	Deficit	Income	Interests	(Deficit)
Balance as of January 1, 2026	14,232,714	$14,233	$170,190,324	$(175,029,363)	$2,658,143	$(3,380)	$(2,170,043)
Net income	-	-	-	311,926	-	190,929	502,855
Acquiring subsidiaries	-	-	-	-	-	(2,720)	(2,720)
Foreign currency translation adjustment	-	-	-	-	21,863	613	22,476
Balance as of March 31, 2026	14,232,714	$14,233	$170,190,324	$(174,717,437)	$2,680,006	$185,442	$(1,647,432)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$502,855	$(796,902)
Add: net loss from discontinued operations	-	152,230
Net income (loss) from continuing operations	502,855	(644,672)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	175,486	152,413
Amortization	25,903	33,083
Allowance for doubtful accounts	68,256	12,100
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivables	(1,236,952)	19,646
Inventories	137,830	(132,643)
Advances to suppliers	(16,191)	209,593
Other receivables	(1,080)	1,426
Accounts payable	4,484,790	42,068
Advance from customer	(1,698)	(124,290)
Other payables and accrued liabilities	(206,286)	75,873
Taxes payable	647,520	10,130
Net cash provided by (used in) operating activities	4,580,433	(345,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(14,127)	(2,456)
Net cash used in investing activities	(14,127)	(2,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loans	2,045,711	1,101,092
Repayment of bank loans	(2,216,090)	-
Proceeds from related parties	1,235,845	195,150
Repayment to related parties	(294,162)	-
Net cash provided by financing activities	771,304	1,296,242

Net increase in cash	5,337,610	948,513

Effect of changes of foreign exchange rates on cash	14,249	3,076

Cash at beginning of period	118,956	180,335

Cash at end of period	$5,470,815	$1,131,924

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$33	$34
Interest paid	$49,144	$22,512

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PLANET GREEN HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

On August 12, 2019, through Lucky Sky HK, the Company established Lucky Sky Petrochemical, a wholly foreign-owned enterprise incorporated in Xianning City, Hubei Province, China. On December 9, 2020, Lucky Sky Petrochemical Technology (Xianning) Co., Ltd. changed its name to Jiayi Technologies (Xianning) Co., Ltd. (“Jiayi Technologies”)

On May 29, 2020, Promising Prospect BVI Limited incorporated Lucky Sky Planet Green Holdings Co., Limited, a limited liability company incorporated in Hong Kong.

On June 5, 2020, Promising Prospect BVI Limited acquired all of the outstanding equity interests of Fast Approach Inc. Fast Approach was incorporated under Canada’s laws and provides digital advertising delivery and operational services, with China and North America serving as its two core markets.

On June 16, 2020, Lucky Sky Holdings Corporations (H.K.) transferred its 100% equity interest in Lucky Sky Petrochemical to Lucky Sky Planet Green Holdings Co., Limited (H.K.).

On January 6, 2021, Planet Green Holdings Corporation (Nevada) issued an aggregate of 2,200,000 shares of common stock of the Company to the equity holders of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. in exchange for the transfer of 85% of the equity interest of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd. For restructuring purposes, on September 1, 2021, the VIE agreements with Jingshan Sanhe were terminated and Hubei Bulaisi Technology Co., Ltd. acquired the shares of Jingshan Sanhe. On September 14, 2022, Planet Green Holdings Corp. and Hubei Bulaisi Technology Co., Ltd. a subsidiary of the Company, entered into a Share Purchase Agreement with Xue Wang, a shareholder of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., pursuant to which, among other things and subject to the terms and conditions contained therein, the Purchaser agreed to effect share purchase from the Seller of 15% of the outstanding equity interests of Jingshan, and the Company shall pay to the Seller an aggregate of U.S. $3,000,000 in exchange for 15% of the issued and outstanding shares. On September 14, 2022, the Company closed the Share Purchase transaction. As a result, Hubei Bulaisi Technology Co., Ltd. owned 100% shares of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd.

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

On November 26, 2025, Bozhuang entered into a Share Purchase Agreements with shareholders of Hubei Shengsili Biotechnology Co., Ltd. (“Hubei Shengsili”), to acquire 67% equity interests in Hubei Shengsili for a consideration of $145, resulting in goodwill of $7,101. The nominal consideration reflects the strategic nature of the acquisition, as the Company acquired Hubei Shengsili primarily for its operational platform and distribution network in the biotechnology sector, rather than for its existing net asset value.

On December 16, 2025, the Company incorporated PinnacleTech HK Limited (“PinnacleTech HK”), a limited liability company incorporated in Hong Kong.

On December 24, 2025, through PinnacleTech HK, the Company incorporated Hubei Lingpu Zhenghe Technology Co., Ltd. (“Hubei Lingpu”)in Xianning City, Hubei Province, China. Hubei Lingpu is a wholly foreign-owned enterprise, formerly known as Dingfeng Biotechnology Xiangning Co., Ltd. prior to its name change on April 29, 2026.

On March 10, 2026, the Company incorporated Hubei Taihe Biotechnology Co., Ltd. (“Hubei Taihe”), a PRC limited liability company.

On March 19, 2026, the Company incorporated Yunnan Cuishanji Biotechnology Co., Ltd. (“Yunnan Cuishanji”), a PRC limited liability company.

On March 24, 2026, the Company incorporated Xianning Huarui Trading Co., Ltd. (“Xianning Huarui”), a PRC limited liability company.

On March 27, 2026, Yunnan Cuishanji acquired 51% equity interests in Yunnan Yinuowei Biotechnology Co., Ltd. (“Yunnan Yinuowei”) for a consideration of $5,397, resulting in goodwill of $8,228. The goodwill arising from this acquisition exceeded the consideration paid, as the fair value of Yunnan Yinuowei’s identifiable net assets at the acquisition date was negative, primarily due to liabilities assumed in excess of assets acquired.

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; The Company reported net income of $502,855 for the three months ended March 31, 2026 and it’s the net cash provided by operating activities for the three months ended March 31, 2026 was $4,580,433. However, the Company had an accumulated deficit of $174,717,437 and a working capital deficit of $4,897,804 as of March 31, 2026.

These factors raise substantial doubt on the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has recently expanded its sales and marketing efforts by engaging sales agents to promote its tea products and enhance market penetration. The Company believes this sales agent model enables it to improve its profit and cash flow. Management’s plan for the Company’s continued existence is dependent upon management’s ability to execute the business plan and generate additional profit. Additionally, Management may need to continue to rely on private placements or other financing transactions or certain related parties to provide funding for investment, for working capital and general corporate purposes. If management is unable to execute its plan, the Company may become insolvent.

2. Summary of Significant Accounting Policies

Basis of Presentation

Management has prepared the accompanying unaudited condensed consolidated financial statements and these notes according to generally accepted accounting principles in the United States (“GAAP”).

Principles of Consolidation

Details of the Subsidiaries of the Company as of March 31, 2026 are set below:

Name of Company	Place of incorporation	Attributable equity interest %
Promising Prospect BVI Limited	The British Virgin Islands	100
Fast Approach Inc.	Canada	100
Shanghai Shuning Advertising Co., Ltd. (a subsidiary of Fast Approach Inc.)	PRC	100
Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. (a subsidiary of Hubei Bulaisi Technology Co., Ltd.)	PRC	100
Xianning Bozhuang Tea Products Co., Ltd. (a subsidiary of Hubei Lingpu Zhenghe Technology Co., Ltd.)	PRC	100
Bless Chemical Co., Ltd. (a subsidiary of Shine Chemical)	Hong Kong	100
Hubei Bulaisi Technology Co., Ltd. (a subsidiary of Bless Chemical)	PRC	100
Shine Chemical Co., Ltd.	Cayman	100
Hubei Shengsili Biotechnology Co., Ltd. (a subsidiary of Xianning Bozhuang Tea Products Co., Ltd.)	PRC	67
PinnacleTech HK Limited (a subsidiary of Promising Prospect BVI Limited)	Hong Kong	100
Hubei Lingpu Zhenghe Technology Co., Ltd. (a subsidiary of PinnacleTech HK Limited)	PRC	100
Hubei Taihe Biotechnology Co., Ltd. (a subsidiary of Hubei Lingpu Zhenghe Technology Co., Ltd.)	PRC	100
Yunnan Cuishanji Biotechnology Co., Ltd. (a subsidiary of Xianning Bozhuang Tea Products Co., Ltd.)	PRC	100
Xianning Huarui Trading Co., Ltd. (a subsidiary of Xianning Bozhuang Tea Products Co., Ltd.)	PRC	100
Yunnan Yinuowei Biotechnology Co., Ltd. (a subsidiary of Yunnan Cuishanji Biotechnology Co., Ltd.)	PRC	51

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

Cash

Cash includes currency on hand and deposits held by banks that can be added or withdrawn without limitation. The Company maintains most of its bank accounts in the PRC. Cash maintained in banks within the People’s Republic of China of less than RMB0.5 million (equivalent to $72,485) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China.

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

As a result, the Company recognized an impairment charge of $132,127 and $130,330 as of March 31, 2026 and December 31, 2025, respectively. The fair value measurement of the asset group was classified within Level 3 of the fair value hierarchy and was measured on a nonrecurring basis.

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

Foreign Currency Translation

The accompanying unaudited condensed consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The Company’s assets and liabilities are translated into United States dollars from RMB at period-end exchange rates. Its revenues and expenses are translated at the average exchange rate during the period. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	03/31/2026	12/31/2025	03/31/2025
Period-end US$: CDN exchange rate	1.3953	1.3712	1.4379
Period-end US$: RMB exchange rate	6.8980	6.9931	7.2567
Period-end US$: HK exchange rate	7.8400	7.7833	7.7799
Period average US$: CDN exchange rate	1.3714	1.3973	1.4349
Period average US$: RMB exchange rate	6.9218	7.1875	7.2728
Period average US$: HK exchange rate	7.8136	7.7956	7.7799

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

The Company derives its revenues from manufacture and distribution of fuel additives, alcohol based fuel, diesel fuel and tea products, as well as providing online advertising services. The Company recognizes product revenue at a point in time when the control of the products or services has been transferred to customers. The Company applies the following five steps to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and;

●	Recognize revenue as the performance obligation is satisfied.

Cost of revenue

Cost of revenue consists primarily of the costs of finished goods manufactured and procurement cost of packaging, freight charges, depreciation of property and machinery and warehousing expenses. Cost of revenue also includes incremental costs of obtaining sales contract, which are mainly promotion cost paid to distributors in the amount in-line with sales revenue realized.

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

Income Taxes

The Company accounts for income tax using an asset and liability approach and recognizes deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not, these items will either expire before the Company can realize their benefits or uncertain future realization.

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

As of March 31, 2026, the company does not have any current lease agreements exceeding 12 months.

Share-based Compensation

The Company recognize share-based compensation expense on a straight-line basis over the applicable requisite service period, based on the grand date fair value of the award. The fair value of shares issued for services is calculated by multiplying the number of shares issued with the stock price on the grant date.

Commitments and Contingencies

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The majority of these claims and proceedings related to or arise from commercial disputes. The Company first determines whether a loss from a claim is probable, and if it is reasonable to estimate the potential loss. The Company accrues costs associated with these matters when they become probable, and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Also, the Company discloses a range of possible losses, if a loss from a claim is probable but the amount of loss cannot be reasonably estimated, which is in line with the applicable requirements of Accounting Standard Codification 450. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In April 2026, the FASB issued ASU 2026-1, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. This Update is issued to provide authoritative guidance on how an issuer should initially measure paid-in-kind (PIK) dividends on equity-classified preferred stock. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently in the process of evaluating the impact this amended guidance may have on its consolidated financial statements.

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

The discontinued operation represents a strategic shift that has a major effect on the Company’s operations and financial results, which trigger discontinued operations accounting in accordance with ASC 205-20-45. Results of operations related to the discontinued operations for the three months ended March 31, 2025 were retroactively reported as loss from discontinued operations. The results of discontinued operations for the three months ended March 31, 2025 are as follows:

For the Three Months Ended March 31, 2025
Operating expenses:
Selling and marketing expenses	$3,506
General and administrative expenses	116,944
Total operating expenses	120,450

Loss from discontinued operations	(120,450)

Other income (expenses)
Other expenses	(31,780)
Total other expenses	(31,780)

Loss before income taxes	(152,230)
Income taxes provision	-
Net loss from discontinued operations	$(152,230)

4. Accounts Receivable, Net

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets, and wholesalers.

	As of
	March 31, 2026	December 31, 2025
	Unaudited
Trade accounts receivable	$2,406,128	$1,149,066
Less: Allowance for credit losses	(1,021,309)	(939,860)
	$1,384,819	$209,206
Allowance for credit losses
Beginning balance	$(939,860)	$(873,120)
Additions to allowance	(81,449)	(66,740)
Ending balance	$(1,021,309)	$(939,860)

The following table summarizes the Company’s accounts receivable by aging bucket:

	As of
Accounts Receivable by aging bucket	March 31, 2026	December 31, 2025
Less than 3 months	$1,292,359	$217,177
From 4 to 6 months	190,895	18,934
From 7 to 12 months	6,392	1,220
From 1 to 2 years	1,880	3,005
From 2 to 3 years	9,917	10,154
Over 3 years	904,685	898,576
Total gross accounts receivable	2,406,128	1,149,066
Allowance for doubtful accounts	(1,021,309)	(939,860)
Accounts Receivable, net	$1,384,819	$209,206

5. Advances to Suppliers, Net

Prepayments mainly include advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	As of
	March 31, 2026	December 31, 2025
	Unaudited
Payment to suppliers and vendors	$1,011,661	$987,100
Allowance for credit losses	(2,569)	(2,534)
Total	$1,009,092	$984,566

6. Inventories, Net

Inventories consisted of the following as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
	Unaudited
Raw materials	$1,124,643	$1,087,840
Work in progress	1,100,670	1,216,965
Finished goods	430,325	451,143
Allowance for inventory reserve	(2,045,800)	(2,017,978)
Total	$609,838	$737,970

7. Plant and Equipment, Net

Plant and equipment consisted of the following as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
	Unaudited
At Cost:
Buildings	$5,180,673	$5,072,328
Machinery and equipment	4,096,145	4,040,441
Office equipment	492,041	485,744
Motor vehicles	184,977	182,461
	9,953,836	9,780,974
Less: Accumulated depreciation	(5,242,354)	(4,997,672)
	4,711,482	4,783,302
Less: Impairment	(132,127)	(130,330)
	4,579,355	4,652,972
Construction in progress	-	23,909
	$4,579,355	$4,676,881

Depreciation expense for the three months ended March 31, 2026 and 2025 was $175,486 and $152,413, respectively.

Impairment of plant and equipment movement is as follows:

	As of
	March 31, 2026	December 31, 2025
	Unaudited
Beginning balance	$130,330	$-
Addition	-	126,805
Foreign currency translation adjustments	1,797	3,525
Ending balance	$132,127	$130,330

8. Intangible Assets

	As of
	March 31, 2026	December 31, 2025
	Unaudited
At Cost:
Land use rights	$758,730	$748,412
Software licenses	52,144	52,980
Trademark	917,679	905,199
	$1,728,553	$1,706,591
Less: Accumulated amortization	(1,027,345)	(989,280)
	$701,208	$717,311

Amortization expense for the three months ended March 31, 2026 and 2025 was $25,903 and $33,083, respectively.

As of March 31, 2026, the estimated future amortization expenses of the intangible assets were as follow:

Twelve months ending March 31,	Amortization expenses
2027	$33,792
2028	33,792
2029	26,545
2030	16,396
2031	16,396
Thereafter	574,287
Total	$701,208

9. Other Payables and Accrued Liabilities

As of March 31, 2026 and December 31, 2025, the balance of other payable and accrued liabilities was $1,951,020 and $2,140,130 respectively. Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

10. Advance from Customer

For our operations, the proceeds received from sales are initially recorded as advances from customers, which are usually related to unsatisfied ¥ performance obligations at the end of an applicable reporting period. As of March 31, 2026 and December 31, 2025, the outstanding balance of the advance from customers was $212,899 and $213,127 respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the following reporting period.

11. Related Party Transactions

As of March 31, 2026 and December 31, 2025, the outstanding balance due from related parties was $3,081,792 and $2,736,302, respectively. Outstanding balances of significant related parties are stated below:

		As of
		March 31,	December 31,
Amounts due from related parties:		2026	2025
		Unaudited
Hubei Shuang New Energy Technology Co., Ltd.	Mr. Haiyan Xiong owned 35% equity, withdrawn on March 7, 2025	$276,547	$408,975
Mr. Haiyan Xiong	the management of the Jingshan Sanhe	2,762,370	2,278,650
Mr. Jun Lu	the management of the Jingshan Sanhe	23,539	23,219
Mr. Bin Zhang	the management of the Jingshan Sanhe	19,336	19,073
Mr. Yong Yang	the management of Fast Approach	-	6,385
Total		$3,081,792	$2,736,302

These nontrade receivables, as noted above, arise from transactions between the Company and certain related parties, such as loans to these related parties. These loans are unsecured, non-interest bearing and due on demand. Receivables from Mr. Haiyan Xiong mainly include advances to Mr. Haiyan Xiong for procurement of raw material and carriage.

As of March 31, 2026 and December 31, 2025, the outstanding balance due to related parties was $3,180,701 and $1,924,426, respectively. The balances represent advances for working capital needs of the Company, and are non-interest bearing and unsecured unless otherwise disclosed herein. Pursuant to a tripartite agreement dated March 20, 2026 among the Company, Ms. Luojie Pu and Mr. Bin Zhou, the balance of $872,803 previously owed to Ms. Luojie Pu was assumed by Mr. Bin Zhou and reclassified accordingly.

Outstanding balances of significant parties are stated below:

		As of
Amounts due to related parties:		March 31, 2026	December 31, 2025
		Unaudited
Mr. Bin Zhou	Chief Executive Officer and Chairman of the Company	$2,774,471	$628,621
Ms. Luojie Pu	Independent director of the Company; pursuant to a tripartite agreement dated March 20, 2026 among the Company, Ms. Luojie Pu and Mr. Bin Zhou, the balance owed to Ms. Luojie Pu was reclassified to Mr. Bin Zhou.	-	872,803
Xianning Xiangtian Energy Co., Ltd.	Mr. Xin Chen, supervisor of Jingshan Sanhe, acts as legal representative	72,485	71,499
Ms. Huiying Jin	the management of the Xianning Bozhuang	308,779	304,580
Ms. Ye Zhang	the management of the Shanghai Shuning	18,575	18,323
Mr. Yong Yang	the management of Fast Approach	6,391	-
Ms. Caiping Mao	Wife of Haiyan Xiong	-	28,600
Total		$3,180,701	$1,924,426

12. Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Yunnan Yinuowei (1)	Shengsili (2)	Total
Balance as of December 31, 2025	$-	$7,005	$7,005
Goodwill acquired	8,228	-	8,228
Foreign currency translation adjustments	-	96	96
Balance as of March 31, 2026	$8,228	$7,101	$15,329

(1)	On March 27, 2026, Yunnan Cuishanji acquired 51% of the equity interests in Yunnan Yinuowei for consideration of $5,397.

(2)	On November 26, 2025, Bozhuang entered into a Share Purchase Agreements with shareholders of Hubei Shengsili, to acquire 67% of the equity interests in Hubei Shengsili for consideration of $145.

13. Bank Loans

The outstanding balances on short-term and long-term bank loans consisted of the following:

			As of
Lender	Maturities	Interest rate	March 31, 2026	December 31, 2025
			Unaudited
Jingshan City branch of Postal Saving Bank of China	Due in January 2026	3.63%	$-	$914,759
Jingshan City branch of Postal Saving Bank of China	Due in February 2028	4.45%	900,261	-
Jingshan City branch of Agricultural Bank of China	Due in March 2026	3.3%	-	1,136,835
Jingshan City branch of Agricultural Bank of China	Due in March 2027	3.0%	1,152,508	-
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in March 2026	3.2%	-	700,690
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in March 2027	3.2%	710,351	-
Jingmen Branch of Bank of China	Due in June 2026	3.0%	1,159,756	1,143,985
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in June 2026	4.0%	434,909	428,994
Hubei Bank Jingshan Branch.	Due in December 2026	3.0%	1,014,787	1,000,987
Hubei Jingshan Rural Commercial Bank Co. Ltd.	Due in August 2026	4.58%	289,939	285,996
Chajiaduo supply chain Hubei co., Ltd	Due in February 2026	-	-	71,499
Mr. Wei Jin	Due in December 2025	12%	-	71,499
Bank overdraft			1,859	785
Total			$5,664,370	$5,756,029

The loan from the Jingshan City branch of Postal Savings Bank of China was obtained to support general working capital, with no guarantee requirement for this loan.

The loan from the Jingshan City branch of Agricultural Bank of China was obtained to support general working capital, with a comprehensive guarantee provided by Mr. Bin Zhou and Hubei Bulaisi Technology Co., Ltd..

The loan from the Hubei Jingshan Rural Commercial Bank Co. Ltd. was obtained to support general working capital, with certain buildings and land use rights of Hubei Ruishengchang Industrial Co., Ltd. in the amount of RMB3.6 million (equivalent to $521,890) pledged as collateral, as well as comprehensive guarantee provided by Mr. Bin Zhou, Mr. Bin Zhang, senior management of the Company, Mr. Ge Wei, a third-party individual, Hubei Bulaisi Technology Co., Ltd. and Hubei Ruishengchang Industrial Co., Ltd., which is under control of Mr. Ge Wei.

The loan from Jingmen Branch of Bank of China was obtained to support general working capital, with no guarantee requirement for this loan.

The loan from Hubei Bank Jingshan Branch was obtained to support general working capital, with a comprehensive guarantee provided by Mr. Bin Zhang, his wife Ms. Shunhui Gao, and Hubei Bulaisi Technology Co., Ltd., which is under the company’s control.

The loan from Chajiaduo Supply Chain Hubei Co., Ltd. was obtained to support general working capital, with no guarantee requirement.

The loan from Mr. Wei Jin was obtained to support general working capital, with no guarantee requirement.

Interest expense for the three months ended March 31, 2026 and 2025 was $49,144 and $22,512, respectively.

14. Equity

On August 29, 2025, the stockholders of the Company approved the 2025 Equity Incentive Plan (the “2025 Plan”), which provides that up to 7,000,000 shares of common stock, par value $0.001 per share, may be issued pursuant to grants of equity-based awards under the 2025 Plan. During the year ended December 31, 2025, the Company issued an aggregate of 6,950,000 shares of common stock to nine employees under the 2025 Plan for a fair value of $14,429,500. The fair value is determined based on the stock price on the grant date.

As of March 31, 2026, the number of common shares issued and outstanding was 14,232,714.

15. Earnings (Loss) Per Share

	For the Three Months Ended March 31,
	2026	2025
	Unaudited
Income (loss) from continuing operations	$502,855	$(644,672)
Loss from discontinued operations	$-	$(152,230)

Income (loss) per share from continuing operations - Basic and diluted	$0.04	$(0.09)
Loss per share from discontinuing operations-Basic and diluted	$-	$(0.02)
Basic and diluted weighted average shares outstanding	14,232,714	7,282,714

16. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2025. For the three months ended March 31, 2026, no single customer accounted for more than 10% of the Company’s total revenue.

	For the Three Months Ended March 31,
	2026		2025
Customers	Amount	%	Amount	%
A	$-	-	$207,161	25
B	$-	-	$86,442	10

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
	2026		2025
Suppliers	Amount	%	Amount	%
A	$-	-	$350,795	38
B	$-	-	$229,134	25
C	$-	-	$128,953	14
D	$-	-	$91,001	10
E	$2,600,480	63	$-	-
F	$1,155,769	28	$-	-

For the three months ended March 31, 2026, two suppliers (Supplier E and Supplier F) accounted for approximately 63% and 28% of the Company’s total purchases, respectively, for a combined concentration of approximately 91%. The Company does not have long-term supply agreements with these suppliers. The loss of, or a significant reduction in purchases from, either of these suppliers could materially disrupt the Company’s operations and adversely affect its financial condition and results of operations.

17. Credit risk

The Company’s deposits are made with banks located in the PRC. Cash maintained in banks within the People’s Republic of China of less than RMB0.5 million (equivalent to $72,485) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of March 31, 2026 and December 31, 2025, the Company had $5,214,957 and $24,691, respectively, in cash balances held at PRC financial institutions that exceeded the applicable insured limits. There is no cash balances held at American or Cananda financial institutions that exceeded the applicable insured limits as of March 31, 2026 and December 31, 2025.

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

When a loss contingency is not both probable and estimable, the Company does not record an accrued liability but discloses the nature and the amount of the claim, if material. However, if the loss (or an additional loss in excess of the accrual) is at least reasonably possible, then the Company discloses an estimate of the loss or range of loss, unless it is immaterial or an estimate cannot be made. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves complex judgments about future events. Management is often unable to estimate the loss or a range of loss, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) there is a lack of clear or consistent interpretation of laws specific to the industry-specific complaints among different jurisdictions. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including eventual loss, fine, penalty or business impact, if any. The Company has analyzed its operations subsequent to March 31, 2026 to the date these unaudited condensed consolidated financial statements were issued and has determined that it does not have any material contingency events to disclose.

19. Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to March 31, 2026 to the date these unaudited condensed consolidated financial statements were issued, and has determined that other than described below, it does not have any material subsequent events to disclose.

On April 6, 2026, Hubei Shengsili signed a loan agreement with two third party companies, Shengsili (Hubei) Trading Co., Ltd. (“Shengsili Trading”) and Dongyang Hongshuo Network Technology Co., Ltd. (“Dongyang Hongshuo”), to lend RMB10 million (equivalent to approximately $1.45 million) to Shengsili Trading as working capital for 60 days, with the maturity date on June 6, 2026. There is no interest and guarantee requirement for this loan. If Shengsili Trading fails to fully repay the loan within 60 days, the loan will be offset against the amount that Hubei Shengsili is obligated to pay to Dongyang Hongshuo.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are headquartered in Flushing, New York. After a series of acquisitions and dispositions in 2026 and 2025, our primary business, which is carried out by Jingshan Sanhe, Xianning Bozhuang, Hubei Shengsili and Fast Approach Inc, includes the following operations:

●	Manufacture and distribution of methanol fuel additives, alcohol based fuel, and diesel fuel;

●	Manufacture and distribute black tea and green tea products; and

●	Online advertising services.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025.

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 and related notes.

	Three Months Ended		Increase /	Increase /
	March 31,		Decrease	Decrease
(In Thousands of USD)	2026	2025	($)	(%)
Net revenues	6,357	840	5,517	657
Cost of revenues	(442)	(785)	343	(44)
Promotion cost	(4,385)	-	(4,385)	-
Gross profit	1,530	55	1,475	2,682
Operating expenses:
Selling and marketing expenses	12	10	2	20
General and administrative expenses	951	650	301	46
Research & Developing expenses	13	17	(4)	(24)
Operating income (loss)	554	(622)	1,176	(189)
Interest expense	(49)	(22)	(27)	123
Other expense	(2)	(1)	(1)	100
Income (loss) before tax	503	(645)	1,148	(178)
Income tax expense	-	-	-	-
Income (loss) from continuing operations	503	(645)	1,148	(178)
Loss from discontinuing operations	-	(152)	152	(100)
Net income (loss)	503	(797)	1,300	(163)

Net Revenues. Our net revenues for the three months ended March 31, 2026 amounted to $6.36 million, reflecting an increase of approximately $5.52 million compared to $0.84 million for the three months ended March 31, 2025. This increase was attributable to our acquisition of Hubei Shengsili in November 2025 and the expanded enterprise sales distribution channel of our tea products for the three months ended March 31, 2026.

Cost of Revenues. During the three months ended March 31, 2026, we experienced a decrease in our cost of revenue of $0.34 million, in comparison to the three months ended March 31, 2025, from approximately $0.78 million to $0.44 million. This decrease was mainly due to a decrease in cost of revenue from sales of diesel products.

Promotion cost. During the three months ended March 31, 2026, we incurred promotion cost of $4.39 million in connection with sales of tea products by Hubei Shengsili, compared to $nil for the three months ended March 31, 2025.

Gross Profit. Our gross profit increased by approximately $1.47 million, to $1.53 million for the three months ended March 31, 2026 compared to $0.06 million for the three months ended March 31, 2025. Our gross margin increased by 17.6%, to 24.1% for the three months ended March 31, 2026 compared to 6.5% for the three months ended March 31, 2025. The increase in gross profit and gross margin was attributable to our acquisition of Hubei Shengsili and increased revenue, as discussed above.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $2,093, to $12,131 for the three months ended March 31, 2026 from $10,038 for the three months ended March 31, 2025. This increase was mainly due to the increase in shipping and delivery expenses and business travel and meals expense.

General and Administrative Expenses. Our general and administrative expenses for the three months ended March 31, 2026 increased by approximately $0.30 million, to $0.95 million compared to $0.65 million for the three months ended March 31, 2025. This increase was mainly due to an increase in audit expense of $0.21 million.

Research and Development Expenses. Our research and development expenses for the three months ended March 31, 2026 decreased by $3,956, to $12,382 compared to $16,338 for the three months ended March 31, 2025. This decrease was mainly due to a decrease in depreciation expense related to research equipment.

Net Income (Loss)

Our net income was $0.50 million for the three months ended March 31, 2026, compared to a net loss of $0.80 million for the three months ended March 31, 2025. This change in net income was primarily attributable to the increase in revenue, as discussed above.

Foreign Exchange Controls

A significant portion of our cash is held in RMB by our PRC subsidiaries. The RMB is not freely convertible into foreign currencies. Under the PRC’s foreign exchange regulations, payments of current account items, including profit distributions, interest payments, and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. These restrictions could affect our ability to utilize our PRC cash balances to fund our offshore operations or to make dividends or other distributions to our holding company.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; The Company has reported net income of $502,855 for the three months ended March 31, 2026. Its net cash provided by operating activities for the three months ended March 31, 2026 was $4,580,433. However, the Company had an accumulated deficit of $174,717,437 and a working capital deficit of $4,897,804 as of March 31, 2026.

These factors raise substantial doubt on the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has recently expanded its sales and marketing efforts by engaging sales agents to promote its tea products and enhance market penetration. The Company believes this sales agent model enables it to improve its profit and cash flow. Management’s plan for the Company’s continued existence is dependent upon management’s ability to execute its business plan and generate additional profits, Additionally, Management may need to continue to rely on private placements or other capital raising transactions or certain related parties to provide funding for investment, for working capital and general corporate purposes. If management is unable to execute its plan, the Company may become insolvent.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the Three Months Ended March 31
(In thousands of U.S. dollars)	2026	2025
Net cash flows provided by (used in) operating activities	4,580	(345)
Net cash flows used in investing activities	(14)	(2)
Net cash flows provided by financing activities	771	1,296

Operating Activities

Net cash provided by operating activities was $4.58 million during the three months ended March 31, 2026, compared to $0.35 million used in operating activities during the three months ended March 31, 2025. This change was primarily due to the improvement in net income from continuing operations of $1.15 million, plus an increase in adjustments to reconcile net loss of $0.07 million, and changes in net operating assets and liabilities of $3.71 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $14,127, compared to $2,456 for the same period in 2025, which was primarily cash used for purchase of equipment.

Financing Activities

The net cash provided by financing activities was $0.77 million during the three months ended March 31, 2026, compared to $1.30 million for the same period in 2025. This change is attributed to an increase in the amount of repayments made under bank loans.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with the United States generally accepted accounting principles requires our management to make assumptions, estimates, and judgments that affect the amounts reported in the financial statements, including the notes to that, and related disclosures of commitments contingencies, if any.

Impairment of Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. This evaluation requires significant judgment, including the identification of the relevant asset group, the assessment of impairment indicators, and the determination of fair value when impairment is recognized. In estimating fair value, we consider factors such as the expected future utilization of production lines and equipment, market conditions, replacement cost, physical deterioration, and functional and economic obsolescence. As of March 31, 2026, our plant and equipment, net was approximately $4.58 million, and we recognized an impairment of $132,127. Accordingly, changes in our assumptions, including whether suspended or underutilized production assets are expected to return to service and the extent of future utilization, could materially affect the amount of any future impairment charges.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in our internal control over financial reporting, as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 27, 2023, Daqi Cui, a former employee, filed a complaint against the Company in Queens County, the Supreme Court of the State of New York, asserting claims of breach of employment contract, seeking $609,145.05 in damages as well as attorneys’ fees and costs. On November 6, 2023, the Company filed a motion to move the case to the United States District Courthouse, Eastern District of New York for an Order to dismiss with prejudice. On July 29, 2024, the complaint was dismissed by the Eastern District of New York. However, Plaintiff was granted leave to file an amended complaint within 30 days after entry of the order. Subsequently, the Plaintiff filed an amended complaint against the Company and the Company has moved to dismiss the amended complaint. On July 21, 2025, the motion to dismiss was denied by the Court.

On July 31, 2025, the Company filed an Answer to the amended complaint and asserted a counterclaim against the Plaintiff. The case subsequently proceeded to the discovery phase. In March and April 2026, the Plaintiff filed a motion to compel and a motion for sanctions. Concurrently, in April 2026, the Plaintiff’s counsel filed a motion to withdraw as attorney, which resulted in the Court terminating certain deadlines and hearings pending resolution of the withdrawal motion. The Company intends to continue to vigorously defend against the Plaintiff’s claims and pursue its counterclaim.

ITEM 1A. RISK FACTORS

Risk Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s registration statement on Form S3/A as filed with the SEC on April 2, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s registration statement Form S3/A as filed with the SEC on April 2, 2026.

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

PLANET GREEN HOLDINGS CORP.

Date: May 15, 2026	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Lili Hu
Lili Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this quarterly report has been signed by the following persons in the capacities and on the dates indicated.