Form 10-Q
period 2026-06-30
Planet Green Holdings Corp.
filed 2026-08-14
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

The number of outstanding shares of the registrant’s common stock as of August 14, 2026 was 14,232,714.

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

ii

PART I

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	“Allinyson” refers to Allinyson Ltd., a company incorporated in the State of Colorado.

●	“Bless Chemical” refers to Bless Chemical Co., Ltd., a company incorporated in Hong Kong.

●	“Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

●	“China” and “PRC” refer to the People’s Republic of China including Hong Kong and Macau.

●	“Hubei Lingpu” refers to Hubei Lingpu Zhenghe Technology Co., Ltd. (formerly Dingfeng Biotechnology Xianning Co., Ltd.), a PRC limited liability company and a wholly foreign-owned enterprise. The entity changed its name to Hubei Lingpu Zhenghe Technology Co., Ltd. on April 29, 2026.

●	“Fast Approach” refers to Fast Approach Inc., a corporation incorporated under the laws of Canada.

●	“Hubei Bulaisi” refers to Hubei Bulaisi Technology Co., Ltd., a PRC limited liability company.

●	“Hubei Shengsili” refers to Hubei Shengsili Biotechnology Co., Ltd., a PRC limited liability company.

●	“Hubei Taihe” refers to Hubei Taihe Biotechnology Co., Ltd., a PRC limited liability company.

●	“Jiayi Technologies” refers to Jiayi Technologies (Xianning) Co., Ltd., a PRC limited liability company.

●	“Jingshan Sanhe” refers to Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., a PRC limited liability company.

●	“PinnacleTech HK” refers to PinnacleTech HK Limited, a company incorporated in Hong Kong

●	“Promising HK” refers to Promising Prospect HK Limited, a company incorporated in Hong Kong.

●	“Planet Green” refers to Planet Green Holdings Corp., a Nevada holding company.

●	“Promising Prospect BVI” refers to Promising Prospect Limited, formerly known as Planet Green Holdings Corporation, a British Virgin Islands company.

●	“RMB” refers to Renminbi, the legal currency of China.

●	“Shanghai Shuning” refers to Shanghai Shuning Advertising Co., Ltd., a PRC limited liability company.

●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

●	“We,” “us”, “our,” “PLAG”, and the “Company” refer to Planet Green Holdings Corp., a Nevada corporation, and, except where the context requires otherwise, our wholly-owned subsidiaries and VIE.

●	“Shine Chemical” refers to Shine Chemical Co., Ltd., a company incorporated in Cayman Islands.

ITEM 1 FINANCIAL STATEMENTS

Planet Green Holdings Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
Assets	(Unaudited)
Current assets
Cash	$333,799	$15,751
Accounts receivable, net	240,052	134,330
Inventories, net	472,803	599,264
Advances to suppliers, net	46,052	37,619
Other receivables, net	1,502,989	1,038
Other receivables-related parties	-	6,385
Prepaid expenses	21	21
Assets of discontinued operations	-	7,080,393
Total current assets	2,595,716	7,874,801

Non-current assets
Plant and equipment, net	2,676,586	2,719,417
Intangible assets, net	696,381	709,243
Construction in progress, net	-	23,909
Right-of-use lease assets, net	64,968	-
Goodwill	7,220	7,005
Total non-current assets	3,445,155	3,459,574

Total assets	$6,040,871	$11,334,375

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$6,952	$72,284
Current portion of long-term bank loans	-	71,499
Accounts payable	2,908,369	1,522,127
Advance from customers	147,917	150,927
Taxes payable	519,140	135,911
Other payables and accrued liabilities	1,666,087	1,814,578
Other payables-related parties	3,434,031	2,948,824
Operating lease liability, current	35,839	-
Liabilities of discontinued operations	-	6,788,268
Total current liabilities	8,718,335	13,504,418

Non-current liabilities
Operating lease liability, noncurrent	27,583	-
Total non-current liabilities	27,583	-

Total liabilities	8,745,918	13,504,418

Commitments and contingencies

Stockholders’ deficit
Preferred stock: $0.001 par value, 100,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock: $0.001 par value, 1,500,000,000 shares authorized; 14,232,714 shares issued and outstanding as of June 30, 2026 and December 31, 2025	14,233	14,233
Additional paid-in capital	170,190,324	170,190,324
Accumulated deficit	(175,623,596)	(175,029,363)
Accumulated other comprehensive income	2,770,132	2,658,143
Non-controlling interests	(56,140)	(3,380)
Total stockholders’ deficit	(2,705,047)	(2,170,043)

Total liabilities and stockholders’ deficit	$6,040,871	$11,334,375

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$790,203	$3,130	$7,090,579	$63,666
Cost of revenues	(733,403)	(1,672)	(1,118,978)	(7,963)
Promotion cost	(760,064)	-	(5,145,354)	-
Gross profit	(703,264)	1,458	826,247	55,703

Operating expenses:
Selling and marketing expenses	1,985	1,143	10,702	8,015
General and administrative expenses	454,416	295,528	1,084,210	698,010
Research and development expenses	836	-	954	-
Total operating expenses	457,237	296,671	1,095,866	706,025

Operating loss	(1,160,501)	(295,213)	(269,619)	(650,322)

Other (expenses) income
Interest income	313	1	342	2
Interest expenses	(303)	(2,154)	(736)	(4,264)
Other expenses	(585)	(5,324)	(586)	(5,992)
Total other expenses	(575)	(7,477)	(980)	(10,254)

Loss before income taxes	(1,161,076)	(302,690)	(270,599)	(660,576)

Income tax expenses	(8,776)	-	(8,776)	-

Loss from continuing operations	(1,169,852)	(302,690)	(279,375)	(660,576)

Discontinued operations:
Income (loss) from discontinued operations	20,701	(470,891)	(366,921)	(909,907)

Net loss	(1,149,151)	(773,581)	(646,296)	(1,570,483)

Less: Net loss attributable to non-controlling interest	(242,992)	-	(52,063)	-

Net loss attributable to ordinary shareholders of Planet Green Holdings Corp.	(906,159)	(773,581)	(594,233)	(1,570,483)

Net loss	(1,149,151)	(773,581)	(646,296)	(1,570,483)
Foreign currency translation adjustment	88,816	(111,057)	111,292	(53,337)
Total comprehensive loss	(1,060,335)	(884,638)	(535,004)	(1,623,820)
Less: comprehensive loss attributable to non-controlling interests	(244,302)	-	(52,760)	-
Comprehensive loss attributable to shareholders of Planet Green Holdings Corp.	(816,033)	(884,638)	(482,244)	(1,623,820)

Loss per common share - basic and diluted
Continuing operations	$(0.08)	$(0.04)	$(0.02)	$(0.09)
Discontinuing operations	$0.00	$(0.06)	$(0.03)	$(0.12)

Basic and diluted weighted average shares outstanding	14,232,714	7,282,714	14,232,714	7,282,714

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2026 and 2025

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance as of April 1, 2025	7,282,714	$7,283	$155,767,774	$(148,850,555)	$4,030,178	$-	$10,954,680
Net loss	-	-	-	(773,581)	-	-	(773,581)
Foreign currency translation adjustment	-	-	-	-	(111,057)	-	(111,057)
Balance as of June 30, 2025	7,282,714	$7,283	$155,767,774	$(149,624,136)	$3,919,121	$-	$10,070,042

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Equity
	Shares	Amount	Capital	Deficit	Income	Interests	(Deficit)
Balance as of April 1, 2026	14,232,714	$14,233	$170,190,324	$(174,717,437)	$2,680,006	$185,442	$(1,647,432)
Net loss	-	-	-	(906,159)	-	(242,992)	(1,149,151)
Disposal of subsidiaries	-	-	-	-	-	2,720	2,720
Foreign currency translation adjustment	-	-	-	-	90,126	(1,310)	88,816
Balance as of June 30, 2026	14,232,714	$14,233	$170,190,324	$(175,623,596)	$2,770,132	$(56,140)	$(2,705,047)

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2026 and 2025

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance as of January 1, 2025	7,282,714	$7,283	$155,767,774	$(148,053,653)	$3,972,458	$-	$11,693,862
Net loss	-	-	-	(1,570,483)	-	-	(1,570,483)
Foreign currency translation adjustment	-	-	-	-	(53,337)	-	(53,337)
Balance as of June 30, 2025	7,282,714	$7,283	$155,767,774	$(149,624,136)	$3,919,121	$-	$10,070,042

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Equity
	Shares	Amount	Capital	Deficit	Income	Interests	(Deficit)
Balance as of January 1, 2026	14,232,714	$14,233	$170,190,324	$(175,029,363)	$2,658,143	$(3,380)	$(2,170,043)
Net loss	-	-	-	(594,233)	-	(52,063)	(646,296)
Acquiring subsidiaries	-	-	-	-	-	(2,720)	(2,720)
Disposal of subsidiaries	-	-	-	-	-	2,720	2,720
Foreign currency translation adjustment	-	-	-	-	111,989	(697)	111,292
Balance as of June 30, 2026	14,232,714	$14,233	$170,190,324	$(175,623,596)	$2,770,132	$(56,140)	$(2,705,047)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(646,296)	$(1,570,483)
Add: net loss from discontinued operations	366,921	909,907
Net loss from continuing operations	(279,375)	(660,576)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	160,952	153,835
Amortization	34,214	65,967
Amortization of operating lease right-of-use assets	7,166	-
Allowance for doubtful accounts	78,728	32,504
Loss on disposal of plant and equipment	325	-
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivables	(181,667)	1,340
Inventories	143,200	5,884
Advances to suppliers	(12,010)	(447)
Other receivables	(1,487,542)	(380)
Accounts payable	1,347,238	83,292
Advance from customer	(4,505)	59,806
Other payables and accrued liabilities	(149,228)	(23,806)
Taxes payable	375,280	20,722
Operating lease liabilities	(8,696)	-
Net cash provided by (used in) operating activities from continuing operations	24,080	(261,859)
Net cash used in operating activities from discontinued operations	(501,649)	(1,764,806)
Net cash used in operating activities	(477,569)	(2,026,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(12,689)	-
Cash received from disposal of plant and equipment	437	-
Net cash used in investing activities from continuing operations	(12,252)	-
Net cash provided by (used in) investing activities from discontinued operations	323	(2,463)
Net cash used in investing activities	(11,929)	(2,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	6,388	342
Repayment of bank loans	(145,722)	-
Proceeds from related parties	449,134	227,022
Net cash provided by financing activities from continuing operations	309,800	227,364
Net cash provided by financing activities from discontinued operations	501,326	2,274,849
Net cash provided by financing activities	811,126	2,502,213

Net increase in cash	321,628	473,085

Effect of changes of foreign exchange rates on cash	(3,580)	(506,656)

Cash at beginning of period	15,751	48,415

Cash at end of period	$333,799	$14,844

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$342	$2
Interest paid	$736	$4,264

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PLANET GREEN HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

On January 6, 2021, Planet Green Holdings Corporation (Nevada) issued an aggregate of 2,200,000 shares of common stock of the Company to the equity holders of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. (“Jingshan Sanhe”) in exchange for the transfer of 85% of the equity interest of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd. For restructuring purposes, on September 1, 2021, the VIE agreements with Jingshan Sanhe were terminated and Hubei Bulaisi Technology Co., Ltd. (“Hubei Bulaisi”) acquired the shares of Jingshan Sanhe. On September 14, 2022, Planet Green Holdings Corp. and Hubei Bulaisi a subsidiary of the Company, entered into a Share Purchase Agreement with Xue Wang, a shareholder of Jingshan Sanhe, pursuant to which, among other things and subject to the terms and conditions contained therein, the Purchaser agreed to effect share purchase from the Seller of 15% of the outstanding equity interests of Jingshan, and the Company shall pay to the Seller an aggregate of U.S. $3,000,000 in exchange for 15% of the issued and outstanding shares. On September 14, 2022, the Company closed the Share Purchase transaction. As a result, Hubei Bulaisi owned 100% shares of Jingshan Sanhe. On June 15, 2026, the Company completed disposition of its 100% equity interest in Bless Chemical Co., Ltd. (“Bless Chemical”) for nominal consideration. Bless Chemical held the 100% equity interest in Jingshan Sanhe. through Hubei Bulaisi and did not own any other operating assets of the Company. The disposal of Bless Chemical, Hubei Bulaisi and Jingshan Sanhe resulted in gain from disposal of $256,370.

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

On December 16, 2025, the Company incorporated PinnacleTech HK Limited (“PinnacleTech HK”), a limited liability company incorporated in Hong Kong.

On December 24, 2025, through PinnacleTech HK, the Company incorporated Hubei Lingpu Zhenghe Technology Co., Ltd. (“Hubei Lingpu”) in Xianning City, Hubei Province, China. Hubei Lingpu is a wholly foreign-owned enterprise, formerly known as Dingfeng Biotechnology Xiangning Co., Ltd. prior to its name change on April 29, 2026.

On March 10, 2026, the Company incorporated Hubei Taihe Biotechnology Co., Ltd. (“Hubei Taihe”), a PRC limited liability company.

On March 24, 2026, the Company incorporated Xianning Huarui Trading Co., Ltd. (“Xianning Huarui”), a PRC limited liability company.

Enterprise-Wide Disclosure

The Company’s chief operating decision-makers (chief executive officer and chief financial officer) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by business lines for purposes of allocating resources and evaluating financial performance which is assessed and resources are allocated primarily on a consolidated basis, with business line revenue information reviewed only as supplemental context. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, the Company considers itself to be operating within one reportable segment.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss from continuing operations of $279,375 for the six months ended June 30, 2026, and it’s the net cash provided by operating activities from continuing operations for the six months ended June 30, 2026 was $24,080. As of June 30, 2026, the Company had an accumulated deficit of $175,623,596, and a working capital deficit of $6,122,619.

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

Details of the Subsidiaries of the Company as of June 30, 2026 are set below:

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

Cash

Cash includes currency on hand and deposits held by banks that can be added or withdrawn without limitation. The Company maintains most of its bank accounts in the PRC. Cash maintained in banks within the People’s Republic of China of less than RMB0.5 million (equivalent to $73,691) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China.

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

	06/30/2026	12/31/2025	06/30/2025
Period-end US$: CDN exchange rate	1.4205	1.3712	1.3620
Period-end US$: RMB exchange rate	6.7851	6.9931	7.1636
Period-end US$: HK exchange rate	7.8420	7.7833	7.8499
Period average US$: CDN exchange rate	1.3776	1.3973	1.4092
Period average US$: RMB exchange rate	6.8624	7.1875	7.2526
Period average US$: HK exchange rate	7.8243	7.7956	7.7917

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

The Company derives its revenues from manufacture and distribution of tea products, and providing online advertising services. The Company recognizes product revenue at a point in time when the control of the products or services has been transferred to customers. The Company applies the following five steps to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

Earnings Per Share

The Company computes earnings per share (“EPS”) following ASC Topic 260, “Earnings per share.” Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per-share basis from the potential conversion of convertible securities or the exercise of options and or warrants; the dilutive impacts of potentially convertible securities are calculated using the as-if method; the potentially dilutive effect of options or warrants are computed using the treasury stock method. Potentially anti-dilutive securities (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS calculation.

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

Share-based Compensation

The Company recognize share-based compensation expense on a straight-line basis over the applicable requisite service period, based on the grant date fair value of the award. The fair value of shares issued for services is calculated by multiplying the number of shares issued with the stock price on the grant date.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. This update improves the decision usefulness of the financial reporting for acquired financial assets. The amendments require that purchased seasoned loans be accounted for using the gross-up approach, which will enhance comparability and consistency in the accounting for acquired financial assets. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently in the process of evaluating the impact this amended guidance may have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This update improves U.S. GAAP by establishing authoritative guidance on the accounting for government grants received by business entities. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently in the process of evaluating the impact this amended guidance may have on its consolidated financial statements.

In May 2026, the FASB issued ASU 2026-2, Environmental Credits and Environmental Credit Obligations (Topic 818). This Update provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently in the process of evaluating the impact this amended guidance may have on its consolidated financial statements.

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

On June 15, 2026, the Company completed the disposition of its 100% equity interest in Bless Chemical for nominal consideration. Bless Chemical held the 100% equity interest in Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. through Hubei Bulaisi and did not own any other operating assets of the Company.

The discontinued operation represents a strategic shift that has a major effect on the Company’s operations and financial results, which trigger discontinued operations accounting in accordance with ASC 205-20-45. Results of operations related to the discontinued operations for the six months ended June 30, 2025 were retroactively reported as loss from discontinued operations. The results of discontinued operations for the six months ended June 30, 2026 and 2025 are as follows:

	For the Six Months Ended June 30,
	2026	2025
Net revenues	$57,713	$1,683,663
Cost of revenues	57,287	1,675,955
Gross profit	426	7,708

Operating expenses:
Selling and marketing expenses	3,902	14,087
General and administrative expenses	489,786	783,341
Research and development expenses	18,493	36,468
Total operating expenses	512,181	833,896

Loss from discontinued operations	(511,755)	(826,188)

Other income (expenses)
Interest income	4	102
Interest expenses	(82,088)	(55,412)
Other expenses	(29,452)	(28,409)
Gain on disposal of subsidiaries	256,370	-
Total other income (expenses)	144,834	(83,719)

Loss before income taxes	(366,921)	(909,907)
Income taxes provision		-
Net loss from discontinued operations	$(366,921)	$(909,907)

Assets and liabilities of the discontinued operations:

As of December 31,
2025
CURRENT ASSETS:
Cash	$103,205
Accounts receivable, net	74,876
Inventories, net	138,706
Advances to suppliers, net	946,947
Other receivables, net	572
Other receivables-related parties	3,854,414
Prepaid expenses	20,050
TOTAL CURRENT ASSETS	5,138,770

NON-CURRENT ASSETS:
Plant and equipment, net	1,933,555
Long-term investments	8,068
TOTAL ASSETS	$7,080,393

CURRENT LIABILITIES:
Loans-current	$5,183,252
Accounts payable	592,016
Advance from customers	62,200
Taxes payable	96,155
Other payables and accrued liabilities	325,552
Other payables-related parties	100,099
TOTAL CURRENT LIABILITIES	6,359,274

NON-CURRENT LIABILITIES
Loans-noncurrent	428,994
TOTAL LIABILITIES	$6,788,268

4. Accounts Receivable, Net

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets, and wholesalers.

	As of
	June 30, 2026	December 31, 2025
	Unaudited
Trade accounts receivable	$1,125,432	$918,569
Less: Allowance for credit losses	(885,380)	(784,239)
	$240,052	$134,330
Allowance for credit losses
Beginning balance	$(784,239)	$(745,194)
Additions to allowance	(101,141)	(39,045)
Ending balance	$(885,380)	$(784,239)

The following table summarizes the Company’s accounts receivable by aging bucket:

	As of
Accounts Receivable by aging bucket	June 30, 2026	December 31, 2025
Less than 3 months	$18,469	$138,422
From 4 to 6 months	169,397	573
From 7 to 12 months	142,371	1,098
From 1 to 2 years	2,262	3,005
From 2 to 3 years	6,911	7,140
Over 3 years	786,022	768,331
Total gross accounts receivable	1,125,432	918,569
Allowance for doubtful accounts	(885,380)	(784,239)
Accounts Receivable, net	$240,052	$134,330

5. Advances to Suppliers, Net

Prepayments mainly include advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	As of
	June 30, 2026	December 31, 2025
	Unaudited
Payment to suppliers and vendors	$48,664	$40,153
Allowance for credit losses	(2,612)	(2,534)
Total	$46,052	$37,619

6. Inventories, Net

Inventories consisted of the following as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
	Unaudited
Raw materials	$1,079,962	$1,049,598
Work in progress	1,118,933	1,216,965
Finished goods	292,294	291,053
Allowance for inventory reserve	(2,018,386)	(1,958,352)
Total	$472,803	$599,264

7. Plant and Equipment, Net

Plant and equipment consisted of the following as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
	Unaudited
At Cost:
Buildings	$3,846,787	$3,704,171
Machinery and equipment	1,162,547	1,127,968
Office equipment	99,690	89,380
Motor vehicles	141,169	150,949
	5,250,193	5,072,468
Less: Accumulated depreciation	(2,573,607)	(2,353,051)
	2,676,586	2,719,417
Construction in progress	-	23,909
	$2,676,586	$2,743,326

Depreciation expense for the three months ended June 30, 2026 and 2025 was $78,287 and $76,898, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $160,952 and $153,835, respectively.

8. Intangible Assets

	As of
	June 30, 2026	December 31, 2025
	Unaudited
At Cost:
Land use rights	$771,355	$748,412
Software licenses	51,308	52,980
Trademark	920,398	893,023
	1,743,061	1,694,415
Less: Accumulated amortization	(1,046,680)	(985,172)
	$696,381	$709,243

Amortization expense for the three months ended June 30, 2026 and 2025 was $8,289 and $32,983, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 was $34,214 and $65,967, respectively.

As of June 30, 2026, the estimated future amortization expenses of the intangible assets were as follow:

Twelve months ending June 30,	Amortization expenses
2027	$33,536
2028	33,536
2029	21,745
2030	15,850
2031	15,850
Thereafter	575,864
Total	$696,381

9. Other Payables and Accrued Liabilities

As of June 30, 2026 and December 31, 2025, the balance of other payable and accrued liabilities was $1,666,087 and $1,814,578 respectively. Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

10. Advance from Customer

For our operations, the proceeds received from sales are initially recorded as advances from customers, which are usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of June 30, 2026 and December 31, 2025, the outstanding balance of the advance from customers was $147,917 and $150,927 respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the following reporting period.

11. Related Party Transactions

As of June 30, 2026 and December 31, 2025, amounts due from related parties were $nil and $6,385, respectively. The balance as of December 31, 2025 consisted of a nontrade receivable from Mr. Yong Yang, a member of management of Fast Approach. The balance was unsecured, non-interest bearing and due on demand.

As of June 30, 2026 and December 31, 2025, the outstanding balance due to related parties was $3,434,031 and $2,948,824, respectively. During the six months ended June 30, 2026, the Company received advances of $449,134 from related parties for working capital purposes. Such advances are included in the balance due to related parties as of June 30, 2026. The balances represent advances for working capital needs of the Company, and are non-interest bearing and unsecured unless otherwise disclosed herein.

Outstanding balances of significant parties are stated below:

		As of
Amounts due to related parties:		June 30, 2026	December 31, 2025
		Unaudited
Mr. Bin Zhou	Chief Executive Officer and Chairman of the Company	$3,091,421	$1,753,118
Ms. Luojie Pu	Independent director of the Company; pursuant to a tripartite agreement dated March 20, 2026 among the Company, Ms. Luojie Pu and Mr. Bin Zhou, the balance owed to Ms. Luojie Pu was transferred to Mr. Bin Zhou.	-	872,803
Ms. Huiying Jin	the management of the Xianning Bozhuang	313,917	304,580
Ms. Ye Zhang	the management of the Shanghai Shuning	18,884	18,323
Mr. Yong Yang	the management of Fast Approach	9,809	-
Total		$3,434,031	$2,948,824

12. Goodwill

The changes in the carrying amount of goodwill are as follows:

Shengsili (1)
Balance as of December 31, 2025	$7,005
Foreign currency translation adjustments	215
Balance as of June 30, 2026	$7,220

(1)	On November 26, 2025, Bozhuang entered into a Share Purchase Agreements with shareholders of Hubei Shengsili, to acquire 67% of the equity interests in Hubei Shengsili for consideration of $145.

13. Bank Loans

The outstanding balances on short-term and long-term bank loans consisted of the following:

			As of
Lender	Maturities	Interest rate	June 30, 2026	December 31, 2025
			Unaudited
Chajiaduo supply chain Hubei co., Ltd	Due in February 2026	-	-	71,499
Mr. Wei Jin	Due in December 2025	12%	-	71,499
Bank overdraft			6,952	785
Total			$6,952	$143,783

The loan from Chajiaduo Supply Chain Hubei Co., Ltd. was obtained to support general working capital, with no guarantee requirement. This loan was fully repaid upon maturity.

The loan from Mr. Wei Jin was obtained to support general working capital, with no guarantee requirement. This loan was fully repaid in March 2026.

Interest expense for the three months ended June 30, 2026 and 2025 was $303 and $2,154, respectively. Interest expense for the six months ended June 30, 2026 and 2025 was $736 and $4,264, respectively.

14. Operating lease

The Company leases office spaces in Wuhan City, Hubei Province of China, with terms of two years. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Leases with initial term of 12 months or less are not recorded on the balance sheet.

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets:

	As of
	June 30, 2026	December 31, 2025
Operating lease assets:
Operating lease right of use assets	$64,968	$-
Total operating lease assets	64,968	-

Operating lease obligations:
Current operating lease liabilities	35,839	-
Non-current operating lease liabilities	27,583	-
Total operating lease obligations	$63,422	$-

The weighted-average remaining lease term and the weighted-average discount rate of leases are as follows:

June 30, 2026
Weighted-average remaining lease term	1.8 years

Weighted-average discount rate	3.00%

The following table summarizes the maturity of operating lease liabilities as of June 30, 2026:

Twelve months ending June 30,	US$
2027	$37,140
2028	27,855
Total lease payments	64,995
Less: imputed interest	(1,573)
Total lease liabilities	$63,422

15. Equity

On September 9, 2025, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the total number of shares of all classes of stock which the Company has authority to issue to 1,600,000,000 consisting of (a) 1,500,000,000 shares of common stock, par value $0.001 per share, and (b) 100,000,000 shares of preferred stock, par value $0.001 per share, to be issued from time to time with such rights, preferences and priorities as the Board of Directors shall designate.

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

As of June 30, 2026 and December 31, 2025, the number of common shares issued and outstanding was 14,232,714.

16. Earnings (Loss) Per Share

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	Unaudited	Unaudited	Unaudited	Unaudited
Loss from continuing operations	$(1,169,852)	$(302,690)	$(279,375)	$(660,576)
Income (loss) from discontinued operations	$20,701	$(470,891)	$(366,921)	$(909,907)

Loss per share from continuing operations - Basic and diluted	$(0.08)	$(0.04)	$(0.02)	$(0.09)
Earning (loss) per share from discontinued operations-Basic and diluted	$0.00	$(0.06)	$(0.03)	$(0.12)
Basic and diluted weighted average shares outstanding	14,232,714	7,282,714	14,232,714	7,282,714

17. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2026 and 2025.

	For the Six months Ended June 30,
	2026		2025
Customers	Amount	%	Amount	%
A	$-	-	$17,083	27
B	$-	-	$7,577	12
C	$4,600,289	65	$-	-
D	$1,611,965	23	$-	-

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the six months ended June 30, 2026 and 2025.

	For the Six months Ended June 30,
	2026		2025
Suppliers	Amount	%	Amount	%
A	$-	-	$1,365	99
B	$2,321,229	47	$-	-
C	$1,031,657	21	$-	-
D	$691,657	14	$-	-
E	$639,512	13	$-	-

18. Credit risk

The Company’s deposits are made with banks located in the PRC. Cash maintained in banks within the People’s Republic of China of less than RMB0.5 million (equivalent to $73,691) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of June 30, 2026 and December 31, 2025, the Company had $32,328 and $24,691, respectively, in cash balances held at PRC financial institutions that exceeded the applicable insured limits. There is no cash balances held at American financial institutions that exceeded the applicable insured limits as of June 30, 2026 and December 31, 2025.

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

When a loss contingency is not both probable and estimable, the Company does not record an accrued liability but discloses the nature and the amount of the claim, if material. However, if the loss (or an additional loss in excess of the accrual) is at least reasonably possible, then the Company discloses an estimate of the loss or range of loss, unless it is immaterial or an estimate cannot be made. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves complex judgments about future events. Management is often unable to estimate the loss or a range of loss, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) there is a lack of clear or consistent interpretation of laws specific to the industry-specific complaints among different jurisdictions. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including eventual loss, fine, penalty or business impact, if any. The Company has analyzed its operations subsequent to June 30, 2026 to the date these unaudited condensed consolidated financial statements were issued and has determined that it has such contingency events to disclose.

Legal Proceedings

On May 15, 2026, the Company received a first-instance judgment in a trademark dispute with Xianning Baidun Shengshengchuan Brick Tea Factory, ordering the Company to pay RMB 100,000 (US$14,726) in usage fees and to return the relevant trademarks. The Company has appealed the judgment, and the case is currently pending at the appellate level.

20. Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to June 30, 2026 to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are headquartered in Flushing, New York. After a series of acquisitions and dispositions in 2026 and 2025, our primary business, which is carried out by Xianning Bozhuang, Hubei Shengsili and Fast Approach Inc, includes the following operations:

●	Manufacture and distribute black tea and green tea products; and

●	Online advertising services.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025.

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements for the three months ended June 30, 2026 and 2025 and related notes.

	Three Months Ended		Increase /	Increase /
	June 30,		Decrease	Decrease
(In Thousands of USD)	2026	2025	($)	(%)
Net revenues	790	3	787	26,233
Cost of revenues	(733)	(2)	(731)	36,550
Promotion cost	(760)	-	(760)	-
Gross profit	(703)	1	(704)	(70,400)
Operating expenses:
Selling and marketing expenses	2	1	1	100
General and administrative expenses	453	295	158	54
Research & Developing expenses	1	-	1	-
Operating loss	(1,159)	(295)	(864)	293
Interest expense	-	(2)	2	(100)
Other expense	(1)	(6)	5	(83)
Loss before tax	(1,160)	(303)	(857)	283
Income tax expense	(9)	-	(9)	-
Loss from continuing operations	(1,169)	(303)	(866)	286
Income (loss) from discontinued operations	20	(471)	491	(104)
Net loss	(1,149)	(774)	(375)	48

Net Revenues. Our net revenues for the three months ended June 30, 2026 amounted to $790,203, reflecting an increase of $787,073 compared to $3,130 for the three months ended June 30, 2025. This increase was attributable to the growth of our online advertising business and the expanded enterprise sales distribution channel of our tea products for the three months ended June 30, 2026.

Cost of Revenues. During the three months ended June 30, 2026, we experienced an increase in our cost of revenue of $731,731, in comparison to the three months ended June 30, 2025, from $1,672 to $733,403. This increase was mainly due to an increase in cost of revenue from online advertising services and sales of tea products in line with revenue.

Promotion cost. During the three months ended June 30, 2026, we incurred promotion cost of $760,064 in connection with sales of tea products by Hubei Shengsili, compared to $nil for the three months ended June 30, 2025.

Gross Profit. Our gross profit decreased by $704,722, to loss of $703,264 for the three months ended June 30, 2026 compared to profit of $1,458 for the three months ended June 30, 2025. Our gross margin was negative 89.0% for the three months ended June 30, 2026 compared to positive 46.6% for the three months ended June 30, 2025. The decrease in gross profit and gross margin was attributable to an increase in promotion cost. We engaged sales agents to expand the sales network of our tea product, incurred significant promotion cost to achieve small profits but quick turnover.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $842, to $1,985 for the three months ended June 30, 2026 from $1,143 for the three months ended June 30, 2025. This increase was mainly due to the increase in shipping and delivery expenses and business travel and meals expense.

General and Administrative Expenses. Our general and administrative expenses for the three months ended June 30, 2026 increased by $158,888, to $454,416 compared to $295,528 for the three months ended June 30, 2025. This increase was mainly due to an increase in salary and rental expense of our new subsidiaries, as well as impairment of intangible asset.

Research and Development Expenses. Our research and development expenses for the three months ended June 30, 2026 was $836, compared to $nil for the three months ended June 30, 2025. This increase was mainly due to an increase in research expense of our new products.

Net Loss

Our net loss was $1,149,151 for the three months ended June 30, 2026, compared to a net loss of $773,581 for the three months ended June 30, 2025. This change in net loss was primarily attributable to the decrease in gross profit, as discussed above.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025.

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements for the six months ended June 30, 2026 and 2025 and related notes.

	Six Months Ended		Increase /	Increase /
	June 30,		Decrease	Decrease
(In Thousands of USD)	2026	2025	($)	(%)
Net revenues	7,091	64	7,027	10,980
Cost of revenues	(1,119)	(8)	(1,111)	13,888
Promotion cost	(5,145)	-	(5,145)	-
Gross profit	827	56	771	1,377
Operating expenses:
Selling and marketing expenses	11	8	3	38
General and administrative expenses	1,084	698	386	55
Research & Developing expenses	1	-	1	-
Operating loss	(269)	(650)	381	(59)
Interest expense	-	(4)	4	(100)
Other expense	(1)	(6)	5	(83)
Loss before tax	(270)	(660)	390	(59)
Income tax expense	(9)	-	(9)	-
Loss from continuing operations	(279)	(660)	381	(58)
Loss from discontinued operations	(367)	(910)	543	(60)
Net loss	(646)	(1,570)	924	(59)

Net Revenues. Our net revenues for the six months ended June 30, 2026 amounted to $7.09 million, reflecting an increase of approximately $7.03 million compared to $63,666 for the six months ended June 30, 2025. This increase was attributable to our acquisition of Hubei Shengsili in November 2025 and the expanded enterprise sales distribution channel of our tea products for the six months ended June 30, 2026.

Cost of Revenues. During the six months ended June 30, 2026, we experienced an increase in our cost of revenue of $1.11 million, in comparison to the six months ended June 30, 2025, from $7,963 to $1.12 million. This increase was mainly due to an increase in cost of revenue from sales of tea products in line with revenue.

Promotion cost. During the six months ended June 30, 2026, we incurred promotion cost of $5.15 million in connection with sales of tea products by Hubei Shengsili, compared to $nil for the six months ended June 30, 2025.

Gross Profit. Our gross profit increased by approximately $0.77 million, to $0.83 million for the six months ended June 30, 2026 compared to $55,703 for the six months ended June 30, 2025. Our gross margin decreased by 75.8%, to 11.7% for the six months ended June 30, 2026 compared to 87.5% for the six months ended June 30, 2025. The increase in gross profit and decrease in gross margin was attributable to our acquisition of Hubei Shengsili, which engaged sales agents to expand the sales network of our tea product, incurred significant promotion cost to achieve small profits but quick turnover.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $2,687, to $10,702 for the six months ended June 30, 2026 from $8,015 for the six months ended June 30, 2025. This increase was mainly due to the increase in shipping and delivery expenses and business travel and meals expense.

General and Administrative Expenses. Our general and administrative expenses for the six months ended June 30, 2026 increased by approximately $0.38 million, to $1.08 million compared to $0.70 million for the six months ended June 30, 2025. This increase was mainly due to an increase in audit expense of $0.24 million, salary and rental expense of our new subsidiaries, as well as impairment of intangible asset.

Research and Development Expenses. Our research and development expenses for the six months ended June 30, 2026 was $954 compared to $nil for the six months ended June 30, 2025. This increase was mainly due to an increase in research expense of our new products.

Net Loss

Our net loss was $0.65 million for the six months ended June 30, 2026, compared to $1.57 million for the six months ended June 30, 2025. This change in net loss was primarily attributable to the increase in revenue, and decrease in loss from discontinued operations. We completed the disposition of our 100% equity in Bless Chemical, which owned Hubei Bulaisi and Jingshan Sanhe, on June 15, 2026.

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has reported net loss from continuing operations of $279,375 for the six months ended June 30, 2026, and its net cash provided by operating activities from continuing operations for the six months ended June 30, 2026 was $24,080. The Company had an accumulated deficit of $175,623,596 and a working capital deficit of $6,122,619 as of June 30, 2026.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the Six Months Ended June 30
(In thousands of U.S. dollars)	2026	2025
Net cash flows used in operating activities	(478)	(2,027)
Net cash flows used in investing activities	(12)	(2)
Net cash flows provided by financing activities	811	2,502

Operating Activities

Net cash used in operating activities was $477,569 during the six months ended June 30, 2026, primarily due to net loss from continuing operations of $279,375, adjustments to reconcile net loss of $281,385, changes in net operating assets and liabilities of $22,070, and net cash used in operating activities from discontinued operations of $501,649.

Net cash used in operating activities was $2,026,665 during the six months ended June 30, 2025, primarily due to net loss from continuing operations of $660,576, adjustments to reconcile net loss of $252,306, changes in net operating assets and liabilities of $146,411, and net cash used in operating activities from discontinued operations of $1,764,806.

Investing Activities

Net cash used in investing activities from continuing operations for the six months ended June 30, 2026 was $12,252, primarily due to cash used for purchase of equipment of $12,689. Net cash provided by investing activities from discontinued operations for the six months ended June 30, 2026 was $323.

Net cash used in investing activities from continuing operations for the six months ended June 30, 2025 was $nil. Net cash used in investing activities from discontinued operations for the six months ended June 30, 2025 was $2,463.

Financing Activities

The net cash provided by financing activities from continuing operations was $309,800 during the six months ended June 30, 2026, mainly attributed to proceeds from related parties of $449,134, repayment of bank loans of $145,722. Net cash provided by financing activities from discontinued operations for the six months ended June 30, 2026 was $501,326.

The net cash provided by financing activities from continuing operations was $227,364 during the six months ended June 30, 2025, mainly attributed to proceeds from related parties of $227,022. Net cash provided by financing activities from discontinued operations for the six months ended June 30, 2026 was $2,274,849.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with the United States generally accepted accounting principles requires our management to make assumptions, estimates, and judgments that affect the amounts reported in the financial statements, including the notes to that, and related disclosures of commitments contingencies, if any.

Accounts receivable, net

Accounts receivable is presented net of an allowance for credit losses. In determining the amount of the allowance for credit losses, we consider historical collectability based on past due status, the age of the accounts receivable balances, credit quality of the customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Accounts receivable is written off after all collection efforts have ceased. As of June 30, 2026 and December 31, 2025, our allowance for uncollectable balances amounted to $885,380 and $784,239, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in our internal control over financial reporting, as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

As a commercial enterprise, the Company is subject to various claims and legal actions in the ordinary course of business. These matters include commercial disputes arising in the course of its business. The Company is not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations, financial position or cash flows. See Note 19, “Contingencies,” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding legal proceedings and related contingencies.

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

PLANET GREEN HOLDINGS CORP.

Date: August 14, 2026	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Wei Li
Wei Li, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this quarterly report has been signed by the following persons in the capacities and on the dates indicated.