Form 10-Q
period 2026-09-30
Planet Green Holdings Corp.
filed 2026-11-13
CIK 1117057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

The number of outstanding shares of the registrant’s common stock as of November 13, 2026 was 14,266,722.

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

ii

PART I

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●	“Allinyson” refers to Allinyson Ltd., a company incorporated in the State of Colorado.

●	“Bless Chemical” refers to Bless Chemical Co., Ltd., a company incorporated in Hong Kong.

●	“Bozhuang” refers to Xianning Bozhuang Tea Products Co., Ltd., a PRC limited liability company.

●	“China” and “PRC” refer to the People’s Republic of China including Hong Kong and Macau.

●	“Hubei Lingpu” refers to Hubei Lingpu Zhenghe Technology Co., Ltd. (formerly Dingfeng Biotechnology Xianning Co., Ltd.), a PRC limited liability company and a wholly foreign-owned enterprise. The entity changed its name to Hubei Lingpu Zhenghe Technology Co., Ltd. on April 29, 2026.

●	“Fast Approach” refers to Fast Approach Inc., a corporation incorporated under the laws of Canada.

●	“Hubei Bulaisi” refers to Hubei Bulaisi Technology Co., Ltd., a PRC limited liability company.

●	“Hubei Shengsili” refers to Hubei Shengsili Biotechnology Co., Ltd., a PRC limited liability company.

●	“Hubei Taihe” refers to Hubei Taihe Biotechnology Co., Ltd., a PRC limited liability company.

●	“Jiayi Technologies” refers to Jiayi Technologies (Xianning) Co., Ltd., a PRC limited liability company.

●	“Jingshan Sanhe” refers to Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd., a PRC limited liability company.

●	“PinnacleTech HK” refers to PinnacleTech HK Limited, a company incorporated in Hong Kong

●	“Promising HK” refers to Promising Prospect HK Limited, a company incorporated in Hong Kong.

●	“Planet Green” refers to Planet Green Holdings Corp., a Nevada holding company.

●	“Promising Prospect BVI” refers to Promising Prospect Limited, formerly known as Planet Green Holdings Corporation, a British Virgin Islands company.

●	“RMB” refers to Renminbi, the legal currency of China.

●	“Shanghai Shuning” refers to Shanghai Shuning Advertising Co., Ltd., a PRC limited liability company.

●	“U.S. dollar”, “$” and “US$” refer to the legal currency of the United States.

●	“We,” “us”, “our,” “PLAG”, and the “Company” refer to Planet Green Holdings Corp., a Nevada corporation, and, except where the context requires otherwise, our wholly-owned subsidiaries and VIE.

●	“Shine Chemical” refers to Shine Chemical Co., Ltd., a company incorporated in Cayman Islands.

ITEM 1 FINANCIAL STATEMENTS

Planet Green Holdings Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$356,476	$15,751
Accounts receivable, net	250,011	134,330
Inventories, net	482,933	599,264
Advances to suppliers, net	122,079	37,619
Other receivables, net	1,521,319	1,038
Other receivables-related parties	-	6,385
Prepaid expenses	22	21
Assets of discontinued operations	-	7,080,393
Total current assets	2,732,840	7,874,801

Non-current assets
Plant and equipment, net	2,619,795	2,719,417
Intangible assets, net	696,269	709,243
Construction in progress, net	-	23,909
Right-of-use lease assets, net	78,948	-
Goodwill	27,142	7,005
Total non-current assets	3,422,154	3,459,574

Total assets	$6,154,994	$11,334,375

Liabilities and Stockholders’ Equity
Current liabilities
Short-term bank loans	$5,446	$72,284
Current portion of long-term bank loans	-	71,499
Accounts payable	2,114,673	723,867
Advance from customers	324,674	150,927
Taxes payable	290,461	135,911
Other payables	2,048,965	1,810,202
Accrued liabilities	909,128	802,636
Other payables-related parties	3,448,165	2,948,824
Operating lease liability, current	48,764	-
Liabilities of discontinued operations	-	6,788,268
Total current liabilities	9,190,276	13,504,418

Non-current liabilities
Operating lease liability, noncurrent	27,031	-
Total non-current liabilities	27,031	-

Total liabilities	9,217,307	13,504,418

Commitments and contingencies

Stockholders’ deficit
Preferred stock: $0.001 par value, 100,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	-	-
Common stock: $0.001 par value, 1,500,000,000 shares authorized; 14,232,714 shares issued and outstanding as of September 30, 2026 and December 31, 2025	14,233	14,233
Additional paid-in capital	170,190,324	170,190,324
Accumulated deficit	(176,077,537)	(175,029,363)
Accumulated other comprehensive income	2,803,797	2,658,143
Non-controlling interests	6,870	(3,380)
Total stockholders’ deficit	(3,062,313)	(2,170,043)

Total liabilities and stockholders’ deficit	$6,154,994	$11,334,375

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$2,493,318	$3,604	$9,583,897	$67,270
Cost of revenues	(2,412,466)	(1,761)	(3,531,444)	(9,724)
Promotion cost	-	-	(5,145,354)	-
Gross profit	80,852	1,843	907,099	57,546

Operating expenses:
Selling and marketing expenses	3,908	3,392	14,610	11,407
General and administrative expenses	424,643	3,067,181	1,508,853	3,765,191
Research and development expenses	115	-	1,069	-
Total operating expenses	428,666	3,070,573	1,524,532	3,776,598

Operating loss	(347,814)	(3,068,730)	(617,433)	(3,719,052)

Other (expenses) income
Interest income	34	-	376	2
Interest expenses	(295)	(3,916)	(1,031)	(8,180)
Other income	1,041	-	1,041	-
Other expenses	(19,903)	(28)	(20,489)	(6,020)
Total other expenses	(19,123)	(3,944)	(20,103)	(14,198)

Loss before income taxes	(366,937)	(3,072,674)	(637,536)	(3,733,250)

Income tax expenses	(374)	(11,290)	(9,150)	(11,290)

Loss from continuing operations	(367,311)	(3,083,964)	(646,686)	(3,744,540)

Discontinued operations:
Loss from discontinued operations	(24,348)	(9,064,329)	(391,269)	(9,974,236)

Net loss	(391,659)	(12,148,293)	(1,037,955)	(13,718,776)

Less: Net income attributable to non-controlling interest	62,282	-	10,219	-

Net loss attributable to ordinary shareholders of Planet Green Holdings Corp.	(453,941)	(12,148,293)	(1,048,174)	(13,718,776)

Net loss	(391,659)	(12,148,293)	(1,037,955)	(13,718,776)
Foreign currency translation adjustment	34,393	(37,907)	145,685	(91,244)
Total comprehensive loss	(357,266)	(12,186,200)	(892,270)	(13,810,020)
Less: comprehensive loss attributable to non-controlling interests	63,010	-	10,250	-
Comprehensive loss attributable to shareholders of Planet Green Holdings Corp.	(420,276)	(12,186,200)	(902,520)	(13,810,020)

Loss per common share - basic and diluted
Continuing operations	$(0.03)	$(0.42)	$(0.05)	$(0.51)
Discontinuing operations	$(0.00)	$(1.24)	$(0.03)	$(1.37)

Basic and diluted weighted average shares outstanding	14,232,714	7,282,714	14,232,714	7,282,714

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended September 30, 2026 and 2025

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Equity
	Shares	Amount	Capital	Deficit	Income	Interests	(Deficit)
Balance as of July 1, 2025	7,282,714	$7,283	$155,767,774	$(149,624,136)	$3,919,121	$-	$10,070,042
Net loss	-	-	-	(12,148,293)	-	-	(12,148,293)
Disposal of subsidiaries	-	-	-	-	(1,255,870)	-	(1,255,870)
Stock based compensation	-	-	2,798,500	-	-	-	2,798,500
Foreign currency translation adjustment	-	-	-	-	(37,907)	-	(37,907)
Balance as of September 30, 2025	7,282,714	$7,283	$158,566,274	$(161,772,429)	$2,625,344	$-	$(573,528)

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Equity
	Shares	Amount	Capital	Deficit	Income	Interests	(Deficit)
Balance as of July 1, 2026	14,232,714	$14,233	$170,190,324	$(175,623,596)	$2,770,132	$(56,140)	$(2,705,047)
Net (loss) income	-	-	-	(453,941)	-	62,282	(391,659)
Foreign currency translation adjustment	-	-	-	-	33,665	728	34,393
Balance as of September 30, 2026	14,232,714	$14,233	$170,190,324	$(176,077,537)	$2,803,797	$6,870	$(3,062,313)

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2026 and 2025

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Equity
	Shares	Amount	Capital	Deficit	Income	Interests	(Deficit)
Balance as of January 1, 2025	7,282,714	$7,283	$155,767,774	$(148,053,653)	$3,972,458	$-	$11,693,862
Net loss	-	-	-	(13,718,776)	-	-	(13,718,776)
Disposal of subsidiaries	-	-	-	-	(1,255,870)	-	(1,255,870)
Stock based compensation	-	-	2,798,500	-	-	-	2,798,500
Foreign currency translation adjustment	-	-	-	-	(91,244)	-	(91,244)
Balance as of September 30, 2025	7,282,714	$7,283	$158,566,274	$(161,772,429)	$2,625,344	$-	$(573,528)

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Equity
	Shares	Amount	Capital	Deficit	Income	Interests	(Deficit)
Balance as of January 1, 2026	14,232,714	$14,233	$170,190,324	$(175,029,363)	$2,658,143	$(3,380)	$(2,170,043)
Net (loss) income	-	-	-	(1,048,174)	-	10,219	(1,037,955)
Acquiring subsidiaries	-	-	-	-	-	(2,720)	(2,720)
Disposal of subsidiaries	-	-	-	-	-	2,720	2,720
Foreign currency translation adjustment	-	-	-	-	145,654	31	145,685
Balance as of September 30, 2026	14,232,714	$14,233	$170,190,324	$(176,077,537)	$2,803,797	$6,870	$(3,062,313)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Planet Green Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,037,955)	$(13,718,776)
Add: net loss from discontinued operations	391,269	9,974,236
Net loss from continuing operations	(646,686)	(3,744,540)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	318,323	231,466
Amortization	42,762	99,396
Amortization of operating lease right-of-use assets	18,452	-
Allowance for doubtful accounts	77,408	32,651
Stock based compensation	-	2,798,500
Loss on disposal of plant and equipment	2	-
Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
Accounts receivables	(182,919)	8,488
Inventories	139,701	7,629
Advances to suppliers	(83,433)	90,508
Other receivables	(1,496,871)	1,696
Accounts payable	1,337,400	(6,907)
Advance from customer	168,015	(26,377)
Other payables	209,767	(29,232)
Accrued liabilities	102,476	140,376
Taxes payable	146,469	41,440
Operating lease liabilities	(21,550)	-
Net cash provided by (used in) operating activities from continuing operations	129,316	(354,906)
Net cash used in operating activities from discontinued operations	(504,701)	(970,601)
Net cash used in operating activities	(375,385)	(1,325,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(82,124)	-
Acquisition of subsidiaries	(19,499)	-
Cash received from disposal of plant and equipment	440	-
Net cash used in investing activities from continuing operations	(101,183)	-
Net cash provided by (used in) investing activities from discontinued operations	325	(2,474)
Net cash used in investing activities	(100,858)	(2,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	4,810	-
Repayment of bank loans	(146,608)	(215)
Proceeds from related parties	449,076	323,740
Net cash provided by financing activities from continuing operations	307,278	323,525
Net cash provided by financing activities from discontinued operations	504,376	876,006
Net cash provided by financing activities	811,654	1,199,531

Net increase (decrease) in cash	335,411	(128,450)

Effect of changes of foreign exchange rates on cash	5,314	98,243

Cash at beginning of period	15,751	48,415

Cash at end of period	$356,476	$18,208

SUPPLEMENTARY OF CASH FLOW INFORMATION
Interest received	$376	$2
Interest paid	$1,031	$8,180

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PLANET GREEN HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

On January 6, 2021, Planet Green Holdings Corporation (Nevada) issued an aggregate of 2,200,000 shares of common stock of the Company to the equity holders of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd. (“Jingshan Sanhe”) in exchange for the transfer of 85% of the equity interest of Jingshan Sanhe Luckysky New Energy Technologies Co., Ltd to the Jiayi Technologies (Xianning) Co., Ltd. For restructuring purposes, on September 1, 2021, the VIE agreements with Jingshan Sanhe were terminated and Hubei Bulaisi Technology Co., Ltd. (“Hubei Bulaisi”) acquired the shares of Jingshan Sanhe. On September 14, 2022, Planet Green Holdings Corp. and Hubei Bulaisi a subsidiary of the Company, entered into a Share Purchase Agreement with Xue Wang, a shareholder of Jingshan Sanhe, pursuant to which, among other things and subject to the terms and conditions contained therein, the Purchaser agreed to effect share purchase from the Seller of 15% of the outstanding equity interests of Jingshan, and the Company shall pay to the Seller an aggregate of U.S. $3,000,000 in exchange for 15% of the issued and outstanding shares. On September 14, 2022, the Company closed the Share Purchase transaction. As a result, Hubei Bulaisi owned 100% shares of Jingshan Sanhe. On June 15, 2026, the Company completed disposition of its 100% equity interest in Bless Chemical Co., Ltd. (“Bless Chemical”) for nominal consideration. Bless Chemical held the 100% equity interest in Jingshan Sanhe. through Hubei Bulaisi and did not own any other operating assets of the Company. The disposal of Bless Chemical, Hubei Bulaisi and Jingshan Sanhe resulted in gain from disposal of $235,815.

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

On March 10, 2026, the Company incorporated Hubei Taihe Biotechnology Co., Ltd. (“Hubei Taihe”), a PRC limited liability company.

On March 24, 2026, the Company incorporated Xianning Huarui Trading Co., Ltd. (“Xianning Huarui”), a PRC limited liability company.

On September 24, 2026, Hubei Taihe entered into a Share Purchase Agreements with shareholders of Hubei Keqibang Technology Co., Ltd. (“Hubei Keqibang”), to acquire 100% equity interests in Hubei Keqibang for a consideration of $19,836, resulting in goodwill of $19,836.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss from continuing operations of $646,686 for the nine months ended September 30, 2026, and it’s the net cash provided by operating activities from continuing operations for the nine months ended September 30, 2026 was $129,316. As of September 30, 2026, the Company had an accumulated deficit of $176,077,537, and a working capital deficit of $6,457,436.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Form 10-K filed on March 31, 2026. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. All inter-company balances and transactions are eliminated upon consolidation.

Segment Reporting

The Company operates as a single operating and reportable segment in accordance with ASC 280 Segment Reporting. The Company’s operating segments are determined based on the financial information regularly reviewed by the chief operating decision maker (“CODM”) for purposes of assessing operating performance and allocating resources. The Company’s CODM is its Chief Executive Officer, who reviews the Company’s financial performance on a consolidated basis. The CODM primarily uses consolidated net income (loss) to evaluate operating performance, allocate resources, and make strategic and operational decisions.

The Company’s single reportable segment comprises its consolidated operations. Accordingly, the segment’s revenue and net income (loss) are consistent with the corresponding amounts reported in the unaudited condensed consolidated statements of operations. Because substantially all of the Company’s long-lived assets and revenues are located in and derived from China, the Company does not distinguish between markets for the purpose of internal reporting, and therefore, geographical segments are not presented. Significant segment expenses and other segment items for the three and nine months ended September 30, 2026 and 2025 are presented below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$2,493,318	$3,604	$9,583,897	$67,270
Cost of revenues	(2,412,466)	(1,761)	(3,531,444)	(9,724)
Promotion cost	-	-	(5,145,354)	-
Segment gross profit	80,852	1,843	907,099	57,546

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Segment gross profit	80,852	1,843	907,099	57,546
Less：
Selling and marketing expenses	3,908	3,392	14,610	11,407
General and administrative expenses	424,643	3,067,181	1,508,853	3,765,191
Research and development expenses	115	-	1,069	-
Add (less):
Interest income	34	-	376	2
Interest expenses	(295)	(3,916)	(1,031)	(8,180)
Other income	1,041	-	1,041	-
Other expenses	(19,903)	(28)	(20,489)	(6,020)
Loss before income taxes	(366,937)	(3,072,674)	(637,536)	(3,733,250)

Principles of Consolidation

Details of the Subsidiaries of the Company as of September 30, 2026 are set below:

Name of Company	Place of incorporation	Attributable equity interest %
Promising Prospect BVI Limited	The British Virgin Islands	100
Fast Approach Inc.	Canada	100
Shanghai Shuning Advertising Co., Ltd. (a subsidiary of Fast Approach Inc.)	PRC	100
Xianning Bozhuang Tea Products Co., Ltd. (a subsidiary of Hubei Lingpu Zhenghe Technology Co., Ltd.)	PRC	100
Shine Chemical Co., Ltd.	Cayman	100
Hubei Shengsili Biotechnology Co., Ltd. (a subsidiary of Xianning Bozhuang Tea Products Co., Ltd.)	PRC	67
PinnacleTech HK Limited (a subsidiary of Promising Prospect BVI Limited)	Hong Kong	100
Hubei Lingpu Zhenghe Technology Co., Ltd. (a subsidiary of PinnacleTech HK Limited)	PRC	100
Hubei Taihe Biotechnology Co., Ltd. (a subsidiary of Hubei Lingpu Zhenghe Technology Co., Ltd.)	PRC	100
Xianning Huarui Trading Co., Ltd. (a subsidiary of Xianning Bozhuang Tea Products Co., Ltd.)	PRC	100
Hubei Keqibang Technology Co., Ltd. (a subsidiary of Hubei Taihe Biotechnology Co., Ltd.)	PRC	100

Management has eliminated all significant inter-company balances and transactions in preparing the accompanying unaudited condensed consolidated financial statements.

Reclassifications

Certain amounts on the prior years’ consolidated balance sheets and statement of operations were reclassified to reflect discontinued operations, with no effect on ending stockholders’ equity. Salaries payable on the prior years’ consolidated balance sheets was reclassified from accounts payable to accrued liabilities.

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

Cash

Cash includes currency on hand and deposits held by banks that can be added or withdrawn without limitation. The Company maintains most of its bank accounts in the PRC. Cash maintained in banks within the People’s Republic of China of less than RMB0.5 million (equivalent to $74,577) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China.

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

Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. The Company typically applies a salvage value of 0% to 5%. The estimated useful lives of the plant and equipment are as follows:

Buildings	3-30 years
Machinery and equipment	3-10 years
Motor vehicles	4-10 years
Office equipment	1-10 years

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

	September 30, 2026	December 31, 2025	September 30, 2025
Period-end US$: CDN exchange rate	1.4210	1.3712	1.3927
Period-end US$: RMB exchange rate	6.7045	6.9931	7.1190
Period-end US$: HK exchange rate	7.8467	7.7833	7.7809
Period average US$: CDN exchange rate	1.3850	1.3973	1.3984
Period average US$: RMB exchange rate	6.8209	7.1875	7.2201
Period average US$: HK exchange rate	7.8304	7.7956	7.8015

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

The Company derives its revenues from manufacture and distribution of tea products, and providing online advertising services. The Company recognizes product revenue at a point in time when the control of the products or services has been transferred to customers. The Company applies the following five steps to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and;

●	Recognize revenue as the performance obligation is satisfied.

(a)	Tea products

The Company entered sales contracts with various companies and/or individuals. Pursuant to sales contracts entered, the Company is to provide the required tea products to its customers without a right of return. The Company shall deliver the ordered tea products within seven days after receiving of purchase order, and the delivery expense is borne by the customers. The customer shall inspect the quantity and quality of the products received timely and notify any noncompliance to the Company on the day of receipt, and no return will be grant after customers’ acceptances.

The Company recognizes revenue when it transfers its goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. The Company accounts for revenue generated from sales of its tea products on a gross basis, as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation, namely, the promise is to transfer the individual goods to customers, and there is no separately identifiable other promise in the contracts. There are no material concerns about the Company's ability to collect payment as most of its customers are long-term cooperative clients.

The Company’s revenue is recognized at a point in time when title and risk of loss passes and customers inspect and accept the goods, which generally occurs at day of delivery.

(b)	Online advertising services

The Company entered service contracts with various companies to provide online advertising services, including advertising platform recharge service, advertising shooting service and advertisement putting service. Contract price is fixed for each customer and are collected in advance and initially recorded as contract liabilities. There is one single performance obligation, namely, the promise is to deliver the advertising service to customers, and no separately identifiable other promise in the contracts. Customers have no right of return after service is delivered. Revenue is recognized when the Company delivers its service to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange.

The Company accounts for revenue generated from online advertising services on a gross basis, as the Company is acting as a principal in these transactions. The Company identifies appropriate advertising platforms based on customer requirements, offer differential pricing to varies customers, has control of the service and primary responsibility for service quality, advertising effectiveness, compliance, missed or incorrect broadcasts, customer complaints and assumes fulfillment risk.

The Company’s revenue is recognized at a point in time when customers inspect and accept the services, which generally occurs at day of delivery.

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

In September 2026, the FASB issued ASU 2026-3, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. This Update improves the decision usefulness of investment company financial reporting by amending the guidance on how those entities determine the fair value of an equity security that is subject to a contractual restriction that prohibits the sale of that security. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently in the process of evaluating the impact this amended guidance may have on its consolidated financial statements.

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

The discontinued operation represents a strategic shift that has a major effect on the Company’s operations and financial results, which trigger discontinued operations accounting in accordance with ASC 205-20-45. Results of operations related to the discontinued operations for the nine months ended September 30, 2025 were retroactively reported as loss from discontinued operations. The results of discontinued operations for the nine months ended September 30, 2026 and 2025 are as follows:

	For the Nine Months Ended September 30,
	2026	2025
Net revenues	$58,064	$2,451,695
Cost of revenues	57,636	2,417,537
Gross profit	428	34,158

Operating expenses:
Selling and marketing expenses	3,926	20,332
General and administrative expenses	492,766	1,172,362
Research and development expenses	18,605	53,888
Total operating expenses	515,297	1,246,582

Loss from discontinued operations	(514,869)	(1,212,424)

Other income (expenses)
Interest income	4	133
Interest expenses	(82,588)	(99,957)
Other income	-	7,252
Other expenses	(29,631)	(41,324)
Gain on disposal of subsidiaries	235,815	(8,627,916)
Total other income (expenses)	123,600	(8,761,812)

Loss before income taxes	(391,269)	(9,974,236)
Income taxes provision	-	-
Net loss from discontinued operations	$(391,269)	$(9,974,236)

Assets and liabilities of the discontinued operations:

As of December 31,
2025
CURRENT ASSETS:
Cash	$103,205
Accounts receivable, net	74,876
Inventories, net	138,706
Advances to suppliers, net	946,947
Other receivables, net	572
Other receivables-related parties	3,854,414
Prepaid expenses	20,050
TOTAL CURRENT ASSETS	5,138,770

NON-CURRENT ASSETS:
Plant and equipment, net	1,933,555
Long-term investments	8,068
TOTAL ASSETS	$7,080,393

CURRENT LIABILITIES:
Loans-current	$5,183,252
Accounts payable	592,016
Advance from customers	62,200
Taxes payable	96,155
Other payables	325,552
Other payables-related parties	100,099
TOTAL CURRENT LIABILITIES	6,359,274

NON-CURRENT LIABILITIES
Loans-noncurrent	428,994
TOTAL LIABILITIES	$6,788,268

4. Accounts Receivable, Net

The Company extends credit terms of 15 to 60 days to the majority of its domestic customers, which include third-party distributors, supermarkets, and wholesalers.

	As of
	September 30, 2026	December 31, 2025
	Unaudited
Trade accounts receivable	$1,144,204	$918,569
Less: Allowance for credit losses	(894,193)	(784,239)
	$250,011	$134,330
Allowance for credit losses
Beginning balance	$(784,239)	$(745,194)
Additions to allowance	(109,954)	(39,045)
Ending balance	$(894,193)	$(784,239)

The following table summarizes the Company’s accounts receivable by aging bucket:

	As of
Accounts Receivable by aging bucket	September 30, 2026	December 31, 2025
Less than 3 months	$34,223	$138,422
From 4 to 6 months	568	573
From 7 to 12 months	304,060	1,098
From 1 to 2 years	2,417	3,005
From 2 to 3 years	3,956	7,140
Over 3 years	798,980	768,331
Total gross accounts receivable	1,144,204	918,569
Allowance for doubtful accounts	(894,193)	(784,239)
Accounts Receivable, net	$250,011	$134,330

5. Advances to Suppliers, Net

Prepayments mainly include advance payment to suppliers and vendors to procure raw materials. Prepayments consist of the following:

	As of
	September 30, 2026	December 31, 2025
	Unaudited
Payment to suppliers and vendors	$124,722	$40,153
Allowance for credit losses	(2,643)	(2,534)
Total	$122,079	$37,619

6. Inventories, Net

Inventories consisted of the following as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
	Unaudited
Raw materials	$1,092,525	$1,049,598
Work in progress	1,129,396	1,216,965
Finished goods	303,662	291,053
Allowance for inventory reserve	(2,042,650)	(1,958,352)
Total	$482,933	$599,264

7. Other Receivables, Net

Other receivables, net consist of the following:

	As of
	September 30, 2026	December 31, 2025
	Unaudited
Borrowing to third party companies for their general working capital needs	$1,491,536	$-
Guarantee deposit	137,952	132,259
Advance to employees as petty cash to cover minor expenses of the Company	16,051	5,355
Rental deposit	8,860	-
Others	104,379	88,633
Allowance for credit losses	(237,459)	(225,209)
Total	$1,521,319	$1,038

8. Plant and Equipment, Net

Plant and equipment consisted of the following as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
	Unaudited
At Cost:
Buildings	$3,949,961	$3,704,171
Machinery and equipment	1,189,648	1,127,968
Office equipment	100,516	89,380
Motor vehicles	142,867	150,949
	5,382,992	5,072,468
Less: Accumulated depreciation	(2,763,197)	(2,353,051)
	2,619,795	2,719,417
Construction in progress	-	23,909
	$2,619,795	$2,743,326

Depreciation expense for the three months ended September 30, 2026 and 2025 was $157,371 and $77,631, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $318,323 and $231,466, respectively.

9. Intangible Assets

	As of
	September 30, 2026	December 31, 2025
	Unaudited
At Cost:
Land use rights	$780,628	$748,412
Software licenses	51,322	52,980
Trademark	931,464	893,023
	1,763,414	1,694,415
Less: Accumulated amortization	(1,067,145)	(985,172)
	$696,269	$709,243

Amortization expense for the three months ended September 30, 2026 and 2025 was $8,548 and $33,429, respectively. Amortization expense for the nine months ended September 30, 2026 and 2025 was $42,762 and $99,396, respectively.

As of September 30, 2026, the estimated future amortization expenses of the intangible assets were as follow:

Twelve months ending September 30,	Amortization expenses
2027	$33,938
2028	33,938
2029	17,532
2030	16,040
2031	16,040
Thereafter	578,781
Total	$696,269

10. Other Payables

As of September 30, 2026 and December 31, 2025, the balance of other payable was $2,048,965 and $1,810,202 respectively. Other payables – third parties are those non-trade payables arising from transactions between the Company and certain third parties.

11. Advance from Customer

For our operations, the proceeds received from sales are initially recorded as advances from customers, which are usually related to unsatisfied performance obligations at the end of an applicable reporting period. As of September 30, 2026 and December 31, 2025, the outstanding balance of the advance from customers was $324,674 and $150,927 respectively. Due to the generally short-term duration of the relevant contracts, most of the performance obligations are satisfied in the following reporting period.

12. Related Party Transactions

As of September 30, 2026 and December 31, 2025, amounts due from related parties were $nil and $6,385, respectively. The balance as of December 31, 2025 consisted of a nontrade receivable from Mr. Yong Yang, a member of management of Fast Approach. The balance was unsecured, non-interest bearing and due on demand.

As of September 30, 2026 and December 31, 2025, the outstanding balance due to related parties was $3,448,165 and $2,948,824, respectively. During the nine months ended September 30, 2026, the Company received advances of $449,076 from related parties for working capital purposes. Such advances are included in the balance due to related parties as of September 30, 2026. The balances represent advances for working capital needs of the Company, and are non-interest bearing and unsecured unless otherwise disclosed herein.

Outstanding balances of significant parties are stated below:

		As of
Amounts due to related parties:		September 30, 2026	December 31, 2025
		Unaudited
Mr. Bin Zhou	Chief Executive Officer and Chairman of the Company	$3,109,174	$1,753,118
Ms. Luojie Pu	Independent director of the Company; pursuant to a tripartite agreement dated March 20, 2026 among the Company, Ms. Luojie Pu and Mr. Bin Zhou, the balance owed to Ms. Luojie Pu was transferred to Mr. Bin Zhou.	-	872,803
Ms. Huiying Jin	the management of the Xianning Bozhuang	317,690	304,580
Ms. Ye Zhang	the management of the Shanghai Shuning	-	18,323
Mr. Yong Yang	the management of Fast Approach	21,301	-
Total		$3,448,165	$2,948,824

13. Goodwill

The changes in the carrying amount of goodwill are as follows:

	Hubei Shengsili (1)	Hubei Keqibang (2)	Total
Balance as of December 31, 2025	$7,005	$-	$7,005
Goodwill acquired	-	19,836	19,836
Foreign currency translation adjustments	301	-	301
Balance as of September 30, 2026	$7,306	$19,836	$27,142

(1)	On November 26, 2025, Bozhuang entered into a Share Purchase Agreements with shareholders of Hubei Shengsili, to acquire 67% of the equity interests in Hubei Shengsili for consideration of $145.

(2)	On September 24, 2026, Hubei Taihe entered into a Share Purchase Agreements with shareholders of Hubei Keqibang Technology Co., Ltd. (“Hubei Keqibang”), to acquire 100% equity interests in Hubei Keqibang for a consideration of $19,836.

14. Bank Loans

The outstanding balances on short-term and long-term bank loans consisted of the following:

			As of
Lender	Maturities	Interest rate	September 30, 2026	December 31, 2025
			Unaudited
Chajiaduo Supply Chain Hubei Co., Ltd.	Due in February 2026	-	-	71,499
Mr. Wei Jin	Due in December 2025	12%	-	71,499
Bank overdraft			5,446	785
Total			$5,446	$143,783

The loan from Chajiaduo Supply Chain Hubei Co., Ltd. was obtained to support general working capital, with no guarantee requirement. This loan was fully repaid upon maturity.

The loan from Mr. Wei Jin was obtained to support general working capital, with no guarantee requirement. This loan was fully repaid in March 2026.

Interest expense for the three months ended September 30, 2026 and 2025 was $295 and $3,916, respectively. Interest expense for the nine months ended September 30, 2026 and 2025 was $1,031 and $8,180, respectively.

15. Operating lease

The Company leases office spaces in Wuhan City, Hubei Province and Shanghai City of China, with terms of two years. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Leases with initial term of 12 months or less are not recorded on the balance sheet.

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets:

	As of
	September 30, 2026	December 31, 2025
Operating lease assets:
Operating lease right of use assets	$78,948	$-
Total operating lease assets	78,948	-

Operating lease obligations:
Current operating lease liabilities	48,764	-
Non-current operating lease liabilities	27,031	-
Total operating lease obligations	$75,795	$-

The weighted-average remaining lease term and the weighted-average discount rate of leases are as follows:

September 30, 2026
Weighted-average remaining lease term	1.6 years

Weighted-average discount rate	3.00%

The following table summarizes the maturity of operating lease liabilities as of September 30, 2026:

Twelve months ending September 30,	US$
2027	$50,272
2028	27,250
Total lease payments	77,522
Less: imputed interest	(1,727)
Total lease liabilities	$75,795

16. Equity

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

As of September 30, 2026 and December 31, 2025, the number of common shares issued and outstanding was 14,232,714.

17. Earnings (Loss) Per Share

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	Unaudited	Unaudited	Unaudited	Unaudited
Loss from continuing operations	$(367,311)	$(3,083,964)	$(646,686)	$(3,744,540)
Loss from discontinued operations	$(24,348)	$(9,064,329)	$(391,269)	$(9,974,236)

Loss per share from continuing operations - Basic and diluted	$(0.03)	$(0.42)	$(0.05)	$(0.51)
Loss per share from discontinued operations-Basic and diluted	$0.00	$(1.24)	$(0.03)	$(1.37)
Basic and diluted weighted average shares outstanding	14,232,714	7,282,714	14,232,714	7,282,714

18. Concentrations

Customers Concentrations:

The following table sets forth information about each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2026 and 2025.

	For the Nine Months Ended September 30,
	2026		2025
Customers	Amount	%	Amount	%
A	$-	-	$17,083	25
B	$-	-	$7,577	11
C	$4,656,965	49	$-	-
D	$1,621,772	17	$-	-
E	$1,286,280	13	$-	-

Suppliers Concentrations

The following table sets forth information about each supplier that accounted for 10% or more of the Company’s purchase for the nine months ended September 30, 2026 and 2025.

	For the Nine Months Ended September 30,
	2026		2025
Suppliers	Amount	%	Amount	%
A	$-	-	$1,365	99
B	$2,335,352	29	$-	-
C	$1,398,554	18	$-	-
D	$1,263,127	16	$-	-
E	$1,037,934	13	$-	-
F	$949,178	12	$-	-

19. Credit risk

The Company’s deposits are made with banks located in the PRC. Cash maintained in banks within the People’s Republic of China of less than RMB0.5 million (equivalent to $74,577) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of September 30, 2026 and December 31, 2025, the Company had $35,460 and $24,691, respectively, in cash balances held at PRC financial institutions that exceeded the applicable insured limits. There is no cash balance held at American financial institutions that exceeded the applicable insured limits as of September 30, 2026 and December 31, 2025.

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

When a loss contingency is not both probable and estimable, the Company does not record an accrued liability but discloses the nature and the amount of the claim, if material. However, if the loss (or an additional loss in excess of the accrual) is at least reasonably possible, then the Company discloses an estimate of the loss or range of loss, unless it is immaterial or an estimate cannot be made. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves complex judgments about future events. Management is often unable to estimate the loss or a range of loss, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) there is a lack of clear or consistent interpretation of laws specific to the industry-specific complaints among different jurisdictions. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including eventual loss, fine, penalty or business impact, if any. The Company has analyzed its operations subsequent to September 30, 2026 to the date these unaudited condensed consolidated financial statements were issued and has determined that it does not have any material contingency events to disclose.

21. Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to September 30, 2026 to the date these unaudited condensed consolidated financial statements were issued, and has determined that other than described below, it does not have any material subsequent events to disclose.

On October 2, 2026, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with Craft Capital Management LLC (the “Agent”), pursuant to which the Agent acts as the Company’s sales agent in connection with the offer and sale of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of its Common Stock (the “Shares”) from time to time through or to the Agent, acting as sales agent or principal.

The aggregate market value of our outstanding Common Stock held by non-affiliates, or our public float, was approximately $67.6 million, based on 11,638,514 outstanding Shares held by non-affiliates and a per Share price of $5.81, the closing price of our Shares on August 11, 2026. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering with a value exceeding one-third of our “public float” (i.e., the aggregate market value of our Common Stock held by our non-affiliates), or approximately $22,539,922, in any 12-month period so long as our public float remains below $75,000,000. In November 2026, the Company received $17,000 in net proceeds from the sale of stock under our at-the-market program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are headquartered in Flushing, New York. After a series of acquisitions and dispositions in 2026 and 2025, our primary business, which is carried out by Xianning Bozhuang, Hubei Shengsili, Shanghai Shuning, Xianning Huarui and Fast Approach Inc, includes the following operations:

●	Manufacture and distribute black tea and green tea products; and

●	Online advertising services.

Recent Development

We have entered into commercial operations to source, market and distribute lactoferrin, a critical glycoprotein used in a wide range of health products, including our chewable immune tablets. Lactoferrin is also widely used in infant formulas, sports nutrition, and a wide range of dietary and immune supplements. The date these unaudited condensed consolidated financial statements were issued.

To improve access to this fast-growing market, we intend to expand our executive team to include a Chief Scientist. This newly added role will play a key role in sourcing and prioritizing strategic scientific investments, joint ventures and new product launches with a goal to expand and enhance our product portfolio and revenue generating capabilities. We have identified a strong leading candidate at a leading US academic institution for this Chief Scientist role and is in advanced negotiations to fill the role in the near term.

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025.

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements for the three months ended September 30, 2026 and 2025 and related notes.

	Three Months Ended		Increase /	Increase /
	September 30,		Decrease	Decrease
(In Thousands of USD)	2026	2025	($)	(%)
Net revenues	2,493	4	2,489	62,225
Cost of revenues	(2,412)	(2)	(2,410)	120,500
Gross profit	81	2	79	3,950
Operating expenses:
Selling and marketing expenses	4	3	1	33
General and administrative expenses	425	3,068	(2,643)	(86)
Operating loss	(348)	(3,069)	2,721	(89)
Interest expense	-	(4)	4	(100)
Other expense	(19)	-	(19)	-
Loss before tax	(367)	(3,073)	2,706	(88)
Income tax expense	-	(11)	11	(100)
Loss from continuing operations	(367)	(3,084)	2,717	(88)
Income (loss) from discontinued operations	(25)	(9,064)	9,039	(100)
Net loss	(392)	(12,148)	11,756	(97)

Net Revenues. Our net revenues for the three months ended September 30, 2026 amounted to $2,493,318, reflecting an increase of $2,489,714 compared to $3,604 for the three months ended September 30, 2025. This increase was attributable to the growth of our online advertising business for the three months ended September 30, 2026.

Cost of Revenues. During the three months ended September 30, 2026, we experienced an increase in our cost of revenue of $2,410,705, in comparison to the three months ended September 30, 2025, from $1,761 to $2,412,466. This increase was mainly due to an increase in cost of revenue from our online advertising services.

Gross Profit. Our gross profit increased by $79,009, to $80,852 for the three months ended September 30, 2026 compared to profit of $1,843 for the three months ended September 30, 2025. Our gross margin was 3.2% for the three months ended September 30, 2026 compared to 51.1% for the three months ended September 30, 2025. The increase in gross profit and decrease in gross margin was attributable to the growth of our online advertising business with lower gross profit.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $516, to $3,908 for the three months ended September 30, 2026 from $3,392 for the three months ended September 30, 2025. This increase was mainly due to the increase in shipping and delivery expenses and business travel and meals expense.

General and Administrative Expenses. Our general and administrative expenses for the three months ended September 30, 2026 decreased by $2,642,538, to $424,643 compared to $3,067,181 for the three months ended September 30, 2025. This decrease was mainly due to the issuance of 1,450,000 shares of common stock under the 2025 Plan for a fair value of $2.80 million during the three months ended September 30, 2025, and no shares were issued during the three months ended September 30, 2026.

Research and Development Expenses. Our research and development expenses for the three months ended September 30, 2026 was $115, compared to $nil for the three months ended September 30, 2025. This increase was mainly due to an increase in research expense of our new products.

Net Loss

Our net loss was $391,659 for the three months ended September 30, 2026, compared to a net loss of $12,148,293 for the three months ended September 30, 2025. This change in net loss was primarily attributable to the decrease in stock based compensation expense of $2.80 million, and loss from discontinued operations of $9,039,981. On September 1, 2025, the Company disposed of its 100% equity interest in Promising HK, Shandong Yunchu and Jiayi Technologies for nominal consideration. Operating results of Jingshan Sanhe and Hubei Bulaisi was reclassified as loss from discontinued operations for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025.

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2026 and 2025 and related notes.

	Nine Months Ended		Increase /	Increase /
	September 30,		Decrease	Decrease
(In Thousands of USD)	2026	2025	($)	(%)
Net revenues	9,584	67	9,517	14,204
Cost of revenues	(3,532)	(10)	(3,522)	35,220
Promotion cost	(5,145)	-	(5,145)	-
Gross profit	907	57	850	1,491
Operating expenses:
Selling and marketing expenses	15	11	4	36
General and administrative expenses	1,509	3,766	(2,257)	(60)
Research & Developing expenses	1	-	1	-
Operating loss	(618)	(3,720)	3,102	(83)
Interest expense	(1)	(8)	7	(88)
Other expense	(19)	(6)	(13)	217
Loss before tax	(638)	(3,734)	3,096	(83)
Income tax expense	(9)	(11)	2	(18)
Loss from continuing operations	(647)	(3,745)	3,098	(83)
Loss from discontinued operations	(391)	(9,974)	9,583	(96)
Net loss	(1,038)	(13,719)	12,681	(92)

Net Revenues. Our net revenues for the nine months ended September 30, 2026 amounted to $9.58 million, reflecting an increase of approximately $9.52 million compared to $67,270 for the nine months ended September 30, 2025. This increase was attributable to our acquisition of Hubei Shengsili in November 2025 and the expanded enterprise sales distribution channel of our tea products, as well as the growth of our online advertising business for the nine months ended September 30, 2026.

Cost of Revenues. During the nine months ended September 30, 2026, we experienced an increase in our cost of revenue of $3.52 million, in comparison to the nine months ended September 30, 2025, from $9,724 to $3.53 million. This increase was mainly due to an increase in cost of revenue from sales of tea products and online advertising business.

Promotion cost. During the nine months ended September 30, 2026, we incurred promotion cost of $5.15 million in connection with sales of tea products by Hubei Shengsili, compared to $nil for the nine months ended September 30, 2025.

Gross Profit. Our gross profit increased by approximately $0.85 million, to $0.91 million for the nine months ended September 30, 2026 compared to $57,546 for the nine months ended September 30, 2025. Our gross margin decreased to 9.5% for the nine months ended September 30, 2026 compared to 85.5% for the nine months ended September 30, 2025. The increase in gross profit and decrease in gross margin was attributable to our acquisition of Hubei Shengsili, which engaged sales agents to expand the sales network of our tea product, incurred significant promotion cost to achieve small profits but quick turnover, as well as the growth of our online advertising business with lower gross margin.

Operating Expenses

Selling and Marketing Expenses. Our selling and marketing expenses increased by $3,203, to $14,610 for the nine months ended September 30, 2026 from $11,407 for the nine months ended September 30, 2025. This increase was mainly due to the increase in shipping and delivery expenses and business travel and meals expense.

General and Administrative Expenses. Our general and administrative expenses for the nine months ended September 30, 2026 decreased by approximately $2.26 million, to $1.51 million compared to $3.77 million for the nine months ended September 30, 2025. This decrease was mainly due to the issuance of 1,450,000 shares of common stock under the 2025 Plan for a fair value of $2.80 million during the nine months ended September 30, 2025, and no shares were issued during the nine months ended September 30, 2026.

Research and Development Expenses. Our research and development expenses for the nine months ended September 30, 2026 was $1,069 compared to $nil for the nine months ended September 30, 2025. This increase was mainly due to an increase in research expense of our new products.

Net Loss

Our net loss was $1.04 million for the nine months ended September 30, 2026, compared to $13.72 million for the nine months ended September 30, 2025. This change in net loss was primarily attributable to the increase in revenue, and decrease in stock based compensation expense of $2.80 million, and loss from discontinued operations. We completed the disposition of our 100% equity in Bless Chemical, which owned Hubei Bulaisi and Jingshan Sanhe, on June 15, 2026. Operating results of Jingshan Sanhe and Hubei Bulaisi was reclassified as loss from discontinued operations for the nine months ended September 30, 2025.

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has reported net loss from continuing operations of $646,686 for the nine months ended September 30, 2026, and its net cash provided by operating activities from continuing operations for the nine months ended September 30, 2026 was $129,316. The Company had an accumulated deficit of $176,077,537 and a working capital deficit of $6,457,436 as of September 30, 2026.

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

On October 2, 2026, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with Craft Capital Management LLC (the “Agent”), pursuant to which the Agent acts as the Company’s sales agent in connection with the offer and sale time-to-time of shares of the Company’s common stock, having an aggregate gross sales price of an aggregate of up to $22.5 million. In November 2026, the Company received $17,000 in net proceeds from the sale of stock under our at-the-market program.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flows Data:

	For the Nine Months Ended September 30
(In thousands of U.S. dollars)	2026	2025
Net cash flows used in operating activities	(375)	(1,326)
Net cash flows used in investing activities	(101)	(2)
Net cash flows provided by financing activities	812	1,200

Operating Activities

Net cash used in operating activities was $375,385 during the nine months ended September 30, 2026, primarily due to net loss from continuing operations of $646,686, adjustments to reconcile net loss of $456,947, changes in net operating assets and liabilities of $319,055, and net cash used in operating activities from discontinued operations of $504,701.

Net cash used in operating activities was $1,325,507 during the nine months ended September 30, 2025, primarily due to net loss from continuing operations of $3,744,540, adjustments to reconcile net loss of $3,162,013, changes in net operating assets and liabilities of $227,621, and net cash used in operating activities from discontinued operations of $970,601.

Investing Activities

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2026 was $101,183, primarily due to cash used for purchase of equipment of $82,124, and acquisition of subsidiaries of $19,499. Net cash provided by investing activities from discontinued operations for the nine months ended September 30, 2026 was $325.

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2025 was $nil. Net cash used in investing activities from discontinued operations for the nine months ended September 30, 2025 was $2,474.

Financing Activities

The net cash provided by financing activities from continuing operations was $307,278 during the nine months ended September 30, 2026, mainly attributed to proceeds from related parties of $449,076, repayment of bank loans of $146,608. Net cash provided by financing activities from discontinued operations for the nine months ended September 30, 2026 was $504,376.

The net cash provided by financing activities from continuing operations was $323,525 during the nine months ended September 30, 2025, mainly attributed to proceeds from related parties of $323,740. Net cash provided by financing activities from discontinued operations for the nine months ended September 30, 2025 was $876,006.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with the United States generally accepted accounting principles requires our management to make assumptions, estimates, and judgments that affect the amounts reported in the financial statements, including the notes to that, and related disclosures of commitments contingencies, if any.

Accounts receivable, net

Accounts receivable is presented net of an allowance for credit losses. In determining the amount of the allowance for credit losses, we consider historical collectability based on past due status, the age of the accounts receivable balances, credit quality of the customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Accounts receivable is written off after all collection efforts have ceased. As of September 30, 2026 and December 31, 2025, our allowance for uncollectable balances amounted to $894,193 and $784,239, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in our internal control over financial reporting, as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

Exhibit No.	Description
10.1	ATM Sales Agreement dated October 2, 2026, by and between Planet Green Holdings Corp., and Craft Management LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed October 2, 2026).
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET GREEN HOLDINGS CORP.

Date: November 13, 2026	By:	/s/ Bin Zhou
Bin Zhou, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Wei Li
Wei Li, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this quarterly report has been signed by the following persons in the capacities and on the dates indicated.